Form 10-K
period 2016-09-30
Adient Ltd
filed 2016-11-29
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-37757

Adient plc
(exact name of Registrant as specified in its charter)

Ireland	98-1328821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25-28 North Wall Quay, IFSC, Dublin 1, Ireland
(Address of principal executive offices)

Registrant's telephone number, including area code: 414-220-8900

Securities registered pursuant to Section 12(b) of the Act:
(Title of class)	(Name of exchange on which registered)
Ordinary Shares, par value $0.001	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☒	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.	Yes ☐	No ☒
Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes ☒	No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
	Yes ☒	No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer' and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

As of March 31, 2016, the registrant's ordinary shares were not publicly traded. At October 31, 2016, 93,671,810 ordinary shares were issued and outstanding.

Documents Incorporated by Reference
Portions of the Registrant's definitive proxy statement relating to its 2017 annual general meeting of shareholders to be held on March 13, 2017 (the "2017 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2017 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Adient plc
Form 10-K
For the Fiscal Year Ended September 30, 2016

Adient plc | 2016 Form 10-K | 2

Forward-Looking Statements
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
PART II

Item 1.	Business

Overview

On October 31, 2016, Adient plc ("Adient" or the "Company") became an independent company as a result of the separation of the automotive seating and interiors businesses from Johnson Controls International plc. Adient was incorporated under the laws of Ireland in fiscal 2016 for the purpose of holding these businesses. Adient's ordinary shares began trading "regular-way" under the ticker symbol "ADNT" on the New York Stock Exchange on October 31, 2016. On September 2, 2016, Johnson Controls, Inc. and Tyco International plc completed their previously announced combination pursuant to an Agreement and Plan of Merger (the "Merger"). Following the Merger, the entity was renamed "Johnson Controls International plc" and is referred to in this Form 10-K as "Johnson Controls," "JCI" or the "Parent."

Adient is the world's largest automotive seating supplier.* Adient has a leading market position in the Americas, Europe and China, and has longstanding relationships with the largest global original equipment manufacturers, or OEMs, in the automotive space. Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests, trim covers and fabrics. Adient is a global seat supplier with the capability to design, develop, engineer, manufacture, and deliver complete seat systems and components in every major automotive producing region in the world. Adient also participates in the automotive interiors market primarily through its joint venture in China, Yanfeng Global Automotive Interior Systems Co., Ltd., or YFAI.

Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient also supplies high performance seating systems to the international motorsports industry through its award winning RECARO brand of products. Adient operates approximately 230 wholly- and majority-owned manufacturing or assembly facilities, with operations in 33 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America.

Adient's business model is focused on developing and maintaining long-term customer relationships, which has allowed Adient to successfully grow with leading global OEMs. Adient and its engineers work closely with customers as vehicle platforms are developed, which results in close ties with key decision makers at OEM customers.

Adient is committed to being the world's premier automotive seating supplier through leadership in cost, quality, launch execution and customer satisfaction. Through its global footprint, vertical integration and partnerships in China, Adient has leveraged its capabilities to drive growth in the automotive seating industry. Adient intends to leverage these capabilities to further grow its seating business and potentially enter into additional product markets adjacent to the automotive industry.
Business Organization
Reportable Segments Adient has two reportable segments: Seating and Interiors. The Seating reportable segment produces automotive seat metal structures and mechanisms, foam, trim, fabric and complete seat systems. The Interiors reportable segment, primarily derived from the YFAI global automotive interiors joint venture completed on July 2, 2015, produces instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other products. Prior to the completion of the joint venture, the Interiors reportable segment produced instrument panels, floor consoles and door panels. These segments reflect the way Adient evaluates its business performance and manages its operations. Further information regarding Adient's reportable segments may be found in Part II, Item 7 of this Form 10-K under the subheading "Segment Analysis," and in Part II, Item 8 of this Form 10-K in Note 18, "Segment Information," of the notes to combined financial statements.

*	Based on production volumes. Source: IHS Automotive

Adient plc | 2016 Form 10-K | 3

Global Manufacturing Footprint and Functional Expertise Adient operates a global network of approximately 230 manufacturing plants in 33 countries that supplies automotive OEMs with complete seats, modules and components. In fiscal 2016, Adient delivered more than 25 million seat systems on a "just-in-time or in-sequence" basis globally. Those businesses supplied seating systems on more than 360 nameplates to 40 different OEMs. Adient's industry-leading technologies complement proven expertise in consumer insights and marketing, value product planning, product design for cost, design for manufacturing, system integration, evaluation, validation and manufacturing. Adient's approximately 75,000 highly skilled and engaged employees have earned a reputation for delivering high quality, value-added seating and interiors products that support auto manufacturers' goals of brand differentiation.
Longstanding Customer Relationships with Leading Global OEMs Adient works with OEMs to develop complete seating solutions to meet and exceed consumer expectations for performance, safety and comfort. Adient does business with all major global OEM customers, and in many cases, works closely with those customers to develop a seating solution integrated into the overall vehicle appearance and architecture.
Global Development Network Adient's expertise in innovation and development represents a key competitive differentiator in the automotive seating business. In the development process, key downstream elements of the product are locked in, including material costs, plant conversion costs, quality characteristics and certain technical requirements. Adient uses a common product development process globally that ensures that these elements are correct at the outset of the development process, reflects the best practices of Adient's operations worldwide and meets the expectations of Adient's diverse customer base. Its product launch system is customizable and scalable based on customer and product requirements.
Adient's worldwide engineering network includes ten core development centers. These development centers utilize a globally consistent approach to the process for developing seating products. By leveraging a network of subject matter technical experts, Adient is able to efficiently implement best practices and improve product cost and quality. Adient's product development practices also entail leveraging low cost country development centers in India, China and Slovakia.

Development Centers
Plymouth (USA)	Trencin (Slovakia)
Burscheid (Germany)	Yokohama (Japan)
Solingen (Germany)	Shanghai (China)
Kaiserslautern (Germany)	Changchun (China)
Ansan (South Korea)	Pune (India)
Platform for Global Growth Adient's current global platform creates multiple opportunities for growth, such as:

•
Market share expansion in seating and seating components. Adient has extensive relationships with global OEM customers. These relationships, combined with Adient's product offerings, enhance Adient's ability to expand its business with regional customers who are growing and expanding globally and also with new entrants to the automotive market.

•	Regional growth opportunities. Adient is able to leverage its position as the market leader in Europe, North America and China to grow in other markets, such as Southeast Asia.

•
Vertical integration. Adient's efficient operations provide opportunities for continued vertical integration in areas that could enhance Adient's capabilities, expand profit margins and grow revenues with customers who employ component sourcing strategies. Adient believes that as a vertically integrated supplier with global scale and strong design, engineering and lean manufacturing capabilities in both complete seat systems and components, it is well positioned to benefit from these opportunities.

•
Business expansion. Adient is able to leverage its track record of low cost, high quality, effectively executed product launches and ability to maintain high customer satisfaction to pursue growth into additional product markets adjacent to the automotive industry.

Adient plc | 2016 Form 10-K | 4

Business Strategy
Adient focuses on growing its business through the following strategies, among others:
Cash Flow Generation Adient expects to generate strong cash flows. The anticipated cash from operating activities generated by Adient should allow it to pay down debt and invest in the business to support organic growth. Excess cash flow could also allow Adient to pursue other alternatives, including new capital investment projects, strategic acquisitions and the return of capital to shareholders through a combination of dividends and/or share repurchases. However, there can be no guarantee that Adient will pay dividends in a timely manner, or at all, or that Adient will repurchase any of its shares or the price at which any such repurchase may occur.
Customer Focus and Commercial Management Through dedicated customer teams, Adient maintains close relationships with its global OEM customers. These relationships enable Adient to clearly understand its customers' needs so that it is positioned to meet its customers' requirements. Adient's customer teams lead the new business acquisition process, which ensures alignment with Adient's product, process and manufacturing strategies. These teams partner with customers in identifying optimal product solutions to meet product demand, and also lead commercial negotiations with Adient's customers. Adient believes that its commercial teams excel at balancing these commercial topics to find "win/win" solutions for the customer and for Adient.
To enhance customer experience and drive loyalty, Adient gathers customer feedback through annual "voice of the customer" surveys. Customer input from these surveys, as well as daily customer interaction, guides Adient's improvement activities in quality, cost and delivery. Input from customers, tracked using a customer relationship management tool to improve account management, enables prompt attention to customer concerns. Adient expects that its commercial management efforts will continue to yield outstanding performance and results.
Product Innovation and Process Leadership Adient has a strong record for developing winning product and process technologies over many years, which has created a competitive advantage for Adient and its customers. Management expects to increase investment in innovation.
Adient utilizes a Global Core Product Portfolio, or CPP, strategy for part and design reuse in all of its product applications. Adient intends to continue investing in its CPP to sustain and expand its market success and to leverage its existing modular and scalable systems and interchangeable components. Through the CPP strategy, Adient provides high quality products for its customers with market competitive cost and mass (low weight to improve fuel economy) while meeting their performance requirements. Adient intends to continue using its CPP to advance Adient's lean manufacturing initiatives by providing standard, flexible processes that reduce complexity, inventory and floor space. This will yield reductions in development time, product cost and investment.
Product templates and knowledge documents are continually updated with lessons learned from previous development programs. Knowledge is transferred from these templates into the next program design, drawings and documents. This development strategy has reduced the average seating program development time by approximately 35%. The continued use of this process will add value to customers' products and Adient through higher performing products, development time compression and lower costs.
Adient is also investing in a new Product Lifecycle Management, or PLM, system. This system is an interactive and interdisciplinary collaboration tool that will serve as a management database for program, product and process related data and simplifies the management of automotive seating programs and associated data. It is also expected to aid in the standardization of the development process and in communication with all sites that support global program execution. The PLM system not only will serve as storage for data and documents, but also will support workflow, schedule and change management of ongoing or upcoming programs, thereby enabling effective decision making and program management.
Leadership Position in China Adient has an advantaged position in China established through strategic partnerships it developed as an early market entrant. Adient is the largest supplier of "just-in-time" seating in China.* It operates through 17 joint ventures with 60 manufacturing locations in 32 cities, which are supported by additional technical centers. Adient's strong position with European and American automakers is complemented by partnerships with all major auto groups in China, which has resulted in Adient's broad market penetration relative to seating competitors and market leadership in the industry's largest and one of the fastest-growing markets. Adient leverages its operating expertise and innovation capabilities developed worldwide to further support its growth in China. Adient expects revenues in China to continue to grow as the automotive market continues to expand.
Operational Efficiencies Adient intends to maintain high capacity utilization and increase its efficiency through continued use of standardized manufacturing processes, which represent a core competency. These standardized manufacturing processes allow Adient to deliver exceptional quality levels and minimize waste. Adient achieves scale advantages through a global manufacturing footprint and an integrated supply chain. Adient fosters an environment of continuous improvement and identifies best business practices through the analysis of process and cost metrics, which are then shared globally throughout Adient's manufacturing network.
To ensure superior service levels, minimal inventory and optimal factory utilization, Adient employs a rigorous Sales & Operational Planning, or S&OP, process. A well-executed S&OP process provides two strategic advantages: superior customer service and on-time delivery which result in both customer retention and the opportunity for market share gain.

*	Based on production volumes. Source: IHS Automotive

Adient plc | 2016 Form 10-K | 5

Adient's focus on global operational efficiencies will also be applied to its corporate cost structure, which Adient expects will produce a lean corporate overhead structure. Adient believes that maintaining a lean and operationally efficient process throughout the organization will enable it to be a market leader in cost and that this will result in margin expansion. Adient also intends to continue streamlining the mechanisms and structures operations, which are capital intensive with long lead times and designs that span multiple vehicle platforms. Adient has made progress integrating product and process technologies across metal structures and mechanisms; however, opportunities still exist to streamline the product and process portfolio.
Research and Development Costs
Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the combined statements of income. Such expenditures for the years ended September 30, 2016, 2015 and 2014 were $460 million, $599 million and $667 million, respectively. A portion of these costs associated with these activities is reimbursed by customers and, for the fiscal years ended September 30, 2016, 2015 and 2014 were $308 million, $364 million and $348 million, respectively.
Product/Systems
Adient designs and manufactures a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient's technologies extend into virtually every area of automotive seating solutions including complete seating systems, frames, mechanisms, foam, head restraints, armrests, trim covers and fabrics. Adient also supplies high performance seating systems to the international motorsports industry through its award winning RECARO brand of products.
Customers
Adient is a supplier to all of the global OEMs and has longstanding relationships with premier automotive manufacturers, including BMW, Daimler AG, Fiat Chrysler Automobiles, Ford Motor Company, General Motors Company, Honda Motor Company, Hyundai Motor Company, Jaguar Land Rover, Kia Motor Company, Mazda Motor Company, Mitsubishi Motors, Nissan Motor Company, PSA Peugeot Citroen, Renault, Suzuki, Toyota Motor Corporation, Volkswagen AG and Volvo. Adient also supplies most of the growing regional OEMs such as BAIC Motor Co., Ltd., Brilliance Auto Group, Changan Automobile (Group) Co., Ltd., FAW Group Corporation, Great Wall Motors Company Limited, SAIC Motor Corporation Limited, Tata Motors Limited and Zhejiang Geely Holding Group Co., Ltd and newer auto manufacturers such as Tesla Motors, Inc. Additionally, Adient has more than 20 joint venture partnerships with key OEMs, including SAIC Motor Corporation Limited, Beijing Automobile Works Co., Ltd. and FAW Group Corporation.
Industry
The Automotive Seating industry provides OEMs with complete seats on a "just-in-time" or "in-sequence" basis. Seats are assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. The components for these complete seat assemblies such as seating foam, metal structures, fabrics, seat covers and seat mechanisms are shipped to Adient or competitor seating assembly plants. Adient is the world's largest* in complete seat assembly and one of the largest in all major seating components, operating manufacturing plants that produce seating foam, metal structures, fabrics, seat covers and seat mechanisms.
Overall, Adient expects long-term growth of vehicle sales and production in the OEM market. The industry has experienced growth over the past few years in nearly all geographic regions with the exceptions being South America and Japan/Korea, where vehicle production has declined over the same period. Vehicle production increased by 12% in Greater China, 4% in South Asia, 3% in Europe, and 3% in North America, and decreased by 21% in South America and 2% in Japan/Korea in fiscal year 2016, in each case as compared to fiscal year 2015.
Demand for automotive parts in the OEM market is generally a function of the number of new vehicles produced, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although OEM demand is tied to actual vehicle production, participants in the automotive supplier industry also have the opportunity to grow through increasing product content per vehicle by further penetrating business with existing customers and in existing markets, gaining new customers and increasing their presence in global markets. Adient believes that, as a company with a global presence and advanced technology, engineering, manufacturing and customer support capabilities, it is well positioned to benefit from these opportunities. In addition, Adient expects to leverage these capabilities to pursue future growth in adjacent markets.

*	Based on production volumes. Source: IHS Automotive

Adient plc | 2016 Form 10-K | 6

Sourcing Patterns by OEMs Most OEMs have adopted global vehicle platforms to increase standardization, reduce per unit cost and increase capital efficiency and profitability. In seating, three sourcing patterns have emerged over the past five years:

1.	Core seat structures: By developing common front seat frames and mechanisms across multiple vehicle platforms, OEMs are reducing costs.

2.
Component sourcing: Several OEMs have shifted from sourcing a complete seating system to a components approach where the OEM sources each of the different components of the seat and seating assembly as separate business awards.

3.
Engineering "in-sourcing": Some OEMs are conducting the design and engineering internally and are selecting suppliers that have the capability to manufacture products on a worldwide basis and adapt to regional variations.

Adient believes that as a supplier with global scale and strong design, engineering and lean manufacturing capabilities in both complete seat systems and components it is well positioned to benefit from these opportunities.
Shorter Product Development Cycles As a result of new safety and environmental regulations, as well as a trend of more rapid customer preference changes, OEMs are requiring suppliers to respond faster with new designs and product innovations. Although these trends are more significant in mature markets, emerging markets are moving rapidly towards the regulatory standards and consumer preferences of the more mature markets. Suppliers with strong technologies, robust global engineering and development capabilities will be best positioned to meet OEM demands for rapid innovation.
Competition
Adient faces competition from other automotive suppliers and, with respect to certain products, from the automobile OEMs who produce or have the capability to produce certain products the business supplies. The automotive supply industry competes on the basis of technology, quality, reliability of supply and price. Design, engineering and product planning are increasingly important factors. The competitive landscape for seating and components can be categorized into three segments: (1) traditional seating suppliers, (2) component specialists and (3) competitors who are partnered with an OEM through ownership or interlocking business relationships. Independent suppliers that represent the principal competitors of Adient include Lear Corporation, Faurecia SA and Magna International Inc. The businesses operated through YFAI primarily compete with Faurecia SA, Grupo Antolin-Irausa SA and International Automotive Components Group SA. Adient's deep vertical integration, global footprint and broad product offering make it well positioned to compete against the traditional global Tier-1's and component specialists.
Raw Materials
Raw materials used by Adient in connection with its operations, including steel, aluminum, polyurethane chemicals, fabrics, leather, vinyl and polypropylene, were readily available during fiscal 2016, and Adient expects such availability to continue. During fiscal 2017, commodity prices could fluctuate throughout the year and significantly affect Adient's results of operations.
Intellectual Property
Generally, Adient seeks statutory protection for strategic or financially important intellectual property developed in connection with its business. Certain intellectual property, where appropriate, is protected by contracts, licenses, confidentiality or other agreements.
Adient owns numerous U.S. and non-U.S. patents (and their respective counterparts), the more important of which cover those technologies and inventions embodied in current products or which are used in the manufacture of those products. While Adient believes patents are important to its business operations and in the aggregate constitute a valuable asset, no single patent, or group of patents, is critical to the success of the business. Adient, from time to time, grants licenses under its patents and technology and receives licenses under patents and technology of others.
Adient's trademarks, certain of which are material to its business, are registered or otherwise legally protected in the United States and many non-U.S. countries where products and services of Adient are sold. Adient, from time to time, becomes involved in trademark licensing transactions.
Most works of authorship produced for Adient, such as computer programs, catalogs and sales literature, carry appropriate notices indicating Adient's claim to copyright protection under U.S. law and appropriate international treaties.
Regulation
Adient operates in a constantly evolving global regulatory environment and is subject to numerous and varying regulatory requirements for its product performance and material content. Adient's practice is to identify potential regulatory and quality risks early in the design and development process and proactively manage them throughout the product lifecycle through use of routine assessments, protocols, standards, performance measures and audits. New regulations and changes to existing regulations are managed in collaboration with the OEM customers and implemented through Adient's global systems and procedures designed to ensure compliance with existing laws and regulations. Adient demonstrates material content compliance through the International Material Data System, or IMDS, which is the automotive industry material data system. In the IMDS, all materials used for car manufacturing are archived and maintained, in order to meet the obligations placed on the car manufacturers-and thus on their suppliers-by national and international standards, laws and regulations.

Adient plc | 2016 Form 10-K | 7

Adient works collaboratively with a number of stakeholder groups including government agencies (e.g., National Highway Traffic Safety Administration), its customers and its suppliers to proactively engage in federal, state and international public policy processes.
Environmental, Health and Safety Matters
Adient is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other matters. Although the outcome of such lawsuits, claims and proceedings cannot be predicted with certainty and some may be disposed of unfavorably to Adient, it is management's opinion that none of these will have a material adverse effect on Adient's financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented. Further details regarding Adient's commitments and contingencies is provided in Part II, Item 8 of this Form 10-K in Note 20, "Commitments and Contingencies," of the notes to combined financial statements.
Employees
As of September 30, 2016, Adient employed approximately 75,000 employees, of whom approximately 63,000 were hourly and 12,000 were salaried.
Seasonal Factors
Adient's principal operations are directly related to the automotive industry. Consequently, Adient may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants close for model year changeovers and in December when many customer plants close for the holidays.
Available Information
Adient's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the Securities and Exchange Commission (the "SEC"). Adient is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by Adient with the SEC are available free of charge on Adient's website at www.adient.com when such reports are available on the SEC's website. The public may read and copy any materials filed by Adient with the SEC at the SEC's Public Reference Room at 100 F Street, NE Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, Adient's references to website URLs are intended to be inactive textual references only.
Executive Officers
The following table sets forth certain information with respect to Adient's executive officers:

Name	Age	Position(s) Held	Year Appointed to Present Position
R. Bruce McDonald	56	Chairman and Chief Executive Officer	2016
Cathleen A. Ebacher	54	Vice President, General Counsel and Secretary	2016
Byron S. Foster	48	Executive Vice President	2016
Neil E. Marchuk	59	Executive Vice President and Chief Human Resources Officer	2016
Eric S. Mitchell	45	Executive Vice President	2016
Mark A. Skonieczny Jr.	47	Vice President and Corporate Controller	2016
Jeffrey M. Stafeil	46	Executive Vice President and Chief Financial Officer	2016

R. Bruce McDonald. Mr. McDonald is the Chairman and Chief Executive Officer of Adient. Mr. McDonald was the Executive Vice President, Vice Chairman of Johnson Controls and served in that role from 2014 to 2016. He was Chief Financial Officer of Johnson Controls from 2005 to 2014 and Executive Vice President since 2006. Mr. McDonald serves on the board of Dana Incorporated, where he is the chair of the Audit Committee and a member of the Compensation Committee.
Cathleen A. Ebacher. Ms. Ebacher is the Vice President, General Counsel and Secretary of Adient. Ms. Ebacher was the Vice President and Global General Counsel—Centers of Excellence of Johnson Controls and served in that role from 2012 to 2016. She was Vice President and General Counsel—Enterprise Legal Services from 2011 to 2012. Prior to that, Ms. Ebacher was the Vice President—Global Business Lines and Operations, or GBL&O, and Director—GBL&O for Johnson Controls from 2009 to 2011.
Byron S. Foster. Mr. Foster is an Executive Vice President of Adient. Mr. Foster served as the Group Vice President & General Manager—Complete Seat and Strategy of Johnson Controls' Automotive Experience business from 2015 to 2016, as the Group Vice President & General Manager—Customer Groups & Strategy, of Johnson Controls' Automotive Experience business from 2012 to 2015 and as the Group Vice President & General Manager—Metals, of Johnson Controls' Automotive Experience business from 2011 to 2012.

Adient plc | 2016 Form 10-K | 8

Neil E. Marchuk. Mr. Marchuk is the Executive Vice President and Chief Human Resources Officer of Adient. Prior to joining Johnson Controls in 2016, Mr. Marchuk served as Executive Vice President, Human Resources of TRW Automotive from 2006 to 2015.
Eric S. Mitchell. Mr. Mitchell is an Executive Vice President of Adient. Mr. Mitchell served as the Vice President & General Manager, North America of Johnson Controls' Building Efficiency business from 2015 to 2016 as the Vice President and General Manager—Aftermarket, of Johnson Controls' Power Solutions business from 2013 to 2014, the Group Vice President and General Manager—Components & Sourcing, of Johnson Controls' Power Solutions business from 2012 to 2013 and the Vice President and General Manager, EMEA, of Johnson Controls' Power Solutions business from 2009 to 2012.
Mark A. Skonieczny Jr. Mr. Skonieczny is the Vice President and Corporate Controller of Adient. Mr. Skonieczny was the Vice President of Corporate Development of Johnson Controls from 2014 to 2016, the Vice President of Finance, Global Aftermarket of Johnson Controls' Power Solutions business from 2012 to 2014 and the Vice President of Finance for North America Systems, Latin America and the Middle East for Johnson Controls' Building Efficiency business from 2007 to 2012.
Jeffrey M. Stafeil. Mr. Stafeil is the Executive Vice President and Chief Financial Officer of Adient. Mr. Stafeil was Executive Vice President, Chief Financial Officer of Visteon Corporation from 2012 to 2016. He also served as Chief Executive Officer of DURA Automotive Systems from 2010 to 2012 and as DURA's Executive Vice President, Chief Financial Officer from 2008 to 2012. Mr. Stafeil currently serves on the board of directors, and as Audit Committee Chairman, of each of Mentor Graphics Corporation and Metaldyne Performance Group.

Item 1A.	Risk Factors
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the combined financial statements and related notes in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company's actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company's business, financial condition, operating results and stock price.
Because of the following factors, as well as other factors affecting the Company's financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risks Related to Adient's Business
General economic, credit and capital market conditions could adversely affect Adient's financial performance, Adient's ability to grow or sustain its businesses and Adient's ability to access the capital markets.
Adient competes around the world in various geographic regions and product markets. Global economic conditions affect Adient's business. As discussed in greater detail below, any future financial distress in the industries and/or markets where Adient competes could negatively affect Adient's revenues and financial performance in future periods, result in future restructuring charges, and adversely impact Adient's ability to grow or sustain its businesses.
The capital and credit markets provide Adient with liquidity to operate and grow its business beyond the liquidity that operating cash flows provide. A worldwide economic downturn and/or disruption of the credit markets could reduce Adient's access to capital necessary for its operations and executing its strategic plan. If Adient's access to capital were to become constrained significantly, or if costs of capital increased significantly, due to lowered credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors, Adient's financial condition, results of operations and cash flows could be adversely affected.
The U.K.'s referendum to leave the European Union, which we refer to as "Brexit," has and may continue to cause disruptions to capital and currency markets worldwide. The full impact of the Brexit decision, however, remains uncertain. A process of negotiation will determine the future terms of the U.K.'s relationship with the European Union. During this period of negotiation, Adient's results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as regulatory and political uncertainty. Brexit may also have a detrimental effect on Adient's customers and suppliers, which would, in turn, adversely affect Adient's revenues and financial condition.
Adient operates in the highly competitive automotive supply industry.
The global automotive component supply industry is highly competitive. Competition is based primarily on price, technology, quality, delivery and overall customer service. There can be no assurance that Adient's products will be able to compete successfully with the products of Adient's competitors. Furthermore, the rapidly evolving nature of the markets in which Adient competes may attract new entrants. Additionally, consolidation in the automotive industry may lead to decreased product purchases from Adient. As a result, Adient's sales levels and margins

Adient plc | 2016 Form 10-K | 9

could be adversely affected by pricing pressures from OEMs and pricing actions of competitors. These factors may lead to selective resourcing of business to competitors. In addition, any of Adient's competitors may foresee the course of market development more accurately than Adient, develop products that are superior to Adient's products, produce similar products at a lower cost than Adient, or adapt more quickly than Adient to new technologies or evolving customer requirements. As a result, Adient's products may not be able to compete successfully with its competitors' products and Adient may not be able to meet the growing demands of customers. These trends may adversely affect Adient's sales as well as the profit margins on Adient's products.
Unfavorable changes in the condition of the global automotive industry may adversely affect Adient's results of operations.
Adient's financial performance will depend, in part, on conditions in the automotive industry. If automakers experience a decline in the number of new vehicle sales, Adient may experience reductions in orders from these customers, incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond its current restructuring plans, particularly if any of the automakers cannot adequately fund their operations or experience financial distress. In addition, such adverse changes could have a negative impact on Adient's business, financial condition or results of operations.
The cyclicality of original equipment automobile production rates may adversely affect Adient's results of operations.
The financial performance of Adient's business is directly related to automotive production by its customers. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. An economic decline that results in a reduction in automotive production by Adient's customers could have a material adverse impact on Adient's results of operations.
Adient may incur material losses and costs as a result of warranty claims and product liability actions that may be brought against Adient.
Adient faces an inherent business risk of exposure to warranty claims and product liability in the event that its products fail to perform as expected and, in the case of product liability, such failure of its products results, or is alleged to result, in bodily injury and/or property damage. If any of Adient's products are or are alleged to be defective, Adient may be required to participate in a recall involving such products. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, auto manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against Adient, or a product liability claim brought against Adient in excess of its available insurance, could have a material adverse impact on Adient's results of operations. In addition, a recall claim could require Adient to review its entire product portfolio to assess whether similar issues are present in other product lines, which could result in significant disruption to Adient's business and could have a material adverse impact on Adient's results of operations.
Auto manufacturers are also increasingly requiring their suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which Adient supplies products to an auto manufacturer, an auto manufacturer may attempt to hold Adient responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the vehicle manufacturer asserts that the product supplied did not perform as warranted. Although Adient cannot assure that the future costs of warranty claims by its customers will not be material, Adient believes its established reserves are adequate to cover potential warranty settlements. Adient's warranty reserves are based on Adient's best estimates of amounts necessary to settle future and existing claims. Adient regularly evaluates the level of these reserves, and adjusts them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from Adient's recorded estimates.
Any changes in consumer credit availability or cost of borrowing could adversely affect Adient's business.
Declines in the availability of consumer credit and increases in consumer borrowing costs have negatively impacted global automotive sales and resulted in lower production volumes in the past. Substantial declines in automotive sales and production by Adient's customers could have a material adverse effect on Adient's business, results of operations and financial condition.
Risks associated with Adient's non-U.S. operations could adversely affect Adient's business, financial condition and results of operations.
Adient has significant operations in a number of countries outside the United States, some of which are located in emerging markets. Long-term economic uncertainty in some of the regions of the world in which Adient operates, such as Asia, South America and Europe and other emerging markets, could result in the disruption of markets and negatively affect cash flows from Adient's operations to cover its capital needs and debt service requirements.
In addition, as a result of Adient's global presence, a significant portion of its revenues and expenses is denominated in currencies other than the U.S. dollar. Adient is therefore subject to foreign currency risks and foreign exchange exposure. While Adient employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate Adient completely from those exposures. Exchange rates can be volatile and could adversely impact Adient's financial results and the comparability of results from period to period.
There are other risks that are inherent in Adient's non-U.S. operations, including the potential for changes in socio-economic conditions, laws and regulations, including import, export, labor and environmental laws, and monetary and fiscal policies; protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes; unsettled political conditions; government-imposed plant or other operational

Adient plc | 2016 Form 10-K | 10

shutdowns; backlash from foreign labor organizations related to Adient's restructuring actions; corruption; natural and man-made disasters, hazards and losses; violence, civil and labor unrest; and possible terrorist attacks.
These and other factors may have a material adverse effect on Adient's non-U.S. operations and therefore on Adient's business and results of operations.
Risks associated with joint venture partnerships may adversely affect Adient's business and financial results.
Adient has entered into several joint ventures worldwide and may enter into additional joint ventures in the future. Adient's joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with Adient's goals or with the goals of the joint venture. In addition, Adient may compete against its joint venture partners in certain of its other markets. Disagreements with Adient's business partners may impede Adient's ability to maximize the benefits of its partnerships. Adient's joint venture arrangements may require Adient, among other matters, to pay certain costs or to make certain capital investments or to seek its joint venture partner's consent to take certain actions. In addition, Adient's joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and Adient may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. The above risks, if realized, could result in a material adverse effect on Adient's business and financial results.
The regulation of Adient's international operations could adversely affect its business, results of operations and reputation.
Due to Adient's global operations, Adient is subject to many laws governing international relations, including those that prohibit improper payments to government officials and commercial customers, and restrict where Adient can do business, what information or products Adient can supply to certain countries and what information Adient can provide to a non-U.S. government, including but not limited to the U.S. Foreign Corrupt Practices Act (FCPA), U.K. Bribery Act, the U.S. Export Administration Act and U.S. and international economic sanctions regulations. Adient has internal policies and procedures relating to such regulations; however, there is a risk that such policies and procedures will not always protect Adient from the reckless acts of employees or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Violations of these laws, which are complex, may result in criminal penalties, sanctions and/or fines that could have a material adverse effect on Adient's business, financial condition and results of operations and reputation. In addition, Adient is subject to antitrust laws in various countries throughout the world. Changes in these laws or their interpretation, administration or enforcement may occur over time. Any such changes may limit Adient's future acquisitions or operations. Violations of antitrust laws may result in penalties, sanctions and/or fines that could have a material adverse effect on Adient's business, financial condition and results of operations and reputation.
Global climate change could negatively affect Adient's business.
Increased public awareness and concern regarding global climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such regulatory uncertainty extends to future incentives for energy efficient vehicles and costs of compliance, which may impact the demand for Adient's products and Adient's results of operations.
There is a growing consensus that greenhouse gas emissions are linked to global climate changes. Climate changes, such as extreme weather conditions, create financial risk to Adient's business. For example, the demand for Adient's products and services may be affected by unseasonable weather conditions. Climate changes could also disrupt Adient's operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. These factors may impact Adient's decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks. Adient could also face indirect financial risks passed through the supply chain, and process disruptions due to physical climate changes could result in price modifications for Adient's products and the resources needed to produce them.
Risks related to Adient's defined benefit retirement plans may adversely impact Adient's results of operations and cash flow.
Significant changes in actual investment return on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect Adient's results of operations and the amounts of contributions Adient must make to its defined benefit plans in future periods. Generally accepted accounting principles in the United States require that Adient calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for Adient's defined benefit plans are dependent upon, among other factors, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations.
Negative or unexpected tax consequences could adversely affect Adient's results of operations.
Adverse changes in the underlying profitability and financial outlook of Adient's operations in several jurisdictions could lead to additional changes in Adient's valuation allowances against deferred tax assets and other tax reserves on Adient's statements of financial position. Additionally, changes in tax laws in the United States, Ireland or in other countries where Adient has significant operations could materially affect deferred tax assets and liabilities on Adient's statements of financial position and income tax provision on Adient's statements of income.
Adient is also subject to tax audits by governmental authorities in the United States and in non-U.S. jurisdictions. Negative unexpected results from one or more such tax audits could adversely affect Adient's results of operations.

Adient plc | 2016 Form 10-K | 11

Legal proceedings in which Adient is, or may be, a party may adversely affect Adient.
Adient is currently and may in the future become subject to legal proceedings and commercial or contractual disputes. These are typically lawsuits, claims and proceedings that arise in the normal course of business including, without limitation, claims pertaining to product liability, product safety, environmental, safety and health, intellectual property, employment, commercial and contractual matters and various other matters. The outcome of such lawsuits, claims or proceedings cannot be predicted with certainty and some may be disposed of unfavorably to Adient. There exists the possibility that such claims may have an adverse impact on Adient's results of operations that is greater than Adient anticipates, and/or negatively affect Adient's reputation.
Adient is also subject to a risk of product liability or warranty claims if its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage. While Adient will maintain reasonable limits of insurance coverage to appropriately respond to such exposures, large product liability claims, if made, could exceed Adient's insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. Adient may incur significant costs to defend these claims or experience product liability losses in the future. In addition, if any of Adient's designed products are, or are alleged to be, defective, Adient may be required to participate in recalls and exchanges of such products. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of Adient's products could have a material adverse effect on Adient's business, financial condition and results of operations.
A downgrade in the ratings of Adient's debt capital could restrict Adient's ability to access the debt capital markets and increase Adient's interest costs.
Unfavorable changes in the ratings that rating agencies assign to Adient's debt may ultimately negatively impact Adient's access to the debt capital markets and increase the costs Adient incurs to borrow funds. Future tightening in the credit markets and a reduced level of liquidity in many financial markets due to turmoil in the financial and banking industries could affect Adient's access to the debt capital markets or the price Adient pays to issue debt. A downgrade in Adient's ratings or volatility in the financial markets causing limitations to the debt capital markets could have an adverse effect on Adient's business or Adient's ability to meet its liquidity needs.
Additionally, an increase in the level of Adient's indebtedness may increase Adient's vulnerability to adverse general economic and industry conditions and may affect Adient's ability to obtain additional financing.
The potential insolvency or financial distress of third parties could adversely impact Adient's business and results of operations.
Adient is exposed to the risk that third parties to various arrangements who owe Adient money or goods and services, or who purchase goods and services from Adient, will not be able to perform their obligations or continue to place orders due to insolvency or financial distress. If third parties fail to perform their obligations under arrangements with Adient, Adient may be forced to replace the underlying commitment at current or above-market prices or on other terms that are less favorable to Adient. In such events, Adient may incur losses, or Adient's results of operations, financial condition or liquidity could otherwise be adversely affected.
Adient may be unable to complete or integrate acquisitions or joint ventures effectively, which may adversely affect its growth, profitability and results of operations.
Adient expects acquisitions of businesses and assets, as well as joint ventures (or other strategic arrangements) to play a role in its future growth. Adient cannot be certain that it will be able to identify attractive acquisition or joint venture targets, obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or form joint ventures, or manage the timing of acquisitions due to other capital obligations across its businesses. Additionally, Adient may not be successful in integrating acquired businesses or joint ventures into its existing operations and achieving projected synergies. Competition for acquisition opportunities in the various industries in which Adient operates may rise, thereby increasing Adient's costs of making acquisitions or causing Adient to refrain from making further acquisitions. If Adient were to use equity securities to finance a future acquisition, Adient's then-current shareholders would experience dilution. Adient is also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other factors related to acquisitions and joint ventures may negatively and adversely impact Adient's growth, profitability and results of operations.
Adient may be unable to realize the expected benefits of its restructuring actions, which could adversely affect its profitability and operations.
In order to align Adient's resources with its growth strategies, operate more efficiently and control costs, Adient may periodically announce restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. Adient may undertake restructuring actions and workforce reductions in the future. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned (if at all), and Adient's operations and business may be disrupted.
A failure of Adient's information technology (IT) and data security infrastructure could adversely impact Adient's business, operations and reputation.
Adient relies upon the capacity, reliability and security of its IT and data security infrastructure, as well as its ability to expand and continually update this infrastructure in response to the changing needs of its business. If Adient experiences a problem with the functioning of an important

Adient plc | 2016 Form 10-K | 12

IT system or a security breach of Adient's IT systems, including during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on Adient's business.
Adient and certain of its third-party vendors receive and store personal information in connection with Adient's human resources operations and other aspects of Adient's business. Despite Adient's implementation of security measures, Adient's IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to Adient's operations. A material network breach in the security of Adient's IT systems could include the theft of Adient's intellectual property, trade secrets, customer information, human resources information or other confidential information. To the extent that any disruptions or security breach results in a loss or damage to Adient's data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to Adient's reputation, affect Adient's relationships with its customers, lead to claims against Adient and ultimately harm its business. In addition, Adient may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
Regulations related to conflict minerals could adversely impact Adient's business.
SEC rules aimed at improving the transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries, impose annual disclosure requirements on companies that use such minerals in their products. There are costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in Adient's products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Adient's compliance with these disclosure rules could adversely affect the sourcing, supply and pricing of materials used in Adient's products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, Adient cannot be sure that it will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices, or that Adient will be able to satisfy customers who require Adient's products to be conflict free. Also, Adient may face reputational challenges if Adient determines that certain of its products contain minerals not determined to be conflict free or if Adient is unable to sufficiently verify the origins for all conflict minerals used in its products through the procedures Adient may implement.
Adient's business success depends on attracting and retaining qualified personnel.
Adient's ability to sustain and grow its business requires it to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that Adient has the leadership capacity with the necessary skill set and experience could impede Adient's ability to deliver its growth objectives and execute its strategic plan. Organizational and reporting changes as a result of any future leadership transition and corporate initiatives could result in increased turnover. Additionally, any unplanned turnover or inability to attract and retain key employees could have a negative effect on Adient's results of operations.
Adient's inability to achieve product cost reductions that offset customer-imposed price reductions could adversely affect Adient's financial performance.
Downward pricing pressure by automotive manufacturers is a characteristic of the automotive industry. Adient's financial performance is largely dependent on its ability to achieve product cost reductions through product design enhancement and supply chain management, as well as manufacturing efficiencies and restructuring actions. Adient's inability to achieve product cost reductions that offset customer-imposed price reductions could adversely affect Adient's financial condition, operating results and cash flows.
Adverse developments affecting, or the financial distress of, one or more of Adient's suppliers could adversely affect Adient's financial performance.
Adient obtains components and other products and services from numerous automotive suppliers and other vendors throughout the world. Adient is responsible for managing its supply chain, including suppliers that may be the sole sources of products that Adient requires, which Adient's customers direct Adient to use or which have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. Additionally, Adient's production capacity, and that of Adient's customers and suppliers, may be adversely affected by natural disasters. Any such significant disruption could adversely affect Adient's financial performance. Unfavorable economic or industry conditions could also result in financial distress within Adient's supply chain, thereby increasing the risk of supply disruption. Although market conditions generally have improved in recent years, uncertainty remains and another economic downturn or other unfavorable industry conditions in one or more of the regions in which Adient operates could cause a supply disruption and thereby adversely affect Adient's financial condition, operating results and cash flows.
Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect Adient's financial performance.
Raw material, energy and commodity costs can be volatile. Although Adient has developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with Adient's customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit Adient's opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of Adient's control. If the costs of raw materials, energy, commodities and product components increase or the availability thereof is restricted, it could adversely affect Adient's financial condition, operating results and cash flows.

Adient plc | 2016 Form 10-K | 13

The loss of business with respect to, or the lack of commercial success of, a vehicle model for which Adient is a significant supplier could adversely affect Adient's financial performance.
Although Adient receives purchase orders from its customers, these purchase orders often provide for the supply of a customer's annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer's requirements for the life of a particular vehicle model, rather than for the purchase of a specific quantity of products. In addition, it is possible that Adient's customers could elect to manufacture its products internally or increase the extent to which they require Adient to utilize specific suppliers or materials in the manufacture of its products. The loss of business with respect to, the lack of commercial success of or an increase in directed component sourcing for a vehicle model for which Adient is a significant supplier could reduce Adient's sales or margins and thereby adversely affect Adient's financial condition, operating results and cash flows.
Shifts in market shares among vehicles or vehicle segments or shifts away from vehicles on which Adient has significant content could have a material adverse effect on Adient's profitability.
While Adient supplies parts for a wide variety of vehicles produced globally, Adient does not supply parts for all vehicles produced, nor is the number or value of parts evenly distributed among the vehicles for which Adient does supply parts. Shifts in market shares among vehicles or vehicle segments, particularly shifts away from vehicles on which Adient has significant content and shifts away from vehicle segments in which Adient's sales may be more heavily concentrated, could have a material adverse effect on Adient's profitability.
Changes in consumer demand may adversely affect Adient's results of operations.
Increases in energy costs or other factors (e.g., climate change concerns) may shift consumer demand away from motor vehicles that typically have higher interior content that Adient supplies, such as light trucks, crossover vehicles, minivans and sports utility vehicles, to smaller vehicles having less interior content. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which Adient is a significant supplier could reduce Adient's sales and harm Adient's profitability, thereby adversely affecting Adient's results of operations.
Adient may not be able to successfully negotiate pricing terms with its customers, which may adversely affect its results of operations.
Adient will negotiate sales prices annually with its automotive customers. Any cost-cutting initiatives that its customers adopt generally result in increased downward pressure on pricing. If Adient is unable to generate sufficient production cost savings in the future to offset price reductions, Adient's results of operations may be adversely affected. In particular, large commercial settlements with Adient's customers may adversely affect Adient's results of operations.
Adient's profitability and results of operations may be adversely affected by a significant failure or inability to comply with the specifications and manufacturing requirements of its OEM customers.
Adient's business faces the production demands and requirements of its OEM customers, as described in the section of this information statement entitled "Business-Industry." A significant failure or inability to comply with customer specifications and manufacturing requirements or delays or other problems with existing or new products (including program launch difficulties, as discussed below) could result in financial penalties, increased costs, loss of sales, loss of customers or potential breaches of customer contracts, which could have an adverse effect on Adient's profitability and results of operations.
Adient's profitability and results of operations may be adversely affected by program launch difficulties.
The launch of new business is a complex process, the success of which depends on a wide range of factors, including the production readiness of Adient's and its suppliers' manufacturing facilities and manufacturing processes, as well as factors related to tooling, equipment, employees, initial product quality and other factors. Adient's failure to successfully launch material new or takeover business could have an adverse effect on Adient's profitability and results of operations.
Work stoppages and similar events could significantly disrupt Adient's business.
Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage at one or more of Adient's manufacturing and assembly facilities could have material adverse effects on the business. Similarly, if one or more of Adient's customers were to experience a work stoppage, that customer would likely halt or limit purchases of Adient's products, which could result in the shutdown of the related manufacturing facilities. A significant disruption in the supply of a key component due to a work stoppage at one of Adient's suppliers or any other supplier could have the same consequences, and accordingly, have a material adverse effect on Adient's financial results.
A variety of other factors could adversely affect Adient's results of operations.
Any of the following could materially and adversely impact Adient's results of operations: the loss of, or changes in, automobile supply contracts, sourcing strategies or customer claims with Adient's major customers or suppliers; start-up expenses associated with new vehicle programs or delays or cancellations of such programs; underutilization of Adient's manufacturing facilities, which are generally located near, and devoted

Adient plc | 2016 Form 10-K | 14

to, a particular customer's facility; inability to recover engineering and tooling costs; market and financial consequences of any recalls that may be required on products that Adient has supplied or sold into the automotive aftermarket; delays or difficulties in new product development and integration; quantity and complexity of new program launches, which are subject to Adient's customers' timing, performance, design and quality standards; interruption of supply of certain single-source components; the potential introduction of similar or superior technologies; changing nature and prevalence of Adient's joint ventures and relationships with its strategic business partners; and global overcapacity and vehicle platform proliferation.
Risks Related to Being a Separate, Stand-Alone Company
Adient's historical information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.
The historical information about Adient in this Annual Report on Form 10-K refers to Adient's business as operated by and integrated with Johnson Controls. Adient's historical financial information is derived from the consolidated financial statements and accounting records of Johnson Controls. Accordingly, the historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that Adient would have achieved as a separate, publicly traded company during the periods presented or those that Adient will achieve in the future primarily as a result of the factors described below:
Prior to the separation, Adient's business was operated by Johnson Controls as part of its broader corporate organization, rather than as an independent company. Johnson Controls or one of its affiliates performed various corporate functions for Adient, such as accounting, information technology, and treasury. Adient's historical financial results reflect allocations of corporate expenses from Johnson Controls for such functions and may not reflect the expenses Adient would have incurred had it operated as a separate publicly traded company. As a result of the separation, Adient is responsible for the additional costs associated with being an independent, publicly traded company, including costs related to corporate governance and external reporting.
Generally, Adient's working capital requirements and capital for its general corporate purposes, including acquisitions, research and development and capital expenditures, were historically satisfied as part of the corporate-wide cash management policies of Johnson Controls. As a stand-alone company, Adient may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements and the cost of capital for Adient's business may be higher than Johnson Controls' cost of capital prior to the separation.
Other significant changes may occur in Adient's cost structure, management, financing and business operations as a result of operating as a company separate from Johnson Controls. For additional information about the past financial performance of Adient's business and the basis of presentation of the historical combined financial statements of Adient's business, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data."
As an independent, publicly traded company, Adient may not enjoy the same benefits that it did as a segment of Johnson Controls.
Adient's business was previously integrated with the other businesses of Johnson Controls. Adient was able to use Johnson Controls' size and purchasing power in procuring various goods and services and shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although Adient has entered into transition agreements with Johnson Controls, these arrangements may not fully capture the benefits Adient has enjoyed as a result of being integrated with Johnson Controls and may result in Adient paying higher amounts than in the past for these services. As a separate, independent company, Adient may be unable to obtain goods and services at the prices and terms obtained prior to the separation, which could decrease Adient's overall profitability. This could have an adverse effect on Adient's results of operations and financial condition as a stand-alone company.
As Adient builds its information technology infrastructure and transitions its data to its own systems, Adient could incur substantial additional costs and experience temporary business interruptions.
Adient has begun to install and implement its information technology infrastructure to support certain of its business functions, including accounting and reporting, manufacturing process control, customer service, inventory control and distribution. Adient may incur temporary interruptions in business operations if it cannot fully transition effectively from Johnson Controls' existing transactional and operational systems, data centers and the transition services that support these functions as Adient replaces these systems. Adient may not be successful in implementing its new systems and transitioning its data, and it may incur substantially higher costs for implementation than currently anticipated. Adient's failure to avoid operational interruptions as it implements the new systems and replaces Johnson Controls' information technology services, or its failure to implement the new systems and replace Johnson Controls' services successfully, could disrupt its business and have a material adverse effect on its profitability. In addition, if Adient is unable to replicate or transition certain systems, its ability to comply with regulatory requirements could be impaired.
Johnson Controls may fail to perform under various transaction agreements that have been executed as part of the separation or Adient may fail to have necessary systems and services in place when certain of the transaction agreements expire.
In connection with the separation, Adient and Johnson Controls have entered into a separation and distribution agreement and various other agreements, including a transition services agreement, a tax matters agreement, an employee matters agreement and a transitional trademark

Adient plc | 2016 Form 10-K | 15

license agreement. Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time after the separation. Adient relies on Johnson Controls to satisfy performance and payment obligations under these agreements. If Johnson Controls is unable to satisfy its obligations under these agreements, including its indemnification obligations, Adient could incur operational difficulties or losses.
If Adient does not have in place its own systems and services, or if Adient does not have agreements with other providers of these services when the transaction or long-term agreements terminate, Adient may not be able to operate its business effectively and its profitability may decline. Adient is in the process of creating its own, or engaging third parties to provide, systems and services to replace many of the systems and services Johnson Controls currently provides to it. Adient may not be successful in effectively or efficiently implementing these systems and services or in transitioning data from Johnson Controls' systems to Adient's. These systems and services may also be more expensive or less efficient than the systems and services Johnson Controls is expected to provide during the transition period.
Potential indemnification liabilities to Johnson Controls pursuant to the separation agreement could materially adversely affect Adient.
The separation agreement with Johnson Controls provides for, among other things, the principal corporate transactions required to effect the separation, certain conditions to the separation and provisions governing the relationship between Adient and Johnson Controls with respect to and resulting from the separation. Among other things, the separation agreement provides for indemnification obligations designed to make Adient financially responsible for substantially all liabilities that may exist relating to its business activities, whether incurred prior to or after the separation, as well as those obligations of Johnson Controls assumed by Adient pursuant to the separation agreement. Adient may be subject to substantial liabilities under these indemnifications.
Adient may not be able to engage in desirable strategic or capital raising transactions as a stand-alone company.
Johnson Controls and Adient have engaged in various restructuring transactions in connection with the separation. To preserve the tax-free treatment of certain such restructuring transactions, for the two-year period following the separation, under the tax matters agreement that Adient has entered into with Johnson Controls, Adient may be prohibited, except in specific circumstances, from (i) entering into any transaction pursuant to which all or a portion of the Adient ordinary shares would be acquired, whether by merger or otherwise, (ii) ceasing to actively conduct certain of its businesses or (iii) taking or failing to take any other action that would prevent certain of such restructuring transactions from qualifying as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the "Code"). These restrictions may limit for a period of time Adient's ability to pursue certain strategic transactions or other transactions that Adient may believe to be in the best interests of its shareholders or that might increase the value of its business.
Certain of Adient's executive officers and directors may have actual or potential conflicts of interest because of their previous service as executive officers or directors of Johnson Controls.
Because of their past service with Johnson Controls, certain of Adient's officers and directors own Johnson Controls shares, options to purchase Johnson Controls shares or other equity awards. Even though Adient's board of directors consists of a majority of directors who are independent, and Adient's executive officers and directors who were formerly employees or directors of Johnson Controls ceased to be employees or directors of Johnson Controls, some Adient executive officers and directors continue to have a financial interest in Johnson Controls shares. Continuing ownership of Johnson Controls shares and equity awards could create, or appear to create, potential conflicts of interest if Adient and Johnson Controls pursue the same corporate opportunities or face decisions that could have different implications for Adient and Johnson Controls.
Adient may not achieve some or all of the expected benefits of the separation, and the separation may adversely affect Adient's business.
Adient may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. The separation and distribution are expected to provide the following benefits, among others: (i) allowing Adient to focus exclusively on its own business and its distinct needs, and pursue unique opportunities for long-term growth and profitability; (ii) leaner more cost effective corporate structure; (iii) more efficient allocation of capital for Adient; and (iv) direct access by Adient to the capital markets.
Adient may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (a) the separation will require significant amounts of management's time and effort, which may divert management's attention from operating and growing Adient's business; (b) Adient may be more susceptible to market fluctuations and other adverse events than if it were still a part of Johnson Controls; and (c) Adient's business will be less diversified than Johnson Controls' business prior to the separation. If Adient fails to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, the business, financial conditions, and results of operations of Adient could be adversely affected.
Adient may have received better terms from unaffiliated third parties than the terms it will receive in its agreements with Johnson Controls.
The agreements Adient has entered into with Johnson Controls in connection with the separation, including a transition services agreement, a tax matters agreement, an employee matters agreement and a transitional trademark license agreement, were prepared in the context of the separation while Adient's business was still operated by and part of Johnson Controls. Accordingly, during the period in which the terms of those agreements were prepared, Adient did not have an independent board of directors or a management team that was independent of Johnson Controls. As a result, the terms of those agreements may not reflect terms that would have resulted from arm's-length negotiations between unaffiliated third parties. Arm's-length negotiations between Johnson Controls and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party.

Adient plc | 2016 Form 10-K | 16

Challenges in the commercial and credit environment may adversely affect Adient's access to capital.
Adient's ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for Adient's products or in the solvency of its customers or suppliers or other significantly unfavorable changes in economic conditions. Volatility in the world financial markets could increase borrowing costs or affect Adient's ability to access the capital markets. These conditions may adversely affect Adient's ability to maintain its credit ratings.
Adient has incurred debt obligations that could adversely affect Adient's business, profitability and its ability to meet Adient's obligations.
As of September 30, 2016, Adient's total combined indebtedness approximated $3.6 billion. This significant amount of debt could potentially have important consequences to Adient and its debt and equity investors, including:

•	requiring a substantial portion of Adient's cash flow from operations to make interest payments on this debt following the separation;

•	making it more difficult to satisfy debt service and other obligations;

•	increasing the risk of a future credit ratings downgrade of its debt, which could increase future debt costs and limit the future availability of debt financing;

•	increasing Adient's vulnerability to general adverse economic and industry conditions;

•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow Adient's business;

•	limiting Adient's flexibility in planning for, or reacting to, changes in its business and the industry;

•	placing Adient at a competitive disadvantage relative to its competitors that may not be as highly leveraged with debt; and

•	limiting Adient's ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase ordinary shares.
In addition, Adient's term loan and revolving credit facilities require Adient to maintain compliance with a maximum total net leverage ratio tested on a quarterly basis. Events beyond Adient's control, including changes in general business and economic conditions, may affect its ability to meet this requirement. A breach of the restrictive covenants in Adient's credit facilities or Adient's inability to comply with the maximum total net leverage ratio could result in an event of default under Adient's debt agreements. If an event of default occurs and is continuing under such agreements, the lenders thereunder could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable, which could result in acceleration of Adient's other debt. If Adient was unable to repay any borrowings under the credit facilities when due, the lenders thereunder could proceed against their collateral.
To the extent that Adient incurs additional indebtedness, the risks described above could increase. In addition, Adient's actual cash requirements in the future may be greater than expected. Adient's cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and Adient may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance Adient's debt.
Adient’s internal controls around accounting and financial reporting may not be adequate to ensure complete and accurate reporting of Adient’s financial position, results of operations and cash flows.
The Exchange Act requires that Adient file annual, quarterly and current reports with respect to its business and financial condition. Under the Sarbanes Oxley Act, Adient is required to maintain effective disclosure controls and procedures and internal controls over financial reporting. Any failure to achieve and maintain effective internal controls could have a material adverse effect on Adient’s business, financial condition, results of operations and cash flow.
Risks Related to Adient Ordinary Shares
Adient's share price may fluctuate significantly.
Adient cannot predict the prices at which shares of its ordinary shares may trade. The market price of Adient ordinary shares may fluctuate significantly due to a number of factors, some of which may be beyond Adient's control, including:

•	actual or anticipated fluctuations in Adient's operating results;

•	changes in earnings estimated by securities analysts or Adient's ability to meet those estimates;

•	the operating and stock price performance of comparable companies;

Adient plc | 2016 Form 10-K | 17

•	changes to the regulatory and legal environment under which Adient operates;

•	the trading volume and liquidity of Adient ordinary shares; and

•	domestic and worldwide economic conditions.
In addition, when the market price of a company's shares drops significantly, shareholders often institute securities class action lawsuits against the company. A lawsuit against Adient could cause it to incur substantial costs and could divert the time and attention of its management and other resources.
Adient cannot guarantee the timing, amount or payment of dividends on its ordinary shares.
Although Adient expects to pay regular cash dividends in the future, the timing, declaration, amount and payment of future dividends to shareholders will fall within the discretion of Adient's board of directors. The board's decisions regarding the payment of dividends will depend on many factors, such as Adient's financial condition, earnings, sufficiency of distributable reserves, capital requirements, debt service obligations, legal requirements, regulatory constraints and other factors that the board deems relevant. Adient's ability to pay dividends will depend on its ongoing ability to generate cash from operations and access capital markets. Adient cannot guarantee that it will pay a dividend in the future or continue to pay any dividend if Adient commences paying dividends. For more information, see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Adient shares may be diluted in the future.
In the future, per share ownership percentage in Adient may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that Adient has granted and may grant in the future to Adient's directors, officers and employees. Adient's employees have options to purchase its ordinary shares as a result of the conversion in the distribution of their Johnson Controls stock options (in whole or in part) to Adient share options. Adient anticipates its compensation committee will grant additional stock options or other stock-based awards to its employees as well. Such awards will have a dilutive effect on Adient's earnings per share, which could adversely affect the market price of Adient ordinary shares. From time to time, Adient will issue additional options or other stock-based awards to its employees under Adient's employee benefits plans.
In addition, Adient's articles of association authorize Adient to issue, without the approval of Adient's shareholders, one or more classes or series of preferred shares having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over Adient ordinary shares respecting dividends and distributions, as Adient's board of directors generally may determine. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of Adient ordinary shares. For example, Adient could grant the holders of preferred shares the right to elect some number of Adient's directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences Adient could assign to holders of preferred shares could affect the residual value of the ordinary shares.
Certain provisions in Adient's articles of association, among other things, could prevent or delay an acquisition of Adient, which could decrease the trading price of Adient ordinary shares.
The Adient articles of association include measures that may be found in the charters of U.S. companies and that could have the effect of deterring coercive takeover practices, inadequate takeover bids and unsolicited offers. These provisions include, among others: (i) the power for the board of directors to issue and allot preferred shares or implement a shareholder rights plan without shareholder approval in certain circumstances; (ii) a provision similar to Section 203 of the Delaware General Corporation Law, which provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding ordinary shares of Adient shall not engage in any business combination with Adient, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15 percent of Adient's outstanding ordinary shares; (iii) rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings; and (iv) the ability of the Adient board of directors to fill vacancies on the board of directors in certain circumstances.
It could be difficult for Adient to obtain shareholder approval for a merger or negotiated transaction because the shareholder approval requirements for certain types of transactions differ, and in some cases are greater, under Irish law than under U.S. state law.
In addition, several mandatory provisions of Irish law could prevent or delay an acquisition of Adient. For example, Adient will be subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in Adient ordinary shares in certain circumstances. Also, Irish companies, including Adient, may only alter their memorandum of association and articles of association with the approval of the holders of at least 75% of the company's shares present and voting in person or by proxy at a general meeting of the company.

Adient plc | 2016 Form 10-K | 18

As an Irish public limited company, certain capital structure decisions require shareholder approval, which may limit Adient's flexibility to manage its capital structure.
Irish law provides that a board of directors may allot shares (or rights to subscribe for or convertible into shares) only with the prior authorization of shareholders, such authorization for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. This authorization would need to be renewed by Adient's shareholders upon its expiration (i.e., at least every five years). The Adient articles of association authorize the allotment of shares (subject to the limits provided for in the NYSE Listed Company Manual) for a period of five years from the date of their adoption, which authorization will need to be renewed by ordinary resolution, being a resolution passed by a simple majority of votes cast, upon expiration but may be sought more frequently for additional five-year terms (or any shorter period).
Irish law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for the Adient articles of association, or shareholders in general meeting, to exclude preemptive rights. Such an exclusion of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the exclusion is contained in the articles of association, or from the date of the shareholder resolution, if the exclusion is by shareholder resolution; in either case, this exclusion would need to be renewed by Adient's shareholders upon its expiration (i.e., at least every five years). The Adient articles of association exclude preemptive rights for a period of five years from the date of adoption of the Adient articles of association, which exclusion will need to be renewed by special resolution, being a resolution passed by not less than 75% of votes cast, upon expiration but may be sought more frequently for additional five-year terms (or any shorter period).
Irish law also generally prohibits a public company from repurchasing its own shares without the prior approval of shareholders by ordinary resolution, being a resolution passed by a simple majority of votes cast, and other formalities. Such approval may be for a maximum period of up to five years. Prior to the separation, an ordinary resolution was adopted to permit purchases of Adient ordinary shares. This ordinary resolution will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five-year terms (or any shorter period).
Irish law requires that Adient meet certain additional financial requirements before it declares dividends.
Under Irish law, Adient will be able to declare dividends and make distributions only out of "distributable reserves." Distributable reserves are the accumulated realized profits of Adient that have not previously been utilized in a distribution or capitalization less accumulated realized losses that have not previously been written off in a reduction or reorganization of capital, and include reserves created by way of a reduction of capital, including the share premium account. In addition, no distribution or dividend may be paid or made by Adient unless the net assets of Adient are equal to, or exceed, the aggregate of Adient's called up share capital plus non-distributable reserves and the distribution does not reduce Adient's net assets below such aggregate. Non-distributable reserves include the share premium account, the capital redemption reserve fund and the amount by which Adient's accumulated unrealized profits that have not been previously utilized by any capitalization exceed Adient's accumulated unrealized losses that have not previously been written off in a reduction or reorganization of capital.
Adient is in the process of capitalizing the reserve created pursuant to the internal restructuring transactions related to the separation and is implementing a parallel court-approved reduction of that capital in order to create a reserve of an equivalent amount of distributable reserves to support the payment of possible future dividends or future share repurchases. Neither the capitalization nor the reduction will impact shareholders' relative interests in the capital of Adient. The Adient articles of association permit Adient by ordinary resolution of the shareholders to declare dividends, provided that the directors have made a recommendation as to its amount. The dividend may not exceed the amount recommended by the directors. The directors may also decide to pay interim dividends if it appears to them that the profits available for distribution justify the payment. When recommending or declaring the payment of a dividend, the directors will be required under Irish law to comply with their duties, including considering Adient's future financial requirements.
The laws of Ireland differ from the laws in effect in the United States and may afford less protection to holders of Adient securities.
It may not be possible to enforce court judgments obtained in the United States against Adient in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against Adient or its directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against Adient or those persons based on those laws. The United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters in Ireland. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.
A judgment obtained against Adient will be enforced by the courts of Ireland if the following general requirements are met: (i) U.S. courts must have had jurisdiction in relation to the particular defendant according to Irish conflict of law rules (the submission to jurisdiction by the defendant would satisfy this rule) and (ii) the judgment must be final and conclusive and the decree must be final and unalterable in the court which pronounces it. A judgment can be final and conclusive even if it is subject to appeal or even if an appeal is pending. Where however the effect of lodging an appeal under the applicable law is to stay execution of the judgment, it is possible that in the meantime the judgment may not be actionable in Ireland. It remains to be determined whether final judgment given in default of appearance is final and conclusive. However, Irish courts may refuse to enforce a judgment of the U.S. courts which meets the above requirements for one of the following reasons: (i) if the judgment is not for a definite sum of money; (ii) if the judgment was obtained by fraud; (iii) the enforcement of the judgment in Ireland would be contrary to natural or constitutional justice; (iv) the judgment is contrary to Irish public policy or involves certain U.S. laws which will not

Adient plc | 2016 Form 10-K | 19

be enforced in Ireland; or (v) jurisdiction cannot be obtained by the Irish courts over the judgment debtors in the enforcement proceedings by personal service in Ireland or outside Ireland under Order 11 of the Ireland Superior Courts Rules.
As an Irish company, Adient is governed by the Irish Companies Act 2014, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of Adient's securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.
In addition, the Adient articles of association provide that the Irish courts have exclusive jurisdiction to determine any and all derivative actions in which a holder of Adient ordinary shares asserts a claim in the name of Adient, actions asserting a claim of breach of a fiduciary duty of any of the directors of Adient and actions asserting a claim arising pursuant to any provision of Irish law or Adient's articles of association. Under Irish law, the proper claimant for wrongs committed against Adient, including by the Adient directors, is considered to be Adient itself. Irish law permits a shareholder to initiate a lawsuit on behalf of a company such as Adient only in limited circumstances, and requires court permission to do so.
The IRS may not agree that Adient is a foreign corporation for U.S. federal tax purposes.
For U.S. federal tax purposes, a corporation is generally considered to be a tax resident of the jurisdiction of its organization or incorporation. Because Adient is a company incorporated under the laws of Ireland, it would be classified as a foreign corporation under these rules. Section 7874 of the Code, or Section 7874, provides an exception to this general rule under which a foreign incorporated entity may, in certain circumstances, be classified as a U.S. corporation for U.S. federal tax purposes. The rules under Section 7874 are relatively new and complex and there is limited guidance regarding their application.
Under Section 7874, a corporation created or organized outside the United States (i.e., a foreign corporation) will nevertheless be treated as a U.S. corporation for U.S. federal tax purposes if (i) the foreign corporation directly or indirectly acquires substantially all of the properties held directly or indirectly by a U.S. corporation (including through an acquisition of the outstanding shares of the U.S. corporation), (ii) the former shareholders of the acquired U.S. corporation hold at least 80% (by either vote or value) of the shares of the foreign acquiring corporation after the acquisition by reason of holding shares in the acquired U.S. corporation (including the receipt of the foreign corporation's shares in exchange for the U.S. corporation's shares), or the 80% Ownership Test, and (iii) the foreign corporation's "expanded affiliated group" does not have substantial business activities in the foreign corporation's country of organization or incorporation relative to such expanded affiliated group's worldwide activities. For purposes of Section 7874, acquisitions of multiple U.S. corporations (and/or substantially all of the assets of multiple U.S. corporations) by a foreign corporation, if treated as part of a plan or series of related transactions, may be treated as a single acquisition, in which case all shares of the foreign acquiring corporation received by the shareholders of the U.S. corporations would be aggregated for purposes of the 80% Ownership Test. Where, pursuant to the same transaction, stock of the foreign acquiring corporation is received in exchange for stock of a U.S. corporation as well as other property, the portion of the stock of the foreign acquiring corporation received in exchange for the stock of the U.S. corporation is determined based on the relative value of the stock of the U.S. corporation compared with the aggregate value of such stock and such other property.
As part of the separation, Adient indirectly acquired assets, including stock of U.S. subsidiaries, from Johnson Controls, Inc., which is a U.S. corporation. It is currently not expected that Section 7874 will cause Adient or any of its affiliates to be treated as a U.S. corporation for U.S. tax purposes as a result of such acquisitions because, among other things, based on the rules for determining ownership under Section 7874 and the Treasury Regulations promulgated thereunder and certain factual assumptions, (i) the assets acquired from Johnson Controls, Inc. are not expected to constitute "substantially all" of the properties held directly or indirectly by Johnson Controls, Inc. and (ii) the shares received by reason of holding stock in the U.S. subsidiaries of Johnson Controls, Inc. transferred in the separation are not expected to represent at least 80% (by either vote or value) of the relevant shares. The law and Treasury Regulations promulgated under Section 7874 are relatively new, complex and somewhat unclear, and there is limited guidance regarding the application of Section 7874 in circumstances similar to the separation. For example, there is currently no guidance that expressly defines what constitutes "substantially all" of the properties of a U.S. corporation for purposes of Section 7874 and it is possible that the IRS may assert that "substantially all" of the properties of Johnson Controls, Inc. (or of a U.S. subsidiary of Johnson Controls, Inc.) were acquired in the separation. In addition, there is limited guidance on the application of the 80% Ownership Test in circumstances similar to the separation and the IRS may not agree that the shares held by reason of holding shares in U.S. subsidiaries that (or substantially all of the assets of which) were transferred in the separation represent less than 80% (by either vote or value) of the relevant shares for purposes of Section 7874. Moreover, the percentage represented by such shares will depend on the relative valuation of the various assets (including stock of subsidiaries) that are transferred in connection with the separation. Valuation matters can be subjective, and the IRS may also seek to challenge the valuation of such assets.
In addition, on April 4, 2016, the U.S. Department of Treasury (the "U.S. Treasury") and the IRS issued temporary Treasury Regulations under Section 7874 (the "Temporary 7874 Regulations"), which generally increase the likelihood that the relevant ownership percentages under Section 7874 will be exceeded. Although it is presently not expected that the Temporary 7874 Regulations will adversely affect the U.S. federal tax status of Adient or any of its foreign affiliates as a foreign corporation (and although it is possible that the Temporary 7874 Regulations could cause certain exceptions to the application of Section 7874 to apply to the separation), the Temporary 7874 Regulations are new and complex, and there is limited guidance regarding their application.

Adient plc | 2016 Form 10-K | 20

Accordingly, there can be no assurance that the IRS will not challenge the status of Adient or any of its foreign affiliates as a foreign corporation under Section 7874 or that such challenge would not be sustained by a court. If the IRS were to successfully challenge such status under Section 7874, Adient and its affiliates could be subject to substantial additional U.S. tax liability. Adient estimates that if it were treated as a U.S. corporation for U.S. federal tax purposes, its effective tax rate could be approximately 5-7% higher than the effective tax rate if it were treated as a foreign corporation for U.S. federal tax purposes. However, this estimate is based on multiple assumptions, including assumptions as to Adient's structure and capitalization and the expected treatment of Adient's global income under U.S and non-U.S. tax laws. The difference between Adient's actual effective tax rate if it were treated as a U.S. corporation compared to its effective tax rate if it were treated as a foreign corporation could be higher or lower than this estimate, and there can be no guarantee that Adient's effective tax rate following the separation will be consistent with Adient's current estimates. In addition, Adient and certain of its foreign affiliates are expected, regardless of any application of Section 7874, to be treated as tax residents of countries other than the United States. Consequently, if Adient or any such affiliate is treated as a U.S. corporation for U.S. federal tax purposes under Section 7874, Adient or such affiliate could be liable for both U.S. and non-U.S. taxes, which could have a material adverse effect on its financial condition and results of operations.
Section 7874 may limit the ability of Adient's U.S. affiliates to use certain tax attributes following the separation or otherwise increase such U.S. affiliates' U.S. taxable income.
Following the acquisition of a U.S. corporation by a foreign corporation, Section 7874 of the Code can limit the ability of the acquired U.S. corporation and its U.S. affiliates to use U.S. tax attributes (including net operating losses and certain tax credits) to offset U.S. taxable income resulting from certain transactions. Specifically, Section 7874 can apply in this manner if (i) the foreign corporation acquires, directly or indirectly, substantially all of the properties held directly or indirectly by a U.S. corporation (including through an acquisition of the outstanding shares of the U.S. corporation), (ii) after the acquisition, the former shareholders of the acquired U.S. corporation hold at least 60% (by either vote or value) but less than 80% (by vote and value) of the shares of the foreign acquiring corporation by reason of holding shares in the acquired U.S. corporation (including the receipt of the foreign corporation's shares in exchange for the U.S. corporation's shares), or the 60% Ownership Test, and (iii) the foreign corporation's "expanded affiliated group" does not have substantial business activities in the foreign corporation's country of organization or incorporation relative to such expanded affiliated group's worldwide activities. For purposes of Section 7874, acquisitions of multiple U.S. corporations (and/or substantially all of the assets of multiple U.S. corporations) by a foreign corporation, if treated as part of a plan or series of related transactions, may be treated as a single acquisition, in which case all shares of the foreign acquiring corporation received by the shareholders of the U.S. corporations would be aggregated for purposes of the 60% Ownership Test. Where, pursuant to the same transaction, stock of the foreign acquiring corporation is received in exchange for stock of a U.S. corporation as well as other property, the stock of the foreign acquiring corporation that was received in exchange for the stock of the U.S. corporation is determined based on the relative value of the stock of the U.S. corporation compared with the aggregate value of such stock and such other property.
As part of the separation, Adient indirectly acquired assets, including stock of U.S. subsidiaries, from Johnson Controls, Inc., which is a U.S. corporation, in exchange for Adient ordinary shares. It is currently not expected that Section 7874 will limit the ability of Adient's U.S. affiliates to use certain tax attributes because, among other things, based on the rules for determining ownership under Section 7874 and the Treasury Regulations promulgated thereunder and certain factual assumptions, (i) the assets acquired from Johnson Controls, Inc. are not expected to constitute "substantially all" of the properties held directly or indirectly by Johnson Controls and (ii) the shares received by reason of holding stock in the U.S. subsidiaries transferred in the separation are not expected to represent at least 60% (by either vote or value) of the relevant shares. However, whether or not certain of the tests under Section 7874 are satisfied must be finally determined at the completion of the separation, by which time there could be adverse changes in relevant facts and circumstances. In addition, as discussed above, the Treasury Regulations promulgated under Section 7874 are relatively new, complex and somewhat unclear and there is limited guidance regarding the application of Section 7874 in circumstances similar to the separation. Moreover, the percentage of shares held by reason of holding stock of relevant U.S. subsidiaries of Johnson Controls, Inc. will depend on the relative valuation of the assets transferred in connection with the separation and valuation matters can be subjective.
In addition, the Temporary 7874 Regulations generally increase the likelihood that the relevant ownership percentages under Section 7874 will be exceeded and limit or eliminate certain tax benefits to so-called inverted corporations and groups, including with respect to access to certain foreign earnings, post-inversion restructuring transactions and the ability to use certain attributes and deductions. Although it is presently not expected that the Temporary 7874 Regulations will materially adversely affect the benefits of the separation or the ability of Adient's U.S. affiliates to use certain U.S. tax attributes or deductions (and although it is possible that the Temporary 7874 Regulations could cause certain exceptions to the application of Section 7874 to apply to the separation), the Temporary 7874 Regulations are new and complex, and there is limited guidance regarding their application.
Accordingly, there can be no assurance that the IRS would not assert that Section 7874 applies to limit the ability of the U.S. subsidiaries and affiliates of Adient to use certain U.S. tax attributes or that such challenge would not be sustained by a court. If the relevant tests under Section 7874 are satisfied for any reason, or if changes in applicable law adversely affect the application of the above rules to Adient, Adient's U.S. affiliates could be limited in their ability to use their U.S. tax attributes, if any, to offset taxable income resulting from certain transactions, or could otherwise have their U.S. taxable income increased.
Adient's status as a foreign corporation for U.S. federal tax purposes and the U.S. tax liabilities of the Adient group could be affected by a change in law.
Under current law, Adient is expected to be treated as a foreign corporation for U.S. federal tax purposes and Section 7874 is not otherwise expected to apply to Adient or its affiliates as a result of the separation. However, changes to the rules contained in Section 7874 and the Treasury

Adient plc | 2016 Form 10-K | 21

Regulations promulgated thereunder, or other changes in law, could adversely affect Adient's and/or its affiliates' status as foreign corporations for U.S. federal tax purposes, the ability of Adient's U.S. affiliates to use certain attributes or deductions, the Adient group's effective tax rate and/or future tax planning for the Adient group, and any such changes could have prospective or retroactive application to Adient, its shareholders and affiliates, and/or the separation and distribution.
Recent legislative and other proposals have aimed to expand the scope of U.S. corporate tax residence, including in such a way as could cause Adient and/or its affiliates to be treated as U.S. corporations if the management and control of Adient or such affiliates were determined to be located primarily in the United States. In addition, recent legislative and other proposals have aimed to expand the scope of Section 7874, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. For example, a provision in the Obama Administration's 2017 budget proposals, which if enacted in its present form, would be effective for transactions completed after December 31, 2016, as well as proposals that have been introduced by members of Congress which, if enacted in their present form, would be effective retroactively to any transactions completed after May 8, 2014, would, among other things, treat a foreign acquiring corporation as a U.S. corporation for U.S. federal tax purposes under Section 7874 if the former shareholders of the acquired U.S. corporation own more than 50% of the shares of the foreign acquiring corporation after the transaction by reason of holding shares in the U.S. acquired corporation (including the receipt of the foreign corporation's shares in exchange for the U.S. corporation's shares). Such or similar proposals, if made retroactively effective to transactions completed during the period in which the separation occurs, could cause Adient and/or its affiliates to be treated as U.S. corporations for U.S. federal tax purposes. In such case, the Adient group would be subject to substantially greater U.S. tax liability than currently contemplated. Other recent legislative and regulatory proposals (including, most recently, proposed legislation introduced by Democratic members of the House of Representatives on February 23, 2016, which, if enacted in its present form, would be effective with respect to any transactions completed on or after May 8, 2014; proposed legislation introduced by Democratic members of the Senate on March 10, 2016, which, if enacted in its present form, would be effective with respect to taxable years ending after March 9, 2016; proposed legislation introduced by Democratic members of the Senate on March 10, 2016, which, if enacted in its present form, would be effective with respect to taxable years beginning after the date of enactment; and proposed Treasury Regulations under Section 385 of the Code issued by the U.S. Treasury and the IRS on April 4, 2016), if enacted or finalized, could cause Adient's U.S. affiliates to be subject to certain intercompany financing limitations, including with respect to their ability to deduct certain interest expense, and could cause Adient and its affiliates to recognize additional taxable income. It is presently uncertain whether any such legislative proposals or any other legislation relating to Section 7874 or so-called inversion transactions will be enacted into law or whether such proposed Treasury Regulations will be issued in final form and, if so, what impact such legislation or final Treasury Regulations would have on Adient and its affiliates.
Any change of law or regulatory action relating to Section 7874 or so-called inversion transactions or inverted groups could adversely impact Adient's and/or its affiliates' U.S. tax status as foreign corporations as well as their financial position, flexibility and results in a material manner.
The IRS may assert that Section 7874 applies to the separation as a result of the merger.
For purposes of Section 7874, if two or more foreign corporations directly or indirectly acquire, in the aggregate, substantially all of the properties of a U.S. corporation, and such acquisitions are treated as part of a plan or a series of related transactions, then each such foreign corporation may be treated as acquiring substantially all of the properties of such U.S. corporation. However, there is no specific guidance regarding how the percentage ownership of the former shareholders of such U.S. corporation in each such foreign corporation is determined for purposes of Section 7874 in such circumstances. The IRS may assert that, even though the Tyco merger is a separate transaction from the separation, the merger should be integrated with the separation and that Adient and/or its affiliates should therefore be treated as having acquired substantially all of the properties of Johnson Controls, Inc. in the separation. In the event the IRS were to prevail with such assertion, the application of Section 7874 to the separation is not entirely clear. It is possible that the determination of whether the 60% Ownership Test or the 80% Ownership Test is met with respect to the separation would be made by reference to the percentage of shares of Johnson Controls held by the former shareholders of Johnson Controls, Inc. after the Tyco merger by reason of holding shares in Johnson Controls, Inc. Under this approach, based on certain factual assumptions and current provisions of U.S. federal income tax law, it is expected that Adient would be respected as a foreign corporation for U.S. federal tax purposes. However, there can be no assurance that the IRS would not assert a different methodology and conclude that either the 60% Ownership Test or the 80% Ownership Test is satisfied. If the IRS were to prevail with such assertion, the ability of Adient's U.S. affiliates to use certain U.S. tax attributes could be limited and/or Adient or its foreign affiliates could be treated as a U.S. corporation for U.S. federal tax purposes. If Adient or its affiliates were to be subject to such limitations or to be so treated, significant adverse tax consequences would result.
Future changes to U.S. and non-U.S. tax laws could adversely affect Adient.
The U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where Adient and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of "base erosion and profit shifting," including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the United States and other countries in which Adient and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect Adient and its affiliates.
Legislative action in the United States could materially adversely affect Adient.
Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could limit the availability of tax benefits or deductions that Adient and its affiliates currently claim, override tax treaties upon which Adient and its affiliates rely, or otherwise affect the taxes that the United States imposes on Adient's and its affiliates' worldwide operations. Such changes could materially adversely affect Adient's effective tax rate

Adient plc | 2016 Form 10-K | 22

and/or require Adient to take further action, at potentially significant expense, to seek to preserve Adient's effective tax rate. In addition, if proposals were enacted that had the effect of limiting Adient's or its affiliates' ability to take advantage of tax treaties with the United States, Adient and/or its affiliates could incur additional tax expense and/or otherwise incur business detriment.
Changes to the U.S. Model Income Tax Treaty could adversely affect Adient.
On February 17, 2016, the U.S. Treasury released a newly revised U.S. model income tax convention (the "model"), which is the baseline text used by the U.S. Treasury to negotiate tax treaties. The new model treaty provisions were preceded by draft versions released by the U.S. Treasury on May 20, 2015 (the "May 2015 draft") for public comment. The revisions made to the model address certain aspects of the model by modifying existing provisions and introducing entirely new provisions. Specifically, the new provisions target (i) permanent establishments subject to little or no foreign tax, (ii) special tax regimes, (iii) "expatriated entities" subject to Section 7874, (iv) the anti-treaty shopping measures of the limitation on benefits article and (v) subsequent changes in treaty partners' tax laws.
With respect to the new model provisions pertaining to expatriated entities, because it is expected that the separation will not result in the creation of an "expatriated entity" as defined in Section 7874, payments of interest, dividends, royalties and certain other items of income by or to Adient's U.S. affiliates to or from non-U.S. persons would not be expected to become subject to full U.S. withholding tax, even if applicable treaties were subsequently amended to adopt the new model provisions. In response to comments that the U.S. Treasury received regarding the May 2015 draft, the new model treaty provisions pertaining to expatriated entities fix the definition of "expatriated entity" to the meaning ascribed to such term under Section 7874(a)(2)(A) as of the date the relevant bilateral treaty is signed. As discussed above, the rules under Section 7874 are relatively new, complex and are the subject of current and future legislative and regulatory changes. Accordingly, there can be no assurance that the IRS will agree with the position that the separation does not result in the creation of an "expatriated entity" (within the meaning of Section 7874) under current law or law as in effect at the time the applicable treaty were amended or that any such challenge by the IRS would not be sustained by a court, or that such position would not be affected by future or regulatory action which may apply retroactively to the separation.
Legislative and other proposals that would deny governmental contracts to U.S. companies that move their corporate location abroad may affect Adient if adopted.
Various U.S. federal and state legislative and other proposals that would deny governmental contracts to U.S. companies (and subsidiaries of U.S. companies) that move (or have moved) their corporate location abroad may affect Adient and/or its affiliates if adopted. It is difficult to predict the likelihood that any such proposals might be adopted, the nature of the regulations that might be promulgated, or the effect such adoptions and increased regulatory scrutiny might have on Adient's business.
Ordinary shares of Adient received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.
Irish capital acquisitions tax, or CAT (currently levied at a rate of 33% above certain tax free thresholds), could apply to a gift or inheritance of Adient ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because Adient ordinary shares are regarded as property situated in Ireland for CAT purposes. The person who receives the gift or inheritance has primary liability for CAT.
Transfers of Adient ordinary shares, other than by means of the transfer of book-entry interests in the Depository Trust Company, may be subject to Irish stamp duty.
It is expected that, for the majority of transfers of Adient ordinary shares, there will not be any Irish stamp duty. Transfers of Adient ordinary shares effected by means of the transfer of book-entry interests in the Depository Trust Company, which we refer to as DTC, are not subject to Irish stamp duty. But if Adient ordinary shares are held directly rather than beneficially through DTC, any transfer of Adient ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). A shareholder who directly holds Adient ordinary shares may transfer those shares into his or her own broker account to be held through DTC (or vice versa) without giving rise to Irish stamp duty provided that there is no change in the beneficial ownership of the shares as a result of the transfer and the transfer is not in contemplation of a sale of the shares by a beneficial owner to a third party.
Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty could adversely affect the price of Adient ordinary shares.
In certain limited circumstances, dividends paid by Adient may be subject to Irish dividend withholding tax.
In certain limited circumstances, Irish dividend withholding tax ("DWT") (currently at a rate of 20%) may arise in respect of dividends paid on Adient ordinary shares. A number of exemptions from DWT exist pursuant to which shareholders resident in the United States and shareholders resident in certain countries may be entitled to exemptions from DWT.
Please note the requirement to complete certain relevant Irish Revenue Commissioners DWT forms ("DWT Forms") in order to qualify for many of the exemptions.
Dividends paid in respect of Adient ordinary shares that are owned by a U.S. resident and held through DTC will not be subject to DWT provided the address of the beneficial owner of such shares in the records of the broker holding such shares is recorded as being in the United States (and such broker has further transmitted the relevant information to a qualifying intermediary appointed by Adient). Similarly, dividends paid in

Adient plc | 2016 Form 10-K | 23

respect of Adient ordinary shares that are held outside of DTC and are owned by a resident of the United States will not be subject to DWT if such shareholder satisfies the conditions of one of the exemptions including the requirement to furnish a completed IRS Form 6166 or a valid DWT Form to Adient's transfer agent to confirm U.S. residence and claim an exemption. Adient shareholders resident in other countries may also be eligible for exemption from DWT on dividends paid in respect of their Adient ordinary shares provided they satisfy the conditions of one of the exemptions including the requirement to furnish valid DWT Forms to their brokers (in respect of such shares held through DTC) (and such broker has further transmitted the relevant information to a qualifying intermediary appointed by Adient) or to Adient's transfer agent (in respect of such shares held outside of DTC). Other Adient shareholders may be subject to DWT, which could adversely affect the price of Adient ordinary shares.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table sets forth the Company's principal owned and leased facilities as of September 30, 2016.

	Number of Locations			Square Footage (in millions)
	Manufacturing	Administrative	Total	Owned	Leased	Total
United States	40	11	51	3,196	1,445	4,641
Germany	32	9	41	4,592	2,093	6,685
Mexico	17	—	17	1,706	1,007	2,713
Other European countries	84	4	88	6,178	4,211	10,389
Asia/Pacific	33	7	40	1,594	2,496	4,090
South America	9	—	9	389	206	595
Other foreign	11	—	11	598	598	1,196
	226	31	257	18,253	12,056	30,309
The Company considers its facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. The Seating segment operates the significant majority of the locations. See Part II, Item 8 of this Annual Report on Form 10-K in Note 8, "Leases," of the notes to combined financial statements for information regarding lease commitments.

Item 3.	Legal Proceedings

Adient is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, product safety, environmental, safety and health, intellectual property, employment, commercial and contractual matters and various other matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to Adient, it is management's opinion that none of these will have a material adverse effect on Adient's financial position, results of operations or cash flows. Adient accrues for potential liabilities in a manner consistent with accounting principles generally accepted in the United States, that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable.

Item 4.	Mine Safety Disclosures
Not applicable.

Adient plc | 2016 Form 10-K | 24

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market
The Company's ordinary shares are traded on the New York Stock Exchange ("NYSE") under the symbol "ADNT." A "when-issued" trading market for Adient's ordinary shares began on the NYSE on October 17, 2016, and "regular way" trading of Adient's ordinary shares began on October 31, 2016. Prior to October 31, 2016 there was no public market for Adient's ordinary shares. The October 31, 2016 closing share price was $45.51.
Holders
As of October 31, 2016, there were 32,703 shareholders of record.
Dividends and Issuer Purchase of Equity Securities
The Company did not pay any dividends during fiscal 2016 as it was not a separate company, but expects to pay quarterly dividends going forward, subject to declaration by the Board of Directors. In addition, under Irish law, dividends and distributions (including the payment of cash dividends or share repurchases) may be made only from "distributable reserves" on Adient's unconsolidated balance sheet prepared in accordance with the Irish Companies Act 2014. In addition, no distribution or dividend may be paid or made by Adient unless the net assets of Adient are equal to, or exceed, the aggregate of Adient's share capital that has been paid up or that is payable in the future plus non-distributable reserves, and the distribution does not reduce Adient's net assets below such aggregate.
Upon completion of the separation, Adient did not have any distributable reserves. Adient is in the process of capitalizing the reserve created pursuant to the internal restructuring transactions related to the distribution and is implementing a parallel court-approved reduction of that capital in order to create a reserve of an equivalent amount of distributable reserves to support the payment of possible future dividends or future share repurchases. Neither the capitalization nor the reduction will impact shareholders' relative interests in the capital of Adient. To complete this process, Adient is seeking the approval of the High Court of Ireland, which is required for the creation of distributable reserves to be effective.
Recent Sales of Unregistered Equity Securities
None.

Adient plc | 2016 Form 10-K | 25

Item 6.	Selected Financial Data

The following selected historical combined financial data below should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical combined financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The selected combined financial data in this section are not intended to replace the combined financial statements and are qualified in their entirety by the combined financial statements and related notes included in this Annual Report on Form 10-K.

Statement of Operations (dollars in millions)	2016	2015	2014	2013	2012
Net sales (1)	$16,837	$20,071	$22,041	$20,470	$19,986
Gross profit	1,609	1,852	1,953	1,575	1,501
Net income (loss) attributable to Adient (2)	(1,533)	475	307	187	267

Earnings per share (3)
Basic	$(16.36)	$5.07	$3.28	$2.00	$2.85
Diluted	$(16.36)	$5.06	$3.27	$2.00	$2.85

Balance Sheet Data (dollars in millions)
Total assets	$13,033	$10,437	$11,206	$11,387	$10,669
Total debt	3,564	59	156	138	128
Invested equity attributable to Adient	4,210	5,626	5,453	5,582	5,558
Total debt to capitalization (4)	46%	1%	3%	2%	2%
(1) On July 2, 2015, Adient completed the YFAI global automotive interiors joint venture and deconsolidated the contributed interiors business since that date resulting in lower combined net sales in subsequent periods.
(2) Net income attributable to Adient includes the following significant items:

(in millions)	2016	2015	2014	2013	2012
Net mark-to-market pension adjustments	$110	$6	$50	$13	$37
(Gain) loss on business divestitures - net (5)	—	(137)	86	(135)	(3)
Costs related to the separation of Adient	369	—	—	—	—
Restructuring and impairment costs	332	182	158	280	143
Tax expense (benefit) of items above	(66)	65	23	1	(24)
	745	116	317	159	153
One-time tax expense items	1,891	293	—	—	—
Impact of significant items	$2,636	$409	$317	$159	$153
(3) Adient earnings per share for 2016, 2015, 2014, 2013 and 2012 were calculated using the number of shares that were distributed to Johnson Controls shareholders upon the separation (93,671,810 shares).
(4) Total debt to capitalization represents total debt divided by the sum of total debt and invested equity attributable to Adient.
(5) Net (gain) loss on business divestitures includes a $106 million gain and $3 million gain recorded in equity income in fiscal 2013 and 2012, respectively.

Adient plc | 2016 Form 10-K | 26

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Annual Report on Form 10-K ("Form 10-K") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on the Company's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Separation from Johnson Controls
On September 2, 2016, Johnson Controls, Inc. and Tyco International plc completed their previously announced combination pursuant to an Agreement and Plan of Merger (the "Merger"). Following the Merger, the combined entity was renamed "Johnson Controls International plc" and is referred to in this Form 10-K as "Johnson Controls," "JCI" or the "Parent."

On October 31, 2016, Adient plc ("Adient" or the "Company") became an independent company as a result of the separation of the automotive seating and interiors business from Johnson Controls International plc. Adient was incorporated under the laws of Ireland in fiscal 2016 for the purpose of holding these businesses. Adient's ordinary shares began trading "regular-way" under the ticker symbol "ADNT" on the New York Stock Exchange on October 31, 2016. Upon becoming an independent company, the capital structure of Adient consisted of 500 million authorized ordinary shares and 100 million authorized preferred shares (par value of $0.001 per ordinary and preferred share). The number of Adient ordinary shares issued on October 31, 2016 was 93,671,810.

Adient's historical combined financial statements have been prepared on a stand-alone basis and are derived from Johnson Controls' consolidated financial statements and accounting records. Therefore, these financial statements reflect, in conformity with accounting principles generally accepted in the United States, Adient's financial position, results of operations, comprehensive income (loss) and cash flows as the business was historically operated as part of Johnson Controls prior to the separation. They may not be indicative of Adient's future performance and do not necessarily reflect what Adient's combined results of operations, financial condition and cash flows would have been had Adient operated as a separate, publicly traded company during the periods presented, particularly because many changes occurred in Adient's operations and capitalization as a result of the separation from Johnson Controls.
Adient's combined statement of operations includes its direct expenses for cost of goods sold, research and development, sales and marketing, distribution, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Johnson Controls to Adient, such as information technology, accounting, legal, real estate and facilities, corporate advertising, risk and insurance services, treasury, shareholder services and other corporate and infrastructure services. These operating expenses are allocated to Adient using estimates that Adient considers to be a reasonable reflection of the utilization of services provided to or benefits received by Adient.
Adient expects that Johnson Controls will continue to provide some of the services related to these functions on a transitional basis for a fee under the transition services agreement entered into by Adient and Johnson Controls.
Overview
Adient is the world's largest automotive seating supplier* with relationships with the largest global auto manufacturers. Adient's technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests, trim covers and fabrics. Adient is an independent seat supplier with global scale and the capability to design, develop, engineer, manufacture and deliver complete seat systems and components in every major automotive producing region in the world. Adient also participates in the automotive interiors market primarily through its approximately 30% equity interest in YFAI.
Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient also supplies high performance seating systems to the international motorsports industry through its award winning RECARO brand of products. Adient operates approximately 230 wholly- and majority-owned manufacturing or assembly facilities, with operations in 33 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America.

*	Based on production volumes. Source: IHS Automotive

Adient plc | 2016 Form 10-K | 27

Adient operates in two reportable segments, as follows:
Seating
Adient's Seating segment produces automotive seat metal structures and mechanisms, foam, trim, fabric and complete seat systems and operates assembly plants that supply automotive OEMs with complete seats on a "just-in-time/in-sequence" basis. Seats are assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line.
Interiors
Adient's Interiors segment, primarily derived from the YFAI global automotive interiors joint venture, produces instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other products. Prior to the launch of the joint venture on July 2, 2015, the Interiors segment produced instrument panels, floor consoles and door panels.
Global Automotive Industry
Adient conducts its business in the automotive industry, which is highly competitive and sensitive to economic conditions. During the fiscal years ended September 30, 2016 and 2015, the global automotive industry continued to experience modest global growth. Growth in China production has outpaced the overall growth rate. Europe production has also increased based on recovering demand in Western Europe and North America production has remained strong. South America continues to experience a contraction in demand while production in the remaining regions was mixed due to varying economic, political and social factors.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
(units in millions)	FY 2016	Change	FY 2015	Change	FY 2014
Global	91.0	4%	87.8	1%	87.0
Greater China	25.8	12%	23.1	2%	22.6
Europe	21.3	3%	20.7	3%	20.1
North America	17.9	3%	17.4	4%	16.8
Japan/Korea	13.0	-2%	13.2	-5%	13.9
South Asia	8.2	4%	7.9	1%	7.8
South America	2.7	-21%	3.4	-15%	4.0
Middle East/Africa	2.1	—%	2.1	17%	1.8

Source: IHS Automotive, October 2016

Financial Results Summary
Significant aspects of Adient's financial results for the year ended September 30, 2016 include the following:

•
Adient recorded net sales of $16,837 million for the year ended September 30, 2016, representing a decrease of $3,234 million when compared to the same period in 2015. Excluding the impact of foreign currency translation ($411 million) and the impact of the YFAI global automotive interiors joint venture ($2,954 million), net sales increased by 1% year over year.

•
Gross profit was $1,609 million or 9.6% of net sales for the year ended September 30, 2016 compared to $1,852 million or 9.2% of net sales for the same period in 2015. The increase in gross profit as a percentage of net sales was primarily due to the impact of the YFAI global automotive interiors joint venture and the benefits of cost reduction initiatives.

•
Equity income was $357 million for the year ended September 30, 2016 which is $62 million higher than the same period in 2015. The increase is primarily due to higher current year income at certain partially-owned Seating affiliates in China and the impact of the YFAI global automotive interiors joint venture.

•
Income tax provision was $1,839 million for the year ended September 30, 2016. Adient completed substantial business reorganizations related to the separation which resulted in total non-recurring tax charges of $1,891 million in fiscal 2016, which will be settled by the Parent subsequent to September 30, 2016. Included in this amount is the tax charge provided for in the third quarter of fiscal 2016 of $85 million for changes in entity tax status and the charge provided for in the second quarter of fiscal 2016 of $778 million for income tax expense on foreign undistributed earnings of certain non-U.S. subsidiaries. By comparison, the income tax provision was $418 million for the year ended September 30, 2015 which included a non-cash tax charge of $293 million for Adient's change in assertion over permanently reinvested earnings associated with the YFAI global automotive interiors joint venture transaction.

Adient plc | 2016 Form 10-K | 28

•
Net loss attributable to Adient was $1,533 million for the year ended September 30, 2016 which is $2,008 million lower than the same period in 2015. The decrease is primarily due to higher tax expense as previously discussed, costs related to the separation of Adient ($369 million), a current period restructuring and impairment charge ($332 million), and mark-to-market adjustments on pension and postretirement plans ($110 million). Excluding these items, net of tax, net income attributable to Adient increased by $219 million.

•
There was $1,034 million of cash used by operating activities for the year ended September 30, 2016, primarily as a result of the non-recurring tax charges in fiscal 2016. Excluding the non-recurring tax charges of $1,891 million, cash from operating activities would have been $857 million, or $460 million higher than cash from operating activities of $397 million for the same period in 2015.

Combined Results of Operations

	Year Ended September 30,
(in millions)	2016	Change	2015	Change	2014
Net sales	$16,837	-16%	$20,071	-9%	$22,041
Cost of sales	15,228	-16%	18,219	-9%	20,088
Gross profit	1,609	-13%	1,852	-5%	1,953
Selling, general and administrative expenses	(1,222)	8%	(1,131)	-14%	(1,308)
Gain (loss) on business divestitures - net	—	*	137	*	(86)
Restructuring and impairment costs	(332)	82%	(182)	15%	(158)
Net financing charges	(22)	83%	(12)	-20%	(15)
Equity income	357	21%	295	4%	284
Income before income taxes	390	-59%	959	43%	670
Income tax provision	1,839	*	418	41%	296
Net income (loss)	(1,449)	*	541	45%	374
Income attributable to noncontrolling interests	84	27%	66	-1%	67
Net income (loss) attributable to Adient	$(1,533)	*	$475	55%	$307

* Measure not meaningful

Net Sales

	Year Ended September 30,
(in millions)	2016	Change	2015	Change	2014
Net sales	$16,837	-16%	$20,071	-9%	$22,041
Net sales for the year ended September 30, 2016 were unfavorably impacted by foreign currency translation ($411 million) and the completion of the YFAI global automotive interiors joint venture on July 2, 2015 ($2,954 million). Excluding the unfavorable impact of foreign currency translation and the impact of the completion of the YFAI global automotive interiors joint venture, combined net sales increased by $131 million, or 1% , primarily due to higher volumes attributable to growth in Asia and Europe, partially offset by softness in the Americas due to changes in automotive production levels and expiring programs. Refer to the segment analysis below for a discussion of net sales by segment.
Net sales for the year ended September 30, 2015 were unfavorably impacted by foreign currency translation ($1.6 billion) and by the impact of the YFAI global automotive interiors joint venture ($924 million). Excluding the above items, net sales increased by $563 million, or 3%, primarily due to higher volumes, incremental sales related to business acquisitions, and net favorable pricing and commercial settlements in South America, partially offset by lower volumes related to a prior year divestiture. The increase in volumes was attributable to increased automotive production levels in the majority of regions around the globe with the exception of South America. Refer to the segment analysis below for a discussion of net sales by segment.

Adient plc | 2016 Form 10-K | 29

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2016	Change	2015	Change	2014
Cost of sales	$15,228	-16%	$18,219	-9%	$20,088
Gross profit	1,609	-13%	1,852	-5%	1,953
% of sales	9.6%		9.2%		8.9%
Cost of sales for the year ended September 30, 2016 was favorably impacted by the YFAI global automotive interiors joint venture ($2,705 million) and foreign currency translation ($369 million). Excluding the above items, costs of sales increased by $83 million, or 1%. These items favorably impacted current period gross profit as a percent of net sales by 20 basis points. The increase in gross profit as a percentage of net sales was primarily due to the benefits of the impact of the YFAI global automotive interiors joint venture and cost reduction initiatives. Mark-to-market adjustments on pension and postretirement plans had a net unfavorable impact on cost of sales of $13 million ($16 million charge in fiscal 2016 compared to a $3 million charge in fiscal 2015) primarily due to decreases in discount rates for certain non-U.S. pension plans. Refer to the segment analysis below for a discussion of segment income by segment.
Cost of sales for the year ended September 30, 2015 was favorably impacted by foreign currency translation ($1.5 billion) and by the impact of the YFAI global automotive interiors joint venture ($843 million). Excluding the above items, cost of sales increased by $464 million, or 2%. These items favorably impacted current period gross profit as a percent of net sales by 20 basis points. Gross profit as a percentage of sales was also favorably impacted by lower purchasing costs related to supplier pricing concessions, the benefits of cost reduction initiatives and favorable commercial settlements due to recoveries in South America, partially offset by higher operating costs related to current year platform launches and other inefficiencies. Mark-to-market adjustments on pension and postretirement plans had a net favorable impact on cost of sales of $7 million ($3 million charge in fiscal 2015 compared to a $10 million charge in fiscal 2014) primarily due to decreases in discount rates for certain non-U.S. pension plans in the prior year. Refer to the segment analysis below for a discussion of segment income by segment.
Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2016	Change	2015	Change	2014
Selling, general and administrative expenses	$1,222	8%	$1,131	-14%	$1,308
% of sales	7.3%		5.6%		5.9%
Selling, general and administrative expenses (SG&A) for the year ended September 30, 2016 was unfavorably impacted by separation costs ($369 million), partially offset by the YFAI global automotive interiors joint venture ($154 million), foreign currency translation ($25 million) and a legal settlement ($20 million). Excluding the above items, SG&A decreased by $79 million, or 7%, primarily due to lower corporate allocations from the Parent ($46 million), prior year transaction and integration costs ($38 million), and lower costs resulting from cost reduction initiatives. Mark-to-market adjustments on pension and postretirement plans had a net unfavorable impact of $91 million ($94 million charge in fiscal 2016 compared to a $3 million charge in fiscal 2015) primarily due to decreases in discount rates for certain non-U.S. pension plans. Refer to the segment analysis below for a discussion of segment income by segment.
SG&A for the year ended September 30, 2015 was favorably impacted by foreign currency translation ($68 million) and by the impact of the YFAI global automotive interiors joint venture ($48 million). Excluding the above items, SG&A decreased by $61 million, or 5%, primarily due to lower engineering expenses resulting from higher cost recoveries and lower program support requirements, and lower employee related costs from cost reduction initiatives, partially offset by transaction and integration costs. Mark-to-market adjustments on pension and postretirement plans had a net favorable impact on SG&A of $37 million ($3 million charge in fiscal 2015 compared to a $40 million charge in fiscal 2014) primarily due to decreases in discount rates for certain non-U.S. pension plans in the prior year. Refer to the segment analysis below for a discussion of segment income by segment.
Gain (Loss) on Business Divestitures - Net

	Year Ended September 30,
(in millions)	2016	Change	2015	Change	2014
Gain (loss) on business divestitures - net	$—	*	$137	*	$(86)

* Measure not meaningful
There were no business divestitures in fiscal 2016. The gain in fiscal 2015 relates primarily to the YFAI global automotive interiors joint venture transaction and the loss in fiscal 2014 relates primarily to the divestiture of the Interiors headliner and sun visor product lines. Refer to Note 2, "Acquisitions and Divestitures," of the notes to combined financial statements for further information on the gain (loss) on business divestitures-net.

Adient plc | 2016 Form 10-K | 30

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2016	Change	2015	Change	2014
Restructuring and impairment costs	$332	82%	$182	15%	$158
Refer to Note 15, "Significant Restructuring and Impairment Costs," of the notes to combined financial statements for information related to Adient's restructuring plans.
Net Financing Charges

	Year Ended September 30,
(in millions)	2016	Change	2015	Change	2014
Net financing charges	$22	83%	$12	-20%	$15
Net financing charges increased in fiscal 2016 compared to fiscal 2015 primarily due to the issuance of debt during the fourth quarter of fiscal 2016. Net financing charges decreased in fiscal 2015 as compared to fiscal 2014 primarily due to lower average borrowing levels.

Equity Income

	Year Ended September 30,
(in millions)	2016	Change	2015	Change	2014
Equity income	$357	21%	$295	4%	$284
The increase in equity income for the year ended September 30, 2016 was primarily due to current year income related to the YFAI global automotive interiors joint venture and higher equity income from certain other partially-owned Seating affiliates. Refer to the segment analysis below for a discussion of segment income by segment. Refer to Note 19, "Nonconsolidated Partially-Owned Affiliates," of the notes to combined financial statements for further disclosure related to Adient's nonconsolidated partially-owned affiliates.
The increase in equity income for the year ended September 30, 2015 was primarily due to higher current year income at certain partially-owned Seating affiliates in China resulting from higher automotive production levels. Refer to the segment analysis below for a discussion of segment income by segment. Refer to Note 19, "Nonconsolidated Partially-Owned Affiliates," of the notes to combined financial statements for further disclosure related to Adient's nonconsolidated partially-owned affiliates.
Income Tax Provision

	Year Ended September 30,
(in millions)	2016	Change	2015	Change	2014
Income tax provision	$1,839	*	$418	41%	$296

* Measure not meaningful
The effective tax rate of 472% is above the U.S. statutory rate for fiscal 2016 primarily due to the tax consequences surrounding the separation ($1,891 million), the jurisdictional mix of restructuring and impairment costs, partially offset by the benefits of continuing global tax planning initiatives and foreign tax rate differentials.
The effective tax rate of 44% is above the U.S. statutory rate for fiscal 2015 primarily due to the tax consequences of business divestitures ($356 million) partially offset by the benefits of U.S. tax on foreign income ($252 million), income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory rate and global tax planning initiatives. The effective tax rate of 44% is above the U.S. statutory rate for fiscal 2014 primarily due to the tax consequences of business divestitures ($71 million) partially offset by the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate.
The global tax planning initiatives in all fiscal years relates primarily to Adient's portion of Johnson Controls' foreign tax credit planning, global financing structures and alignments of its global business functions in a tax efficient manner.
Valuation Allowances

The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial

Adient plc | 2016 Form 10-K | 31

results of the legal entity or combined group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company's valuation allowances may be necessary.
As a result of the Company's fiscal 2016 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that deferred tax assets within Germany and Slovakia would be realized. Therefore, the Company released $83 million and $5 million, respectively, of net valuation allowances as income tax benefit in the fourth quarter of fiscal 2016. In addition as a result of the Company's fiscal 2016 analysis, the Company determined that it was more likely than not that deferred tax assets within the United Kingdom would not be realized and recorded $12 million of net valuation allowances as income tax expense in the fourth quarter of fiscal 2016.
As a result of the Company's fiscal 2015 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that deferred tax assets within South Africa would be realized. Therefore, the Company released $13 million of net valuation allowances as income tax benefit in the fiscal year ended September 30, 2015.
Other Tax Matters

The Company incurred total tax charges of $1,891 million for substantial business reorganizations related to the separation. Included in this amount is the tax charge provided for in the third quarter of fiscal 2016 of $85 million for changes in entity tax status and the charge provided for in the second quarter of fiscal 2016 of $778 million for the Company's change in assertion over permanently reinvested earnings. In addition during the fourth quarter of fiscal 2016, JCI completed its merger with Tyco, and as a result of the change in control, the Company incurred incremental tax expense of $89 million.
In fiscal 2015, Adient completed the YFAI global automotive interiors joint venture. Refer to Note 2, "Acquisitions and Divestitures," of the notes to combined financial statements for additional information. In connection with the YFAI global automotive interiors joint venture transaction, Adient recorded a pre-tax gain on divestiture of $127 million, $20 million net of tax. The tax impact of the gain is due to the jurisdictional mix of gains and losses on the divestiture, which resulted in non-benefited expenses in certain countries and taxable gains in other countries. In addition,Adient provided income tax expense for repatriation of cash and other tax reserves associated with the YFAI global automotive interiors joint venture transaction, which resulted in a tax charge of $75 million and $218 million, respectively.
In fiscal 2014, the Company disposed of its Interiors headliner and sun visor product lines. Refer to Note 2, "Acquisitions and Divestitures," of the notes to combined financial statements for additional information. As a result, the Company recorded a pre-tax loss on divestiture of $95 million and income tax expense of $38 million. The income tax expense is due to the jurisdictional mix of gains and losses on the sale, which resulted in non-benefited losses in certain countries and taxable gains in other countries

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2016	Change	2015	Change	2014
Income attributable to noncontrolling interests	$84	27%	$66	-1%	$67
The increase in income attributable to noncontrolling interests for the year ended September 30, 2016 was primarily due to higher income at partially-owned Seating affiliates in North America driven by higher volumes.
The decrease in income attributable to noncontrolling interests for the year ended September 30, 2015 was primarily due to lower income at partially-owned Seating affiliates in North America.
Net Income (Loss) Attributable to Adient

	Year Ended September 30,
(in millions)	2016	Change	2015	Change	2014
Net income (loss) attributable to Adient	$(1,533)	*	$475	55%	$307

* Measure not meaningful
The decrease in net income attributable to Adient for the year ended September 30, 2016 was primarily due to higher tax expense related to the one-time non-cash change in assertion over permanently reinvested earnings as a result of the separation ($1,891 million), costs related to the separation of Adient ($369 million), a current period restructuring and impairment charge ($332 million), mark-to-market adjustments on pension and postretirement plans ($110 million) and a non-recurring non-cash tax charge related to changes in entity tax status associated with the separation ($85 million), partially offset by a non-cash tax charge in fiscal 2015 for Adient's change in assertion over permanently reinvested earnings associated with the YFAI global automotive interiors joint venture transaction ($293 million). Excluding these items, net of tax, net income attributable to Adient increased $219 million.

Adient plc | 2016 Form 10-K | 32

The increase in net income attributable to Adient for the year ended September 30, 2015 was primarily due to the gain related to the YFAI global automotive interiors joint venture, and lower selling, general and administrative expenses due to the benefits of cost reduction initiatives.
Comprehensive Income Attributable to Adient

	Year Ended September 30,
(in millions)	2016	Change	2015	Change	2014
Comprehensive income (loss) attributable to Adient	$(1,562)	*	$(48)	*	$49

* Measure not meaningful
The increase in comprehensive loss attributable to Adient for the year ended September 30, 2016 was primarily due to lower net income attributable to Adient ($2,008 million), partially offset by favorable foreign currency translation adjustments ($481 million). These year-over-year favorable foreign currency translation adjustments were primarily driven by the weakening of the Brazilian real, Czech Republic koruna and Japanese yen currencies against the U.S. dollar in the prior year.
The increase in comprehensive loss attributable to Adient for the year ended September 30, 2015 was primarily due to unfavorable foreign currency translation adjustments ($259 million), partially offset by higher net income attributable to Adient ($168 million). The unfavorable foreign currency translation adjustments were primarily driven by the weakening of the Brazilian real, British pound, Czech koruna, Euro, Japanese yen and Polish zloty against the U.S. dollar in the current year.
Segment Analysis

Management evaluates the performance of its business units based primarily on segment EBIT, which is defined as income before income taxes and noncontrolling interests excluding net financing charges, restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

	Year Ended September 30,
(in millions)	2016	Change	2015	Change	2014
Net Sales
Seating	$16,616	-1%	$16,859	-6%	$17,871
Interiors	221	-93%	3,212	-23%	4,170
Total net sales	$16,837	-16%	$20,071	-9%	$22,041

	Year Ended September 30,
(in millions)	2016	Change	2015	Change	2014
Segment EBIT
Seating	$785	-16%	$935	4%	$898
Interiors	69	-69%	224	*	(5)

Net financing charges	(22)	83%	(12)	-20%	(15)
Restructuring and impairment costs	(332)	82%	(182)	15%	(158)
Net mark-to-market adjustments on pension and postretirement plans	(110)	*	(6)	-88%	(50)
Income before income taxes	$390	-59%	$959	43%	$670

* Measure not meaningful

Seating

	Year Ended September 30,
(in millions)	2016	Change	2015	Change	2014
Net sales	$16,616	-1%	$16,859	-6%	$17,871
Segment EBIT	785	-16%	935	4%	898
Net sales decreased for the year ended September 30, 2016 due to the unfavorable impact of foreign currency translation ($402 million), and net unfavorable pricing and commercial settlements ($130 million), partially offset by higher volumes ($270 million) and incremental sales

Adient plc | 2016 Form 10-K | 33

related to a prior year business acquisition ($19 million). The higher volumes were attributable to growth in Asia and Europe, partially offset by softness in the Americas due to changes in automotive production levels and expiring programs in North America.
Segment EBIT decreased for the year ended September 30, 2016 due to current year separation costs ($369 million), net unfavorable pricing and commercial settlements ($33 million), the unfavorable impact of foreign currency translation ($16 million), a prior year gain on a business divestiture ($10 million) and a pension settlement loss ($5 million), partially offset by lower operating costs as a result of restructuring actions and operational efficiencies ($74 million), lower purchasing costs resulting from supplier price concessions ($46 million), lower corporate allocations from the Parent ($45 million), higher equity income ($37 million), lower engineering expenses ($32 million), higher volumes ($27 million), a current year favorable legal settlement ($20 million) and incremental operating income related to a business acquisition ($2 million).
Net sales decreased for the year ended September 30, 2015 due to the unfavorable impact of foreign currency translation ($1.4 billion), partially offset by higher volumes ($277 million), incremental sales related to a business acquisition ($57 million), and net favorable pricing and commercial settlements ($34 million). The increase in volumes was attributable to increased automotive production levels in North America and Europe, partially offset by decreases in production levels in South America.
Segment EBIT increased for the year ended September 30, 2015 due to lower purchasing costs resulting from supplier price concessions ($64 million), higher volumes as discussed above ($29 million), net favorable pricing and commercial settlements due to recoveries in South America ($48 million), lower engineering expenses due to higher cost recoveries and lower program support requirements ($29 million), higher equity income resulting from higher automotive production levels in China ($20 million), a gain on a business divestiture ($10 million), lower selling, general and administrative expenses ($9 million), and incremental operating income related to a business acquisition ($7 million), partially offset by higher operating costs related to current year platform launches and other inefficiencies ($132 million), and the unfavorable impact of foreign currency translation ($47 million).
Interiors

	Year Ended September 30,
(in millions)	2016	Change	2015	Change	2014
Net sales	$221	-93%	$3,212	-23%	$4,170
Segment EBIT	69	-69%	224	*	(5)

* Measure not meaningful
Net sales decreased for the year ended September 30, 2016 due to the completion of the YFAI global automotive interiors joint venture in the prior year ($2,954 million), lower volumes primarily driven by plant wind downs ($20 million), net unfavorable pricing and commercial settlements ($8 million), and the unfavorable impact of foreign currency translation ($9 million).
Segment EBIT decreased for the year ended September 30, 2016 due to a prior year net gain on business divestitures ($127 million), the impact of the YFAI global automotive interiors joint venture transaction and related prior year held for sale depreciation impact ($109 million), lower volumes ($8 million), net unfavorable pricing and commercial settlements ($7 million), and the unfavorable impact of foreign currency translation ($1 million), partially offset by prior year transaction and integration costs ($38 million), lower corporate allocations from the Parent ($22 million), favorable settlements related to prior year business divestitures ($22 million), lower operating costs ($10 million) and higher equity income ($5 million).
Net sales decreased for the year ended September 30, 2015 due to the impact of the YFAI global automotive interiors joint venture ($924 million), lower volumes related to a prior year business divestiture ($248 million) and the unfavorable impact of foreign currency translation ($229 million), partially offset by higher volumes ($371 million), net favorable pricing and commercial settlements ($45 million), and incremental sales related to business acquisitions ($27 million). The increase in volumes was primarily attributable to increased automotive production levels in North America, China and Europe, partially offset by sales containing lower vehicle content.
Segment EBIT increased for the year ended September 30, 2015 due to the net gain on the YFAI global automotive interiors joint venture transaction ($127 million), a prior year net loss on business divestitures ($86 million), higher volumes as discussed above ($37 million), lower operating costs resulting from the held for sale depreciation impact of the contributed interiors business to the YFAI global automotive interiors joint venture ($25 million), lower selling, general and administrative expenses ($10 million), lower purchasing costs ($6 million), lower engineering expenses ($5 million), higher equity income ($3 million) and incremental operating income related to business acquisitions ($3 million), partially offset by current year transaction and integration costs ($38 million), lower operating income related to a current year business divestiture ($19 million), net unfavorable pricing and commercial settlements ($12 million), and the unfavorable impact of foreign currency translation ($4 million).
Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring and impairment costs and debt service requirements. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Funding also came from Johnson Controls through October 31, 2016. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is

Adient plc | 2016 Form 10-K | 34

highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below and refer to Note 9, "Debt and Financing Arrangements," of the notes to combined financial statements for discussion of financing arrangements.
Indebtedness
Credit Facilities: On July 27, 2016, Adient Global Holdings Ltd ("AGH"), a wholly owned subsidiary of Adient, entered into credit facilities providing for commitments with respect to a $1.5 billion revolving credit facility and a $1.5 billion Term Loan A facility. The credit facilities mature on July 27, 2021. Commencing March 31, 2017 until the Term Loan A maturity date, amortization of the funded Term Loan A shall be required in an amount per quarter equal to 0.625% of the original principal amount in the first year following the closing date of the credit facilities (July 27, 2016, "the Closing Date"), 1.25% in each quarter of the second and third years following the Closing Date, and 2.50% in each quarter thereafter prior to final maturity. Following the separation, the credit facility contains covenants that include, among other things and subject to certain significant exceptions, restrictions on Adient's ability to declare or pay dividends, make certain payments in respect of the notes, create liens, incur additional indebtedness, make investments, engage in transactions with affiliates, enter into agreements restricting Adient's subsidiaries' ability to pay dividends, dispose of assets and merge or consolidate with any other person. In addition, the credit facilities contain a financial maintenance covenant requiring Adient to maintain a total net leverage ratio equal to or less than 3.5x adjusted EBITDA, calculated on a quarterly basis. The Term Loan A Facility also requires mandatory prepayments in connection with certain non-ordinary course asset sales and insurance recovery and condemnation events, among other things, and subject in each case to certain significant exceptions.
The full amount of the Term Loan A facility and $750 million of the revolving credit facility was available to AGH prior to the separation. Following the separation, the full amount of the revolving credit facility is available and the drawn portion will bear interest based on LIBOR plus a margin between 1.25%-2.25%, based on Adient's total net leverage ratio. Following the separation and the satisfaction of certain other conditions, AGH will pay a commitment fee on the unused portion of the commitments under the revolving credit facility based on the total net leverage ratio of Adient, ranging from 0.15% to 0.35%. No amounts were outstanding under the revolving credit facility at September 30, 2016.
Senior Unsecured Notes: On August 19, 2016, AGH issued $0.9 billion aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 and €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024, in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. Subsequent to September 30, 2016, the proceeds of the notes were used, together with borrowings from the new credit facilities, to pay a distribution of approximately $3.0 billion to JCI with the remaining proceeds to be used for working capital and general corporate purposes.
Sources of Cash Flows

	September 30,
(in millions)	2016	2015	2014
Cash provided (used) by operating activities	$(1,034)	$397	$797
Cash used by investing activities	(425)	(489)	(586)
Cash provided (used) by financing activities	1,516	93	(225)
Capital expenditures	(437)	(478)	(624)

Cash flows from operating activities

Fiscal 2016 compared to Fiscal 2015: The increase in cash used by operating activities was driven by the significant net loss attributable to Adient which resulted primarily from significant non-recurring tax charges ($1,891 million) in fiscal 2016. These charges will be settled by the Parent and have been reflected in the Net Transfers from Parent line in the financing section of the combined statement of cash flows. Excluding the non-recurring tax charges, cash provided by operating activities would be $857 million, or $460 million higher than cash provided by operating activities of $397 million for the same period in fiscal 2015. The $460 million increase in cash provided by operating activities is due to improved operating performance (after adjustment for non-cash and parent-settled tax items items) and favorable changes in working capital accounts, primarily accounts receivable.

Fiscal 2015 compared to Fiscal 2014: The decrease in cash provided by operating activities was primarily due to unfavorable changes in accounts receivable, and other assets, partially offset by lower pension contributions, and favorable changes in other working capital accounts.

Cash flows investing activities

Fiscal 2016 compared to Fiscal 2015: The decrease in cash used by investing activities was primarily due to lower capital expenditures, cash received from a prior period divestiture, and prior year acquisitions and investments.

Fiscal 2015 compared to Fiscal 2014: The decrease in cash used by investing activities was primarily due to lower capital expenditures.

Cash flows from financing activities

Fiscal 2016 compared to Fiscal 2015: The increase in cash from financing activities is the result of the significant non-recurring tax charges in fiscal 2016 of $1,891 million which have been reflected as a net transfer from the Parent due to the Parent's responsibility to settle such tax liabilities. Also reflected as a financing activity in fiscal 2016 is the issuance of Adient's $1.5 billion Term Loan A, which was subsequently transferred to the Parent and thus resulted in no net financing cash flows in fiscal 2016.

Adient plc | 2016 Form 10-K | 35

Fiscal 2015 compared to Fiscal 2014: The increase in cash from financing activities was primarily due to net transfers from Johnson Controls related to incremental tax liabilities incurred by JCI resulting from the completion of the YFAI global automotive interiors joint venture in fiscal 2015 and lower levels of cash provided by operating activities.

Capital expenditures

Fiscal 2016 compared to Fiscal 2015: The decrease in capital expenditures in the current year is primarily related to a reduction in program spending for new customer launches and the impact of the completion of the YFAI global automotive interiors joint venture on July 2, 2015.

Fiscal 2015 compared to Fiscal 2014: The decrease in capital expenditures in the current year is primarily related to a reduction in program spending for new customer launches and the impact from the completion of the YFAI global automotive interiors joint venture on July 2, 2015.

Working capital

	September 30,
(in millions)	2016	2015
Current assets	$5,691	$3,806
Current liabilities	4,260	4,011
Working capital	$1,431	$(205)

The increase in working capital is primarily related to the restricted cash balance at September 30, 2016 which resulted from the bond offering proceeds partially offset by decreases in accounts receivable and inventory and increases in restructuring reserves and accrued taxes. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for more information on restricted cash and Note 9, "Debt and Financing Arrangements" for more information on the bond offering. Excluding the restricted cash balance, working capital would be $(603) million at September 30, 2016 or $398 million lower than the prior period due primarily to the favorable changes in working capital accounts previously discussed.

Restructuring and Impairment Costs
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient committed to a significant restructuring plan in fiscal 2016 and recorded $332 million of restructuring and impairment costs in the combined statements of income. The restructuring action related to cost reduction initiatives in the Seating and Interiors segments. The costs consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring action, the fiscal 2016 restructuring plan will reduce annual operating costs by approximately $150 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense. For fiscal 2016, there were no significant savings, net of execution costs, related to this plan. Adient expects that savings, net of execution costs, will partially be achieved in fiscal years 2017-2018 and the full annual benefit of these actions is expected in fiscal 2019. The restructuring action is expected to be substantially complete in fiscal 2018. The restructuring plan reserve balance of $213 million at September 30, 2016 is expected to be paid in cash.
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient committed to a significant restructuring plan in fiscal 2015 and recorded $182 million of restructuring and impairment costs in the combined statements of income. The costs consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring action, the fiscal 2015 restructuring plan will reduce annual operating costs by approximately $130 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense. For fiscal 2016, the savings, net of execution costs, approximated 19% of the expected annual operating cost reduction. Adient expects that the full annual benefit of these actions will be achieved in fiscal 2017. The restructuring action is expected to be substantially complete in fiscal 2017. The restructuring plan reserve balance of $112 million at September 30, 2016 is expected to be paid in cash.
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient committed to significant restructuring plans in fiscal 2014 and 2013 and recorded $158 million and $280 million, respectively, of restructuring and impairment costs in the combined statements of income. The restructuring actions included workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2014 and 2013 restructuring plans will reduce annual operating costs by approximately $85 million and $210 million, respectively, which is primarily the result of lower cost of sales due to reduced employee-related costs and lower depreciation expense. The expected full annual benefit of these actions, net of execution costs, was substantially achieved in fiscal 2016. The restructuring actions were substantially complete in fiscal 2016. The respective year's restructuring plan reserve balances of $11 million and $13 million, respectively, at September 30, 2016 are expected to be paid in cash.

Adient plc | 2016 Form 10-K | 36

Off-Balance Sheet Arrangements and Contractual Obligations
Adient enters into supply chain financing programs in certain foreign jurisdictions to sell accounts receivable without recourse to third-party financial institutions. Sales of accounts receivable are reflected as a reduction of accounts receivable on the combined statements of financial position and the proceeds are included in cash flows from operating activities in the combined statements of cash flows. Adient's overall liquidity is not materially impacted by these programs.
A summary of Adient's significant contractual obligations as of September 30, 2016:

(in millions)	Total	2017	2018-2019	2020-2021	Beyond 2021
Long-term debt (including capital lease obligations)	$3,523	$38	$1	$1,463	$2,021
Interest on long-term debt (including capital lease obligations)	921	112	242	230	337
Operating leases	329	84	115	76	54
Purchase obligations	406	406	—	—	—
Pension and postretirement contributions	125	22	18	18	67
Total contractual cash obligations	$5,304	$662	$376	$1,787	$2,479
Quarterly Financial Information (unaudited)
The following tables present Adient's unaudited quarterly results of operations and comprehensive income for each of the eight fiscal quarters in the periods ended September 30. The following tables should be read in conjunction with Adient's audited combined financial statements and related notes appearing elsewhere in this Form 10-K. Adient has prepared the information below on a basis consistent with its audited combined financial statements and has included all adjustments, consisting of normal recurring adjustments, which, in the opinion of Adient's management, are necessary to fairly state its operating results for the quarters presented. Adient's historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal 2016				Fiscal 2015
Statement of Operations (dollars in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$4,233	$4,298	$4,362	$3,944	$5,273	$5,234	$5,402	$4,162
Cost of sales	3,865	3,868	3,916	3,579	4,829	4,762	4,848	3,780
Net income (loss)	154	(756)	7	(854)	201	219	224	(103)
Income attributable to noncontrolling interests	17	23	21	23	19	18	16	13
Net income (loss) attributable to Adient	137	(779)	(14)	(877)	182	201	208	(116)

Earnings per share (1) (2)
Basic	$1.46	$(8.32)	$(0.15)	$(9.36)	$1.94	$2.15	$2.22	$(1.24)
Diluted	$1.46	$(8.32)	$(0.15)	$(9.36)	$1.94	$2.14	$2.22	$(1.24)

(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

(2) Adient earnings per share for 2016 and 2015 were calculated using the number of shares that were distributed to Johnson Controls shareholders upon the separation (93,671,810 shares).

Effects of Inflation and Changing Prices
The effects of inflation have not been significant to Adient's results of operations in recent years. Generally, Adient has been able to implement operating efficiencies to sufficiently offset cost increases, which have been moderate.
Critical Accounting Estimates and Policies
Adient prepares its combined financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of Adient's combined financial statements and the uncertainties that could impact Adient's results of operations, financial position and cash flows.
Revenue Recognition
Adient records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. Adient delivers products and records revenue pursuant to commercial agreements with its customers generally in the form of an approved purchase order, including the effects of contractual customer price productivity. Adient does negotiate discrete price changes with its customers, which are generally the result of unique commercial issues between Adient and its

Adient plc | 2016 Form 10-K | 37

customers. Adient records amounts associated with discrete price changes as a reduction to revenue when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable. Adient records amounts associated with discrete price changes as an increase to revenue upon execution of a legally enforceable contractual agreement and when collectability is reasonable assured.
Essentially all of Adient's sales are to the automotive industry. In fiscal year 2016, Fiat Chrysler Automobiles N.V. and Ford Motor Company had combined net sales of 12% and 11%, respectively. In fiscal year 2015, Fiat Chrysler Automobiles N.V. and Ford Motor Company had combined net sales of 13% and 11%, respectively. In fiscal year 2014, Fiat Chrysler Automobiles N.V. and Ford Motor Company had combined net sales of 14% each.
Goodwill and Other Long-lived Assets
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments using a fair value method based on management's judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, Adient uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Adient is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.
Adient reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Adient conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires Adient to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.
In fiscal 2016, Adient concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets. As a result, Adient reviewed the long-lived assets for impairment and recorded a $87 million impairment charge within restructuring and impairment costs on the combined statements of income. Of the total impairment charge, $86 million related to the Seating segment and $1 million related to the Interiors segment. Refer to Note 15, "Significant Restructuring and Impairment Costs," of the notes to combined financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future cash flows, estimated production volumes, discount rates, estimated salvage values and third-party appraisals.
In fiscal 2015, Adient concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its announced restructuring actions. As a result, Adient reviewed the long-lived assets for impairment and recorded a $27 million impairment charge within restructuring and impairment costs on the combined statements of income. The total impairment charge related to the Seating segment. Refer to Note 15, "Significant Restructuring and Impairment Costs," of the notes to combined financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future cash flows, estimated production volumes, discount rates, estimated salvage values and third-party appraisals.
In fiscal 2014, Adient concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2014. As a result, Adient reviewed the long-lived assets for impairment and recorded a $52 million impairment charge within restructuring and impairment costs on the combined statements of income. Of the total impairment charge, $45 million related to the Interiors segment and $7 million related to the Seating segment. Refer to Note 15, "Significant Restructuring and Impairment Costs," of the notes to combined financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future cash flows, estimated production volumes, discount rates, estimated salvage values and third-party appraisals.
Intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests.

Adient plc | 2016 Form 10-K | 38

Stock-based Compensation
Adient's employees have historically participated in Johnson Controls' stock-based compensation plans. Stock-based compensation expense has been allocated to Adient based on the awards and terms previously granted to Adient's employees. The stock-based compensation was initially measured at the fair value of the awards on the grant date and is recognized in the financial statements over the period the employees are required to provide services in exchange for the awards. The fair value of option awards is measured on the grant date using the Black-Scholes option-pricing model. The fair value of each stock appreciation right, or SAR, is estimated using a similar method described for stock options. The fair value of each SAR is recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value. The fair value of performance-based share unit, or PSU, awards is based on the Johnson Controls stock price at the grant date and the assessed probability of meeting future performance targets. The fair value of restricted stock awards is based on the number of units granted and the Johnson Controls stock price on the grant date. Stock-based compensation cost for Adient employees who participate in the Johnson Controls plans, excluding the offsetting impact of outstanding Johnson Controls equity swaps, was $28 million, $16 million and $19 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.
In conjunction with the separation, the Company adopted the Adient plc 2016 Omnibus Incentive Plan and the Adient plc 2016 Director Share Plan, which provides for the assumption of certain awards granted under the Adient incentive stock program and authorizes the grant of several different forms of benefits including nonqualified stock options, stock appreciation rights, performance shares, performance units and restricted stock units (RSUs). The Adient plc 2016 Omnibus Incentive Plan and Adient plc 2016 Director Share Plan initially reserved 6 million and 0.2 million ordinary shares for issuance with respect to awards for participants, respectively.
Employee Benefit Plans
Johnson Controls provides defined benefit pension, postretirement health care and defined contribution benefits to its eligible employees and retirees, including eligible employees and retirees of Adient. These liabilities are not reflected in Adient's combined statements of financial position. Effective October 31, 2016, in connection with the separation of Adient from JCI, Adient recorded the net benefit plan obligations transferred from JCI.
Adient's combined statements of income include expense allocations for these benefits which were determined using a proportional allocation based on headcount and payroll expense for Adient's employees. Adient considers the expense allocation methodology and results to be reasonable for all periods presented. Total Johnson Controls benefit plan net expenses allocated to Adient amounted to $21 million, $32 million and $45 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. These costs are reflected in Adient's cost of sales and selling, general and administrative expenses. These costs were funded through intercompany transactions with Johnson Controls which are now reflected within the net parent investment equity balance.
Adient provides a range of benefits to its employees and retired employees, including pensions and postretirement benefits. These benefits are Adient's direct obligation and have been recorded within Adient's historical combined financial statements. Plan assets and obligations are measured annually, or more frequently if there is a remeasurement event, based on Adient's measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates as of that date. Adient reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate.
Adient utilizes a mark-to-market approach for recognizing pension and postretirement benefit expenses, including measuring the market related value of plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. Refer to Note 14, "Retirement Plans," of the notes to combined financial statements for disclosure of Adient's pension and postretirement benefit plans.
U.S. GAAP requires that companies recognize in the statement of financial position a liability for defined benefit pension and postretirement plans that are underfunded or unfunded, or an asset for defined benefit pension and postretirement plans that are overfunded. U.S. GAAP also requires that companies measure the benefit obligations and fair value of plan assets that determine a benefit plan's funded status as of the date of the employer's fiscal year end.
Adient considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, Adient uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, Adient uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, Adient consistently uses the relevant country specific benchmark indices for determining the various discount rates. Adient's discount rate on U.S. pension plans was 3.70% and 4.40% at September 30, 2016 and 2015, respectively. Adient's discount rate on U.S. postretirement plans was 3.25% and 3.80% at September 30, 2016 and 2015, respectively. Adient's weighted average discount rate on non-U.S. plans was 2.10% and 3.40% at September 30, 2016 and 2015, respectively.
At September 30, 2015, Adient changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits for plans that utilize a yield curve approach. This change compared to the previous method will result in different service and interest components of net periodic benefit cost (credit) in future periods. Historically, Adient estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Adient elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Adient made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the

Adient plc | 2016 Form 10-K | 39

corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations or annual net periodic benefit cost (credit) as the change in the service and interest costs is completely offset in the net actuarial (gain) loss reported. The change in the service and interest costs going forward is not expected to be significant. Adient has accounted for this change as a change in accounting estimate.
In estimating the expected return on plan assets, Adient considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans' invested assets. Reflecting the relatively long-term nature of the plans' obligations, approximately 57% of the plans' assets are invested in fixed income securities and 21% in equity securities, with the remainder primarily invested in alternative investments. For the years ending September 30, 2016 and 2015, Adient's expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 7.50%. The actual rate of return on U.S. pension plans was above 7.50% in fiscal 2016 and below 7.50% in fiscal 2015. For the years ending September 30, 2016 and 2015, Adient's weighted average expected long-term return on non-U.S. pension plan assets was 4.45% and 5.40%, respectively. The actual rate of return on non-U.S. pension plans was above 4.45% in fiscal 2016 and was below 5.40% in fiscal 2015. For the years ending September 30, 2016 and 2015, Adient's weighted average expected long-term return on postretirement plan assets was 3.80% and 4.00%, respectively. The actual rate of return on postretirement plan assets was above 3.80% in fiscal 2016 and was below 4.00% in fiscal 2015.
Beginning in fiscal 2017, Adient believes the long-term rate of return will approximate 5.50%, 3.80% and 3.35% for U.S. pension, non-U.S. pension and postretirement plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If Adient's actual returns on plan assets are less than Adient's expectations, additional contributions may be required.
In fiscal 2016, total Adient contributions to the defined benefit pension plans were $35 million, of which $12 million were voluntary contributions made by Adient. Adient expects to contribute approximately $22 million in cash to its defined benefit pension plans in fiscal 2017. In fiscal 2016, total Adient contributions to the postretirement plans were not significant. Adient does not expect to make any significant contributions to its postretirement plans in fiscal 2017.
Based on information provided by its independent actuaries and other relevant sources, Adient believes that the assumptions used are reasonable; however, changes in these assumptions could impact Adient's financial position, results of operations or cash flows.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Adient records a valuation allowance that primarily represents non-U.S. operating and other loss carryforwards for which realization is uncertain. Management judgment is required in determining Adient's provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against Adient's net deferred tax assets.
Adient reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to Adient's valuation allowances may be necessary.
Adient is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of Adient's business, there are many transactions and calculations where the ultimate tax determination is uncertain. Adient is regularly under audit by tax authorities. At September 30, 2016, Adient had unrecognized tax benefits of $596 million.
The unrecognized tax benefits reflected in Adient's combined financial statements have been determined using a separate-return by legal entity basis. As a result of the final separation from Johnson Controls, Adient's unrecognized tax benefits could be different from those reflected in the combined financial statements.
Adient's federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the Internal Revenue Service and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2016, Adient had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the combined statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
Adient does not generally provide additional U.S. income taxes on undistributed earnings of non-U.S. consolidated subsidiaries included in invested equity attributable to Adient. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. Adient's intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.
Refer to Note 17, "Income Taxes," of the notes to combined audited financial statements for Adient's income tax disclosures.

Adient plc | 2016 Form 10-K | 40

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in the combined statements of financial position. ASU No. 2015-17 was early adopted by the Company for the quarter ended December 31, 2015 and was applied retrospectively to all periods presented.
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results, and requires expanded disclosures for discontinued operations. ASU No. 2014-08 was effective for the Company for the quarter ended December 31, 2015. The adoption of this guidance did not have an impact on the Company's combined financial statements as there were no dispositions or disposals during the year ended September 30, 2016.
Recently Issued Accounting Pronouncements
In October 2016, the FASB issued ASU No. 2016-17, "Consolidation    (Topic 810): Interests Held through Related Parties That Are under Common Control." ASU No. 2016-17 changes the evaluation of whether a reporting entity is the primary beneficiary of a Variable Interest Entity (VIE) by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. ASU No. 2016-17 will be effective for the Company for the quarter ended December 31, 2017, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its combined financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." ASU No. 2016-16 removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU No. 2016-16 will be effective for the Company for the quarter ended December 31, 2018, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its combined financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for the Company for the quarter ended December 31, 2018, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its combined financial statements.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU No. 2016-13 changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts. Available-for-sale debt securities with unrealized losses will now be recorded through an allowance for credit losses. ASU No. 2016-13 will be effective for the Company for the quarter ended December 31, 2020, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's combined financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 changes the accounting for certain aspects of share-based payments to employees, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. ASU No. 2016-09 will be effective for the Company for the quarter ending December 31, 2017, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its combined financial statements.
In March 2016, the FASB issued ASU No. 2016-07, "Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." ASU No. 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retrospectively. ASU No. 2016-07 will be effective prospectively for the Company for increases in the level of ownership interest or degree of influence that result in the adoption of the equity method that occur during or after the quarter ending December 31, 2017, with early adoption permitted. The impact of this guidance for the Company is dependent on any future increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires recognition of operating leases as lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. ASU No. 2016-02 will be effective retrospectively for the Company for the quarter ending December 31, 2019, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its combined financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities." ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial

Adient plc | 2016 Form 10-K | 41

instruments. ASU No. 2016-01 will be effective prospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its combined financial statements.
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." ASU No. 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU No. 2015-11 will be effective retrospectively for the Company for the quarter ending December 31, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's combined financial statements.
In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. ASU No. 2015-07 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company's combined financial statements but will impact pension asset disclosures.
In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. ASU No. 2015-03 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's combined financial statements.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU No. 2015-02 amends the analysis performed to determine whether a reporting entity should consolidate certain types of legal entities. ASU No. 2015-02 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its combined financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016 the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016 the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016 the FASB issued ASU No. 2016-12, ‘‘Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,’’which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. The Company is currently assessing the impact adoption of this guidance will have on its combined financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Foreign Currency Risk Management
Adient regularly reviews its foreign exchange forward and option positions and interest rate swaps, both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures. Given the effective horizons of Adient's risk management activities and the anticipatory nature of the exposures, there can be no assurance these positions will offset more than a portion of the financial impact resulting from movements in either foreign exchange or interest rates. Further, the recognition of the gains and losses related to these instruments may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect Adient's financial condition and operating results.
Johnson Controls selectively used derivative instruments to reduce market risk associated with changes in foreign currency within Adient. All hedging transactions were authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes. At the inception of the hedge, Johnson Controls assessed the effectiveness of the hedge instrument and designates the hedge instrument as either (1) a hedge of a recognized asset or liability or of a recognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an unrecognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a non-U.S. operation (a net investment hedge). Johnson Controls performed hedge effectiveness testing on an ongoing basis depending on the type of hedging instrument used. All other derivatives not designated as hedging instruments under ASC 815, "Derivatives and Hedging," are revalued in the combined statements of income.
For all foreign currency derivative instruments designated as cash flow hedges, retrospective effectiveness is tested on a monthly basis using a cumulative dollar offset test. The fair value of the hedged exposures and the fair value of the hedge instruments are revalued, and the ratio of the cumulative sum of the periodic changes in the value of the hedge instruments to the cumulative sum of the periodic changes in the value of the hedge is calculated. The hedge is deemed as highly effective if the ratio is between 80% and 125%.

Adient plc | 2016 Form 10-K | 42

For net investment hedges, Johnson Controls assessed its net investment positions in the non-U.S. operations and compared it with the outstanding net investment hedges on a quarterly basis. The hedge was deemed effective if the aggregate outstanding principal of the hedge instruments designated as the net investment hedge in a non-U.S. operation did not exceed its net investment positions in the respective non-U.S. operation.
Further details are provided in Part II, Item 8 of this Annual Report on Form 10-K in the notes to combined financial statements for a discussion of Adient's accounting policies for derivative financial instruments is included in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to combined financial statements, and further disclosure relating to derivatives and hedging activities is included in Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements."
Interest Rate Risk
Adient's exposure to changes in interest rates relates primarily to Adient's investment portfolio and outstanding debt. While Adient is exposed to global interest rate fluctuations, Adient's interest income and expense are most sensitive to fluctuations in U.S. interest rates. Changes in U.S. interest rates affect the interest earned on Adient's cash, cash equivalents and marketable securities and the fair value of those securities, as well as costs associated with hedging and interest paid on Adient's debt.
Adient's investment policy and strategy are focused on preservation of capital and supporting Adient's liquidity requirements. Adient uses a combination of internal and external management to execute its investment strategy and achieve its investment objectives. Adient typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss.
Further details regarding Adient's debt and financing arrangements is provided in Note 9, "Debt and Financing Arrangements," of the notes to combined financial statements.
Foreign Currency Risk
Adient has manufacturing, sales and distribution facilities around the world and thus makes investments and enters into transactions denominated in various foreign currencies. In order to maintain strict control and achieve the benefits of Adient's global diversification, foreign exchange exposures for each currency are netted internally so that only its net foreign exchange exposures are, as appropriate, hedged with financial instruments.
On an annual basis, Johnson Controls hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Johnson Controls primarily entered into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincided with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. During fiscal 2016, Adient had hedge contracts outstanding with Johnson Controls with the aim of hedging balance sheet items, or with the aim of hedging forecasted commitments. Foreign exchange contracts hedging balance sheet items are marked-to-market through the income statement, while foreign exchange contracts to hedge forecasted commitments are designated in a hedge relationship as a cash flow hedge. These are marked-to-market through other comprehensive income when effective.
Johnson Controls had entered into cross-currency interest rate swaps to selectively hedge portions of Adient's net investment in Japan. The currency effects of the cross-currency interest rate swaps were reflected in the accumulated other comprehensive income account within invested equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Japan.
The Company's euro-denominated bonds have been designated to selectively hedge portions of Adient's net investment in Europe. The currency effects of its euro-denominated bonds are reflected in the accumulated other comprehensive income account within invested equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
At September 30, 2016 and 2015, Adient estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains or increased net unrealized losses by approximately $48 million and $58 million, respectively.

Adient plc | 2016 Form 10-K | 43

Item 8.	Financial Statements and Supplementary Data

Adient plc | 2016 Form 10-K | 44

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adient plc

In our opinion, the accompanying combined statements of financial position and the related combined statements of income, comprehensive income (loss), invested equity attributable to Adient and cash flows present fairly, in all material respects, the combined financial position of the automotive seating and interiors business of Johnson Controls International plc at September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2016). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 1, the combined financial statements have been derived from the accounting records of Johnson Controls International plc. The combined financial statements include expense allocations for the functions provided by Johnson Controls International plc. These allocations may not be indicative of the actual expense that would have been incurred had Adient operated as a separate entity apart from Johnson Controls International plc. As discussed in Note 21 to the combined financial statements, Adient plc has entered into significant transactions with Johnson Controls International plc, a related party.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
November 29, 2016

Adient plc | 2016 Form 10-K | 45

Adient plc
Combined Statements of Income

	Year Ended September 30,
(in millions, except per share data)	2016	2015	2014
Net sales	$16,837	$20,071	$22,041
Cost of sales	15,228	18,219	20,088
Gross profit	1,609	1,852	1,953
Selling, general and administrative expenses	(1,222)	(1,131)	(1,308)
Gain (loss) on business divestitures - net	—	137	(86)
Restructuring and impairment costs	(332)	(182)	(158)
Net financing charges	(22)	(12)	(15)
Equity income	357	295	284
Income before income taxes	390	959	670
Income tax provision	1,839	418	296
Net income (loss)	(1,449)	541	374
Income attributable to noncontrolling interests	84	66	67
Net income (loss) attributable to Adient	$(1,533)	$475	$307

Earnings (loss) per share:
Basic	$(16.36)	$5.07	$3.28
Diluted	$(16.36)	$5.06	$3.27

Shares used in computing earnings per share:
Basic	93.7	93.7	93.7
Diluted	93.7	93.8	93.8

The accompanying notes are an integral part of the combined financial statements.

Adient plc | 2016 Form 10-K | 46

Adient plc
Combined Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2016	2015	2014
Net income	$(1,449)	$541	$374
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(36)	(520)	(253)
Realized and unrealized gains (losses) on derivatives	3	(11)	1
Realized and unrealized gains (losses) on marketable common stock	—	—	(7)
Pension and postretirement plans	(1)	—	1
Other comprehensive income (loss)	(34)	(531)	(258)
Total comprehensive income (loss)	(1,483)	10	116
Comprehensive income (loss) attributable to noncontrolling interests	79	58	67
Comprehensive income (loss) attributable to Adient	$(1,562)	$(48)	$49

The accompanying notes are an integral part of the combined financial statements.

Adient plc | 2016 Form 10-K | 47

Adient plc
Combined Statements of Financial Position

	September 30,
(in millions)	2016	2015
Assets
Cash and cash equivalents	$105	$44
Restricted cash	2,034	—
Accounts receivable, less allowance for doubtful accounts of $21 and $12, respectively	2,082	2,134
Inventories	660	701
Assets held for sale	—	55
Other current assets	810	872
Current assets	5,691	3,806
Property, plant and equipment - net	2,195	2,139
Goodwill	2,179	2,160
Other intangible assets - net	113	129
Investments in partially-owned affiliates	1,748	1,646
Other noncurrent assets	1,107	557
Total assets	$13,033	$10,437
Liabilities and Invested Equity
Short-term debt	$41	$17
Current portion of long-term debt	38	7
Accounts payable	2,776	2,653
Accrued compensation and benefits	430	392
Liabilities held for sale	—	42
Restructuring reserve	351	280
Other current liabilities	624	620
Current liabilities	4,260	4,011
Long-term debt	3,485	35
Pension and postretirement benefits	188	118
Other noncurrent liabilities	725	475
Long-term liabilities	4,398	628
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	34	31
Parent's net investment	4,486	5,873
Accumulated other comprehensive loss	(276)	(247)
Invested equity attributable to Adient	4,210	5,626
Noncontrolling interests	131	141
Total invested equity	4,341	5,767
Total liabilities and invested equity	$13,033	$10,437

The accompanying notes are an integral part of the combined financial statements.

Adient plc | 2016 Form 10-K | 48

Adient plc
Combined Statements of Cash Flows

	Year Ended September 30,
(in millions)	2016	2015	2014
Operating Activities
Net income (loss) attributable to Adient	$(1,533)	$475	$307
Income attributable to noncontrolling interests	84	66	67
Net income (loss)	(1,449)	541	374
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	327	329	415
Amortization of intangibles	17	18	22
Pension and postretirement benefit expense	113	15	63
Pension and postretirement contributions	(35)	(25)	(77)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $20, $5 and $0, respectively)	(158)	(102)	(108)
Deferred income taxes	(572)	(51)	8
Non-cash restructuring and impairment charges	87	27	52
Loss (gain) on divestitures - net	—	(137)	86
Equity-based compensation	28	16	19
Other	(11)	(2)	(5)
Changes in assets and liabilities:
Receivables	83	(249)	24
Inventories	49	(63)	(96)
Other assets	22	(111)	(55)
Restructuring reserves	73	56	7
Accounts payable and accrued liabilities	57	8	29
Accrued income taxes	335	127	39
Cash provided (used) by operating activities	(1,034)	397	797
Investing Activities
Capital expenditures	(437)	(478)	(624)
Sale of property, plant and equipment	16	24	56
Acquisition of businesses, net of cash acquired	—	(18)	(9)
Business divestitures	18	—	(41)
Changes in long-term investments	(24)	(44)	16
Other	2	27	16
Cash used by investing activities	(425)	(489)	(586)
Financing Activities
Net transfers from (to) Parent	117	239	(183)
Increase (decrease) in short-term debt	25	(22)	36
Increase in long-term debt	1,501	—	2
Repayment of long-term debt	(39)	(10)	(17)
Earnout payment from previous acquisition	—	—	(12)
Cash paid to acquire a noncontrolling interest	—	(38)	(5)
Dividends paid to noncontrolling interests	(88)	(76)	(46)
Cash provided (used) by financing activities	1,516	93	(225)
Effect of exchange rate changes on cash and cash equivalents	4	(2)	(11)
Increase (decrease) in cash and cash equivalents	61	(1)	(25)
Cash and cash equivalents at beginning of period	44	45	70
Cash and cash equivalents at end of period	$105	$44	$45

The accompanying notes are an integral part of the combined financial statements.

Adient plc | 2016 Form 10-K | 49

Adient plc
Combined Statements of Invested Equity Attributable to Adient

(in millions)	Equity Attributable to Adient	Parent's Net Investment	Accumulated Other Comprehensive Income (Loss)
At September 30, 2013	$5,582	$5,048	$534
Comprehensive income (loss):
Net income	307	307	—
Foreign currency translation adjustments	(253)	—	(253)
Realized and unrealized gains (losses) on derivatives	1	—	1
Realized and unrealized gains (losses) on marketable common stock	(7)	—	(7)
Pension and postretirement plans	1	—	1
Other comprehensive income (loss)	(258)	—	(258)
Comprehensive income (loss)	49	307	(258)
Change in Parent's net investment	(178)	(178)	—
At September 30, 2014	$5,453	$5,177	$276
Comprehensive income (loss):
Net income	475	475	—
Foreign currency translation adjustments	(512)	—	(512)
Realized and unrealized gains (losses) on derivatives	(11)	—	(11)
Other comprehensive income (loss)	(523)	—	(523)
Comprehensive income (loss)	(48)	475	(523)
Change in Parent's net investment	221	221	—
At September 30, 2015	$5,626	$5,873	$(247)
Comprehensive income (loss):
Net income (loss)	(1,533)	(1,533)	—
Foreign currency translation adjustments	(31)	—	(31)
Realized and unrealized gains (losses) on derivatives	3	—	3
Pension and postretirement plans	(1)	—	(1)
Other comprehensive income (loss)	(29)	—	(29)
Comprehensive income (loss)	(1,562)	(1,533)	(29)
Change in Parent's net investment	146	146	—
At September 30, 2016	$4,210	$4,486	$(276)

The accompanying notes are an integral part of the combined financial statements.

Adient plc | 2016 Form 10-K | 50

Adient plc
Notes to Combined Financial Statements

Note 1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On October 31, 2016, Adient plc ("Adient" or the "Company") became an independent company as a result of the separation of the automotive seating and interiors businesses of Johnson Controls International plc. Adient was incorporated under the laws of Ireland on June 24, 2016 for the purpose of holding these businesses Adient's ordinary shares began trading "regular-way" under the ticker symbol "ADNT" on the New York Stock Exchange on October 31, 2016. Upon becoming an independent company, the capital structure of Adient consisted of 500 million authorized ordinary shares and 100 million authorized preferred shares (par value of $0.001 per ordinary and preferred share). The number of Adient ordinary shares issued on October 31, 2016 was 93,671,810.

On September 2, 2016, Johnson Controls, Inc. and Tyco International plc completed their previously announced combination pursuant to the Agreement and Plan of Merger (the "Merger"). Following the Merger, the combined entity was renamed "Johnson Controls International plc" and is referred to in this Form 10-K as "Johnson Controls," "JCI" or the "Parent."

Adient is the world's largest automotive seating supplier. Adient has a leading market position in the Americas, Europe and China, and has longstanding relationships with the largest global original equipment manufacturers, or OEMs, in the automotive space. Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests, trim covers and fabrics. Adient is an independent seat supplier with global scale and the capability to design, develop, engineer, manufacture, and deliver complete seat systems and components in every major automotive producing region in the world. Adient also participates in the automotive interiors market primarily through its global automotive interiors joint venture in China, Yanfeng Global Automotive Interior Systems Co., Ltd., or YFAI.

Basis of Presentation
These combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of JCI as if Adient had been operating as a stand-alone company for all years presented. These combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The assets and liabilities in the combined financial statements have been reflected on a historical cost basis, as included in the consolidated statements of financial position of JCI. The combined statements of operations include allocations for certain support functions that are provided on a centralized basis by the Parent and subsequently recorded at the business unit level, such as expenses related to employee benefits, finance, human resources, risk management, information technology, facilities, and legal, among others. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a proportional basis of combined sales, headcount or other measures of the Company or the Parent. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from the Parent, are reasonable. Nevertheless, the combined financial statements may not include all actual expenses that would have been incurred by Adient and may not reflect the combined results of operations, financial position and cash flows had it been a stand-alone company during the years presented. Actual costs that would have been incurred if Adient had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
Principles of Combination
The combined financial statements include certain assets and liabilities that have historically been held at the Parent level but are specifically identifiable or otherwise attributable to Adient. All significant intercompany transactions and accounts within the Company's combined businesses have been eliminated. All intercompany transactions between the Company and the Parent have been included in these combined financial statements as Parent's net investment. Expenses related to corporate allocations from the Parent to the Company are considered to be effectively settled for cash in the combined financial statements at the time the transaction is recorded. In addition, transactions between the Company and the Parent's other businesses have been classified as related party, rather than intercompany, in the combined financial statements. See Note 21, "Related Party Transactions and Parent's Net Investment," of the notes to combined financial statements for further details.
In addition to wholly-owned subsidiaries, the Company has investments which, in certain cases, may or may not require combination, as a result of only a partial-ownership interest and/or lack of significant influence over the investee. The Company's investments in partially-owned affiliates are accounted for by the equity method when the Company's interest exceeds 20% and the Company does not have a controlling interest.
Combined VIEs
Based upon the criteria set forth in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, "Consolidation," the Company has determined that it was the primary beneficiary in two VIEs for the reporting periods ended September 30, 2016 and 2015, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
The two VIEs manufacture seating products in North America for the automotive industry. The Company funds the entities' short-term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

Adient plc | 2016 Form 10-K | 51

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company's combined statements of financial position for the combined VIEs are as follows:

	September 30,
(in millions)	2016	2015
Current assets	$281	$279
Noncurrent assets	45	41
Total assets	$326	$320

Current liabilities	$219	$229
Total liabilities	$219	$229
The Company did not have a significant variable interest in any other combined VIEs for the presented reporting periods.
Use of Estimates
The preparation of combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. The combined financial statements reflect management's estimates as of the reporting date. Actual results could differ from those estimates.
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, short-term debt, accounts payable and long-term debt approximate their carrying values. See Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to combined financial statements for fair value of financial instruments, including derivative instruments and hedging activities.
Assets and Liabilities Held for Sale
The Company classifies assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.
Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale, noncurrent assets held for sale, liabilities held for sale and noncurrent liabilities held for sale in the combined statements of financial position. Refer to Note 3, "Assets and Liabilities Held For Sale," of the notes to combined financial statements for further information.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents in the combined statements of financial position represent cash legally owned by the Company and negative cash balances are reclassified to short term debt. Cash is managed by legal entity with cash pooling agreements in place for participating businesses within each cash pool master. Transfers of cash to and from the Parent's cash management system are reflected as a component of Parent's net investment in the combined statements of financial position. Accordingly, the cash and cash equivalents held by the Parent were not attributed to the Company for any of the years presented, as legal ownership remained with the Parent.

Adient plc | 2016 Form 10-K | 52

Restricted Cash
At September 30, 2016, the Company recorded $2 billion of restricted cash within the combined statements of financial position. These funds represent the proceeds from the bond issuance which were placed directly into escrow and released to the Company subsequent to September 30, 2016 and therefore represents non-cash activity in fiscal 2016. The cash was used subsequent to year end, in part, to fund the payment of approximately $3 billion to Johnson Controls. Refer to Note 9, "Debt and Financing Arrangements," of the notes to combined financial statements for further information on the bond issuance.
Receivables
Receivables consist of amounts billed and currently due from customers and revenues that have been recognized for accounting purposes but not yet billed to customers. The Company extends credit to customers in the normal course of business and maintains an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. The allowance for doubtful accounts is based on historical experience, existing economic conditions and any specific customer collection issues the Company has identified. The Company enters into supply chain financing programs in certain foreign jurisdictions to sell accounts receivable without recourse to third-party financial institutions. Sales of accounts receivable are reflected as a reduction of accounts receivable on the combined statements of financial position and the proceeds are included in cash flows from operating activities in the combined statements of cash flows.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
Pre-Production Costs Related to Long-Term Supply Arrangements
The Company's policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and administrative expense in the combined statements of income. At September 30, 2016 and 2015, the Company recorded within the combined statements of financial position $316 million and $299 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year. At September 30, 2016, the Company had $138 million and $178 million of reimbursable costs recorded in current and noncurrent assets, respectively. At September 30, 2015, the Company had $127 million and $172 million of reimbursable costs recorded in current and noncurrent assets, respectively.
Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if the Company has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2016 and 2015, approximately $62 million and $60 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which the Company had title. In addition, at September 30, 2016 and 2015, the Company recorded within the combined statements of financial position in other current assets $203 million and $134 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives range from 3 to 40 years for buildings and improvements and from 3 to 15 years for machinery and equipment.
Goodwill and Other Intangible Assets
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company's reportable segments using a fair value method based on management's judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.

Adient plc | 2016 Form 10-K | 53

Intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Refer to Note 16, "Impairment of Long-Lived Assets," of the notes to combined financial statements for information regarding the impairment testing performed in fiscal years 2016, 2015 and 2014.
Impairment of Investments in Partially-Owned Affiliates
The Company monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.
Short-Term and Long-Term Debt
From a historical perspective, the majority of short-term and long-term third-party debt has been held by the Parent, and has not been recorded for each respective business in the Parent's operating structure. For purposes of the combined financial statements, no short-term or long-term debt recorded by the Parent has been pushed-down to the Company in the combined financial statements, because the Company will not assume the debt of the Parent.
The Parent provided intercompany loans to its legal entities to fund working capital or, in limited cases, acquisitions. These loans have been reflected within Parent's net investment in the combined financial statements. Net interest expense related to these loans pertains to certain foreign operations and has been reflected within Parent's net investment in the combined financial statements. Net interest expense on these loans was not significant for the years ended September 30, 2016, 2015 and 2014.
The short-term and long-term debt recorded in the combined financial statements is related directly to arrangements between the Company and a third-party, and was not related to an intercompany arrangement between the Company and the Parent. Refer to Note 9, "Debt and Financing Arrangements," of the notes to combined financial statements for further information on short-term and long-term debt.
Revenue Recognition
The Company records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. The Company delivers products and records revenue pursuant to commercial agreements with its customers generally in the form of an approved purchase order, including the effects of contractual productivity based pricing. The Company negotiates discrete price changes with its customers, which are generally the result of unique commercial issues between the Company and its customers. The Company records amounts associated with discrete price changes as a reduction to revenue when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable. The Company records amounts associated with discrete price changes as an increase to revenue upon execution of a legally enforceable contractual agreement and when collectability is reasonable assured.
Essentially all of the Company's sales are to the automotive industry. In fiscal year 2016, Fiat Chrysler Automobiles N.V. and Ford Motor Company had combined net sales of 12% and 11%, respectively. In fiscal year 2015, Fiat Chrysler Automobiles N.V. and Ford Motor Company had combined net sales of 13% and 11%, respectively. In fiscal year 2014, Fiat Chrysler Automobiles N.V. and Ford Motor Company had combined net sales of 14% each.
Research and Development Costs
Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the combined statements of income. Such expenditures for the years ended September 30, 2016, 2015 and 2014 were $460 million, $599 million and $667 million, respectively. A portion of these costs associated with these activities is reimbursed by customers and, for the fiscal years ended September 30, 2016, 2015 and 2014 were $308 million, $364 million and $348 million, respectively.

Adient plc | 2016 Form 10-K | 54

Foreign Currency Translation
Substantially all of the Company's international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The resulting translation adjustments are accumulated as a component of accumulated other comprehensive income. The aggregate transaction losses included in net income for the years ended September 30, 2016, 2015 and 2014 were $40 million, $26 million and $19 million, respectively.
Derivative Financial Instruments
The Company's Parent has written policies and procedures that place all financial instruments under the direction of the Parent and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for speculative purposes is strictly prohibited. The Parent has historically used financial instruments to manage the Company's market risk from changes in foreign exchange rates.
The fair values of all derivatives are recorded in the combined statements of financial position. The change in a derivative's fair value is recorded each period in current earnings or accumulated other comprehensive income (AOCI), depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. Refer to Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to combined financial statements for disclosure of the Company's derivative instruments and hedging activities.
Stock-Based Compensation
Adient employees have historically participated in JCI's stock-based compensation plans. Stock-based compensation expense has been allocated to Adient based on the awards and terms previously granted to Adient employees. The stock-based compensation was initially measured at the fair value of the awards on the grant date and is recognized in the financial statements over the period the employees are required to provide services in exchange for the awards. The fair value of option awards is measured on the grant date using the Black-Scholes option-pricing model. The fair value of each stock appreciation right (SAR) is estimated using a similar method described for stock options. The fair value of each SAR is recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value. The fair value of performance-based share unit (PSU) awards is based on the JCI stock price at the grant date and the assessed probability of meeting future performance targets. The fair value of restricted stock awards is based on the number of units granted and JCI's stock price on the grant date. Refer to Note 12, "Stock-Based Compensation," for additional information.
Pension and Postretirement Benefits
The defined benefit plans in which the Company participates relate primarily to U.S. plans sponsored by the Parent and for which other wholly-owned subsidiaries (other than Adient) of the Parent participate (the "Shared Plans"). Under the guidance in ASC 715, "Compensation-Retirement Benefits," the Company accounts for the Shared Plans as multiemployer plans, recording contributions to the pension plans as an allocation of net periodic benefit costs associated with the Company's employees. Expenses related to the employees' participation in the Shared Plans were calculated using a proportional allocation based on headcount and payroll expense for the Company's employees. The pension expense allocation related to the Shared Plans under the multiemployer approach contains all components of the periodic benefit cost, including interest and service costs and was recorded as a component of selling, general and administrative expenses or cost of sales in the combined financial statements.
Various defined benefit plans that relate solely to the Company are included in these combined financial statements. Adient utilizes a mark-to-market approach for recognizing pension and postretirement benefit expenses, including measuring the market related value of plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. Refer to Note 14, "Retirement Plans," of the notes to combined financial statements for disclosure of the Company's pension and postretirement benefit plans.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents non-U.S. operating and other loss carryforwards for which realization is uncertain. Management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against the Company's net deferred tax assets.
The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company's valuation allowances may be necessary.

Adient plc | 2016 Form 10-K | 55

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company's business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities.
The unrecognized tax benefits reflected in Adient's combined financial statements have been determined using a separate-return by legal entity basis. As a result of the final separation from Johnson Controls, Adient's unrecognized tax benefits could be different from those reflected in the combined financial statements.
Adient's federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the Internal Revenue Service and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2016, Adient had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the combined statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
The Company does not generally provide additional U.S. income taxes on undistributed earnings of non-U.S. consolidated subsidiaries included in invested equity attributable to Adient. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The Company's intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.
Refer to Note 17, "Income Taxes," of the notes to combined financial statements for the Company's income tax disclosures.
Earnings Per Share
Adient earnings per share for 2016, 2015, and 2014 were calculated using the shares that were distributed to Johnson Controls shareholders upon the separation.
The following table shows the computation of basic and diluted earnings per share:

	Year Ended September 30,
(net income in millions, except per share data)	2016	2015	2014
Numerator:
Net income (loss) attributable to Adient	$(1,533)	$475	$307

Denominator:
Shares outstanding	93.7	93.7	93.7
Effect of dilutive securities	—	0.1	0.1
Diluted shares	93.7	93.8	93.8

Earnings per share:
Basic	$(16.36)	$5.07	$3.28
Diluted	$(16.36)	$5.06	$3.27
Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share.

Parent's Net Investment
Parent's net investment includes the Parent's investment in the Company and the net amounts due to or due from the Parent. Recorded amounts reflect capital contributions and/or dividends as well as the results of operations and other comprehensive income (loss). The Parent's net investment in the Company is discussed in further detail in Note 21, "Related Party Transactions and Parent's Net Investment," of the notes to combined financial statements.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in the combined statements of financial position. ASU No. 2015-17 was early adopted by the Company for the quarter ended December 31, 2015 and was applied retrospectively to all periods presented.

Adient plc | 2016 Form 10-K | 56

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results, and requires expanded disclosures for discontinued operations. ASU No. 2014-08 was effective for the Company for the quarter ended December 31, 2015. The adoption of this guidance did not have an impact on the Company's combined financial statements as there were no dispositions or disposals during the year ended September 30, 2016.
Recently Issued Accounting Pronouncements
In October 2016, the FASB issued ASU No. 2016-17, "Consolidation    (Topic 810): Interests Held through Related Parties That Are under Common Control." ASU No. 2016-17 changes the evaluation of whether a reporting entity is the primary beneficiary of a Variable Interest Entity (VIE) by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. ASU No. 2016-17 will be effective for the Company for the quarter ended December 31, 2017, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its combined financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." ASU No. 2016-16 removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU No. 2016-16 will be effective for the Company for the quarter ended December 31, 2018, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its combined financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for the Company for the quarter ended December 31, 2018, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its combined financial statements.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU No. 2016-13 changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts. Available-for-sale debt securities with unrealized losses will now be recorded through an allowance for credit losses. ASU No. 2016-13 will be effective for the Company for the quarter ended December 31, 2020, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's combined financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 changes the accounting for certain aspects of share-based payments to employees, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. ASU No. 2016-09 will be effective for the Company for the quarter ending December 31, 2017, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its combined financial statements.
In March 2016, the FASB issued ASU No. 2016-07, "Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." ASU No. 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retrospectively. ASU No. 2016-07 will be effective prospectively for the Company for increases in the level of ownership interest or degree of influence that result in the adoption of the equity method that occur during or after the quarter ending December 31, 2017, with early adoption permitted. The impact of this guidance for the Company is dependent on any future increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires recognition of operating leases as lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. ASU No. 2016-02 will be effective retrospectively for the Company for the quarter ending December 31, 2019, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its combined financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities." ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016-01 will be effective prospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its combined financial statements.
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." ASU No. 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU No. 2015-11 will be effective retrospectively for the Company for the quarter ending December 31, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's combined financial statements.

Adient plc | 2016 Form 10-K | 57

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. ASU No. 2015-07 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company's combined financial statements but will impact pension asset disclosures.
In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. ASU No. 2015-03 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's combined financial statements.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU No. 2015-02 amends the analysis performed to determine whether a reporting entity should consolidate certain types of legal entities. ASU No. 2015-02 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its combined financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016 the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016 the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016 the FASB issued ASU No. 2016-12, ‘‘Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,’’which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. The Company is currently assessing the impact adoption of this guidance will have on its combined financial statements.

Note 2.	ACQUISITIONS AND DIVESTITURES

No material acquisitions or divestitures occurred during fiscal 2016.

During fiscal 2015, the Company completed three acquisitions, of which $18 million of the purchase price was paid as of September 30, 2015. The acquisitions in the aggregate were not material to the Company's combined financial statements. In connection with the acquisitions, the Company recorded goodwill of $9 million in the Interiors segment.

In the fourth quarter of fiscal 2015, the Company completed its global automotive interiors joint venture with Yanfeng Global Automotive Interior Systems Co., Ltd., or YFAI. In connection with the divestiture of the Interiors business, the Company recorded a $127 million gain, $20 million net of tax, and reduced goodwill in assets held for sale by $43 million.

Also during fiscal 2015, the Company completed a divestiture for a sales price of $18 million, which was received in the first quarter of fiscal 2016. The divestiture was not material to the Company's combined financial statements. In connection with the divestiture, the Company recorded a gain of $10 million and reduced goodwill by $4 million in the Seating segment.

During fiscal 2014, the Company completed an acquisition within the Seating segment for a purchase price, net of cash acquired, of $9 million, all of which was paid as of September 30, 2014. The acquisition was not material to the Company's combined financial statements. There was no change in goodwill as a result of this transaction.

In fiscal 2014, the Company completed the divestiture of the Interiors headliner and sun visor product lines. As part of this divestiture, the Company made a cash payment of $54 million to the buyer to fund future operational improvement initiatives. The Company recorded a pre-tax loss on divestiture, including transaction costs, of $95 million. The tax impact of the divestiture was income tax expense of $38 million due to the jurisdictional mix of gains and losses on the sale, which resulted in non-benefited losses in certain countries and taxable gains in other countries. There was no change in goodwill as a result of this transaction.

Also during fiscal 2014, the Company completed one additional divestiture for a sales price of $13 million, all of which was received as of September 30, 2014. The divestiture was not material to the Company's combined financial statements. In connection with the divestiture, the Company recorded a gain, net of transaction costs, of $9 million in the Interiors segment. There was no change in goodwill as a result of this transaction.

Adient plc | 2016 Form 10-K | 58

Note 3.	ASSETS AND LIABILITIES HELD FOR SALE

At September 30, 2015, $55 million of assets and $42 million of liabilities related to certain other product lines were classified as held for sale. These businesses did not meet the criteria to be classified as discontinued operations primarily due to the Company's continuing involvement in these operations following the divestiture. During the first quarter of fiscal 2016, these product lines no longer met the criteria to be classified as held for sale.

Note 4.	INVENTORIES

Inventories consisted of the following:

	September 30,
(in millions)	2016	2015
Raw materials and supplies	$502	$539
Work-in-process	35	40
Finished goods	123	122
Inventories	$660	$701

Note 5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,
(in millions)	2016	2015
Buildings and improvements	$1,311	$1,307
Machinery and equipment	4,415	4,342
Construction in progress	431	335
Land	159	155
Total property, plant and equipment	6,316	6,139
Less: accumulated depreciation	(4,121)	(4,000)
Property, plant and equipment - net	$2,195	$2,139

There were no material leased capital assets included in net property, plant and equipment at September 30, 2016. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $22 million, net of $40 million of amortization, at September 30, 2015.

As of September 30, 2016, the Company is the lessor of properties included in land for $20 million, gross building and improvements for $187 million and accumulated depreciation of $126 million. As of September 30, 2015, the Company is the lessor of properties included in land for $13 million, gross building and improvements for $177 million and accumulated depreciation of $131 million.

Note 6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill in each of the Company's reporting segments for the years ended September 30, 2016 and 2015 are as follows:

(in millions)	September 30, 2014	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2015
Goodwill
Seating	$2,334	$—	$(4)	$(170)	$2,160
Interiors	—	9	(9)	—	—
Total	$2,334	$9	$(13)	$(170)	$2,160

(in millions)	September 30, 2015	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2016
Goodwill
Seating	$2,160	$—	$—	$19	$2,179

Adient plc | 2016 Form 10-K | 59

The Company's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	September 30, 2016			September 30, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$28	$(13)	$15	$27	$(11)	$16
Customer relationships	100	(48)	52	100	(38)	62
Trademarks	56	(19)	37	56	(15)	41
Miscellaneous	15	(6)	9	15	(5)	10
Total intangible assets	$199	$(86)	$113	$198	$(69)	$129

Amortization of other intangible assets for the fiscal years ended September 30, 2016, 2015 and 2014 was $17 million, $18 million and $22 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2017, 2018, 2019, 2020 and 2021 will be approximately $17 million, $17 million, $17 million, $16 million and $15 million, respectively.

Note 7.	PRODUCT WARRANTIES

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate for future warranty-related costs based on actual historical return rates and other known factors. Based on analysis of return rates and other factors, the Company's warranty provisions are adjusted as necessary. The Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates. The Company's product warranty liability is recorded in the combined statements of financial position in other current liabilities.
The changes in the carrying amount of the Company's total product warranty liability are as follows:

	Year Ended September 30,
(in millions)	2016	2015
Balance at beginning of period	$12	$19
Accruals for warranties issued during the period	9	6
Changes in accruals related to pre-existing warranties (including changes in estimates)	(5)	(5)
Settlements made (in cash or in kind) during the period	(4)	(7)
Currency translation	1	(1)
Balance at end of period	$13	$12

Note 8.	LEASES

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property.

Certain facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for the fiscal years ended September 30, 2016, 2015 and 2014 was $120 million, $171 million and $205 million, respectively.

Adient plc | 2016 Form 10-K | 60

Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2016 are as follows:

(in millions)	Capital Leases	Operating Leases
2017	$1	$84
2018	1	65
2019	1	50
2020	—	41
2021	—	35
After 2021	—	54
Total minimum lease payments	3	$329
Interest	(1)
Present value of net minimum lease payments	$2

Note 9.	DEBT AND FINANCING ARRANGEMENTS

Long-term debt consisted of the following:

	September 30,
(in millions)	2016	2015
Term Loan A - LIBOR plus 1.50% due in 2021	$1,500	$—
4.875% Notes due in 2026	900	—
3.50% Notes due in 2024	1,119	—
Capital lease obligations	2	25
Other	2	17
Gross long-term debt	3,523	42
Less: current portion	38	7
Net long-term debt	$3,485	$35
Credit Facilities: On July 27, 2016, Adient Global Holdings Ltd ("AGH"), a wholly owned subsidiary of Adient, entered into credit facilities providing for commitments with respect to a $1.5 billion revolving credit facility and a $1.5 billion Term Loan A facility. The credit facilities mature on July 27, 2021. Commencing March 31, 2017 until the Term Loan A maturity date, amortization of the funded Term Loan A shall be required in an amount per quarter equal to 0.625% of the original principal amount in the first year following the closing date of the credit facilities (July 27, 2016, "the Closing Date"), 1.25% in each quarter of the second and third years following the Closing Date, and 2.50% in each quarter thereafter prior to final maturity. Following the separation, the credit facility contains covenants that include, among other things and subject to certain significant exceptions, restrictions on Adient's ability to declare or pay dividends, make certain payments in respect of the notes, create liens, incur additional indebtedness, make investments, engage in transactions with affiliates, enter into agreements restricting Adient's subsidiaries' ability to pay dividends, dispose of assets and merge or consolidate with any other person. In addition, the credit facilities contain a financial maintenance covenant requiring Adient to maintain a total net leverage ratio equal to or less than 3.5x adjusted EBITDA, calculated on a quarterly basis. The Term Loan A Facility also requires mandatory prepayments in connection with certain non-ordinary course asset sales and insurance recovery and condemnation events, among other things, and subject in each case to certain significant exceptions.
The full amount of the Term Loan A facility and $750 million of the revolving credit facility was available to AGH prior to the separation. Following the separation, the full amount of the revolving credit facility is available and the drawn portion will bear interest based on LIBOR plus a margin between 1.25%-2.25%, based on Adient's total net leverage ratio. Following the separation and the satisfaction of certain other conditions, AGH will pay a commitment fee on the unused portion of the commitments under the revolving credit facility based on the total net leverage ratio of Adient, ranging from 0.15% to 0.35%. No amounts were outstanding under the revolving credit facility at September 30, 2016.
Senior Unsecured Notes: On August 19, 2016, AGH issued $0.9 billion aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 and €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024, in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. Subsequent to September 30, 2016, the proceeds of the notes were used, together with borrowings from the new credit facilities, to pay a distribution of approximately $3.0 billion to JCI with the remaining proceeds to be used for working capital and general corporate purposes.

Adient plc | 2016 Form 10-K | 61

Short-term debt consisted of the following:

	September 30,
(in millions)	2016	2015
Bank borrowings and commercial paper	$41	$17
Weighted average interest rate on short-term debt outstanding(1)	5.9%	13.7%
(1) The weighted average interest rates on short-term debt varies based on levels of debt maintained in various jurisdictions.

Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2016, 2015 and 2014 was $5 million, $10 million and $13 million, respectively.

Net Financing Charges

The Company's net financing charges line item in the combined statements of income contained the following components:

	Year Ended September 30,
(in millions)	2016	2015	2014
Interest expense	$20	$11	$14
Banking fees	4	2	3
Interest income	(2)	(1)	(2)
Net financing charges	$22	$12	$15

Note 10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Parent selectively uses derivative instruments to reduce Adient's market risk associated with changes in foreign currency. Under the Parent's policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Parent to manage Adient's risk is included in the following paragraphs. In addition, refer to Note 11, "Fair Value Measurements," of the notes to combined financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

The Company has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. The Parent primarily uses foreign currency exchange contracts to hedge certain of Adient's foreign exchange rate exposures. The Parent hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures.

The Parent had entered into cross-currency interest rate swaps to selectively hedge portions of Adient's net investment in Japan. The currency effects of the cross-currency interest rate swaps were reflected in the AOCI account within invested equity attributable to Adient where they offset gains and losses recorded on the Company's net investment in Japan. The Parent had no cross-currency interest rate swaps outstanding for Adient at September 30, 2016. At September 30, 2015, the Parent had four cross-currency interest rate swaps outstanding for Adient totaling ¥20 billion.
At September 30, 2016, the Parent had a €1.0 billion bond designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of its euro denominated bonds are reflected in the accumulated other comprehensive income account within invested equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company's combined statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Other current assets
Foreign currency exchange derivatives	$9	$5	$40	$41
Cross-currency interest rate swaps	—	5	—	—
Total assets	$9	$10	$40	$41

Other current liabilities
Foreign currency exchange derivatives	$31	$27	$8	$17
Cross-currency interest rate swaps	—	1	—	—
Total liabilities	$31	$28	$8	$17

Adient plc | 2016 Form 10-K | 62

The Parent enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the combined statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of September 30, 2016 and September 30, 2015, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative assets and liabilities are as follows:

	Fair Value of Assets		Fair Value of Liabilities
(in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Gross amount recognized	$49	$51	$39	$45
Gross amount eligible for offsetting	(1)	(2)	(1)	(2)
Net amount	$48	$49	$38	$43

The following table presents the effective portion of pretax gains recorded in other comprehensive income related to cash flow hedges:

(in millions)	Year Ended September 30,
	September 30, 2016	September 30, 2015
Foreign currency exchange derivatives	$34	$8

The following table presents the location and amount of the effective portion of pretax gains on cash flow hedges reclassified from AOCI into the Company's combined statements of income:

(in millions)		Year Ended September 30,
		2016	2015
Foreign currency exchange derivatives	Cost of sales	$31	$22

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in the Company's combined statements of income:

(in millions)		Year Ended September 30,
		2016	2015	2014
Foreign currency exchange derivatives	Cost of sales	$10	$1	$3
Foreign currency exchange derivatives	Net financing charges	(3)	14	5
Total		$7	$15	$8

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $(24) million and $16 million at September 30, 2016 and 2015, respectively. For the years ended September 30, 2016 and 2015, no gains or losses were reclassified from CTA into income for the Company's outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

Note 11.	FAIR VALUE MEASUREMENTS

ASC 820, "Fair Value Measurement," defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:

Level 1: Observable inputs such as quoted prices in active markets;
Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs where there is little or no market data, which requires the reporting entity to develop its own assumptions.
ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Adient plc | 2016 Form 10-K | 63

Recurring Fair Value Measurements

The following tables present the Company's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$49	$—	$49	$—
Total assets	$49	$—	$49	$—
Other current liabilities
Foreign currency exchange derivatives	$39	$—	$39	$—
Total liabilities	$39	$—	$39	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$46	$—	$46	$—
Cross-currency interest rate swaps	5	—	5	—
Total assets	$51	$—	$51	$—
Other current liabilities
Foreign currency exchange derivatives	$44	$—	$44	$—
Cross-currency interest rate swaps	1	—	1	—
Total liabilities	$45	$—	$45	$—

Valuation Methods
Foreign currency exchange derivatives The Parent selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, "Derivatives and Hedging," the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the combined statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2016 and 2015. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the combined statements of income.
Cross-currency interest rate swaps The Parent had entered into cross-currency interest rate swaps to selectively hedge portions of Adient's net investment in Japan. The cross-currency interest rate swaps were valued using observable market data. Changes in the market value of the swaps were reflected in the CTA component of AOCI where they offset gains and losses recorded on the Company's net investment in Japan. The Parent had no cross-currency interest rate swaps outstanding for Adient at September 30, 2016. At September 30, 2015, the Parent had four cross-currency interest rate swaps outstanding for Adient totaling ¥20 billion.
Investments in marketable common stock The Company invested in certain marketable common stock, which was valued under a market approach using publicized share prices. There were no investments in marketable common stock as of September 30, 2016 and 2015. During fiscal 2014, the Company sold certain marketable common stock for approximately $25 million. As a result, the Company recorded $8 million of realized gains within selling, general and administrative expenses in the Seating segment.

Note 12.	STOCK-BASED COMPENSATION
On September 2, 2016, Johnson Controls adopted the Johnson Controls International plc 2012 Share and Incentive Plan (the "Plan"). The original effective date of this Plan was October 1, 2012. The Plan was amended and restated as of November 17, 2014 and was amended and restated again in connection with the Merger on September 2, 2016 (the "Amendment Effective Date"). The amendment and restatement is intended to reflect the assumption into this Plan of the remaining share reserves under the Johnson Controls, Inc. 2012 Omnibus Incentive Plan and the Johnson Controls, Inc. 2003 Stock Plan for Outside Directors (the "Legacy Johnson Controls Plans") as of the Amendment Effective Date. Following the Amendment Effective Date, no further awards may be made under the Legacy Johnson Controls Plans. The types of awards authorized by the Plan are comprised of stock options, stock appreciation rights, performance shares, performance units and other stock-based

Adient plc | 2016 Form 10-K | 64

awards. The Compensation Committee of Johnson Controls determines the types of awards to be granted to individual participants and the terms and conditions of the awards. The Plan provides that 76 million shares of Johnson Controls ordinary shares are reserved for issuance under the Plan, and 46 million shares remained available for issuance at September 30, 2016.
Prior to separation, Adient employees participated in the Plan. In conjunction with the separation, the Company adopted the Adient plc 2016 Omnibus Incentive Plan and the Adient plc 2016 Director Share Plan, which provides for the assumption of certain awards granted under the Adient incentive stock program and authorizes the grant of several different forms of benefits including nonqualified stock options, stock appreciation rights, performance shares, performance units and restricted stock units (RSUs). The Adient plc 2016 Omnibus Incentive Plan and Adient plc 2016 Director Share Plan initially reserved 6 million and 0.2 million ordinary shares for issuance with respect to awards for participants, respectively.
The following disclosures represent the portion of Johnson Controls International plc 2012 Share and Incentive Plan in which Adient employees participated. All awards granted under the program consisted of Johnson Controls International plc ordinary shares. As such, all related equity account balances are reflected in JCI's consolidated statements of stockholders' equity and have not been reflected in Adient's combined financial statements. Adient's combined statements of income reflect compensation expense for these stock-based awards associated with the portion of JCI's incentive stock program in which Adient employees participated; accordingly, the amounts presented are not necessarily indicative of future performance and do not necessarily reflect the results that Adient would have experienced as an independent, publicly-traded company for the periods presented.
The equity award amounts presented below have not been converted to reflect the separation from JCI. Upon the separation on October 31, 2016, holders of JCI stock options and RSUs generally received one Adient stock-based award for each ten JCI stock-based award outstanding. The adjustment of the JCI stock options and RSUs into both JCI and Adient stock-based awards after separation was designed to generally preserve the intrinsic value and the fair value of the award immediately prior to separation. The per share data presented has not been adjusted to reflect the impact of the separation.
The stock-based compensation cost for Adient employees who participate in the JCI plans, excluding the offsetting impact of outstanding JCI equity swaps, was $28 million, $16 million and $19 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The total income tax benefit recognized in the combined statements of income for share-based compensation arrangements was $11 million, $6 million and $7 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. JCI applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. The amounts presented are based on the awards and terms previously granted to Adient employees. The beginning balances in the tables below have been adjusted to reflect awards related to Adient corporate employees.
Stock Options

Stock options are granted to eligible employees with an exercise price equal to the market price of JCI's stock at the date of grant. Stock option awards typically vest between two and three years after the grant date and expire ten years from the grant date.

The fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of JCI's stock and other factors. JCI uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Year Ended September 30,
	2016	2015	2014
Expected life of option (years)	6.4	6.6	6.7
Risk-free interest rate	1.64%	1.61% - 1.93%	1.92%
Expected volatility of JCI's stock	36.00%	36.00%	36.00%
Expected dividend yield on JCI's stock	2.11%	2.02%	2.17%

Adient plc | 2016 Form 10-K | 65

A summary of stock option activity at September 30, 2016, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2015	$30.94	2,397,641
Granted	43.86	184,407
Exercised	26.55	(241,315)
Forfeited or expired	29.66	(4,705)
Outstanding, September 30, 2016	$32.42	2,336,028	4.8	$34
Exercisable, September 30, 2016	$29.54	1,964,247	4.1	$33

The weighted-average grant-date fair value of options granted to Adient employees during the fiscal years ended September 30, 2016, 2015 and 2014 was $13.15, $15.53 and $14.70, respectively.

The total intrinsic value of options exercised by Adient employees during the fiscal years ended September 30, 2016, 2015 and 2014 was approximately $4 million, $30 million and $30 million, respectively.

In conjunction with the exercise of stock options granted, the Parent received cash payments for the fiscal years ended September 30, 2016, 2015 and 2014 of approximately $6 million, $42 million and $38 million, respectively.

At September 30, 2016, the Company had approximately $1 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Stock Appreciation Rights

SARs vest under the same terms and conditions as stock option awards; however, they are settled in cash for the difference between the market price on the date of exercise and the exercise price. As a result, SARs are recorded in the Company's combined statements of financial position as a liability until the date of exercise.

The fair value of each SAR award is estimated using a similar method described for stock options. The fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value.

The assumptions used by JCI to determine the fair value of the SAR awards at September 30, 2016 are as follows:

Expected life of SAR (years)	0.50 - 4.20
Risk-free interest rate	0.45% - 1.04%
Expected volatility of JCI's stock	36.00%
Expected dividend yield on JCI's stock	2.11%

A summary of SAR activity at September 30, 2016, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2015	$29.48	821,111
Granted	43.86	33,458
Exercised	26.03	(199,875)
Forfeited or expired	—	—
Outstanding, September 30, 2016	$31.26	654,694	4.6	$10
Exercisable, September 30, 2016	$29.61	590,744	4.2	$10

In conjunction with the exercise of SARs granted to Adient employees, the Parent made payments of $4 million, $7 million and $7 million during the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Adient plc | 2016 Form 10-K | 66

Restricted (Nonvested) Stock

The Plan provides for the award of restricted stock or restricted stock units to certain employees. These awards are typically share settled unless the employee is a non-U.S. employee or elects to defer settlement until retirement at which point the award would be settled in cash. Restricted awards typically vest after three years from the grant date. The Plan allows for different vesting terms on specific grants with approval by JCI's Board of Directors.

A summary of the status of nonvested restricted stock awards at September 30, 2016, and changes for the fiscal year then ended, for Adient employees is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Nonvested, September 30, 2015	$45.93	578,570
Granted	44.07	650,540
Converted performance share awards(1)	49.54	158,256
Vested	26.70	(66,918)
Forfeited	—	—
Nonvested, September 30, 2016	$46.42	1,320,448
(1) As of the Amendment Effective Date, performance share awards were converted to nonvested restricted stock based on certain performance factors.

At September 30, 2016, the Company had approximately $19 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Performance Share Awards

The Plan permits the grant of performance-based share unit ("PSU") awards. The number of PSUs granted is equal to the PSU award value divided by the closing price of a JCI ordinary share at the grant date. The PSUs are generally contingent on the achievement of pre-determined performance goals over a three-year performance period as well as on the award holder's continuous employment until the vesting date. Each PSU that is earned will be settled with an ordinary share of JCI following the completion of the performance period, unless the award holder elected to defer a portion or all of the award until retirement, which would then be settled in cash.

A summary of the status of the Company's nonvested PSUs at September 30, 2016, and changes for the fiscal year then ended, for Adient employees is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Nonvested, September 30, 2015	$42.72	125,027
Granted	—	—
Vested	30.73	(45,300)
Forfeited	—	—
Nonvested, September 2, 2016	$49.53	79,727
Conversion to nonvested restricted stock (1)	49.53	(79,727)
Nonvested, September 30, 2016	$—	—
(1) As of the Amendment Effective Date, PSUs were converted to nonvested restricted stock.

Adient plc | 2016 Form 10-K | 67

Note 13.	EQUITY AND NONCONTROLLING INTERESTS

The following schedules present changes in combined equity attributable to Adient and noncontrolling interests:

(in millions, net of tax)	Equity Attributable to Adient	Equity Attributable to Noncontrolling Interests	Total Invested Equity
At September 30, 2013	$5,582	$156	$5,738
Total comprehensive income (loss):
Net income	307	53	360
Foreign currency translation adjustments	(253)	—	(253)
Realized and unrealized gains (losses) on derivatives	1	—	1
Realized and unrealized gains (losses) on marketable common stock	(7)	—	(7)
Pension and postretirement plans	1	—	1
Other comprehensive income (loss)	(258)	—	(258)
Comprehensive income (loss)	49	53	102
Other change in equity:
Dividends attributable to noncontrolling interests	—	(41)	(41)
Change in Parent's net investment	(178)	—	(178)
Change in noncontrolling interest share	—	(3)	(3)
Other	—	(6)	(6)
At September 30, 2014	$5,453	$159	$5,612
Total comprehensive income (loss):
Net income	475	50	525
Foreign currency translation adjustments	(512)	(5)	(517)
Realized and unrealized gains (losses) on derivatives	(11)	—	(11)
Other comprehensive income (loss)	(523)	(5)	(528)
Comprehensive income (loss)	(48)	45	(3)
Other change in equity:
Dividends attributable to noncontrolling interests	—	(34)	(34)
Change in Parent's net investment	221	—	221
Other	—	(29)	(29)
At September 30, 2015	$5,626	$141	$5,767
Total comprehensive income (loss):
Net income (loss)	(1,533)	59	(1,474)
Foreign currency translation adjustments	(31)	(6)	(37)
Realized and unrealized gains (losses) on derivatives	3	—	3
Pension and postretirement plans	(1)	—	(1)
Other comprehensive income (loss)	(29)	(6)	(35)
Comprehensive income (loss)	(1,562)	53	(1,509)
Other change in equity:
Dividends attributable to noncontrolling interests	—	(65)	(65)
Change in noncontrolling interest share	—	2	2
Change in Parent's net investment	146	—	146
At September 30, 2016	$4,210	$131	$4,341

The Company consolidates certain subsidiaries in which the noncontrolling interest party has within their control the right to require the Company to redeem all or a portion of its interest in the subsidiary. These redeemable noncontrolling interests are reported at their estimated redemption value. Any adjustment to the redemption value impacts retained earnings but does not impact net income. Redeemable noncontrolling interests which are redeemable only upon future events, the occurrence of which is not currently probable, are recorded at carrying value.

Adient plc | 2016 Form 10-K | 68

The following schedules present changes in the redeemable noncontrolling interests:

	Year Ended September 30,
(in millions)	2016	2015	2014
Beginning balance	$31	$27	$11
Net income	25	16	14
Foreign currency translation adjustments	1	(3)	—
Dividends	(23)	(9)	(4)
Other	—	—	6
Ending balance	$34	$31	$27

The following schedules present changes in AOCI attributable to Adient:

	Year Ended September 30,
(in millions, net of tax)	2016	2015	2014
Foreign currency translation adjustments
Balance at beginning of period	$(229)	$283	$536
Aggregate adjustment for the period (net of tax effect of $(28), $9 and $8)	(31)	(512)	(253)
Balance at end of period	(260)	(229)	283
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(17)	(6)	(7)
Current period changes in fair value (net of tax effect of $10, $1 and $2)	26	5	7
Reclassification to income (net of tax effect of $(8), $(6) and $(3)) *	(23)	(16)	(6)
Balance at end of period	(14)	(17)	(6)
Realize and unrealized gains (losses) on marketable common stock
Balance at beginning of period	—	—	7
Current period changes in fair value (net of tax effect of $0)	—	—	(1)
Reclassifications to income (net of tax effect of $0, $0 and $(2)) **	—	—	(6)
Balance at end of period	—	—	—
Pension and postretirement plans
Balance at beginning of period	(1)	(1)	(2)
Reclassifications to income (net of tax effect of $0)	(1)	—	1
Balance at end of period	(2)	(1)	(1)
Accumulated other comprehensive income (loss), end of period	$(276)	$(247)	$276
* Refer to Note 10, "Derivative Instruments and Hedging Activities," of the notes to combined financial statements for disclosure of the line items on the combined statements of income affected by reclassifications from AOCI into income related to derivatives.
** Refer to Note 11, "Fair Value Measurements," of the notes to combined financial statements for disclosure of the line item on the combined statements of income affected by reclassifications from AOCI into income related to marketable common stock.

Note 14.	RETIREMENT PLANS

Participation in Parent Pension and Other Postemployment Benefit Plans

JCI provides defined benefit pension, postretirement health care and defined contribution benefits to its eligible employees and retirees, including eligible employees and retirees of Adient. These liabilities are not reflected in the combined statements of financial position. Effective October 31, 2016, in connection with the separation of Adient from JCI, Adient will record the net benefit plan obligations transferred from JCI. Adient's combined statements of earnings included expense allocations for these benefits. These expenses were funded through intercompany transactions with JCI which are reflected within net parent company investment in Adient.

The combined statements of income include expense allocations for these benefits which were determined using a proportional allocation based on headcount and payroll expense for the Company's employees. Management considers the expense allocation methodology and results to be reasonable for all periods presented. Total Parent benefit plan net expense allocated to Adient amounted to $21 million, $32 million and $45 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. These costs are reflected in cost of sales and selling, general and administrative expenses. These costs were funded through intercompany transactions with Parent which are now reflected within the net parent investment equity balance.

Adient plc | 2016 Form 10-K | 69

Parent Defined Benefit Pension Plans

Certain retired U.S. and Japanese employees of Adient receive defined benefit pension benefits through various Parent pension plans. Eligible active employees will also receive defined benefit pension benefits through various Parent pension plans in both the United States and Japan upon retirement. Allocated expense (income) in connection with these plans amounted to $(24) million, $(19) million and $6 million for the fiscal years 2016, 2015 and 2014, respectively.

Parent Other Postemployment Benefit Plans

Certain retired U.S. and Canadian employees of Adient receive health care and other benefits through various Parent postretirement health care benefit plans. Eligible active employees will also receive postretirement health care benefits through various Parent postretirement plans in both the United States and Canada upon retirement. Allocated expense in connection with these plans was not significant for the fiscal years 2016, 2015 and 2014, respectively.

Parent Savings and Investment Plans

JCI sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, JCI will contribute to certain savings plans based on the employees' eligible pay and/or will match a percentage of the employee contributions up to certain limits. Allocated expense in connection with these plans amounted to $45 million, $51 million and $39 million for the fiscal years 2016, 2015 and 2014, respectively.

Pension Benefits

The Company has non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The benefits provided are primarily based on years of service and average compensation or a monthly retirement benefit amount. Funding for non-U.S. plans observes the local legal and regulatory limits. Funding for U.S. pension plans equals or exceeds the minimum requirements of the Employee Retirement Income Security Act of 1974.

For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $495 million, $519 million and $331 million, respectively, as of September 30, 2016 and $403 million, $383 million and $287 million, respectively, as of September 30, 2015.

In fiscal 2016, total Adient contributions to the defined benefit pension plans were $35 million, of which $12 million were voluntary contributions made by the Company. Contributions of approximately $22 million in cash to its defined benefit pension plans are expected in fiscal 2017. Projected benefit payments from the plans as of September 30, 2016 are estimated as follows (in millions):

2017	$22
2018	21
2019	22
2020	23
2021	23
2022-2026	137

Postretirement Benefits

The Company provides certain health care and life insurance benefits for eligible retirees and their dependents primarily in the U.S. and Canada. Most non-U.S. employees are covered by government sponsored programs, and the cost to the Company is not significant.

Eligibility for coverage is based on meeting certain years of service and retirement age qualifications. These benefits may be subject to deductibles, co-payment provisions and other limitations, and the Company has reserved the right to modify these benefits.

The health care cost trend assumption does not have a significant effect on the amounts reported.

In fiscal 2016, total employer and employee contributions to the postretirement plans were $1 million. The Company does not expect to make any significant contributions to its postretirement plans in fiscal year 2017. Projected benefit payments from the plans as of September 30, 2016 are estimated as follows (in millions):

2017	$1
2018	1
2019	1
2020	1
2021	1
2022-2026	6

Adient plc | 2016 Form 10-K | 70

In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) for employers sponsoring postretirement care plans that provide prescription drug benefits. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D.1. Under the Act, the Medicare subsidy amount is received directly by the plan sponsor and not the related plan. Further, the plan sponsor is not required to use the subsidy amount to fund postretirement benefits and may use the subsidy for any valid business purpose. Projected subsidy receipts for each of the next ten years are not expected to be significant.

Plan Assets

The Company's investment policies employ an approach whereby a mix of equities, fixed income and alternative investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed income investments. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value and small to large capitalizations. Fixed income investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased and a target duration close to that of the plan liability. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The majority of the real estate component of the portfolio is invested in a diversified portfolio of high-quality, operating properties with cash yields greater than the targeted appreciation. Investments in other alternative asset classes, including hedge funds and commodities, diversify the expected investment returns relative to the equity and fixed income investments. As a result of the Company's diversification strategies, there are no significant concentrations of risk within the portfolio of investments.

The Company's actual asset allocations are in line with target allocations. The Company rebalances asset allocations as appropriate, in order to stay within a range of allocation for each asset category.

The expected return on plan assets is based on the Company's expectation of the long-term average rate of return of the capital markets in which the plans invest. The average market returns are adjusted, where appropriate, for active asset management returns. The expected return reflects the investment policy target asset mix and considers the historical returns earned for each asset category.

The Company's plan assets by asset category, are as follows:

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension
Cash	$13	$13	$—	$—
Equity Securities
Large-Cap	38	38	—	—
Small-Cap	1	1	—	—
International - Developed	45	45	—	—
International - Emerging	7	7	—	—
Fixed Income Securities
Government	172	121	51	—
Corporate/Other	90	74	16	—
Hedge Fund	65	—	65	—
Real Estate	26	—	—	26
Total	$457	$299	$132	$26
Postretirement:
Equity Securities
Large-Cap	$2	$2	$—	$—
Small-Cap	1	1	—	—
International - Developed	1	1	—	—
International - Emerging	1	1	—	—
Fixed Income Securities
Government	1	1	—	—
Corporate/Other	4	4	—	—
Commodities	1	1	—	—
Real Estate	1	1	—	—
Total	$12	$12	$—	$—

Adient plc | 2016 Form 10-K | 71

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension:
Cash	$27	$27	$—	$—
Equity Securities
Large-Cap	32	32	—	—
Small-Cap	1	1	—	—
International - Developed	42	42	—	—
International - Emerging	7	7	—	—
Fixed Income Securities
Government	147	102	45	—
Corporate/Other	77	61	16	—
Hedge Fund	64	—	64	—
Real Estate	24	—	—	24
Total	$421	$272	$125	$24
Postretirement:
Cash	$1	$1	$—	$—
Equity Securities
Large-Cap	2	2	—	—
Small-Cap	1	1	—	—
International - Developed	1	1	—	—
International - Emerging	1	1	—	—
Fixed Income Securities
Government	1	1	—	—
Corporate/Other	4	4	—	—
Commodities	1	1	—	—
Real Estate	1	1	—	—
Total	$13	$13	$—	$—

The following is a description of the valuation methodologies used for assets measured at fair value.

Cash: The fair value of cash is valued at cost.

Equity Securities: The fair value of equity securities is determined by direct quoted market prices. The underlying holdings are direct quoted market prices on regulated financial exchanges.

Fixed Income Securities: The fair value of fixed income securities is determined by direct or indirect quoted market prices. If indirect quoted market prices are utilized, the value of assets held in separate accounts is not published, but the investment managers report daily the underlying holdings. The underlying holdings are direct quoted market prices on regulated financial exchanges.

Commodities: The fair value of the commodities is determined by quoted market prices of the underlying holdings on regulated financial exchanges.

Hedge Funds: The fair value of hedge funds is accounted for by the custodian. The custodian obtains valuations from underlying managers based on market quotes for the most liquid assets and alternative methods for assets that do not have sufficient trading activity to derive prices. The Company and custodian review the methods used by the underlying managers to value the assets. The Company believes this is an appropriate methodology to obtain the fair value of these assets.

Real Estate: The fair value of Real Estate Investment Trusts (REITs) is recorded as Level 1 as these securities are traded on an open exchange. The fair value of other investments in real estate is deemed Level 3 since these investments do not have a readily determinable fair value and requires the fund managers independently to arrive at fair value by calculating net asset value (NAV) per share. In order to calculate NAV per share, the fund managers value the real estate investments using any one, or a combination of, the following methods: independent third party appraisals, discounted cash flow analysis of net cash flows projected to be generated by the investment and recent sales of comparable investments. Assumptions used to revalue the properties are updated every quarter. Due to the fact that the fund managers calculate NAV per share, the Company utilizes a practical expedient for measuring the fair value of its Level 3 real-estate investments, as provided for under ASC 820, "Fair Value Measurement." In applying the practical expedient, the Company is not required to further adjust the NAV provided by the fund manager

Adient plc | 2016 Form 10-K | 72

in order to determine the fair value of its investment as the NAV per share is calculated in a manner consistent with the measurement principles of ASC 946, "Financial Services - Investment Companies," and as of the Company's measurement date. The Company believes this is an appropriate methodology to obtain the fair value of these assets. For the component of the real estate portfolio under development, the investments are carried at cost until they are completed and valued by a third party appraiser.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following sets forth a summary of changes in the fair value of pension assets measured using significant unobservable inputs (Level 3):

(in millions)	Real Estate
Pension
Asset value as of September 30, 2014	$12
Additions net of redemptions	14
Unrealized loss	(2)
Asset value as of September 30, 2015	$24
Unrealized gain	2
Asset value as of September 30, 2016	$26

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status:

	Pension Benefits		Postretirement Benefits
(in millions)	2016	2015	2016	2015
Accumulated Benefit Obligation	$613	$506	$—	$—
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$527	$594	$15	$18
Service cost	8	10	—	1
Interest cost	16	19	—	1
Plan participant contributions	—	—	1	1
Divestitures	—	(16)	—	—
Actuarial (gain) loss	132	—	2	(1)
Amendments made during the year	—	1	—	—
Benefits and settlements paid	(30)	(20)	(2)	(2)
Other	14	—	—	(3)
Currency translation adjustment	(30)	(61)	—	—
Projected benefit obligation at end of year	$637	$527	$16	$15
Change in Plan Assets:
Fair value of plan assets at beginning of year	$421	$453	$13	$14
Actual return on plan assets	44	15	1	—
Divestitures	—	(8)	—	—
Employer and employee contributions	35	25	1	1
Benefits and settlements paid	(30)	(20)	(2)	(2)
Other	16	—	(1)	—
Currency translation adjustment	(29)	(44)	—	—
Fair value of plan assets at end of year	$457	$421	$12	$13
Funded status	$(180)	$(106)	$(4)	$(2)
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$8	$11	$—	$—
Accrued benefit liability	(188)	(117)	(4)	(2)
Net amount recognized	$(180)	$(106)	$(4)	$(2)

Adient plc | 2016 Form 10-K | 73

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015	2016	2015
Weighted Average Assumptions (1):
Discount rate (2)	3.70%	4.40%	2.10%	3.40%	3.25%	3.80%
Rate of compensation increase	3.20%	3.25%	4.00%	3.00%	NA	NA
(1) Plan assets and obligations are determined based on a September 30 measurement date.

(2) The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates.

At September 30, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits for plans that utilize a yield curve approach. This change compared to the previous method will result in different service and interest components of net periodic benefit cost (credit) in future periods. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations or annual net periodic benefit cost (credit) as the change in the service and interest costs is completely offset in the net actuarial (gain) loss reported. The change in the service and interest costs going forward is not expected to be significant. The Company has accounted for this change as a change in accounting estimate.

Accumulated Other Comprehensive Income

The amounts in AOCI on the combined statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2016 and 2015 were $2 million and $1 million, respectively, related to pension benefits and are not significant related to postretirement benefits.

The amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year for pension and postretirement benefits are not significant.

Net Periodic Benefit Cost

The table that follows contains the components of net periodic benefit cost:

	Pension Benefits			Postretirement Benefits
(in millions)	2016	2015	2014	2016	2015	2014
Components of Net Periodic Benefit Cost (Credit):
Service cost	$8	$10	$11	$—	$1	$1
Interest cost	16	19	22	—	1	1
Expected return on plan assets	(22)	(21)	(21)	—	(1)	(1)
Net actuarial (gain) loss	109	6	58	1	—	(8)
Settlement loss	1	—	—	—	—	—
Net periodic benefit cost (credit)	$112	$14	$70	$1	$1	$(7)

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Expense Assumptions:
Discount rate	4.40%	4.35%	4.90%	3.40%	3.50%	4.20%	3.80%	4.35%	4.90%
Expected return on plan assets	7.50%	7.50%	8.00%	4.45%	5.40%	5.85%	3.80%	4.00%	4.00%
Rate of compensation increase	3.25%	3.25%	3.30%	3.00%	3.00%	2.80%	NA	NA	NA

Adient plc | 2016 Form 10-K | 74

Note 15.	SIGNIFICANT RESTRUCTURING AND IMPAIRMENT COSTS

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company commits to restructuring plans as necessary.

In fiscal 2016, the Company committed to a significant restructuring plan (2016 Plan) and recorded $332 million of restructuring and impairment costs in the combined statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives. The costs consist primarily of workforce reductions, plant closures, asset impairments, and changes in estimates to prior year plans. Of the restructuring and impairment costs recorded, $315 million relates to the Seating segment and $17 million relates to the Interiors segment. The asset impairment charge recorded during fiscal 2016 relates primarily to information technology assets within the Seating segment that will not be used going forward by the Company. The other charges recorded in fiscal 2016 of $22 million relate primarily to restructuring costs at one of the Company's joint ventures which the Parent has indemnified. The restructuring actions are expected to be substantially complete in 2017.

The following table summarizes the changes in the Company's 2016 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total
Original Reserve	$223	$87	$22	$—	$332
Utilized—cash	(29)	—	(1)	—	(30)
Utilized—noncash	—	(87)	—	(2)	(89)
Balance at September 30, 2016	$194	$—	$21	$(2)	$213

In fiscal 2015, the Company committed to a significant restructuring plan (2015 Plan) and recorded $182 million of restructuring and impairment costs in the combined statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives. The costs consist primarily of workforce reductions, plant closures and asset impairments. The restructuring and impairment costs related to the Seating segment. The restructuring actions are expected to be substantially complete in fiscal 2017.

The following table summarizes the changes in the Company's 2015 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Currency Translation	Total
Original Reserve	$155	$27	$—	$182
Utilized—cash	(1)	—	—	(1)
Utilized—noncash	—	(27)	—	(27)
Balance at September 30, 2015	154	—	—	154
Utilized—cash	(41)	—	—	(41)
Utilized—noncash	—	—	(1)	(1)
Balance at September 30, 2016	$113	$—	$(1)	$112

In fiscal 2014, the Company committed to a significant restructuring plan (2014 Plan) and recorded $158 million of restructuring and impairment costs in the combined statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related primarily to cost reduction initiatives and included workforce reductions, plant closures, and asset and goodwill impairments. Of the restructuring and impairment costs recorded, $129 million related to the Interiors segment and $29 million related to the Seating segment. The restructuring actions are substantially complete.

Adient plc | 2016 Form 10-K | 75

The following table summarizes the changes in the Company's 2014 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Currency Translation	Total
Original Reserve	$106	$52	$—	$158
Utilized—noncash	—	(52)	(5)	(57)
Balance at September 30, 2014	106	—	(5)	101
Utilized—cash	(24)	—	—	(24)
Utilized—noncash	—	—	(9)	(9)
Balance at September 30, 2015	82	—	(14)	68
Utilized—cash	(56)	—	—	(56)
Utilized—noncash	—	—	(1)	(1)
Balance at September 30, 2016	$26	$—	$(15)	$11

In fiscal 2013, the Company committed to a significant restructuring plan (2013 Plan) and recorded $280 million of restructuring and impairment costs in the combined statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives and included workforce reductions, plant closures, and asset and goodwill impairments. Of the restructuring and impairment costs recorded, $152 million related to the Seating segment and $128 million related to the Interiors segment. The restructuring actions are substantially complete.

The following table summarizes the changes in the Company's 2013 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total
Original Reserve	$199	$79	$2	$—	$280
Utilized—cash	(15)	—	—	—	(15)
Utilized—noncash	—	(79)	(2)	3	(78)
Balance at September 30, 2013	184	—	—	3	187
Utilized—cash	(54)	—	—	—	(54)
Utilized—noncash	—	—	—	(9)	(9)
Balance at September 30, 2014	130	—	—	(6)	124
Utilized—cash	(66)	—	—	—	(66)
Utilized—noncash	—	—	—	(10)	(10)
Balance at September 30, 2015	64	—	—	(16)	48
Utilized—cash	(34)	—	—	—	(34)
Utilized—noncash	—	—	—	(1)	(1)
Balance at September 30, 2016	$30	$—	$—	$(17)	$13

The Parent's fiscal 2016, 2015, and 2014 restructuring plans included workforce reductions of approximately 11,200 for Adient. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2016, approximately 7,200 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included twenty-two plant closures for Adient. As of September 30, 2016, eleven of the twenty-two plants have been closed.

Refer to Note 16, "Impairment of Long-Lived Assets," of the notes to combined financial statements for further information regarding the long-lived asset impairment charges recorded as part of the restructuring actions.

Company management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in close proximity to customers. This ongoing analysis includes a review of its manufacturing, engineering, purchasing and administrative functions, as well as the overall global footprint for all its businesses. Because of the importance of new vehicle sales by major automotive manufacturers to operations, the Company is affected by the general business conditions in this industry. Future adverse developments in the automotive industry could impact the Company's liquidity position, lead to impairment charges and/or require additional restructuring of its operations.

Adient plc | 2016 Form 10-K | 76

Note 16.	IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

In fiscal 2016, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its announced restructuring actions. As a result, the Company reviewed the long-lived assets for impairment and recorded a $87 million impairment charge within restructuring and impairment costs on the combined statements of income, of which $9 million was recorded in the second quarter, $32 million was recorded in the third quarter and $46 million was recorded in the fourth quarter. Of the total impairment charges, $86 million related to the Seating segment and $1 million related to the Interiors segment. Refer to Note 15, "Significant Restructuring and Impairment Costs," of the notes to combined financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future cash flows, estimated production volumes, discount rates, estimated salvage values and third-party appraisals.

In fiscal 2015, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its announced restructuring actions. As a result, the Company reviewed the long-lived assets for impairment and recorded a $27 million impairment charge during the fourth quarter within restructuring and impairment costs on the combined statements of income. The total impairment charge related to the Seating segment. Refer to Note 15, "Significant Restructuring and Impairment Costs," of the notes to combined financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future cash flows, estimated production volumes, discount rates, estimated salvage values and third-party appraisals.

In fiscal 2014, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2014. As a result, the Company reviewed the long-lived assets for impairment and recorded a $52 million impairment charge within restructuring and impairment costs on the combined statements of income. Of the total impairment charge, $45 million related to the Interiors segment and $7 million related to the Seating segment. Refer to Note 15, "Significant Restructuring and Impairment Costs," of the notes to combined financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future cash flows, estimated production volumes, discount rates, estimated salvage values and third-party appraisals.
At September 30, 2016, 2015 and 2014, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

Note 17.	INCOME TAXES

The income tax (benefit) provision in the combined statements of income has been calculated as if Adient filed separate income tax returns and was operating as a stand-alone business. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the actual tax balances of Adient prior to or subsequent to the separation. The Company's operations have historically been included in the Parent's U.S. federal and state tax returns or non-U.S. jurisdiction tax returns.

The Parent's global tax model has been developed based upon its entire portfolio of business. Accordingly, the Company's tax results as presented are not necessarily indicative of future performance and do not necessarily reflect the results that would have been generated as an independent company for the periods presented.
Because portions of the Company's operations are included in the Parent's tax returns, payments to certain tax authorities are made by the Parent, and not by the Company. With the exception of certain dedicated foreign entities, the Company does not maintain taxes payable to/from JCI and annual current tax balances are deemed to settle immediately with the legal tax-paying entities in the respective jurisdictions. These settlements are reflected as changes in the Parent's net investment.

Adient plc | 2016 Form 10-K | 77

The more significant components of the Company's income tax provision are in the following table. These amounts do not include the impact of income tax expense related to our nonconsolidated partially-owned affiliates, which is netted against equity income on the combined statements of income.

	Year Ended September 30,
(in millions)	2016	2015	2014
Tax expense at federal statutory rate	$136	$336	$235
State income taxes, net of federal benefit	—	15	8
Foreign income tax expense at different rates and foreign losses without tax benefits	(92)	(13)	(14)
U.S. tax on foreign income	(207)	(252)	9
U.S. credits and incentives	(7)	(6)	(8)
Impacts of transactions and business divestitures	1,988	356	71
Reserve and valuation allowance adjustments	14	(13)	—
Other	7	(5)	(5)
Income tax provision	$1,839	$418	$296
The effective rate is above the U.S. statutory rate for fiscal 2016 primarily due to the tax consequences surrounding the separation, the jurisdictional mix of restructuring and impairment costs, partially offset by the benefits of continuing global tax planning initiatives and foreign tax rate differentials. The effective rate is above the U.S. statutory rate for fiscal 2015 and 2014 primarily due to the tax consequences of business divestitures partially offset by the benefits of U.S. tax on foreign income, income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate and continuing global tax planning initiatives.
Valuation Allowances
The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or combined group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company's valuation allowances may be necessary.
As a result of the Company's fiscal 2016 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that deferred tax assets within Germany and Slovakia would be realized. Therefore, the Company released $83 million and $5 million, respectively, of net valuation allowances as income tax benefit in the fourth quarter of fiscal 2016. In addition as a result of the Company's fiscal 2016 analysis, the Company determined that it was more likely than not that deferred tax assets within the United Kingdom would not be realized and recorded $12 million of net valuation allowances as income tax expense in the fourth quarter of fiscal 2016.
As a result of the Company's fiscal 2015 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that deferred tax assets within South Africa would be realized. Therefore, the Company released $13 million of net valuation allowances as income tax benefit in the fiscal year ended September 30, 2015.
Uncertain Tax Positions
The unrecognized tax benefits reflected in the Company's combined financial statements have been determined using a separate-return by legal entity basis. As a result of the final separation from the Parent, the Company's unrecognized tax benefits could be different than those reflected in the combined financial statements. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company's business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities.
At September 30, 2016, the Company had gross tax effected unrecognized tax benefits of $596 million of which $580 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2016 was approximately $11 million (net of tax benefit).
At September 30, 2015, the Company had gross tax effected unrecognized tax benefits of $390 million of which $387 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2015 was approximately $10 million (net of tax benefit).
At September 30, 2014, the Company had gross tax effected unrecognized tax benefits of $284 million of which $281 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2014 was approximately $7 million (net of tax benefit).

Adient plc | 2016 Form 10-K | 78

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2016	2015	2014
Beginning balance	$390	$284	$236
Additions for tax positions related to the current year	288	138	63
Reductions for tax positions of prior years	(65)	(32)	(15)
Settlements with taxing authorities	(15)	—	—
Statute closings	(2)	—	—
Ending balance	$596	$390	$284

Other Tax Matters

The Company incurred total tax charges of $1,891 million for substantial business reorganizations related to the separation. Included in this amount is the tax charge provided for in the third quarter of fiscal 2016 of $85 million for changes in entity tax status and the charge provided for in the second quarter of fiscal 2016 of $778 million for the Company's change in assertion over permanently reinvested earnings. In addition during the fourth quarter of fiscal 2016, JCI completed its merger with Tyco, and as a result of the change in control, the Company incurred incremental tax expense of $89 million.

In fiscal 2015, the Company completed the YFAI global automotive interiors joint venture. Refer to Note 2, "Acquisitions and Divestitures," of the notes to combined financial statements for additional information. In connection with the divestiture of the business, the Company recorded a pre-tax gain on divestiture of $127 million, $20 million net of tax. The tax impact of the gain is due to the jurisdictional mix of gains and losses on the divestiture, which resulted in non-benefited expenses in certain countries and taxable gains in other countries. In addition, the Company provided income tax expense for repatriation of cash and other tax reserves associated with the YFAI global automotive interiors joint venture transaction, which resulted in a tax charge of $75 million and $218 million, respectively.

In fiscal 2014, the Company disposed of its Interiors headliner and sun visor product lines. Refer to Note 2, "Acquisitions and Divestitures," of the notes to combined financial statements for additional information. As a result, the Company recorded a pre-tax loss on divestiture of $95 million and income tax expense of $38 million. The income tax expense is due to the jurisdictional mix of gains and losses on the sale, which resulted in non-benefited losses in certain countries and taxable gains in other countries.

Impacts of Tax Legislation and Change in Statutory Tax Rates

After the fourth quarter of fiscal 2016, the US Treasury and the IRS released final and temporary Section 385 regulations on October 13, 2016. These regulations address whether certain instruments between related parties are treated as debt or equity. The Company does not expect that the regulations will have a material impact on its consolidated financial statements.

The "look-through rule," under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2015. The "look-through rule" had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. The rule was extended in December 2015 retroactive to the beginning of the Company’s 2016 fiscal year. The retroactive extension was signed into legislation and was made permanent through the Company's 2020 fiscal year.

During the fiscal years ended 2016, 2015, and 2014, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Adient plc | 2016 Form 10-K | 79

Income Tax Provision

Components of the provision for income taxes are as follows:

	Year Ended September 30,
(in millions)	2016	2015	2014
Current
Federal	$1,479	$264	$106
State	69	4	4
Foreign	863	201	178
	2,411	469	288
Deferred
Federal	(272)	(63)	74
State	(23)	(26)	6
Foreign	(277)	38	(72)
	(572)	(51)	8

Income tax provision	$1,839	$418	$296
Combined domestic income before income taxes and noncontrolling interests for the years ended September 30, 2016, 2015 and 2014 was income of $330 million, $493 million and $462 million, respectively. Combined foreign income before income taxes and noncontrolling interests for the years ended September 30, 2016, 2015 and 2014 was income of $60 million, $466 million and $208 million, respectively.
The Company has not provided additional U.S. income taxes on approximately $6.2 billion of undistributed earnings of combined foreign subsidiaries included in Parent's net investment. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company's intent is for such earnings to be reinvested by the subsidiaries or to be repatriated when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings. In fiscal 2016, the Company did provide U.S. income tax expense related to the restructuring and repatriation of cash for certain non-U.S. subsidiaries in connection with the spin-off. The Company needed to complete the final steps of the legal entity restructuring and, as a result, the Company provided deferred taxes of $24 million as of September 30, 2016 for the U.S. income tax expense on undistributed earnings that will be triggered upon the completion of the restructuring.
Deferred taxes are classified in the combined statements of financial position as follows:

	September 30,
(in millions)	2016	2015
Other noncurrent assets	$613	$285
Other noncurrent liabilities	(22)	(93)
Net deferred tax asset	$591	$192

Adient plc | 2016 Form 10-K | 80

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included:

	September 30,
(in millions)	2016	2015
Deferred tax assets
Accrued expenses and reserves	$323	$150
Employee and retiree benefits	95	15
Net operating loss and other credit carryforwards	288	369
Research and development	9	11
Joint ventures and partnerships	265	—
Other	11	213
	991	758
Valuation allowances	(267)	(392)
	724	366
Deferred tax liabilities
Property, plant and equipment	23	16
Intangible assets	110	88
Other	—	70
	133	174
Net deferred tax asset	$591	$192
At September 30, 2016, the Company had available net operating loss carryforwards of approximately $1,117 million, of which $259 million will expire at various dates between 2017 and 2036, and the remainder has an indefinite carryforward period. The valuation allowance, generally, is for loss carryforwards for which realization is uncertain because it is unlikely that the losses will be realized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

Note 18.	SEGMENT INFORMATION

ASC 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has two reportable segments for financial reporting purposes.

Adient designs and manufactures interior systems and products for passenger cars and light trucks, including vans, pick-up trucks and sport utility/crossover vehicles.

•	The Seating reportable segment produces automotive seat metal structures and mechanisms, foam, trim, fabric and complete seat systems.

•
The Interiors reportable segment, primarily derived from its YFAI global automotive interiors joint venture completed on July 2, 2015, produces instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other products. Prior to the completion of the joint venture, the Interiors reportable segment produced instrument panels, floor consoles and door panels.

Management evaluates the performance of the segments based primarily on segment EBIT, which represents income before income taxes and noncontrolling interests excluding net financing charges, restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans. General corporate and other overhead expenses are allocated to business segments in determining segment income. Financial information relating to the Company's reportable segments is as follows:

	Year Ended September 30,
(in millions)	2016	2015	2014
Net Sales
Seating	$16,616	$16,859	$17,871
Interiors	221	3,212	4,170
Total net sales	$16,837	$20,071	$22,041

Adient plc | 2016 Form 10-K | 81

	Year Ended September 30,
(in millions)	2016	2015	2014
Segment EBIT
Seating	$785	$935	$898
Interiors	69	224	(5)
Net financing charges	(22)	(12)	(15)
Restructuring and impairment costs	(332)	(182)	(158)
Net mark-to-market adjustments on pension and postretirement plans	(110)	(6)	(50)
Income before income taxes	$390	$959	$670

	September 30,
(in millions)	2016	2015	2014
Assets
Seating	$11,839	$9,080	$9,270
Interiors (1)	1,194	1,302	305
	13,033	10,382	9,575
Assets held for sale	—	55	1,631
Total	$13,033	$10,437	$11,206

	Year Ended September 30,
(in millions)	2016	2015	2014
Depreciation/Amortization
Seating	$335	$333	$315
Interiors	9	14	122
Total	$344	$347	$437

	Year Ended September 30,
(in millions)	2016	2015	2014
Capital Expenditures
Seating	$434	$366	$462
Interiors	3	112	162
Total	$437	$478	$624

(1) The majority of Interiors assets were held for sale at September 30, 2014. At September 30, 2016, the Interiors assets primarily consist of investments in partially-owned affiliates.

Adient plc | 2016 Form 10-K | 82

Geographic Information

Financial information relating to the Company's operations by geographic area is as follows:

	Year Ended September 30,
(in millions)	2016	2015	2014
Net Sales
United States	$6,581	$7,850	$8,401
Germany	1,901	2,464	2,888
Mexico	998	1,299	1,339
Other European countries	4,752	5,050	6,321
Other foreign	2,605	3,408	3,092
Total	$16,837	$20,071	$22,041

Long-Lived Assets
United States	$580	$583	$613
Germany	360	375	440
Mexico	250	225	220
Other European countries	732	722	820
Other foreign	273	234	313
Total	$2,195	$2,139	$2,406

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.

Note 19.	NONCONSOLIDATED PARTIALLY-OWNED AFFILIATES

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the "Investments in partially-owned affiliates" line in the combined statements of financial position as of September 30, 2016 and 2015. Equity in the net income of nonconsolidated partially-owned affiliates is stated in the "Equity income" line in the combined statements of income for the years ended September 30, 2016, 2015 and 2014.

The Company maintains total investments in partially-owned affiliates of $1.7 billion and $1.6 billion at September 30, 2016 and 2015, respectively. The Company's investments in partially-owned affiliates primarily consist of the following entities:

	% ownership
Name of partially-owned affiliate	2016	2015
Seating
Changchun FAWAY - Johnson Controls Automotive Systems Co., Ltd.	50.0%	50.0%
Shanghai Johnson Controls Yanfeng Seating Mechanism Co., Ltd	50.0%	50.0%
Shanghai Yanfeng Johnson Controls Seating Co., Ltd. (YFJC)	49.9%	49.9%
Interiors
Yanfeng Global Automotive Interiors Systems Co., Ltd. (YFAI)	29.7%	29.7%

Adient plc | 2016 Form 10-K | 83

Financial information for nonconsolidated partially-owned affiliates that were significant to Adient's results is as follows:

Summarized balance sheet data:

	September 30, 2016
(in millions)	YFJC	All Other	Total
Current assets	$2,306	$3,829	$6,135
Noncurrent assets	609	2,120	2,729
Total assets	$2,915	$5,949	$8,864

Current liabilities	$2,004	$3,851	$5,855
Noncurrent liabilities	44	151	195
Noncontrolling interests	113	27	140
Shareholders' equity	754	1,920	2,674
Total liabilities and shareholders' equity	$2,915	$5,949	$8,864

	September 30, 2015
(in millions)	YFJC	All Other	Total
Current assets	$1,595	$3,923	$5,518
Noncurrent assets	541	2,121	2,662
Total assets	$2,136	$6,044	$8,180

Current liabilities	$1,352	$4,140	$5,492
Noncurrent liabilities	41	108	149
Noncontrolling interests	67	11	78
Shareholders' equity	676	1,785	2,461
Total liabilities and shareholders' equity	$2,136	$6,044	$8,180

Summarized income statement data with reconciliation to Adient's equity in net income from nonconsolidated partially-owned affiliates for the years ended September 30:

	2016
(in millions)	YFJC	All Other	Total
Net sales	$4,198	$11,928	$16,126
Gross profit	583	1,213	1,796
Operating income	452	663	1,115
Net income	374	625	999
Income attributable to noncontrolling interests	48	7	55
Net income attributable to the entity	326	618	944

Equity in net income, before basis adjustments	163	218	381
Basis adjustments	(3)	(21)	(24)
Equity in net income	160	197	357

	2015
(in millions)	YFJC	All Other	Total
Net sales	$3,855	$5,594	$9,449
Gross profit	538	662	1,200
Operating income	433	397	830
Net income	360	376	736
Income attributable to noncontrolling interests	46	6	52
Net income attributable to the entity	314	370	684

Equity in net income, before basis adjustments	157	149	306
Basis adjustments	(3)	(8)	(11)
Equity in net income	154	141	295

Adient plc | 2016 Form 10-K | 84

	2014
(in millions)	YFJC	All Other	Total
Net sales	$3,646	$3,898	$7,544
Gross profit	497	416	913
Operating income	388	328	716
Net income	320	310	630
Income attributable to noncontrolling interests	28	—	28
Net income attributable to the entity	292	310	602

Equity in net income, before basis adjustments	146	141	287
Basis adjustments	(3)	—	(3)
Equity in net income	143	141	284

Note 20.	COMMITMENTS AND CONTINGENCIES

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $6 million and $7 million at September 30, 2016 and 2015, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other casualty matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to Adient, it is management's opinion that none of these will have a material adverse effect on the Company's financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

Note 21.	RELATED PARTY TRANSACTIONS AND PARENT NET INVESTMENT

Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, such as equity affiliates and other businesses of the Parent. Such transactions consist of facility management services, the sale or purchase of goods and other arrangements.

Revision of Previously Reported Related Party Transactions

In connection with the preparation of the financial statements for the year ended September 30, 2016, the Company identified misstatements in amounts classified as related party transactions in previously reported periods. The misstatements impacted the amounts previously disclosed in this footnote. The misstatements are not considered material, individually or in the aggregate, to previously issued financial statements. The misstatements had no impact on the combined financial statements.

The following table sets forth the net sales to and purchases from related parties included in the combined statements of operations:

	Year Ended September 30,
(in millions)	2016	2015		2014
Net sales to related parties	$438	$392	(1)	$369	(1)
Purchases from related parties	443	393	(2)	436	(2)
(1) These amounts have been revised to correct for previously reported misstatements. The revisions increased net sales to related parties by $196 million and $154 million for 2015 and 2014, respectively.
(2) These amounts have been revised to correct for previously reported misstatements. The revisions increased purchases from related parties by $227 million and $237 million for 2015 and 2014, respectively.

Adient plc | 2016 Form 10-K | 85

The following table sets forth the amount of accounts receivable due from and payable to related parties in the combined statements of financial position:

	September 30,
(in millions)	2016	2015
Receivable from related parties	$172	$339	(1)
Payable to related parties	96	289	(1)
(1) These amounts have been revised to correct for previously reported misstatements. For 2015, the revisions increased receivables from related parties by $85 million and increased payables to related parties by $167 million.
Excluding the settlement of intercompany balances in advance of the separation of the Company from the Parent, average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Corporate Allocations and Parent's Net Investment

The combined statements of operations include allocations for certain support functions that are provided on a centralized basis by the Parent and subsequently recorded at the business unit level, such as expenses related to employee benefits, finance, human resources, risk management, information technology, facilities, and legal, among others. Included in cost of sales and selling, general and administrative expense during the years ended September 30, 2016, 2015 and 2014 were $294 million, $361 million and $304 million, respectively, of corporate expenses incurred by JCI. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a proportional basis of combined sales, headcount or other measures of the Company or the Parent. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from the Parent, are reasonable. Nevertheless, the combined financial statements may not include all actual expenses that would have been incurred by the Company and may not reflect the combined results of operations, financial position and cash flows had it been a stand-alone company during the years presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

In addition to the amounts above, approximately $458 million and $16 million of costs related to the separation of Adient have been incurred by the Parent for the years ended September 30, 2016 and 2015, respectively. Of these amounts, $369 million was deemed to directly benefit Adient as a stand-alone company, for the year ended September 30, 2016. Accordingly, these costs have been allocated to Adient and are reflected within selling, general and administrative expenses in the combined statements of income. None of the separation costs for the year ended September 30, 2015 were deemed to directly benefit Adient as a stand-alone company.

In addition to the transactions discussed above, certain intercompany transactions between the Company and the Parent have not been recorded as related party transactions. These transactions are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flows as a financing activity and in the combined statements of financial position as Parent's net investment.

Adient plc | 2016 Form 10-K | 86

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2016, the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Inherent Limitations over Internal Control over Financial Reporting
Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of September 30, 2016. The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report in Item 8 of Part II of the Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the fourth quarter of the fiscal year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Adient plc | 2016 Form 10-K | 87

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company intends to hold its 2017 annual general meeting of shareholders on March 13, 2017.

The information required by this Item is set forth under the sections entitled "Q: Where can I find Corporate Governance materials for Adient?," "Proposal One: Election of Directors," "Corporate Governance," "Board and Committee Information," "Audit Committee Report," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2017 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after September 30, 2016 in connection with the solicitation of proxies for the Company's 2017 annual meeting of shareholders and is incorporated herein by reference.
The Company has an Ethics Policy that applies to all employees, including the Company's principal executive officer, principal financial officer, and principal accounting officer, as well as to the members of the Board of Directors of the Company. The Ethics Policy is available at www.adient.com. The Company intends to disclose any changes in, or waivers from, this Ethics Policy by posting such information on the same website or by filing a Current Report on Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or the NYSE.

Item 11.	Executive Compensation

The information required by this Item is set forth under the sections entitled "Corporate Governance," "Board and Committee Information," "Compensation Committee Report," "Compensation Discussion and Analysis," "Director Compensation during Fiscal Year 2016," "Potential Payments and Benefits Upon Termination or Change in Control," and "Share Ownership of Executive Officers and Directors" in the Company's 2017 Proxy Statement to be filed with the SEC within 120 days after September 30, 2016 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the section entitled "Share Ownership of Executive Officers and Directors" in the Company's 2017 Proxy Statement to be filed with the SEC within 120 days after September 30, 2016 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the section entitled "Corporate Governance" in the Company's 2017 Proxy Statement to be filed with the SEC within 120 days after September 30, 2016 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth under the section entitled "Audit Committee Report" in the Company's 2017 Proxy Statement to be filed with the SEC within 120 days after September 30, 2016 and is incorporated herein by reference.

Adient plc | 2016 Form 10-K | 88

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

ADIENT AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Year Ended September 30,
(in millions)	2016	2015	2014
Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$12	$11	$14
Provision charged to costs and expenses	17	14	17
Reserve adjustments	(8)	(13)	(18)
Transfers to held for sale	—	—	(2)
Balance at end of period	$21	$12	$11
Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$392	$459	$426
Allowance provision for new operating and other loss carryforwards	53	24	33
Allowance provision (benefit) adjustments	(178)	(91)	—
Balance at end of period	$267	$392	$459

For fiscal year 2016, our joint venture with Shanghai Yanfeng Johnson Controls Seating Co., Ltd. was deemed significant to the Company under Rule 3-09 of Regulation S-X, and as such the financial statements of these joint ventures are required to be filed as financial statement schedules herein within six months of their fiscal year end (i.e. December 31). Accordingly, the financial statements of these joint ventures will be filed via an amendment to this Annual Report on Form 10-K on or before June 30, 2017.

All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the combined financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signature page of this Form 10-K.

Item 16.	Summary

Not applicable.

Adient plc | 2016 Form 10-K | 89

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Chairman and Chief Executive Officer
Date:	November 29, 2016

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	November 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 29, 2016, by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ R. Bruce McDonald	/s/ Jeffrey M. Stafeil
R. Bruce McDonald	Jeffrey M. Stafeil
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Mark A. Skonieczny Jr.	/s/ Richard Goodman
Mark A. Skonieczny Jr.	Richard Goodman
Vice President and Corporate Controller	Director
(Principal Accounting Officer)

/s/ John M. Barth	/s/ Frederick A. Henderson
John M. Barth	Frederick A. Henderson
Director	Director

/s/ Julie L. Bushman	/s/ Barb J. Samardzich
Julie L. Bushman	Barb J. Samardzich
Director	Director

/s/ Raymond L. Conner
Raymond L. Conner
Director

Adient plc | 2016 Form 10-K | 90

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1
Separation and Distribution Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)).#

3.1
Memorandum of Association and Amended and Restated Articles of Association of Adient (incorporated by reference to Exhibit 3.1 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).

4.1
Indenture, dated as of August 19, 2016, between Adient Global Holdings Ltd and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)).

4.2
Indenture, dated as of August 19, 2016, among Adient Global Holdings Ltd, U.S. Bank National Association, Elavon Financial Services DAC, UK Branch, and Elavon Financial Services DAC (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)).

4.3
Guarantor Supplemental Indenture to the Euro Notes Indenture, dated as of October 14, 2016, by and among Adient Global Holdings Limited, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Limited party thereto (incorporated by reference to Exhibit 4.1 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).

4.4
Guarantor Supplemental Indenture to the Dollar Notes Indenture, dated as of October 14, 2016, by and among Adient Global Holdings Limited, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Limited party thereto (incorporated by reference to Exhibit 4.2 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).

4.5
Guarantor Supplemental Indenture to the Euro Notes Indenture, dated as of October 31, 2016, by and among Adient plc, Adient Global Holdings Limited, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Limited party thereto (incorporated by reference to Exhibit 4.3 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).

4.6
Guarantor Supplemental Indenture to the Dollar Notes Indenture, dated as of October 31, 2016, by and among Adient plc, Adient Global Holdings Limited, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Limited party thereto (incorporated by reference to Exhibit 4.4 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).

10.1	Transition Services Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited, as amended October 31, 2016.

10.2	Tax Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited, as amended October 31, 2016.

10.3
Employee Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)).

10.4
Transitional Trademark License Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)).

10.5	Form of Indemnification Agreement (Ireland) with individual directors and officers.

10.6	Form of Indemnification Agreement (US) with individual directors and officers.

10.7
Joint Venture Contract, dated October 22, 1997, between Shanghai Yanfeng Automotive Trim Company, Ltd. and Johnson Controls International, Inc., as amended (incorporated by reference to Exhibit 10.7 of Adient plc’s Registration Statement on Form 10 filed April 27, 2016 (File No. 1-37757)).

10.8
Credit Agreement, dated as of July 27, 2016, among Adient Global Holdings Ltd, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to Adient plc’s Registration Statement on Form 10 filed July 28, 2016 (File No. 1-37757)).

10.9	Adient plc 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to Adient plc’s Registration Statement on Form S-8 filed October 28, 2016 (File No. 1-37757)).*

10.10	Form of Adient plc Restricted Shares or Restricted Share Unit Award Agreement.*

10.11	Form of Adient plc Performance Share Unit Award Agreement.*

Adient plc | 2016 Form 10-K | 91

10.12	Adient plc 2016 Director Share Plan (incorporated by reference to Exhibit 4.2 to Adient plc’s Registration Statement on Form S-8 filed October 28, 2016 (File No. 1-37757)).*

10.13	Adient US LLC Retirement Restoration Plan, as amended and restated effective November 7, 2016.*

10.14	Adient US LLC Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).*

10.15	Adient plc Executive Compensation Incentive Recoupment Policy.*

10.16
Employment Agreement, dated January 17, 2008, between Johnson Controls, Inc. and R. Bruce McDonald (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to Adient plc’s Registration Statement on Form 10 filed August 16, 2016 (File No. 1-37757)).*

10.17
Change of Control Employment Agreement, dated September 25, 2012, between Johnson Controls, Inc. and R. Bruce McDonald (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Adient plc’s Registration Statement on Form 10 filed August 16, 2016 (File No. 1-37757)).*

10.18	Adient plc Flexible Perquisites Program.*

10.19	Adient plc Compensation Summary and Ownership Guidelines for Non-Employee Directors.*

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Adient hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Adient plc | 2016 Form 10-K | 92