Form 10-Q
period 2017-03-31
Adient plc
filed 2017-05-01
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

At March 31, 2017, 93,696,954 ordinary shares were outstanding.

Adient plc | Form 10-Q | 1

Adient plc
Form 10-Q
For the Three and Six Months Ended March 31, 2017

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Adient plc
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2017	2016	2017	2016
Net sales	$4,212	$4,298	$8,250	$8,531
Cost of sales	3,833	3,868	7,521	7,733
Gross profit	379	430	729	798
Selling, general and administrative expenses	178	252	395	505
Restructuring and impairment costs	6	169	6	169
Equity income	91	77	192	171
Earnings before interest and income taxes	286	86	520	295
Net financing charges	33	4	68	6
Income before income taxes	253	82	452	289
Income tax provision	37	838	65	891
Net income (loss)	216	(756)	387	(602)
Income attributable to noncontrolling interests	24	23	46	40
Net income (loss) attributable to Adient	$192	$(779)	$341	$(642)

Earnings per share:
Basic	$2.05	$(8.31)	$3.64	$(6.85)
Diluted	$2.04	$(8.31)	$3.63	$(6.85)

Cash dividends declared per share	$0.275	$—	$0.275	$—

Shares used in computing earnings per share:
Basic	93.7	93.7	93.7	93.7
Diluted	94.1	93.7	94.0	93.7

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2017	2016	2017	2016
Net income (loss)	$216	$(756)	$387	$(602)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	92	185	(357)	33
Realized and unrealized gains (losses) on derivatives	11	6	9	8
Other comprehensive income (loss)	103	191	(348)	41
Total comprehensive income (loss)	319	(565)	39	(561)
Comprehensive income (loss) attributable to noncontrolling interests	28	25	48	42
Comprehensive income (loss) attributable to Adient	$291	$(590)	$(9)	$(603)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions)	March 31, 2017	September 30, 2016
Assets
Cash and cash equivalents	$729	$105
Restricted cash	—	2,034
Accounts receivable - net	2,197	2,082
Inventories	645	660
Other current assets	869	810
Current assets	4,440	5,691
Property, plant and equipment - net	2,188	2,195
Goodwill	2,114	2,179
Other intangible assets - net	100	113
Investments in partially-owned affiliates	1,852	1,748
Other noncurrent assets	1,225	1,064
Total assets	$11,919	$12,990
Liabilities and Shareholders' Equity
Short-term debt	$19	$41
Current portion of long-term debt	—	38
Accounts payable	2,733	2,776
Accrued compensation and benefits	347	430
Restructuring reserve	271	351
Other current liabilities	717	624
Current liabilities	4,087	4,260
Long-term debt	3,333	3,442
Pension and postretirement benefits	172	188
Other noncurrent liabilities	498	725
Long-term liabilities	4,003	4,355
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	46	34
Preferred stock issued, par value $0.001; 100,000,000 shares authorized Zero shares issued and outstanding at March 31, 2017	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 93,704,969 shares issued and 93,696,954 shares outstanding at March 31, 2017	—	—
Additional paid-in capital	4,008	—
Retained earnings	250	—
Parent's net investment	—	4,486
Accumulated other comprehensive income (loss)	(626)	(276)
Shareholders' equity attributable to Adient	3,632	4,210
Noncontrolling interests	151	131
Total shareholders' equity	3,783	4,341
Total liabilities and shareholders' equity	$11,919	$12,990

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended March 31,
(in millions)	2017	2016
Operating Activities
Net income (loss) attributable to Adient	$341	$(642)
Income attributable to noncontrolling interests	46	40
Net income (loss)	387	(602)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	164	163
Amortization of intangibles	9	9
Pension and postretirement benefit expense	2	2
Pension and postretirement contributions	(16)	(18)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $10 and $10, respectively)	(145)	(150)
Deferred income taxes	(4)	804
Equity-based compensation	22	6
Other	1	7
Changes in assets and liabilities:
Receivables	(154)	(13)
Inventories	4	(9)
Other assets	(7)	239
Restructuring reserves	(72)	81
Accounts payable and accrued liabilities	(51)	(211)
Accrued income taxes	3	(14)
Cash provided (used) by operating activities	143	294
Investing Activities
Capital expenditures	(302)	(186)
Sale of property, plant and equipment	17	11
Business divestitures	—	18
Changes in long-term investments	(6)	—
Other	(2)	5
Cash provided (used) by investing activities	(293)	(152)
Financing Activities
Net transfers from (to) Parent prior to separation	606	(212)
Cash transferred from former Parent post separation	315	—
Increase (decrease) in short-term debt	(25)	117
Repayment of long-term debt	(100)	(4)
Dividends paid to noncontrolling interests	(17)	(22)
Other	3	—
Cash provided (used) by financing activities	782	(121)
Effect of exchange rate changes on cash and cash equivalents	(8)	1
Increase (decrease) in cash and cash equivalents	624	22
Cash and cash equivalents at beginning of period	105	44
Cash and cash equivalents at end of period	$729	$66

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 6

Adient plc
Notes to Consolidated Financial Statements
(unaudited)

Note 1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On October 31, 2016, Adient plc ("Adient") became an independent company as a result of the separation of the automotive seating and interiors businesses (the "separation") of Johnson Controls International plc ("JCI", "Johnson Controls" or "Parent"). Adient was incorporated under the laws of Ireland on June 24, 2016 for the purpose of holding these businesses. Adient's ordinary shares began trading "regular-way" under the ticker symbol "ADNT" on the New York Stock Exchange on October 31, 2016. Upon becoming an independent company, the capital structure of Adient consisted of 500 million authorized ordinary shares and 100 million authorized preferred shares (par value of $0.001 per ordinary and preferred share). The number of Adient ordinary shares issued on October 31, 2016 was 93,671,810.

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

Basis of Presentation
The financial statements for periods prior to October 31, 2016 were prepared on a stand-alone combined basis derived from the consolidated financial statements and accounting records of JCI as if Adient had been operating as a stand-alone company for all periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The assets and liabilities in the financial statements have been reflected on a historical cost basis, as included in the consolidated statements of financial position of JCI. The statements of income include allocations for certain support functions that were provided on a centralized basis by the former Parent and subsequently recorded at the business unit level, such as expenses related to employee benefits, finance, human resources, risk management, information technology, facilities, and legal, among others. These expenses have been allocated to Adient on the basis of direct usage when identifiable, with the remainder allocated on a proportional basis of combined sales, headcount or other measures of Adient or the Parent. Management believes the assumptions underlying the financial statements, including the assumptions regarding allocating general corporate expenses from JCI, are reasonable. Nevertheless, the financial statements for periods prior to the separation may not include all actual expenses that would have been incurred by Adient and may not reflect the results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if Adient had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
The financial statements for periods prior to the separation include certain assets and liabilities that have historically been held at JCI but are specifically identifiable or otherwise attributable to Adient. All significant intercompany transactions and accounts within Adient's businesses have been eliminated. All intercompany transactions between Adient and JCI prior to the separation have been included in the consolidated financial statements as Parent's net investment. Expenses related to corporate allocations from JCI to Adient are considered to be effectively settled for cash in the financial statements at the time the transaction is recorded. In addition, transactions between Adient and JCI's other businesses prior to the separation have been classified as related party, rather than intercompany, in the financial statements. See Note 15, "Related Party Transactions," of the notes to consolidated financial statements for further details.
Prior to the separation, transfers of cash to and from JCI's cash management system were reflected as a component of Parent's net investment in the consolidated statements of financial position. For periods prior to the separation, the cash and cash equivalents held by JCI were not attributed to Adient, as legal ownership remained with the former Parent. Furthermore, the income tax expense and deferred taxes in the financial statements for periods prior to October 31, 2016 were prepared on a separate return basis derived from the consolidated financial statements and accounting records of JCI as if Adient had been operating as a stand-alone company

Adient plc | Form 10-Q | 7

for all periods presented. As a standalone entity, Adient will file tax returns on its own behalf and its effective tax rate and deferred taxes may differ from those in historical periods.
The accompanying consolidated financial statements presented herein are unaudited and should be read in conjunction with the combined financial statements presented in Adient's 2016 Annual Report on Form 10-K. These consolidated financial statements have been prepared in accordance with U.S. GAAP. Such financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three and six months ended March 31, 2017 are not necessarily indicative of the results of operations for the year ending September 30, 2017.

In addition to wholly-owned subsidiaries, Adient has investments which, in certain cases, may or may not require combination, as a result of only a partial-ownership interest and/or lack of significant influence over the investee. Adient's investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and Adient does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended March 31, 2017 and September 30, 2016, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
The two VIEs manufacture seating products in North America for the automotive industry. Adient funds the entities' short-term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	March 31, 2017	September 30, 2016
Current assets	$300	$281
Noncurrent assets	44	45
Total assets	$344	$326

Current liabilities	$202	$219
Total liabilities	$202	$219

Restricted Cash
At September 30, 2016, Adient recorded $2 billion of restricted cash within the consolidated statements of financial position. These funds represent the proceeds from a bond issuance that were placed directly into escrow and released to Adient subsequent to September 30, 2016 and therefore represent non-cash activity in fiscal 2016. The cash was used during the six months ended March 31, 2017 in part, to fund a distribution to Johnson Controls. The $2 billion receipt of cash from escrow, along with the distribution to and other settlements with the former Parent during the six months ended March 31, 2017 are reflected in net transfers from parent in the consolidated statement of cash flows. Refer to Note 5, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information on the bond issuance.

Adient plc | Form 10-Q | 8

Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Adient	$192	$(779)	$341	$(642)

Denominator:
Shares outstanding	93.7	93.7	93.7	93.7
Effect of dilutive securities	0.4	—	0.3	—
Diluted shares	94.1	93.7	94.0	93.7

Earnings per share:
Basic	$2.05	$(8.31)	$3.64	$(6.85)
Diluted	$2.04	$(8.31)	$3.63	$(6.85)
For periods prior to the separation, basic and diluted earnings per ordinary share are calculated assuming the number of Adient ordinary shares outstanding on October 31, 2016 had been outstanding at the beginning of each period presented. Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU No. 2015-02 amends the analysis performed to determine whether a reporting entity should consolidate certain types of legal entities. ASU No. 2015-02 was effective retrospectively for Adient for the quarter ending December 31, 2016. The adoption of this guidance did not have an impact on Adient's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. ASU No. 2015-03 was applied retrospectively by Adient during the quarter ended December 31, 2016. As a result, other noncurrent assets and long-term debt decreased by $43 million at September 30, 2016 in Adient's consolidated statements of financial position.

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. ASU No. 2015-07 was effective retrospectively for Adient for the quarter ended December 31, 2016. The adoption of this guidance did not have an impact on Adient's consolidated financial statements for the quarter ended December 31, 2016 but will impact pension asset disclosures for annual reporting.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 changes the accounting for certain aspects of share-based payments to employees, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. ASU No. 2016-09 was adopted early by Adient for the quarter ended December 31, 2016 and was applied retrospectively to all periods presented. The adoption of this guidance did not have a material impact on Adient's consolidated financial statements for all periods presented.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." ASU No. 2016-16 removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU No. 2016-16 was adopted early by Adient for the

Adient plc | Form 10-Q | 9

quarter ended December 31, 2016 and was applied on a modified retrospective basis to all periods presented. The adoption of this guidance resulted in a cumulative adjustment to equity of $61 million.

Recently Issued Accounting Pronouncements

In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU No. 2017-07 amends certain aspects of presentation of pension cost and postretirement benefit cost. ASU No. 2017-07 will be effective for Adient for the quarter ending December 31, 2018, with early adoption permitted. Adient is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, "Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASU No. 2017-05 will follow the same implementation guidelines as ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Adient is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU No. 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. ASU No. 2017-04 will be effective for Adient for the quarter ending December 31, 2020, with early adoption permitted. Adient is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." ASU No. 2017-01 clarifies the definition of a business as it relates to the acquisition or sale of assets or businesses. ASU No. 2017-01 will be effective for Adient for the quarter ending December 31, 2018, with early adoption permitted. Adient is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." ASU No. 2016-18 clarifies the classification and presentation of restricted cash on the statement of cash flows. ASU No. 2016-18 will be effective for Adient for the quarter ending December 31, 2018, with early adoption permitted. Adient is currently assessing the impact adoption of this guidance will have on its consolidated statement of cash flows.

Note 2.	INVENTORIES

Inventories consisted of the following:

(in millions)	March 31, 2017	September 30, 2016
Raw materials and supplies	$489	$502
Work-in-process	34	35
Finished goods	122	123
Inventories	$645	$660

Note 3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill in each of Adient's reporting segments for the six months ended March 31, 2017 is as follows:

(in millions)	September 30, 2016	Business Acquisitions	Business Divestitures	Currency Translation and Other	March 31, 2017
Goodwill
Seating	$2,179	$—	$—	$(65)	$2,114

Adient plc | Form 10-Q | 10

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	March 31, 2017			September 30, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$27	$(13)	$14	$28	$(13)	$15
Customer relationships	97	(51)	46	100	(48)	52
Trademarks	53	(21)	32	56	(19)	37
Miscellaneous	14	(6)	8	15	(6)	9
Total intangible assets	$191	$(91)	$100	$199	$(86)	$113

Amortization of other intangible assets for the six months ended March 31, 2017 and 2016 was $9 million and $9 million, respectively.

Note 4.	PRODUCT WARRANTIES

Adient offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that Adient replace defective products within a specified time period from the date of sale. Adient records an estimate for future warranty-related costs based on actual historical return rates and other known factors. Based on analysis of return rates and other factors, Adient's warranty provisions are adjusted as necessary. Adient monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates. Adient's product warranty liability is recorded in the consolidated statements of financial position in other current liabilities.
The changes in Adient's total product warranty liability are as follows:

	Six Months Ended March 31,
(in millions)	2017	2016
Balance at beginning of period	$13	$12
Accruals for warranties issued during the period	2	4
Changes in accruals related to pre-existing warranties (including changes in estimates)	3	1
Settlements made (in cash or in kind) during the period	(4)	(1)
Balance at end of period	$14	$16

Adient plc | Form 10-Q | 11

Note 5.	DEBT AND FINANCING ARRANGEMENTS

Long-term debt consisted of the following:

(in millions)	March 31, 2017	September 30, 2016
Term Loan A - LIBOR plus 1.75% due in 2021	$1,400	$1,500
4.875% Notes due in 2026	900	900
3.50% Notes due in 2024	1,070	1,119
Capital lease obligations	2	2
Other	1	2
Less: debt issuance costs	(40)	(43)
Gross long-term debt	3,333	3,480
Less: current portion	—	38
Net long-term debt	$3,333	$3,442
On July 27, 2016, Adient Global Holdings Ltd ("AGH"), a wholly owned subsidiary of Adient, entered into credit facilities providing for commitments with respect to a $1.5 billion revolving credit facility and a $1.5 billion Term Loan A facility ("Credit Facilities"). The Credit Facilities mature on July 2021. Commencing March 31, 2017 until the Term Loan A maturity date, amortization of the funded Term Loan A is required in an amount per quarter equal to 0.625% of the original principal amount in the first year following the closing date of the credit facilities (July 27, 2016, "the Closing Date"), 1.25% in each quarter of the second and third years following the Closing Date, and 2.5% in each quarter thereafter prior to final maturity. The credit facility contains covenants that include, among other things and subject to certain significant exceptions, restrictions on Adient's ability to declare or pay dividends, make certain payments in respect of the notes, create liens, incur additional indebtedness, make investments, engage in transactions with affiliates, enter into agreements restricting Adient's subsidiaries' ability to pay dividends, dispose of assets and merge or consolidate with any other person. In addition, the credit facilities contain a financial maintenance covenant requiring Adient to maintain a total net leverage ratio equal to or less than 3.5x adjusted EBITDA, calculated on a quarterly basis. The Term Loan A Facility also requires mandatory prepayments in connection with certain non-ordinary course asset sales and insurance recovery and condemnation events, among other things, and subject in each case to certain significant exceptions.
The full amount of the Term Loan A facility was drawn down in the fourth quarter of fiscal 2016. These funds were transferred to JCI at the time of the draw down and were reflected within net transfers to Parent in the consolidated statement of cash flow during the fourth quarter of fiscal 2016. The drawn portion of the Credit Facilities bear interest based on LIBOR plus a margin between 1.25% - 2.25%, based on Adient's total net leverage ratio. In February 2017, Adient repaid $100 million of the Term Loan A. The amount repaid was treated as a prepayment of the quarterly mandatory principle amortization for the period between March 2017 and September 2018.
AGH will pay a commitment fee on the unused portion of the commitments under the revolving credit facility based on the total net leverage ratio of Adient, ranging from 0.15% to 0.35%. No amounts were outstanding or drawn under the revolving credit facility at or for the three or six months ended March 31, 2017.
On August 19, 2016, AGH issued $0.9 billion aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 and €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024, in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The proceeds of the notes were used, together with the Term Loan A, to pay a distribution to JCI, with the remaining proceeds used for working capital and general corporate purposes.

Adient plc | Form 10-Q | 12

Net Financing Charges

Adient's net financing charges line item in the consolidated statements of income contained the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2017	2016	2017	2016
Interest expense, net of capitalized interest costs	$32	$2	$65	$3
Banking fees and debt issuance cost amortization	2	1	4	2
Interest income	—	—	(1)	—
Net foreign exchange	(1)	1	—	1
Net financing charges	$33	$4	$68	$6

Note 6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Adient selectively uses derivative instruments to reduce Adient's market risk associated with changes in foreign currency. Under Adient's policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized to manage Adient's risk is included in the following paragraphs. In addition, refer to Note 7, "Fair Value Measurements," of the notes to consolidated financial statements for information related to the fair value measurements and valuation methods utilized by Adient for each derivative type.

Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2017 and September 30, 2016.

Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.
At March 31, 2017, the €1.0 billion aggregate principal amount of 3.5% euro-denominated unsecured notes due 2024 were designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. In conjunction with the separation, the currency effects of Adient's euro denominated bonds are reflected in AOCI account within invested equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.

Adient plc | Form 10-Q | 13

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	March 31, 2017	September 30, 2016	March 31, 2017	September 30, 2016
Other current assets
Foreign currency exchange derivatives	$5	$9	$10	$40
Other noncurrent assets
Equity swaps	—	—	1	—
Total assets	$5	$9	$11	$40

Other current liabilities
Foreign currency exchange derivatives	$13	$31	$—	$8
Long-term debt
Foreign currency denominated debt	1,070	1,119	—	—
Total liabilities	$1,083	$1,150	$—	$8
Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of March 31, 2017 and September 30, 2016, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	March 31, 2017	September 30, 2016	March 31, 2017	September 30, 2016
Gross amount recognized	$16	$49	$1,083	$1,158
Gross amount eligible for offsetting	(4)	(1)	(4)	(1)
Net amount	$12	$48	$1,079	$1,157

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Foreign currency exchange derivatives	$8	$(1)	$1	$(5)

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2017	2016	2017	2016
Foreign currency exchange derivatives	Cost of sales	$(7)	$10	$(10)	$15

Adient plc | Form 10-Q | 14

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income:

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2017	2016	2017	2016
Foreign currency exchange derivatives	Cost of sales	$(2)	$(1)	$(16)	$(5)
Foreign currency exchange derivatives	Net financing charges	4	(19)	35	(12)
Equity swap	Selling, general and administrative	—	—	(1)	—
Total		$2	$(20)	$18	$(17)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $(17) million and $50 million for the three and six months ended March 31, 2017, respectively, and $(4) million for the three and six months ended March 31, 2016. For the three and six months ended March 31, 2017 and 2016, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

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
Recurring Fair Value Measurements

The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$15	$—	$15	$—
Other noncurrent assets
Equity swaps	1	—	1	—
Total assets	$16	$—	$16	$—
Other current liabilities
Foreign currency exchange derivatives	$13	$—	$13	$—
Total liabilities	$13	$—	$13	$—

Adient plc | Form 10-Q | 15

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$49	$—	$49	$—
Total assets	$49	$—	$49	$—
Other current liabilities
Foreign currency exchange derivatives	$39	$—	$39	$—
Total liabilities	$39	$—	$39	$—

Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.
Equity swaps Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.

Note 8.	STOCK-BASED COMPENSATION
During the three and six months ended March 31, 2017, Adient provided certain key employees equity awards in the form of performance share units (PSUs) and restricted stock units (RSUs) under the Adient plc 2016 Omnibus Incentive Plan and provided directors with share awards under the Adient plc 2016 Director Share Plan. These plans were adopted in conjunction with the separation.
Total cash and non-cash stock-based compensation cost included in the consolidated statements of income was $16 million, $22 million, $5 million and $6 million for the three and six months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense prior to the separation was allocated to Adient based on the portion of Adient's equity compensation programs in which Adient employees participated.
In conjunction with the separation, previously outstanding stock-based compensation awards granted under JCI's equity compensation programs prior to the separation and held by certain executives and employees of Adient were adjusted and converted into new equity awards using a formula designated to preserve the intrinsic value of the awards. Upon the separation on October 31, 2016, holders of JCI stock, stock options, RSUs, and SARs generally received one ordinary share of Adient for every ten ordinary shares of JCI held at the close of business on October 19, 2016, the record date of the distribution, and cash in lieu of fractional shares (if any) of Adient. Accordingly, certain executives and employees of Adient hold converted awards in both JCI and Adient shares subsequent to the separation. Converted awards retained the vesting schedule and expiration date of the original awards. Outstanding stock awards related to JCI stock are not included in Adient's dilutive share calculation.
The following tables present activity related to the conversion and granting of awards during the six months ended March 31, 2017 along with the composition of outstanding and exercisable awards at March 31, 2017 for remaining JCI and new Adient awards.

Adient plc | Form 10-Q | 16

Stock Options

A summary of stock option activity for the six months ended March 31, 2017:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2016	$32.42	2,336,028
Exercised	27.22	(6,280)
Forfeited or expired	31.71	(3,330)
Converted	33.28	169,125
Converted and outstanding on October 31, 2016	32.49	2,495,543
Granted	—	—
Exercised	26.95	(827,589)
Forfeited or expired	25.88	(2,861)
Outstanding, March 31, 2017	$35.26	1,665,093	5.0	$25
Exercisable, March 31, 2017	$29.79	1,394,152	4.3	$24

JCI outstanding, March 31, 2017	$35.50	1,445,791	5.0	$16
Adient outstanding, March 31, 2017	33.66	219,302	4.4	9
Total outstanding, March 31, 2017	$35.26	1,665,093	5.0	$25

JCI exercisable, March 31, 2017	$29.44	1,199,479	4.4	$16
Adient exercisable, March 31, 2017	31.92	194,673	3.9	8
Total exercisable, March 31, 2017	$29.79	1,394,152	4.3	$24

At March 31, 2017, Adient had approximately $0.4 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Adient plc | Form 10-Q | 17

Stock Appreciation Rights

A summary of SAR activity for the six months ended March 31, 2017:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2016	$31.26	654,694
Exercised	29.68	(9,470)
Converted	33.16	41,713
Converted and outstanding on October 31, 2016	31.40	686,937
Granted	—	—
Exercised	34.74	(31,281)
Forfeited or expired	49.44	(4,979)
Outstanding, March 31, 2017	$31.10	650,677	4.0	$11
Exercisable, March 31, 2017	$27.93	613,373	3.8	$11

JCI outstanding, March 31, 2017	$31.01	590,638	4.0	$8
Adient outstanding, March 31, 2017	32.03	60,039	4.0	3
Total outstanding, March 31, 2017	$31.10	650,677	4.0	$11

JCI exercisable, March 31, 2017	$27.60	556,725	3.8	$8
Adient exercisable, March 31, 2017	31.13	56,648	3.8	3
Total exercisable, March 31, 2017	$27.93	613,373	3.8	$11

Restricted Stock

A summary of the activity of nonvested restricted stock awards for the six months ended March 31, 2017:

	Weighted Average Price	Shares/Units Subject to Restriction
Nonvested, September 30, 2016	$46.42	1,320,448
Converted	48.06	135,026
Converted and nonvested on October 31, 2016	46.57	1,455,474
Granted	45.19	1,162,213
Vested	50.31	(280,796)
Forfeited	45.31	(78,692)
Nonvested, March 31, 2017	$45.44	2,258,199

JCI nonvested, March 31, 2017	$45.58	1,039,135
Adient nonvested, March 31, 2017	45.42	1,219,064
Total nonvested, Mach 31, 2017	$45.44	2,258,199

At March 31, 2017, Adient had approximately $76 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Adient plc | Form 10-Q | 18

Performance Share Awards

A summary of the activity of nonvested performance-based share unit awards for the six months ended March 31, 2017:

	Weighted Average Price	Shares/Units Subject to PSU
Nonvested, September 30, 2016	$—	—
Converted and nonvested on October 31, 2016	—	—
Granted	44.60	236,034
Vested	—	—
Forfeited	—	—
Nonvested, March 31, 2017	$44.60	236,034

At March 31, 2017, Adient had approximately $24 million of total unrecognized compensation cost related to nonvested performance share units granted. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Note 9.	EQUITY AND NONCONTROLLING INTERESTS

The following table presents changes in consolidated shareholders' equity attributable to Adient and noncontrolling interests:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings	Parent's Net Investment	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2015	$—	$—	$—	$5,873	$(247)	$5,626	$141	$5,767
Net income	—	—	—	(642)	—	(642)	28	(614)
Foreign currency translation adjustments	—	—	—	—	31	31	1	32
Realized and unrealized gains (losses) on derivatives	—	—	—	—	8	8	—	8
Change in Parent's net investment	—	—	—	(213)	—	(213)	—	(213)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(19)	(19)
Balance at March 31, 2016	$—	$—	$—	$5,018	$(208)	$4,810	$151	$4,961

Balance at September 30, 2016	$—	$—	$—	$4,486	$(276)	$4,210	$131	$4,341
Net income	—	—	276	65	—	341	34	375
Change in Parent's net investment	—	—	—	(880)	—	(880)	—	(880)
Transfers from former Parent	—	332	—	—	—	332	—	332
Reclassification of Parent's net investment and issuance of ordinary shares in connection with separation	—	3,671	—	(3,671)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(359)	(359)	2	(357)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	9	9	—	9
Dividends declared ($0.275 per share)	—	—	(26)	—	—	(26)	—	(26)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(21)	(21)
Change in noncontrolling interest share						—	5	5
Other	—	5	—	—	—	5	—	5
Balance at March 31, 2017	$—	$4,008	$250	$—	$(626)	$3,632	$151	$3,783

Adient plc | Form 10-Q | 19

The change in Parent's net investment includes all intercompany activity with Parent prior to separation, including a $1.5 billion non-cash settlement during the three months ended December 31, 2016.

During the three months ended March 31, 2017, Adient declared a dividend of $0.275 per ordinary share. The dividend was paid on April 20, 2017.

Adient consolidates certain subsidiaries in which the noncontrolling interest party has within their control the right to require Adient to redeem all or a portion of its interest in the subsidiary. These redeemable noncontrolling interests are reported at their estimated redemption value. Any adjustment to the redemption value impacts retained earnings but does not impact net income. Redeemable noncontrolling interests which are redeemable only upon future events, the occurrence of which is not currently probable, are recorded at carrying value. The following table presents changes in the redeemable noncontrolling interests:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2017	2016	2017	2016
Beginning balance	$38	$35	$34	$31
Net income	7	6	12	12
Foreign currency translation adjustments	1	1	—	1
Dividends	—	—	—	(2)
Ending balance	$46	$42	$46	$42

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, net of tax)	2017	2016	2017	2016
Foreign currency translation adjustments
Balance at beginning of period	$(707)	$(381)	$(260)	$(229)
Aggregate adjustment for the period (net of tax effect of $0, $(2), $0 and $(2))	88	183	(359)	31
Balance at end of period	(619)	(198)	(619)	(198)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(16)	(15)	(14)	(17)
Current period changes in fair value (net of tax effect of $2, $5, $1 and $7)	6	12	2	17
Reclassification to income (net of tax effect of $2, $(4), $3 and $(6))*	5	(6)	7	(9)
Balance at end of period	(5)	(9)	(5)	(9)
Pension and postretirement plans
Balance at beginning of period	(2)	(1)	(2)	(1)
Balance at end of period	(2)	(1)	(2)	(1)
Accumulated other comprehensive income (loss), end of period	$(626)	$(208)	$(626)	$(208)
* Refer to Note 6, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

Note 10.	SIGNIFICANT RESTRUCTURING AND IMPAIRMENT COSTS

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

Adient plc | Form 10-Q | 20

In fiscal 2016, Adient committed to a significant restructuring plan (2016 Plan) and recorded $332 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives. The costs consist primarily of workforce reductions, plant closures, asset impairments, and changes in estimates to prior year plans. Of the restructuring and impairment costs recorded, $315 million relates to the Seating segment and $17 million relates to the Interiors segment. The asset impairment charge recorded during fiscal 2016 relates primarily to information technology assets within the Seating segment that will not be used going forward by Adient. The other charges recorded in fiscal 2016 of $22 million relate primarily to restructuring costs at one of Adient's joint ventures which Adient has indemnified. The restructuring actions are expected to be substantially complete in fiscal 2018.

The following table summarizes the changes in Adient's 2016 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total
Original Reserve	$223	$87	$22	$—	$332
Utilized—cash	(29)	—	(1)	—	(30)
Utilized—noncash	—	(87)	—	(2)	(89)
Balance at September 30, 2016	194	—	21	(2)	213
Utilized—cash	(13)	—	(12)	—	(25)
Utilized—noncash	—	—	—	(8)	(8)
Balance at March 31, 2017	$181	$—	$9	$(10)	$180

In fiscal 2015, Adient committed to a significant restructuring plan (2015 Plan) and recorded $182 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives. The costs consist primarily of workforce reductions, plant closures and asset impairments. The restructuring and impairment costs related to the Seating segment. The restructuring actions are expected to be substantially complete in fiscal 2017.

The following table summarizes the changes in Adient's 2015 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Currency Translation	Total
Original Reserve	$155	$27	$—	$182
Utilized—cash	(1)	—	—	(1)
Utilized—noncash	—	(27)	—	(27)
Balance at September 30, 2015	154	—	—	154
Utilized—cash	(41)	—	—	(41)
Utilized—noncash	—	—	(1)	(1)
Balance at September 30, 2016	113	—	(1)	112
Utilized—cash	(31)	—	—	(31)
Utilized—noncash	—	—	(5)	(5)
Balance at March 31, 2017	$82	$—	$(6)	$76

Adient's fiscal 2016 and 2015 restructuring plans included workforce reductions of approximately 5,500. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2017, approximately 2,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included thirteen plant closures. As of March 31, 2017, seven of the thirteen plants have been closed.

Company management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in close proximity to

Adient plc | Form 10-Q | 21

customers. This ongoing analysis includes a review of its manufacturing, engineering, purchasing and administrative functions, as well as the overall global footprint for all its businesses. Because of the importance of new vehicle sales by major automotive manufacturers to operations, Adient is affected by the general business conditions in this industry. Future adverse developments in the automotive industry could impact Adient's liquidity position, lead to impairment charges and/or require additional restructuring of its operations.

Note 11.	INCOME TAXES

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2017, Adient’s effective tax rate was 14.6% and 14.4%, respectively. The effective rates were higher than the statutory rate of 12.5% primarily due to foreign tax rate differentials and a first quarter fiscal 2017 tax law change in Hungary, partially offset by benefits from global tax planning. For the three and six months ended March 31, 2016, Adient’s effective tax rate was 1,022% and 308%, respectively. The effective rates were higher than the statutory rate primarily due to Adient's change in assertion over permanently reinvested earnings as a result of the separation ($778 million), partially offset by the benefits of global tax planning.

Uncertain Tax Positions

Prior to separation, Adient and JCI entered into a tax matters agreement that governs the parties respective rights and obligations with respect to certain tax attributes, including uncertain tax positions. As a result of the final tax matters agreement, Adient's unrecognized tax benefits decreased $477 million from September 30, 2016. At March 31, 2017, Adient had gross tax effected unrecognized tax benefits of $121 million, essentially all of which, if recognized, would impact the effective tax rate. Total net accrued interest at March 31, 2017 was approximately $12 million (net of tax benefit). The interest and penalties accrued during the three and six months ended March 31, 2017 and 2016 was not material. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Impacts of Tax Legislation and Change in Statutory Tax Rates

In December 2016, Hungary passed the 2017 tax bill which reduced the corporate income tax rate to a flat 9% rate. As a result of the law change, Adient recorded income tax expense of $5 million related to the write down of deferred tax assets.

Other tax legislation was adopted during the quarter in various jurisdictions, which did not have a material impact on Adient’s consolidated financial statements.

Other Tax Matters

In the three months ended March 31, 2017, Adient recorded $6 million of restructuring and impairment costs. Refer to Note 10, "Significant Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information. The tax benefit associated with the restructuring and impairment costs was not material.

In the three months ended March 31, 2016, Adient recorded $169 million of restructuring and impairment costs. Refer to Note 10, "Significant Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information. The restructuring and impairment costs generated a $5 million tax benefit, which was negatively impacted by the geographic mix, Adient's current tax position in these jurisdictions and the underlying tax basis in the impaired assets.

In the three months ended March 31, 2016, Adient provided income tax expense on the foreign undistributed earnings of certain non-U.S. subsidiaries associated with the separation, which resulted in a non-cash tax charge and deferred tax liability of $778 million. As a result of the separation, Adient and JCI were no longer able to assert permanent reinvestment of foreign undistributed earnings as of March 31, 2016 which resulted in this non-cash tax charge.

Note 12.	SEGMENT INFORMATION

During the first quarter of fiscal 2017, Adient began evaluating the performance of its reportable segments using an adjusted EBIT metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, qualified restructuring

Adient plc | Form 10-Q | 22

and impairment costs, restructuring related-costs, incremental "Becoming Adient" costs, separation costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization and other non-recurring items ("Adjusted EBIT"). During the second quarter of fiscal 2017, Adient decided to reclassify certain Becoming Adient costs into other reconciling categories in calculating Adjusted EBIT. This change did not impact the Adjusted EBIT numbers for any prior periods. Prior period information has been recast to the new performance metric and for the reclassifications of certain Becoming Adient costs. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.

Adient has two reportable segments for financial reporting purposes: Seating and Interiors.

•	The Seating segment produces automotive seat metal structures and mechanisms, foam, trim, fabric and complete seat systems.

•
The Interiors segment, derived from its global automotive interiors joint ventures, produces instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other products.

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2017	2016	2017	2016
Net Sales
Seating	$4,212	$4,298	$8,250	$8,531
Total net sales	$4,212	$4,298	$8,250	$8,531

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2017	2016	2017	2016
Adjusted EBIT
Seating	$312	$288	$572	$525
Interiors	22	17	52	41
Becoming Adient costs (1) (6)	(23)	—	(38)	—
Separation costs (2)	—	(72)	(10)	(132)
Restructuring and impairment costs	(6)	(169)	(6)	(169)
Purchase accounting amortization (3)	(9)	(10)	(19)	(19)
Restructuring related charges (4) (6)	(10)	(3)	(18)	(7)
Other items (5) (6)	—	35	(13)	56
Earnings before interest and income taxes	286	86	520	295
Net financing charges	(33)	(4)	(68)	(6)
Income before income taxes	$253	$82	$452	$289

(1)	Reflects incremental expenses associated with becoming an independent company.
(2)	Reflects expenses associated with and incurred prior to the separation from the former Parent.
(3)	Reflects amortization of intangible assets including those related to the YFAI joint venture recorded within equity income.
(4)	Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5)
Consists primarily of $12 million of initial funding of the Adient foundation in the three months ended December 31, 2016. Reflects a $13 million favorable commercial settlement and an $8 million multi-employer pension credit associated with the removal of costs for pension plans that remained with the former Parent in the three months ended December 31, 2015. Reflects $22 million of favorable settlements from prior year business divestitures, a $7 million multi-employer pension credit associated with the removal of costs for pension plans that remained with the former parent, and a $6 million favorable legal settlement during the three months ended March 31, 2016.

(6)	For the six months ended March 31, 2017, Becoming Adient costs decreased by $16 million and restructuring related items and other items increased by $3 million and $13 million, respectively.

Adient plc | Form 10-Q | 23

Note 13.	NONCONSOLIDATED PARTIALLY-OWNED AFFILIATES

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of March 31, 2017 and September 30, 2016. Equity in the net income of nonconsolidated partially-owned affiliates is stated in the "Equity income" line in the consolidated statements of income for the three and six months ended March 31, 2017 and 2016.

Adient maintains total investments in partially-owned affiliates of $1.9 billion and $1.7 billion at March 31, 2017 and September 30, 2016, respectively. Financial information for significant nonconsolidated partially-owned affiliates is as follows:

Summarized balance sheet data:

	March 31, 2017
(in millions)	YFAS(1)	All Other	Total
Current assets	$2,618	$4,386	$7,004
Noncurrent assets	645	2,206	2,851
Total assets	$3,263	$6,592	$9,855

Current liabilities	$2,194	$4,205	$6,399
Noncurrent liabilities	40	297	337
Noncontrolling interests	135	33	168
Shareholders' equity	894	2,057	2,951
Total liabilities and shareholders' equity	$3,263	$6,592	$9,855

	September 30, 2016
(in millions)	YFAS(1)	All Other	Total
Current assets	$2,306	$3,829	$6,135
Noncurrent assets	609	2,120	2,729
Total assets	$2,915	$5,949	$8,864

Current liabilities	$2,004	$3,851	$5,855
Noncurrent liabilities	44	151	195
Noncontrolling interests	113	27	140
Shareholders' equity	754	1,920	2,674
Total liabilities and shareholders' equity	$2,915	$5,949	$8,864

(1)	Shanghai Yanfeng Johnson Controls Seating Co., Ltd. (YFJC) joint venture was renamed to Yanfeng Adient Seating Co., Ltd. (YFAS).

Adient plc | Form 10-Q | 24

Summarized income statement data with reconciliation to Adient's equity in net income from nonconsolidated partially-owned affiliates:

	Six Months Ended March 31, 2017
(in millions)	YFAS(1)	All Other	Total
Net sales	$2,244	$6,259	$8,503
Gross profit	291	801	1,092
Operating income	221	394	615
Net income	180	367	547
Income attributable to noncontrolling interests	25	12	37
Net income attributable to the entity	155	355	510

Equity in net income, before basis adjustments	78	126	204
Basis adjustments	(2)	(10)	(12)
Equity in net income	76	116	192

	Six Months Ended March 31, 2016
(in millions)	YFAS(1)	All Other	Total
Net sales	$2,191	$6,320	$8,511
Gross profit	300	489	789
Operating income	229	358	587
Net income	190	303	493
Income attributable to noncontrolling interests	25	14	39
Net income attributable to the entity	165	289	454

Equity in net income, before basis adjustments	83	100	183
Basis adjustments	(2)	(10)	(12)
Equity in net income	81	90	171

(1)	Shanghai Yanfeng Johnson Controls Seating Co., Ltd. (YFJC) joint venture was renamed to Yanfeng Adient Seating Co., Ltd. (YFAS).

Note 14.	COMMITMENTS AND CONTINGENCIES

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $9 million and $6 million at March 31, 2017 and September 30, 2016, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

Adient is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, casualty environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to Adient, it is management's opinion that none of these will have a material

Adient plc | Form 10-Q | 25

adverse effect on Adient's financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

Note 15.	RELATED PARTY TRANSACTIONS

Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of facility management services, the sale or purchase of goods and other arrangements. Subsequent to the separation, transactions with Johnson Controls and its businesses represent third-party transactions.

Revision of Previously Reported Related Party Transactions

Adient previously identified misstatements in amounts classified as related party transactions in previously reported periods. The misstatements impacted the amounts previously disclosed in this footnote. The misstatements are not considered material, individually or in the aggregate, to previously issued financial statements. The misstatements had no impact on the consolidated financial statements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

	Six Months Ended March 31,
(in millions)	2017	2016
Net sales to related parties	$217	$220	(1)
Purchases from related parties	251	237	(1)
(1) These amounts have been revised to correct for previously reported misstatements. The revisions increased net sales to related parties by $84 million and increased purchases from related parties by $160 million for the six months ended March 31, 2016.

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)	March 31, 2017	September 30, 2016
Receivable from related parties	$145	$172
Payable to related parties	122	96

Excluding the settlement of intercompany balances in advance of the separation of Adient from JCI, average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-Q | 26

Allocations from Former Parent

Prior to the separation, the consolidated statements of income included allocations for certain support functions that were provided on a centralized basis by Johnson Controls and subsequently recorded at the business unit level, such as expenses related to employee benefits, finance, human resources, risk management, information technology, facilities, and legal, among others. Included in cost of sales and selling, general and administrative expense during the three and six months ended March 31, 2016 were $69 million and $139 million, respectively, of corporate expenses incurred by the former Parent. In addition to these allocations, approximately $107 million and $194 million, respectively, of costs related to the separation of Adient were incurred by the former Parent for the three and six months ended March 31, 2016. Of these amounts, $72 million and $132 million was deemed to directly benefit Adient as a stand-alone company. Accordingly, these costs were allocated to Adient and are reflected within selling, general and administrative expenses in the consolidated statements of income for the three and six months ended March 31, 2016. Additionally, certain intercompany transactions prior to the separation between Adient and the former Parent have not been recorded as related party transactions. These transactions were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the consolidated statements of cash flows as a financing activity and in the consolidated statements of financial position as Parent's net investment.

During the three and six months ended March 31, 2017, the allocations from the former Parent were insignificant. During the six months ended March 31, 2017 Adient and JCI finalized the reconciliation of working capital and other accounts and the net amount due from JCI of $87 million was settled in accordance with the separation agreement. The impact of the settlement is reflected within additional paid-in capital.

Adient plc | Form 10-Q | 27

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Presentation of Information
Unless the context requires otherwise, references to "Adient plc", "Adient", "we", "us", and "our" refer to Adient plc and its consolidated subsidiaries for periods subsequent to its separation from Johnson Controls International plc on October 31, 2016. For periods prior to October 31, 2016, these terms refer to the combined historical business and operations of the automotive seating and interiors business of Johnson Controls International plc. Unless the context requires otherwise, references to "JCI" and "Johnson Controls" refer to Johnson Controls International plc, and its consolidated subsidiaries, which is Adient's former Parent company. References in this Quarterly Report on Form 10-Q to the "separation" refer to the legal separation and transfer of JCI's automotive seating and interiors business to Adient on October 31, 2016.
Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient's control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the ability of Adient to meet debt service requirements, the availability and terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, and cancellation of or changes to commercial arrangements. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part I, Item 1A of the which are incorporated herein by reference. The following discussion should be read in conjunction with Adient's Annual Report on Form 10-K (the “Form 10-K”) for the year ended September 30, 2016 filed with the U.S. Securities and Exchange Commission (the "SEC"). The following discussion should be read in conjunction with the Form 10-K and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Separation from Johnson Controls
On October 31, 2016, Adient plc ("Adient") became an independent company as a result of the separation of the automotive seating and interiors business from Johnson Controls (the "separation"). Adient was incorporated under the laws of Ireland in fiscal 2016 for the purpose of holding these businesses. Adient's ordinary shares began trading "regular-way" under the ticker symbol "ADNT" on the New York Stock Exchange on October 31, 2016. Upon becoming an independent company, the capital structure of Adient consisted of 500 million authorized ordinary shares and 100 million authorized preferred shares (par value of $0.001 per ordinary and preferred share). The number of Adient ordinary shares issued on October 31, 2016 was 93,671,810.

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

Adient plc | Form 10-Q | 28

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
Global Automotive Industry
Adient conducts its business in the automotive industry, which is highly competitive and sensitive to economic conditions. During each of the three and six months ended March 31, 2017 and 2016, the global automotive industry experienced modest global growth. Growth in China production has outpaced the global growth rate throughout fiscal 2017. In the three months ended March 31, 2017, Europe production experienced growth based on recovering demand in Western Europe, North America production has remained consistent, South America production experienced significant growth while production in the remaining Asian and other regions was mixed due to varying economic, political and social factors.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended March 31,			Six Months Ended March 31,
(units in thousands)	2017	Change	2016	2017	Change	2016
Global	23,937	5%	22,702	48,617	6%	46,017
North America	4,570	3%	4,457	8,931	2%	8,786
South America	728	19%	612	1,481	14%	1,304
Europe	6,106	6%	5,734	11,683	3%	11,370
China	6,896	7%	6,471	15,284	11%	13,730
Asia, excluding China, and Other	5,637	4%	5,428	11,238	4%	10,827

Source: IHS Automotive, April 2017

Financial Results Summary
Significant aspects of Adient's financial results for the three and six months ended March 31, 2017 include the following:

•
Adient recorded net sales of $4,212 million for the three months ended March 31, 2017, representing a decrease of $86 million when compared to the same period in the prior year. Foreign currency had an unfavorable impact of $46 million, with the remaining decrease resulting from lower volumes. Adient recorded net sales of $8,250 million for the six months ended March 31, 2017, representing a decrease of $281 million when compared to the same period in the prior year. Foreign currency had an unfavorable impact of $85 million, with the remaining decrease resulting from lower volumes.

•
Gross profit was $379 million or 9% of net sales for the three months ended March 31, 2017 compared to $430 million or 10% of net sales for the same period in the prior year. Gross profit was $729 million or 9% of net sales for the six months ended March 31, 2017 compared to $798 million or 9% of net sales for the same period in the prior year.

Adient plc | Form 10-Q | 29

•
Equity income was $91 million for the three months ended March 31, 2017 which is $14 million higher than the same period in the prior year. The increase is primarily due to higher income at certain Seating affiliates and YFAI, partially offset by unfavorable foreign currency. Equity income was $192 million for the six months ended March 31, 2017 which is $21 million higher than the same period in the prior year. The increase is primarily due to higher income at certain Seating affiliates and YFAI, partially offset by unfavorable foreign currency.

•
Net income attributable to Adient was $192 million for the three months ended March 31, 2017 which is $971 million higher than the same period in the prior year. The increase is primarily due to a prior year tax expense related to the change in assertion over permanently reinvested earnings as a result of the separation ($778 million) and lower restructuring and impairment charges ($163 million), as well as to overall lower selling, general and administrative expenses, higher equity income and lower income tax expense, partially offset by higher interest costs and an overall unfavorable impact of foreign currency. Net income attributable to Adient was $341 million for the six months ended March 31, 2017 which is $983 million higher than the same period in the prior year as a result of the same factors impacting the three months ended March 31, 2017.

Results of Operations

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	Change	2016	2017	Change	2016
Net sales	$4,212	-2%	$4,298	$8,250	-3%	$8,531
Cost of sales	3,833	-1%	3,868	7,521	-3%	7,733
Gross profit	379	-12%	430	729	-9%	798
Selling, general and administrative expenses	178	-29%	252	395	-22%	505
Restructuring and impairment costs	6	-96%	169	6	-96%	169
Equity income	91	18%	77	192	12%	171
Earnings before interest and income taxes	286	*	86	520	76%	295
Net financing charges	33	*	4	68	*	6
Income before income taxes	253	*	82	452	56%	289
Income tax provision	37	-96%	838	65	-93%	891
Net income (loss)	216	*	(756)	387	*	(602)
Income attributable to noncontrolling interests	24	4%	23	46	15%	40
Net income (loss) attributable to Adient	$192	*	$(779)	$341	*	$(642)

* Measure not meaningful
Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	Change	2016	2017	Change	2016
Net sales	$4,212	-2%	$4,298	$8,250	-3%	$8,531
Net sales for the three months ended March 31, 2017 were unfavorably impacted by foreign currency ($46 million). Excluding the impact of foreign currency, net sales decreased by $40 million, or 1%, primarily due to lower volumes in North America resulting from capital constraints prior to fiscal 2016, including the wind down of certain plants, partially offset by increased volumes in Europe and Asia. Refer to the segment analysis below for a discussion of net sales for the Seating segment
Net sales for the six months ended March 31, 2017 were unfavorably impacted by foreign currency ($85 million). Excluding the impact of foreign currency, net sales decreased by $196 million, or 2%, primarily due to lower volumes in North America resulting from capital constraints prior to fiscal 2016, including the wind down of certain plants, partially offset by increased volumes in Europe, Asia and South America. Refer to the segment analysis below for a discussion of net sales for the Seating segment.

Adient plc | Form 10-Q | 30

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	Change	2016	2017	Change	2016
Cost of sales	$3,833	-1%	$3,868	$7,521	-3%	$7,733
Gross profit	379	-12%	430	729	-9%	798
% of sales	9.0%		10.0%	8.8%		9.4%
Cost of sales decreased $35 million for the three months ended March 31, 2017 when compared with the same period in 2016 due to lower sales volumes and favorable foreign currency ($47 million), partially offset by Becoming Adient costs ($13 million) and higher commodity costs ($24 million). These items were the primary drivers of the decrease in gross profit as a percentage of net sales. Refer to the segment analysis below for a discussion of segment profitability.
Cost of sales decreased $212 million for the six months ended March 31, 2017 when compared with the same period in 2016 due to lower sales volumes and favorable foreign currency ($87 million), partially offset by Becoming Adient costs ($22 million) and higher commodity costs ($39 million). These items were the primary drivers of the decrease in gross profit as a percentage of net sales. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	Change	2016	2017	Change	2016
Selling, general and administrative expenses	$178	-29%	$252	$395	-22%	$505
% of sales	4.2%		5.9%	4.8%		5.9%
Selling, general and administrative expenses (SG&A) for the three months ended March 31, 2017 was unfavorably impacted by Becoming Adient costs ($10 million) and favorably impacted by foreign currency ($2 million). Meanwhile, prior year SG&A expense included favorable settlements from previous business divestitures ($22 million), a pension credit associated with pension plans retained by JCI ($7 million), a favorable legal settlement ($6 million) and separation costs ($72 million). Excluding the impact of the above items, SG&A decreased by 21%, primarily due to cost reduction initiatives and overall lower stand-alone costs compared to allocated costs from the former Parent. Refer to the segment analysis below for a discussion of segment profitability.
Selling, general and administrative expenses (SG&A) for the six months ended March 31, 2017 was unfavorably impacted by Becoming Adient costs ($16 million), initial funding of the Adient foundation ($12 million) and separation costs ($10 million) and favorably impacted by foreign currency ($3 million). Prior year SG&A expense included favorable settlements from previous business divestitures ($22 million), favorable commercial settlements ($13 million), a pension credit associated with pension plans retained by JCI ($15 million), a favorable legal settlement ($6 million) and separation costs ($132 million). Excluding the impact of the above items, SG&A decreased by 16%, primarily due to cost reduction initiatives and overall lower stand-alone costs compared to allocated costs from the former Parent. Refer to the segment analysis below for a discussion of segment profitability.

Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	Change	2016	2017	Change	2016
Restructuring and impairment costs	$6	-96%	$169	$6	-96%	$169

Refer to Note 10, "Significant Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Adient plc | Form 10-Q | 31

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	Change	2016	2017	Change	2016
Net financing charges	$33	*	$4	$68	*	$6

* Measure not meaningful

Net financing charges increased in the three and six months ended March 31, 2017 compared to the same periods in the prior year due to the debt incurred in connection with the separation from the former Parent.

Equity Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	Change	2016	2017	Change	2016
Equity income	$91	18%	$77	$192	12%	$171
Equity income for the three months ended March 31, 2017 was unfavorably impacted by foreign currency ($3 million). Excluding the impact of foreign currency, equity income increased by $17 million, or 22% primarily due to higher income at Seating affiliates ($11 million) and YFAI ($6 million). Refer to the segment analysis below for a discussion of segment profitability. Refer to Note 13, "Nonconsolidated Partially-Owned Affiliates," of the notes to consolidated financial statements for further disclosure related to Adient's nonconsolidated partially-owned affiliates.
Equity income for the six months ended March 31, 2017 was unfavorably impacted by foreign currency ($9 million). Excluding the impact of foreign currency, equity income increased by $30 million, or 18% primarily due to higher income at Seating affiliates ($17 million) and YFAI ($13 million). Refer to the segment analysis below for a discussion of segment profitability. Refer to Note 13, "Nonconsolidated Partially-Owned Affiliates," of the notes to consolidated financial statements for further disclosure related to Adient's nonconsolidated partially-owned affiliates.
Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	Change	2016	2017	Change	2016
Income tax provision	$37	-96%	$838	$65	-93%	$891
The effective tax rates of 14.6% and 14.4% for the three and six months ended March 31, 2017, respectively, were higher than the statutory rate primarily due to foreign tax rate differentials and a first quarter fiscal 2017 tax law change in Hungary, partially offset by benefits from global tax planning. The effective tax rates of 1,022% and 308% for the three and six months ended March 31, 2016, were higher than the statutory rate primarily due to Adient's change in assertion over permanently reinvested earnings as a result of the separation, partially offset by the benefits of global tax planning
Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	Change	2016	2017	Change	2016
Income attributable to noncontrolling interests	$24	4%	$23	$46	15%	$40
The increase in income attributable to noncontrolling interests for the three and six months ended March 31, 2017 was primarily due to higher income at partially-owned Seating affiliates in North America.

Adient plc | Form 10-Q | 32

Net Income Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	Change	2016	2017	Change	2016
Net income (loss) attributable to Adient	$192	*	$(779)	$341	*	$(642)

* Measure not meaningful
The increase in net income attributable to Adient for the three months ended March 31, 2017 was primarily due to a prior year one-time tax expense related to the change in assertion over permanently reinvested earnings as a result of the separation ($778 million), and lower restructuring and impairment costs ($163 million), as well as to overall lower current year selling, general and administrative expenses, higher equity income and lower income taxes due to a lower effective tax rate, partially offset by higher interest costs, higher commodity costs, lower volumes and an unfavorable impact of foreign currency ($3 million).
The increase in net income attributable to Adient for the six months ended March 31, 2017 was primarily due to a prior year one-time tax expense related to the change in assertion over permanently reinvested earnings as a result of the separation ($778 million), and lower restructuring and impairment costs ($163 million), as well as to overall lower current year selling, general and administrative expenses, higher equity income and lower income taxes due a lower effective tax rate partially offset by higher interest costs, higher commodity costs, lower volumes and an unfavorable impact of foreign currency ($9 million).
Comprehensive Income Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	Change	2016	2017	Change	2016
Comprehensive income (loss) attributable to Adient	$291	*	$(590)	$(9)	-99%	$(603)

* Measure not meaningful
The increase in comprehensive income attributable to Adient for the three months ended March 31, 2017 was primarily due to higher net income attributable to Adient ($971 million), partially offset by unfavorable foreign currency ($95 million). These year-over-year unfavorable foreign currency impacts were primarily driven by the weakening of the Mexican peso, Japanese yen and Chinese yuan currencies against the U.S. dollar.
The decrease in comprehensive loss attributable to Adient for the six months ended March 31, 2017 was primarily due to higher net income attributable to Adient ($983 million), partially offset by unfavorable foreign currency ($390 million). These year-over-year unfavorable foreign currency impacts were primarily driven by the weakening of the Euro currency against the U.S. dollar.
Segment Analysis

During the first quarter of fiscal 2017, Adient began evaluating the performance of its reportable segments using an adjusted EBIT metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, qualified restructuring and impairment costs, restructuring related-costs, incremental "Becoming Adient" costs, separation costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization and other non-recurring items ("Adjusted EBIT"). During the second quarter of fiscal 2017, Adient decided to reclassify certain Becoming Adient costs into other reconciling categories in calculating Adjusted EBIT. This change did not impact the Adjusted EBIT numbers for any prior periods. Prior period information has been recast to the new performance metric and for the reclassifications of certain Becoming Adient costs. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker. Refer to Note 12, "Segment Information" of the notes to consolidated financial statements for further disclosure related to Adient's segments.

Adient plc | Form 10-Q | 33

Adient has two reportable segments for financial reporting purposes: Seating and Interiors.

•	The Seating segment produces automotive seat metal structures and mechanisms, foam, trim, fabric and complete seat systems.

•
The Interiors segment, derived from its global automotive interiors joint ventures, produces instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other products.

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	Change	2016	2017	Change	2016
Net Sales
Seating	$4,212	-2%	$4,298	$8,250	-3%	$8,531
Total net sales	$4,212		$4,298	$8,250		$8,531

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	Change	2016	2017	Change	2016
Adjusted EBIT
Seating	$312	8%	$288	$572	9%	$525
Interiors	22	29%	17	52	27%	41
Becoming Adient costs (1) (6)	(23)	*	—	(38)	*	—
Separation costs (2)	—	*	(72)	(10)	*	(132)
Restructuring and impairment costs	(6)	-96%	(169)	(6)	-96%	(169)
Purchase accounting amortization (3)	(9)	-10%	(10)	(19)	—%	(19)
Restructuring related charges (4) (6)	(10)	*	(3)	(18)	*	(7)
Other items (5) (6)	—	*	35	(13)	*	56
Earnings before interest and income taxes	286	*	86	520	76%	295
Net financing charges	(33)	*	(4)	(68)	*	(6)
Income before income taxes	$253	*	$82	$452	56%	$289

* Measure not meaningful

(1)	Reflects incremental expenses associated with becoming an independent company.
(2)	Reflects expenses associated with and incurred prior to the separation from the former Parent.
(3)	Reflects amortization of intangible assets including those related to the YFAI joint venture recorded within equity income.
(4)	Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5)
Consists primarily of $12 million of initial funding of the Adient foundation in the three months ended December 31, 2016. Reflects a $13 million favorable commercial settlement and an $8 million multi-employer pension credit associated with the removal of costs for pension plans that remained with the former Parent in the three months ended December 31, 2015. Reflects $22 million of favorable settlements from prior year business divestitures, a $7 million multi-employer pension credit associated with the removal of costs for pension plans that remained with the former parent, and a $6 million favorable legal settlement during the three months ended March 31, 2016.

(6)	For the six months ended March 31, 2017, Becoming Adient costs decreased by $16 million and restructuring related items and other items increased by $3 million and $13 million, respectively.

Adient plc | Form 10-Q | 34

Seating

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	Change	2016	2017	Change	2016
Net sales	$4,212	-2%	$4,298	$8,250	-3%	$8,531
Adjusted EBIT	312	8%	288	572	9%	525

Net sales decreased for the three months ended March 31, 2017 due to the unfavorable impact of foreign currency ($46 million), and lower volumes resulting from capital constraints prior to fiscal 2016 ($50 million), partially offset by net favorable pricing and commercial settlements ($10 million). The decrease in volumes is attributable to North America, partially offset by increased volumes in Europe and Asia.

Net sales decreased for the six months ended March 31, 2017 due to the unfavorable impact of foreign currency ($85 million), and lower volumes resulting from capital constraints prior to fiscal 2016 ($214 million), partially offset by net favorable pricing and commercial settlements ($18 million). The decrease in volumes is attributable to North America, partially offset by increased volumes in Europe, Asia and South America.
Adjusted EBIT increased for the three months ended March 31, 2017 by $24 million due to lower selling, general and administrative expenses ($34 million), higher equity income ($11 million), lower engineering expenses ($10 million) and the favorable impact of foreign currency ($1 million), partially offset by higher commodity costs ($24 million) and the impact of lower volumes ($8 million).
Adjusted EBIT increased for the six months ended March 31, 2017 by $47 million due to lower selling, general and administrative expenses ($58 million), net operating and commercial margin improvements ($30 million), higher equity income ($17 million), lower engineering expenses ($14 million), partially offset by higher commodity costs ($39 million), lower volumes ($31 million) and the unfavorable impact of foreign currency ($2 million).
Interiors

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	Change	2016	2017	Change	2016
Adjusted EBIT	$22	29%	$17	$52	27%	$41
Adjusted EBIT increased for the three and six months ended March 31, 2017 due to higher equity income primarily attributable to favorable product mix ($6 million and $13 million, respectively), partially offset by the unfavorable impact of foreign currency ($1 million and $2 million, respectively).

Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Funding also came from Johnson Controls through October 31, 2016 and as part of the separation agreement. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below and refer to Note 5, "Debt and Financing Arrangements," of the notes to consolidated financial statements for discussion of financing arrangements.

Adient plc | Form 10-Q | 35

Indebtedness
On July 27, 2016, Adient Global Holdings Ltd ("AGH"), a wholly owned subsidiary of Adient, entered into credit facilities providing for commitments with respect to a $1.5 billion revolving credit facility and a $1.5 billion Term Loan A facility ("Credit Facilities"). The Credit Facilities mature on July 2021. Commencing March 31, 2017 until the Term Loan A maturity date, amortization of the funded Term Loan A is required in an amount per quarter equal to 0.625% of the original principal amount in the first year following the closing date of the credit facilities (July 27, 2016, "the Closing Date"), 1.25% in each quarter of the second and third years following the Closing Date, and 2.5% in each quarter thereafter prior to final maturity. The credit facility contains covenants that include, among other things and subject to certain significant exceptions, restrictions on Adient's ability to declare or pay dividends, make certain payments in respect of the notes, create liens, incur additional indebtedness, make investments, engage in transactions with affiliates, enter into agreements restricting Adient's subsidiaries' ability to pay dividends, dispose of assets and merge or consolidate with any other person. In addition, the credit facilities contain a financial maintenance covenant requiring Adient to maintain a total net leverage ratio equal to or less than 3.5x adjusted EBITDA, calculated on a quarterly basis. The Term Loan A Facility also requires mandatory prepayments in connection with certain non-ordinary course asset sales and insurance recovery and condemnation events, among other things, and subject in each case to certain significant exceptions.
The full amount of the Term Loan A facility was drawn down in the fourth quarter of fiscal 2016. These funds were transferred to JCI at the time of the draw down and reflected within net transfers to Parent in the consolidated statement of cash flow during the fourth quarter of fiscal 2016. The drawn portion of the Credit Facilities bear interest based on LIBOR plus a margin between 1.25% - 2.25%, based on Adient's total net leverage ratio. In February 2017, Adient repaid $100 million of the Term Loan A. The amount repaid was treated as a prepayment of the quarterly mandatory principle amortization for the period between March 2017 and September 2018.
AGH will pay a commitment fee on the unused portion of the commitments under the revolving credit facility based on the total net leverage ratio of Adient, ranging from 0.15% to 0.35%. No amounts were outstanding or drawn under the revolving credit facility at or for the three or six months ended March 31, 2017.
On August 19, 2016, AGH issued $0.9 billion aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 and €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024, in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The proceeds of the notes were used, together with the Term Loan A, to pay a distribution to JCI, with the remaining proceeds used for working capital and general corporate purposes.
Sources of Cash Flows

	Six Months Ended March 31,
(in millions)	2017	2016
Cash provided (used) by operating activities	$143	$294
Cash provided (used) by investing activities	(293)	(152)
Cash provided (used) by financing activities	782	(121)
Capital expenditures	(302)	(186)

Cash flows from operating activities

The decrease in cash from operating activities was primarily due to unfavorable changes in working capital. In particular, the increase in accounts receivable and decrease in accrued restructuring in the current period and higher related-party receipts in the prior period, partially offset by increased levels of accounts payable in the current period accounted for the lower level of cash from operations in the first six months of fiscal 2017.

Cash flows from investing activities

The increase in cash used by investing activities was primarily due to higher capital expenditures during the first six months of fiscal 2017, partially offset by proceeds from a business divestiture in the first six months of fiscal 2016. See below for discussion of capital expenditures.

Adient plc | Form 10-Q | 36

Cash flows from financing activities

The increase in cash from financing activities was primarily due to amounts funded by our former Parent during the first six months of fiscal 2017 to fund working capital, capital expenditures and establish opening cash balances for Adient at October 31, 2016.

Capital expenditures

The increase in capital expenditures was primarily related to capital investments related to increased program spending on product launches and other capital costs associated with becoming an independent company.

Working capital

(in millions)	March 31, 2017	September 30, 2016
Current assets	$4,440	$5,691
Current liabilities	4,087	4,260
Working capital	$353	$1,431

The decrease in working capital of $1.1 billion is more than explained by the release of the restricted cash balance ($2 billion) during the first quarter of fiscal 2017. This restricted cash was raised through a bond offering in August 2016 for purposes of paying a distribution to our former Parent upon separation. After adjusting for this payment, working capital increased by $956 million since prior year end. The majority of this increase relates to cash payments from our former Parent according to the terms of our separation agreement. In particular, it was agreed that our opening cash balance would approximate $550 million (our cash balance was $105 million at September 30, 2016) adjusted for various items per the separation agreement. Our former Parent paid us approximately $600 million before separation and another $315 million post separation as a result of the various mechanisms defined in our separation agreement. While our earnings and working capital management contributed additional positive impacts to cash during the six months ended March 31, 2017, these were largely offset by a $100 million debt paydown and higher year over year capital investment in the business.
Restructuring and Impairment Costs
Adient committed to a significant restructuring plan in fiscal 2016 in order to drive cost efficiencies and to balance our global production against demand and recorded $332 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives primarily in the Seating segment. The costs consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring action, the fiscal 2016 restructuring plan will reduce annual operating costs by approximately $150 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense, of which approximately 70%-75% will result in net savings. For fiscal 2017, the savings, net of execution costs, are expected to approximate 30% of the expected annual operating cost reduction. Adient expects that savings, net of execution costs, will partially be achieved in fiscal years 2017-2018 and the full annual benefit of these actions is expected in fiscal 2019. The restructuring action is expected to be substantially complete in fiscal 2018. The restructuring plan reserve balance of $180 million at March 31, 2017 is expected to be paid in cash.

Adient committed to a significant restructuring plan in fiscal 2015 in order to drive cost efficiencies and to balance our global production against demand and recorded $182 million of restructuring and impairment costs in the consolidated statements of income. The costs consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring action, the fiscal 2015 restructuring plan will reduce annual operating costs by approximately $130 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense of which approximately 25%-30% will result in net savings. For fiscal 2017, the savings, net of execution costs, are expected to approximate 25% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in fiscal 2017. The restructuring plan reserve balance of $76 million at March 31, 2017 is expected to be paid in cash.
Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to the off-balance sheet arrangements and contractual obligations disclosed in Adient's Annual Report on Form 10-K for the year ended September 30, 2016.

Adient plc | Form 10-Q | 37

Effects of Inflation and Changing Prices
The effects of inflation have not been significant to Adient's results of operations in recent years. Generally, Adient has been able to implement operating efficiencies to sufficiently offset cost increases, which have been moderate.
Critical Accounting Estimates and Policies
See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the year ended September 30, 2016, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three and six months ended March 31, 2017.
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
As of March 31, 2017, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the year ended September 30, 2016.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, Adient's principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in SEC rules and forms. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three and six months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Adient plc | Form 10-Q | 38

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

There are no material changes from the risk factors as previously disclosed in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities
None.
(b) Use of Proceeds
Not applicable.
(c) Repurchases of Equity Securities
On March 13, 2017, Adient’s board of directors authorized Adient to repurchase its ordinary shares up to an aggregate purchase price of $250 million until December 31, 2019.  Adient did not repurchase any shares under this authorization during the quarter ended March 31, 2017.  Accordingly, as of March 31, 2017, Adient remained able to repurchase up to $250 million of its ordinary shares under this authorization.

Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through any one or more of a Rule 10b5-1 trading plan and discretionary purchases on the open market, by block trades or privately negotiated transactions.  The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Adient plc | Form 10-Q | 39

Item 5.	Other Information

None.

Item 6.	Exhibit Index

Reference is made to the separate exhibit index included elsewhere within.

Adient plc | Form 10-Q | 40

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Chairman and Chief Executive Officer
Date:	May 1, 2017

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	May 1, 2017

Adient plc | Form 10-Q | 41

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document