Form 10-K/A
period 2016-09-30
Adient plc
filed 2017-06-29
CIK 1670541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37757

Adient plc

(exact name of Registrant as specified in its charter)

Ireland	98-1328821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25-28 North Wall Quay, IFSC, Dublin 1, Ireland

(Address of principal executive offices)

Registrant’s telephone number, including area code: 414-220-8900

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Smaller reporting company	☐	Non-accelerated filer	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

As of March 31, 2016, the registrant’s ordinary shares were not publicly traded. At October 31, 2016, 93,671,810 ordinary shares were issued and outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to its 2017 annual general meeting of shareholders that was held on March 13, 2017 (the “2017 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2017 Proxy Statement was filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2016, originally filed on November 29, 2016 (the “Original 10-K”), of Adient plc (“Adient”). Adient is filing this Amendment to amend Item 15 to include the separate financial statements of Yanfeng Adient Seating Co., Ltd. (“YFAS”), which was formerly known as “Shanghai Yanfeng Johnson Controls Seating Co., Ltd.”, as required by Rule 3-09 of Regulation S-X because YFAS was deemed significant to the Company under Rule 3-09 of Regulation S-X (the “Rule 3-09 financial statements”). The Rule 3-09 financial statements were not included in the Original 10-K because, as previously disclosed, YFAS’s fiscal year ended on December 31, 2016, after the date of the filing of the Original 10-K. The Rule 3-09 financial statements include consolidated balance sheets of YFAS as of December 31, 2016, 2015 and 2014, and the related consolidated income statements, changes in owners’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In accordance with Rule 3-09 of Regulation S-X, only the financial statements as of and for the years ended December 31, 2016 and December 31, 2014 are required to be audited. The Rule 3-09 financial statements as of and for the year ended December 31, 2015 are unaudited. The Rule 3-09 financial statements were prepared and provided to Adient by YFAS.

In addition, Adient is filing this Amendment to refile certain exhibits that were not originally filed in .htm format.

This Amendment should be read in conjunction with the Original 10-K. The Original 10-K has not been amended or updated to reflect events occurring after November 29, 2016, except as specifically set forth in this Amendment.

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	Combined Financial Statements:

(2)	Financial Statement Schedules

	Year Ended September 30,
(in millions)	2016	2015	2014
Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$12	$11	$14
Provision charged to costs and expenses	17	14	17
Reserve adjustments	(8)	(13)	(18)
Transfers to held for sale	—	—	(2)

Balance at end of period	$21	$12	$11

Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$392	$459	$426
Allowance provision for new operating and other loss carryforwards	53	24	33
Allowance provision (benefit) adjustments	(178)	(91)	—

Balance at end of period	$267	$392	$459

The financial statements of YFAS and its consolidated subsidiaries required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this Amendment.

All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the combined financial statements and notes thereto included in this Amendment.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the signature page of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc

By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Chairman and Chief Executive Officer

Date:	June 29, 2017

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer

Date:	June 29, 2017

EXHIBIT INDEX

Exhibit No.	Exhibit Title

2.1	Separation and Distribution Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)).#

3.1	Memorandum of Association and Amended and Restated Articles of Association of Adient (incorporated by reference to Exhibit 3.1 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).

4.1	Indenture, dated as of August 19, 2016, between Adient Global Holdings Ltd and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)).

4.2	Indenture, dated as of August 19, 2016, among Adient Global Holdings Ltd, U.S. Bank National Association, Elavon Financial Services DAC, UK Branch, and Elavon Financial Services DAC (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)).

4.3	Guarantor Supplemental Indenture to the Euro Notes Indenture, dated as of October 14, 2016, by and among Adient Global Holdings Limited, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Limited party thereto (incorporated by reference to Exhibit 4.1 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).

4.4	Guarantor Supplemental Indenture to the Dollar Notes Indenture, dated as of October 14, 2016, by and among Adient Global Holdings Limited, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Limited party thereto (incorporated by reference to Exhibit 4.2 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).

4.5	Guarantor Supplemental Indenture to the Euro Notes Indenture, dated as of October 31, 2016, by and among Adient plc, Adient Global Holdings Limited, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Limited party thereto (incorporated by reference to Exhibit 4.3 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).

4.6	Guarantor Supplemental Indenture to the Dollar Notes Indenture, dated as of October 31, 2016, by and among Adient plc, Adient Global Holdings Limited, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Limited party thereto (incorporated by reference to Exhibit 4.4 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).

10.1	Transition Services Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited, as amended October 31, 2016.

10.2	Tax Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited, as amended October 31, 2016.

10.3	Employee Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)).

10.4	Transitional Trademark License Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)).

10.5	Form of Indemnification Agreement (Ireland) with individual directors and officers.

10.6	Form of Indemnification Agreement (US) with individual directors and officers.

10.7	Joint Venture Contract, dated October 22, 1997, between Shanghai Yanfeng Automotive Trim Company, Ltd. and Johnson Controls International, Inc., as amended (incorporated by reference to Exhibit 10.7 of Adient plc’s Registration Statement on Form 10 filed April 27, 2016 (File No. 1-37757)).

10.8	Credit Agreement, dated as of July 27, 2016, among Adient Global Holdings Ltd, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to Adient plc’s Registration Statement on Form 10 filed July 28, 2016 (File No. 1-37757)).

10.9	Adient plc 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to Adient plc’s Registration Statement on Form S-8 filed October 28, 2016 (File No. 1-37757)).*

10.10	Form of Adient plc Restricted Shares or Restricted Share Unit Award Agreement.*

10.11	Form of Adient plc Performance Share Unit Award Agreement.*

10.12	Adient plc 2016 Director Share Plan (incorporated by reference to Exhibit 4.2 to Adient plc’s Registration Statement on Form S-8 filed October 28, 2016 (File No. 1-37757)).*

10.13	Adient US LLC Retirement Restoration Plan, as amended and restated effective November 7, 2016.*

10.14	Adient US LLC Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).*

10.15	Adient plc Executive Compensation Incentive Recoupment Policy.*

10.16	Employment Agreement, dated January 17, 2008, between Johnson Controls, Inc. and R. Bruce McDonald (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to Adient plc’s Registration Statement on Form 10 filed August 16, 2016 (File No. 1-37757)).*

10.17	Change of Control Employment Agreement, dated September 25, 2012, between Johnson Controls, Inc. and R. Bruce McDonald (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Adient plc’s Registration Statement on Form 10 filed August 16, 2016 (File No. 1-37757)).*

10.18	Adient plc Flexible Perquisites Program.*

10.19	Adient plc Compensation Summary and Ownership Guidelines for Non-Employee Directors.*

21.1	List of Subsidiaries.†

23.1	Consent of Independent Registered Public Accounting Firm, dated November 29, 2017.†

23.2	Consent of PricewaterhouseCoopers Zhong Tian LLC, Independent Auditors of YFAS and Consolidated Subsidiaries, dated June 29, 2017.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 29, 2016.†

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 29, 2016.†

31.3	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 29, 2017.

31.4	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 29, 2017.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 29, 2016.†

32.2	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 29, 2017.

99.1	Financial Statements of YFAS and Consolidated Subsidiaries as of December 31, 2016, December 31, 2015 and December 31, 2014 and for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Adient hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.
†	Previously filed with the Original 10-K.
*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.