Form 10-Q
period 2017-06-30
Adient plc
filed 2017-07-31
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
or
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

At June 30, 2017, 93,126,722 ordinary shares were outstanding.

Adient plc | Form 10-Q | 1

Adient plc
Form 10-Q
For the Three and Nine Months Ended June 30, 2017

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Adient plc
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Net sales	$4,017	$4,362	$12,267	$12,893
Cost of sales	3,646	3,916	11,167	11,649
Gross profit	371	446	1,100	1,244
Selling, general and administrative expenses	169	315	564	820
Restructuring and impairment costs	—	75	6	244
Equity income	94	89	286	260
Earnings before interest and income taxes	296	145	816	440
Net financing charges	31	2	99	8
Income before income taxes	265	143	717	432
Income tax provision	39	136	104	1,027
Net income (loss)	226	7	613	(595)
Income attributable to noncontrolling interests	22	21	68	61
Net income (loss) attributable to Adient	$204	$(14)	$545	$(656)

Earnings per share:
Basic	$2.18	$(0.15)	$5.82	$(7.00)
Diluted	$2.17	$(0.15)	$5.80	$(7.00)

Cash dividends declared per share	$—	$—	$0.275	$—

Shares used in computing earnings per share:
Basic	93.4	93.7	93.6	93.7
Diluted	93.9	93.7	94.0	93.7

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net income (loss)	$226	$7	$613	$(595)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	131	(85)	(226)	(52)
Realized and unrealized gains (losses) on derivatives	3	4	12	12
Other comprehensive income (loss)	134	(81)	(214)	(40)
Total comprehensive income (loss)	360	(74)	399	(635)
Comprehensive income (loss) attributable to noncontrolling interests	23	21	71	63
Comprehensive income (loss) attributable to Adient	$337	$(95)	$328	$(698)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions)	June 30, 2017	September 30, 2016
Assets
Cash and cash equivalents	$669	$105
Restricted cash	—	2,034
Accounts receivable - net	2,015	2,082
Inventories	654	660
Other current assets	833	810
Current assets	4,171	5,691
Property, plant and equipment - net	2,302	2,195
Goodwill	2,190	2,179
Other intangible assets - net	102	113
Investments in partially-owned affiliates	1,967	1,748
Other noncurrent assets	1,328	1,064
Total assets	$12,060	$12,990
Liabilities and Shareholders' Equity
Short-term debt	$6	$41
Current portion of long-term debt	—	38
Accounts payable	2,498	2,776
Accrued compensation and benefits	420	430
Restructuring reserve	213	351
Other current liabilities	695	624
Current liabilities	3,832	4,260
Long-term debt	3,393	3,442
Pension and postretirement benefits	173	188
Other noncurrent liabilities	566	725
Long-term liabilities	4,132	4,355
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	22	34
Preferred shares issued, par value $0.001; 100,000,000 shares authorized Zero shares issued and outstanding at June 30, 2017	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 93,126,722 shares issued and outstanding at June 30, 2017	—	—
Additional paid-in capital	3,966	—
Retained earnings	454	—
Parent's net investment	—	4,486
Accumulated other comprehensive income (loss)	(493)	(276)
Shareholders' equity attributable to Adient	3,927	4,210
Noncontrolling interests	147	131
Total shareholders' equity	4,074	4,341
Total liabilities and shareholders' equity	$12,060	$12,990

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30,
(in millions)	2017	2016
Operating Activities
Net income (loss) attributable to Adient	$545	$(656)
Income attributable to noncontrolling interests	68	61
Net income (loss)	613	(595)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	248	240
Amortization of intangibles	13	13
Pension and postretirement benefit expense	3	2
Pension and postretirement contributions	(23)	(35)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $16 and $15, respectively)	(229)	(129)
Deferred income taxes	(9)	801
Non-cash restructuring and impairment charges	—	41
Equity-based compensation	33	20
Other	3	(4)
Changes in assets and liabilities:
Receivables	81	27
Inventories	15	16
Other assets	48	153
Restructuring reserves	(144)	89
Accounts payable and accrued liabilities	(349)	(180)
Accrued income taxes	(3)	(15)
Cash provided (used) by operating activities	300	444
Investing Activities
Capital expenditures	(417)	(312)
Sale of property, plant and equipment	27	14
Business divestitures	—	18
Changes in long-term investments	(6)	—
Other	(2)	2
Cash provided (used) by investing activities	(398)	(278)
Financing Activities
Net transfers from (to) Parent prior to separation	606	(56)
Cash transferred from former Parent post separation	315	—
Increase (decrease) in short-term debt	(38)	6
Increase in long-term debt	183	—
Repayment of long-term debt	(301)	(7)
Share repurchases	(40)	—
Cash dividends	(26)	—
Dividends paid to noncontrolling interests	(47)	(34)
Other	2	—
Cash provided (used) by financing activities	654	(91)
Effect of exchange rate changes on cash and cash equivalents	8	1
Increase (decrease) in cash and cash equivalents	564	76
Cash and cash equivalents at beginning of period	105	44
Cash and cash equivalents at end of period	$669	$120

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

Basis of Presentation
The financial statements for periods prior to October 31, 2016 were prepared on a stand-alone combined basis derived from the consolidated financial statements and accounting records of JCI as if Adient had been operating as a stand-alone company for all periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The assets and liabilities in the financial statements have been reflected on a historical cost basis, as included in the consolidated statements of financial position of JCI. The statements of income include allocations for certain support functions that were provided on a centralized basis by the former Parent and subsequently recorded at the business unit level, such as expenses related to employee benefits, finance, human resources, risk management, information technology, facilities, and legal, among others. These expenses have been allocated to Adient on the basis of direct usage when identifiable, with the remainder allocated on a proportional basis of combined sales, headcount or other measures of Adient or the former Parent. Management believes the assumptions underlying the financial statements, including the assumptions regarding allocating general corporate expenses from JCI, are reasonable. Nevertheless, the financial statements for periods prior to the separation may not include all actual expenses that would have been incurred by Adient and may not reflect the results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if Adient had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
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
The accompanying consolidated financial statements presented herein are unaudited and should be read in conjunction with the combined financial statements presented in Adient's 2016 Annual Report on Form 10-K. These consolidated financial statements have been prepared in accordance with U.S. GAAP. Such financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three and nine months ended June 30, 2017 are not necessarily indicative of the results of operations for the year ending September 30, 2017.

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
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended June 30, 2017 and September 30, 2016, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	June 30, 2017	September 30, 2016
Current assets	$213	$281
Noncurrent assets	50	45
Total assets	$263	$326

Current liabilities	$173	$219
Total liabilities	$173	$219

Restricted Cash
At September 30, 2016, Adient recorded $2 billion of restricted cash within the consolidated statements of financial position. These funds represent the proceeds from a bond issuance that were placed directly into escrow and released to Adient subsequent to September 30, 2016 and therefore represent non-cash activity in fiscal 2016. The cash was used during the nine months ended June 30, 2017 in part, to fund a distribution to Johnson Controls. The $2 billion receipt of cash from escrow, along with the distribution to and other settlements with the former Parent during the nine months ended June 30, 2017, are reflected in net transfers from parent in the consolidated statement of cash flows. Refer to Note 5, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information on the bond issuance.

Adient plc | Form 10-Q | 8

Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Adient	$204	$(14)	$545	$(656)

Denominator:
Shares outstanding	93.4	93.7	93.6	93.7
Effect of dilutive securities	0.5	—	0.4	—
Diluted shares	93.9	93.7	94.0	93.7

Earnings per share:
Basic	$2.18	$(0.15)	$5.82	$(7.00)
Diluted	$2.17	$(0.15)	$5.80	$(7.00)
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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting." ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 will be effective for Adient for the quarter ending December 31, 2019, with early adoption permitted. The impact of this guidance for Adient is dependent on any future modifications to Adient's share-based payment awards.

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

Note 2.	INVENTORIES

Inventories consisted of the following:

(in millions)	June 30, 2017	September 30, 2016
Raw materials and supplies	$494	$502
Work-in-process	36	35
Finished goods	124	123
Inventories	$654	$660

Adient plc | Form 10-Q | 10

Note 3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill in each of Adient's reporting segments for the nine months ended June 30, 2017 is as follows:

(in millions)	September 30, 2016	Business Acquisitions	Business Divestitures	Currency Translation and Other	June 30, 2017
Goodwill
Seating	$2,179	$—	$—	$11	$2,190

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	June 30, 2017			September 30, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$25	$(13)	$12	$28	$(13)	$15
Customer relationships	102	(56)	46	100	(48)	52
Trademarks	57	(23)	34	56	(19)	37
Miscellaneous	19	(9)	10	15	(6)	9
Total intangible assets	$203	$(101)	$102	$199	$(86)	$113

Amortization of other intangible assets for each of the nine months ended June 30, 2017 and 2016 was $13 million.

Note 4.	PRODUCT WARRANTIES

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
The changes in Adient's total product warranty liability are as follows:

	Nine Months Ended June 30,
(in millions)	2017	2016
Balance at beginning of period	$13	$12
Accruals for warranties issued during the period	2	7
Changes in accruals related to pre-existing warranties (including changes in estimates)	(1)	4
Settlements made (in cash or in kind) during the period	(5)	(4)
Currency translation	—	1
Balance at end of period	$9	$20

Adient plc | Form 10-Q | 11

Note 5.	DEBT AND FINANCING ARRANGEMENTS

Long-term debt consisted of the following:

(in millions)	June 30, 2017	September 30, 2016
Term Loan A - LIBOR plus 1.75% due in 2021	$1,200	$1,500
4.875% Notes due in 2026	900	900
3.50% Notes due in 2024	1,140	1,119
European Investment Bank Loan - EURIBOR plus 0.90% due in 2022	188	—
Capital lease obligations	1	2
Other	4	2
Less: debt issuance costs	(40)	(43)
Gross long-term debt	3,393	3,480
Less: current portion	—	38
Net long-term debt	$3,393	$3,442
On July 27, 2016, Adient Global Holdings Ltd ("AGH"), a wholly owned subsidiary of Adient, entered into credit facilities providing for commitments with respect to a $1.5 billion revolving credit facility and a $1.5 billion Term Loan A facility ("Credit Facilities"). The Credit Facilities mature on July 2021. Commencing March 31, 2017 until the Term Loan A maturity date, amortization of the funded Term Loan A is required in an amount per quarter equal to 0.625% of the original principal amount in the first year following the closing date of the credit facilities on July 27, 2016 ("Closing Date"), 1.25% in each quarter of the second and third years following the Closing Date, and 2.5% in each quarter thereafter prior to final maturity. The Credit Facilities contain covenants that include, among other things and subject to certain significant exceptions, restrictions on Adient's ability to declare or pay dividends, make certain payments in respect of the notes, create liens, incur additional indebtedness, make investments, engage in transactions with affiliates, enter into agreements restricting Adient's subsidiaries' ability to pay dividends, dispose of assets and merge or consolidate with any other person. In addition, the Credit Facilities contain a financial maintenance covenant requiring Adient to maintain a total net leverage ratio equal to or less than 3.5x adjusted EBITDA, calculated on a quarterly basis. The Term Loan A facility also requires mandatory prepayments in connection with certain non-ordinary course asset sales and insurance recovery and condemnation events, among other things, and subject in each case to certain significant exceptions.
The full amount of the Term Loan A facility was drawn down in the fourth quarter of fiscal 2016. These funds were transferred to the former Parent at the time of the draw down and were reflected within net transfers to the former Parent in the consolidated statement of cash flow during the fourth quarter of fiscal 2016. The drawn portion of the Credit Facilities bear interest based on LIBOR plus a margin between 1.25% - 2.25%, based on Adient's total net leverage ratio. In February 2017, Adient repaid $100 million of the Term Loan A facility. In May 2017, Adient repaid another $200 million of the Term Loan A facility. The total amount repaid was treated as a prepayment of the quarterly mandatory principle amortization for the period between March 2017 and June 2020 resulting in no required principal payment until June 2020.
AGH will pay a commitment fee on the unused portion of the commitments under the revolving credit facility based on the total net leverage ratio of Adient, ranging from 0.15% to 0.35%. No amounts were outstanding or drawn under the revolving credit facility at or for the three or nine months ended June 30, 2017.
On August 19, 2016, AGH issued $0.9 billion aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 and €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024, in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The proceeds of the notes were used, together with the Term Loan A facility, to pay a distribution to JCI, with the remaining proceeds used for working capital and general corporate purposes.
On May 29, 2017, Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, borrowed €165 million in an unsecured term loan from the European Investment Bank due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 90 basis points. Loan proceeds were used to repay $200 million of the Term Loan A.

Adient plc | Form 10-Q | 12

Net Financing Charges

Adient's net financing charges line item in the consolidated statements of income contained the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2017	2016	2017	2016
Interest expense, net of capitalized interest costs	$31	$1	$96	$4
Banking fees and debt issuance cost amortization	2	1	6	3
Interest income	(2)	—	(3)	—
Net foreign exchange	—	—	—	1
Net financing charges	$31	$2	$99	$8

Note 6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2017 and September 30, 2016.

Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.
At June 30, 2017, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 were designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. In conjunction with the separation, the currency effects of Adient's euro denominated bonds are reflected in AOCI account within invested equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.

Adient plc | Form 10-Q | 13

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	June 30, 2017	September 30, 2016	June 30, 2017	September 30, 2016
Other current assets
Foreign currency exchange derivatives	$4	$9	$5	$40
Other noncurrent assets
Equity swaps	—	—	1	—
Total assets	$4	$9	$6	$40

Other current liabilities
Foreign currency exchange derivatives	$5	$31	$—	$8
Long-term debt
Foreign currency denominated debt	1,140	1,119	—	—
Total liabilities	$1,145	$1,150	$—	$8
Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of June 30, 2017 and September 30, 2016, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	June 30, 2017	September 30, 2016	June 30, 2017	September 30, 2016
Gross amount recognized	$10	$49	$1,145	$1,158
Gross amount eligible for offsetting	(3)	(1)	(3)	(1)
Net amount	$7	$48	$1,142	$1,157

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Foreign currency exchange derivatives	$3	$(5)	$4	$(10)

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2017	2016	2017	2016
Foreign currency exchange derivatives	Cost of sales	$(3)	$10	$(13)	$25

Adient plc | Form 10-Q | 14

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income:

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2017	2016	2017	2016
Foreign currency exchange derivatives	Cost of sales	$(1)	$5	$(17)	$—
Foreign currency exchange derivatives	Net financing charges	1	9	36	(3)
Equity swap	Selling, general and administrative	1	—	—	—
Total		$1	$14	$19	$(3)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $(71) million and $(21) million for the three and nine months ended June 30, 2017, respectively, and there was no activity for the three and nine months ended June 30, 2016. For the three and nine months ended June 30, 2017 and 2016, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

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
Recurring Fair Value Measurements

The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$9	$—	$9	$—
Other noncurrent assets
Equity swaps	1	—	1	—
Total assets	$10	$—	$10	$—
Other current liabilities
Foreign currency exchange derivatives	$5	$—	$5	$—
Total liabilities	$5	$—	$5	$—

Adient plc | Form 10-Q | 15

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$49	$—	$49	$—
Total assets	$49	$—	$49	$—
Other current liabilities
Foreign currency exchange derivatives	$39	$—	$39	$—
Total liabilities	$39	$—	$39	$—

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
Adient provides certain key employees equity awards in the form of performance share units (PSUs) and restricted stock units (RSUs) under the Adient plc 2016 Omnibus Incentive Plan and provides directors with share awards under the Adient plc 2016 Director Share Plan. These plans were adopted in conjunction with the separation.
Total cash and non-cash stock-based compensation cost included in the consolidated statements of income was $11 million and $33 million for the three and nine months ended June 30, 2017, respectively, and $14 million and $20 million for the three and nine months ended June 30, 2016, respectively. Stock-based compensation expense prior to the separation was allocated to Adient based on the portion of Adient's equity compensation programs in which Adient employees participated.
In conjunction with the separation, previously outstanding stock-based compensation awards granted under JCI's equity compensation programs prior to the separation and held by certain executives and employees of Adient were adjusted and converted into new Adient equity awards using a formula designated to preserve the intrinsic value of the awards. Upon the separation on October 31, 2016, holders of JCI stock, stock options, RSUs, and SARs generally received one ordinary share of Adient for every ten ordinary shares of JCI held at the close of business on October 19, 2016, the record date of the distribution, and cash in lieu of fractional shares (if any) of Adient. Accordingly, certain executives and employees of Adient hold converted awards in both JCI and Adient shares subsequent to the separation. Converted awards retained the vesting schedule and expiration date of the original awards. Outstanding stock awards related to JCI stock are not included in Adient's dilutive share calculation.
The following tables present activity related to the conversion and granting of awards during the nine months ended June 30, 2017 along with the composition of outstanding and exercisable awards at June 30, 2017 for remaining JCI and new Adient awards.

Adient plc | Form 10-Q | 16

Stock Options

A summary of stock option activity for the nine months ended June 30, 2017:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2016	$32.42	2,336,028
Exercised	27.22	(6,280)
Forfeited or expired	31.71	(3,330)
Converted	33.28	169,125
Converted and outstanding on October 31, 2016	32.49	2,495,543
Granted	—	—
Exercised	27.13	(922,734)
Forfeited or expired	26.10	(3,083)
Outstanding, June 30, 2017	$35.65	1,569,726	4.8	$23
Exercisable, June 30, 2017	$29.67	1,298,785	4.1	$22

JCI outstanding, June 30, 2017	$35.97	1,354,043	4.9	$16
Adient outstanding, June 30, 2017	33.67	215,683	4.1	7
Total outstanding, June 30, 2017	$35.65	1,569,726	4.8	$23

JCI exercisable, June 30, 2017	$29.28	1,107,731	4.2	$16
Adient exercisable, June 30, 2017	31.90	191,054	3.6	6
Total exercisable, June 30, 2017	$29.67	1,298,785	4.1	$22

At June 30, 2017, Adient had approximately $0.3 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Adient plc | Form 10-Q | 17

Stock Appreciation Rights

A summary of SAR activity for the nine months ended June 30, 2017:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2016	$31.26	654,694
Exercised	29.68	(9,470)
Converted	33.16	41,713
Converted and outstanding on October 31, 2016	31.40	686,937
Granted	—	—
Exercised	31.20	(50,266)
Forfeited or expired	48.32	(4,757)
Outstanding, June 30, 2017	$31.29	631,914	3.7	$11
Exercisable, June 30, 2017	$27.95	594,610	3.5	$10

JCI outstanding, June 30, 2017	$31.22	571,699	3.7	$9
Adient outstanding, June 30, 2017	32.01	60,215	3.8	2
Total outstanding, June 30, 2017	$31.29	631,914	3.7	$11

JCI exercisable, June 30, 2017	$27.61	537,786	3.5	$8
Adient exercisable, June 30, 2017	31.11	56,824	3.5	2
Total exercisable, June 30, 2017	$27.95	594,610	3.5	$10

Restricted Stock

A summary of the activity of nonvested restricted stock awards for the nine months ended June 30, 2017:

	Weighted Average Price	Shares/Units Subject to Restriction
Nonvested, September 30, 2016	$46.42	1,320,448
Converted	48.06	135,026
Converted and nonvested on October 31, 2016	46.57	1,455,474
Granted	45.19	1,162,213
Vested	50.30	(281,084)
Forfeited	44.65	(47,297)
Nonvested, June 30, 2017	$45.46	2,289,306

JCI nonvested, June 30, 2017	$45.57	1,031,972
Adient nonvested, June 30, 2017	45.41	1,257,334
Total nonvested, June 30, 2017	$45.46	2,289,306

At June 30, 2017, Adient had approximately $63 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Adient plc | Form 10-Q | 18

Performance Share Awards

A summary of the activity of nonvested performance-based share unit awards for the nine months ended June 30, 2017:

	Weighted Average Price	Shares/Units Subject to PSU
Nonvested, September 30, 2016	$—	—
Converted and nonvested on October 31, 2016	—	—
Granted	44.60	236,034
Vested	—	—
Forfeited	—	—
Nonvested, June 30, 2017	$44.60	236,034

At June 30, 2017, Adient had approximately $17 million of total unrecognized compensation cost related to nonvested performance share units granted. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Adient plc | Form 10-Q | 19

Note 9.	EQUITY AND NONCONTROLLING INTERESTS

The following table presents changes in consolidated shareholders' equity attributable to Adient and noncontrolling interests:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings	Parent's Net Investment	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2015	$—	$—	$—	$5,873	$(247)	$5,626	$141	$5,767
Net income	—	—	—	(656)	—	(656)	42	(614)
Foreign currency translation adjustments	—	—	—	—	(54)	(54)	1	(53)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	12	12	—	12
Change in Parent's net investment	—	—	—	(80)	—	(80)	—	(80)
Change in noncontrolling interest share	—	—	—	—	—	—	2	2
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(55)	(55)
Balance at June 30, 2016	$—	$—	$—	$5,137	$(289)	$4,848	$131	$4,979

Balance at September 30, 2016	$—	$—	$—	$4,486	$(276)	$4,210	$131	$4,341
Net income	—	—	480	65	—	545	50	595
Change in Parent's net investment	—	—	—	(880)	—	(880)	—	(880)
Transfers from former Parent	—	326	—	—	—	326	—	326
Reclassification of Parent's net investment and issuance of ordinary shares in connection with separation	—	3,671	—	(3,671)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(229)	(229)	2	(227)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	12	12	—	12
Dividends declared ($0.275 per share)	—	—	(26)	—	—	(26)	—	(26)
Repurchase and retirement of ordinary shares	—	(40)	—	—	—	(40)	—	(40)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(41)	(41)
Change in noncontrolling interest share	—	—	—	—	—	—	5	5
Share based compensation	—	9	—	—	—	9	—	9
Balance at June 30, 2017	$—	$3,966	$454	$—	$(493)	$3,927	$147	$4,074

The change in Parent's net investment includes all intercompany activity with the former Parent prior to separation, including a $1.5 billion non-cash settlement during the three months ended December 31, 2016.

During March 2017, Adient declared a dividend of $0.275 per ordinary share, which was paid in April 2017. In July 2017, Adient declared a dividend of $0.275 per ordinary share, payable in August 2017.

During the three months ended June 30, 2017, Adient repurchased 573,437 ordinary shares for $40 million. Repurchased shares were retired immediately upon repurchase.

Adient plc | Form 10-Q | 20

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2017	2016	2017	2016
Beginning balance	$46	$42	$34	$31
Net income	6	7	18	19
Foreign currency translation adjustments	1	—	1	1
Dividends	(31)	—	(31)	(2)
Ending balance	$22	$49	$22	$49

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, net of tax)	2017	2016	2017	2016
Foreign currency translation adjustments
Balance at beginning of period	$(619)	$(198)	$(260)	$(229)
Aggregate adjustment for the period (net of tax effect of $0, $5, $0 and $16)	130	(85)	(229)	(54)
Balance at end of period	(489)	(283)	(489)	(283)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(5)	(9)	(14)	(17)
Current period changes in fair value (net of tax effect of $0, $4, $0 and $9)	—	10	1	27
Reclassification to income (net of tax effect of $0, $(4), $2 and $(10))*	3	(6)	11	(15)
Balance at end of period	(2)	(5)	(2)	(5)
Pension and postretirement plans
Balance at beginning of period	(2)	(1)	(2)	(1)
Balance at end of period	(2)	(1)	(2)	(1)
Accumulated other comprehensive income (loss), end of period	$(493)	$(289)	$(493)	$(289)
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

Adient plc | Form 10-Q | 21

costs at one of Adient's joint ventures which Adient has indemnified. The restructuring actions are expected to be substantially complete in fiscal 2018.

The following table summarizes the changes in Adient's 2016 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total
Original Reserve	$223	$87	$22	$—	$332
Utilized—cash	(29)	—	(1)	—	(30)
Utilized—noncash	—	(87)	—	(2)	(89)
Balance at September 30, 2016	194	—	21	(2)	213
Utilized—cash	(25)	—	(14)	—	(39)
Utilized—noncash	—	—	—	2	2
Balance at June 30, 2017	$169	$—	$7	$—	$176

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

The following table summarizes the changes in Adient's 2015 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Currency Translation	Total
Original Reserve	$155	$27	$—	$182
Utilized—cash	(1)	—	—	(1)
Utilized—noncash	—	(27)	—	(27)
Balance at September 30, 2015	154	—	—	154
Utilized—cash	(41)	—	—	(41)
Utilized—noncash	—	—	(1)	(1)
Balance at September 30, 2016	113	—	(1)	112
Utilized—cash	(87)	—	—	(87)
Utilized—noncash	—	—	(2)	(2)
Balance at June 30, 2017	$26	$—	$(3)	$23

Adient's fiscal 2016 and 2015 restructuring plans included workforce reductions of approximately 5,500. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2017, approximately 2,800 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included thirteen plant closures. As of June 30, 2017, eight of the thirteen plants have been closed.

Adient's management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in close proximity to customers. This ongoing analysis includes a review of its manufacturing, engineering, purchasing and administrative functions, as well as the overall global footprint for all its businesses. Because of the importance of new vehicle sales by major automotive manufacturers to operations, Adient is affected by the general business conditions in the automotive industry. Future adverse developments in the automotive industry could impact Adient's liquidity position, lead to impairment charges and/or require additional restructuring of its operations.

Adient plc | Form 10-Q | 22

Note 11.	INCOME TAXES

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2017, Adient’s effective tax rate was 14.7% and 14.5%, respectively. The effective rates were higher than the statutory rate of 12.5% primarily due to foreign tax rate differentials and a first quarter fiscal 2017 tax law change in Hungary, partially offset by benefits from global tax planning. For the three and nine months ended June 30, 2016, Adient’s effective tax rate was 95% and 238%, respectively. The effective rates were higher than the statutory rate primarily due to Adient's change in assertion over permanently reinvested earnings as a result of the separation ($778 million), the jurisdictional mix of restructuring and impairment costs, the tax impacts of separation costs, and a non-recurring non-cash tax charge in the third quarter of fiscal 2016 related to changes in entity tax status associated with the separation ($85 million), partially offset by the benefits of global tax planning.

Uncertain Tax Positions

Prior to separation, Adient and JCI entered into a tax matters agreement that governs the parties respective rights and obligations with respect to certain tax attributes, including uncertain tax positions. As a result of the final tax matters agreement, Adient's unrecognized tax benefits decreased $477 million from September 30, 2016. At June 30, 2017, Adient had gross tax effected unrecognized tax benefits of $126 million, essentially all of which, if recognized, would impact the effective tax rate. Total net accrued interest at June 30, 2017 was approximately $12 million (net of tax benefit). The interest and penalties accrued during the three and nine months ended June 30, 2017 and 2016 was not material. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

In the three months ended June 30, 2016, Adient recorded a non-recurring non-cash tax charge of $85 million related to changes in entity tax status associated with the separation.

In the three months ended June 30, 2016, Adient recorded $75 million of restructuring and impairment costs. Refer to Note 10, “Significant Restructuring and Impairment Costs,” of the notes to the consolidated financial statements for additional information. The restructuring and impairment costs generated a $12 million tax benefit, which was negatively impacted by the geographic mix and Adient’s current tax position in these jurisdictions.

Note 12.	SEGMENT INFORMATION

During the first quarter of fiscal 2017, Adient began evaluating the performance of its reportable segments using an adjusted EBIT metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, qualified restructuring and impairment costs, restructuring related-costs, incremental "Becoming Adient" costs, separation costs, net mark-to-market

Adient plc | Form 10-Q | 23

adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization and other non-recurring items ("Adjusted EBIT"). During the second quarter of fiscal 2017, Adient decided to reclassify certain Becoming Adient costs into other reconciling categories in calculating Adjusted EBIT. This change did not impact total Adjusted EBIT for any prior periods. Prior period information has been recast to the new performance metric and for the reclassifications of certain Becoming Adient costs. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.

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

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net Sales
Seating	$4,017	$4,362	$12,267	$12,893
Total net sales	$4,017	$4,362	$12,267	$12,893

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2017	2016	2017	2016
Adjusted EBIT
Seating	$317	$306	$889	$831
Interiors	19	26	71	67
Becoming Adient costs (1) (6)	(20)	—	(58)	—
Separation costs (2)	—	(122)	(10)	(254)
Restructuring and impairment costs	—	(75)	(6)	(244)
Purchase accounting amortization (3)	(10)	(9)	(29)	(28)
Restructuring related charges (4) (6)	(10)	(3)	(28)	(10)
Other items (5) (6)	—	22	(13)	78
Earnings before interest and income taxes	296	145	816	440
Net financing charges	(31)	(2)	(99)	(8)
Income before income taxes	$265	$143	$717	$432

Adient plc | Form 10-Q | 24

(1)	Reflects incremental expenses associated with becoming an independent company, including non-cash costs of $4 million and $23 million in the three and nine months ended June 30, 2017.
(2)	Reflects expenses associated with and incurred prior to the separation from the former Parent.
(3)	Reflects amortization of intangible assets including those related to the YFAI joint venture recorded within equity income.
(4)	Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5)
Reflects primarily the $12 million of initial funding of the Adient foundation in the nine months ended June 30, 2017. Reflects a $14 million favorable legal settlement and a $8 million multi-employer pension credit associated with the removal of costs for pension plans that remained with the former Parent during the three months ended June 30, 2016. Reflects a $23 million multi-employer pension credit associated with the removal of costs for pension plans that remained with the former Parent, $22 million of favorable settlements from prior year business divestitures, a $20 million favorable legal settlement and a $13 million favorable commercial settlement during the nine months ended June 30, 2016.

(6)
For the nine months ended June 30, 2017, Becoming Adient costs decreased by $16 million and restructuring related items and other items increased by $3 million and $13 million, respectively, as a result of the second quarter fiscal 2017 reclassifications.

Note 13.	NONCONSOLIDATED PARTIALLY-OWNED AFFILIATES

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of June 30, 2017 and September 30, 2016. Equity in the net income of nonconsolidated partially-owned affiliates is stated in the "Equity income" line in the consolidated statements of income for the three and nine months ended June 30, 2017 and 2016.

Adient maintains total investments in partially-owned affiliates of $2.0 billion and $1.7 billion at June 30, 2017 and September 30, 2016, respectively. Financial information for significant nonconsolidated partially-owned affiliates is as follows:

Summarized balance sheet data:

	June 30, 2017
(in millions)	YFAS(1)	All Other	Total
Current assets	$2,973	$4,466	$7,439
Noncurrent assets	655	2,370	3,025
Total assets	$3,628	$6,836	$10,464

Current liabilities	$2,704	$4,309	$7,013
Noncurrent liabilities	48	316	364
Noncontrolling interests	99	31	130
Shareholders' equity	777	2,180	2,957
Total liabilities and shareholders' equity	$3,628	$6,836	$10,464

Adient plc | Form 10-Q | 25

	September 30, 2016
(in millions)	YFAS(1)	All Other	Total
Current assets	$2,306	$3,829	$6,135
Noncurrent assets	609	2,120	2,729
Total assets	$2,915	$5,949	$8,864

Current liabilities	$2,004	$3,851	$5,855
Noncurrent liabilities	44	151	195
Noncontrolling interests	113	27	140
Shareholders' equity	754	1,920	2,674
Total liabilities and shareholders' equity	$2,915	$5,949	$8,864

(1)	Shanghai Yanfeng Johnson Controls Seating Co., Ltd. (YFJC) joint venture was renamed to Yanfeng Adient Seating Co., Ltd. (YFAS).

Summarized income statement data with reconciliation to Adient's equity in net income from nonconsolidated partially-owned affiliates:

	Nine Months Ended June 30, 2017
(in millions)	YFAS(1)	All Other	Total
Net sales	$3,389	$9,501	$12,890
Gross profit	437	1,151	1,588
Operating income	335	569	904
Net income	271	525	796
Income attributable to noncontrolling interests	35	13	48
Net income attributable to the entity	236	512	748

Equity in net income, before basis adjustments	118	186	304
Basis adjustments	(2)	(16)	(18)
Equity in net income	116	170	286

	Nine Months Ended June 30, 2016
(in millions)	YFAS(1)	All Other	Total
Net sales	$3,156	$9,002	$12,158
Gross profit	438	918	1,356
Operating income	334	501	835
Net income	274	470	744
Income attributable to noncontrolling interests	35	17	52
Net income attributable to the entity	239	453	692

Equity in net income, before basis adjustments	121	157	278
Basis adjustments	(3)	(15)	(18)
Equity in net income	118	142	260

(1)	Shanghai Yanfeng Johnson Controls Seating Co., Ltd. (YFJC) joint venture was renamed to Yanfeng Adient Seating Co., Ltd. (YFAS).

Adient plc | Form 10-Q | 26

Note 14.	COMMITMENTS AND CONTINGENCIES

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $8 million and $6 million at June 30, 2017 and September 30, 2016, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

	Nine Months Ended June 30,
(in millions)	2017	2016
Net sales to related parties	$300	$337	(1)
Purchases from related parties	377	341	(1)
(1) These amounts have been revised to correct for previously reported misstatements. The revisions decreased net sales to related parties by $41 million and increased purchases from related parties by $53 million for the nine months ended June 30, 2016.

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)	June 30, 2017	September 30, 2016
Receivable from related parties	$159	$172
Payable to related parties	144	96

Adient plc | Form 10-Q | 27

Excluding the settlement of intercompany balances in advance of the separation of Adient from JCI, average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Allocations from Former Parent

Prior to the separation, the consolidated statements of income included allocations for certain support functions that were provided on a centralized basis by Johnson Controls and subsequently recorded at the business unit level, such as expenses related to employee benefits, finance, human resources, risk management, information technology, facilities, and legal, among others. Included in cost of sales and selling, general and administrative expense during the three and nine months ended June 30, 2016 were $76 million and $215 million, respectively, of corporate expenses incurred by the former Parent. In addition to these allocations, approximately $138 million and $332 million, respectively, of costs related to the separation of Adient were incurred by the former Parent for the three and nine months ended June 30, 2016. Of these amounts, $122 million and $254 million was deemed to directly benefit Adient as a stand-alone company. Accordingly, these costs were allocated to Adient and are reflected within selling, general and administrative expenses in the consolidated statements of income for the three and nine months ended June 30, 2016. Additionally, certain intercompany transactions prior to the separation between Adient and the former Parent have not been recorded as related party transactions. These transactions were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the consolidated statements of cash flows as a financing activity and in the consolidated statements of financial position as Parent's net investment.

During the three and nine months ended June 30, 2017, the allocations from the former Parent were insignificant. During the nine months ended June 30, 2017 Adient and JCI finalized the reconciliation of working capital and other accounts and the net amount due from JCI of $87 million was settled in accordance with the separation agreement. The impact of the settlement is reflected within additional paid-in capital.

Adient plc | Form 10-Q | 28

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

Adient plc | Form 10-Q | 29

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
Global Automotive Industry
Adient conducts its business in the automotive industry, which is highly competitive and sensitive to economic conditions. During the nine months ended June 30, 2017 and 2016, the global automotive industry experienced modest global growth, with China and South America production outpacing the global growth rate throughout fiscal 2017. In the three months ended June 30, 2017, South America and other Asian regions experienced growth while production in North America, Europe and China saw decreases due to varying economic, political and social factors.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended June 30,			Nine Months Ended June 30,
(units in thousands)	2017	Change	2016	2017	Change	2016
Global	22,639	—%	22,710	71,216	4%	68,726
North America	4,460	-3%	4,599	13,349	—%	13,383
South America	793	16%	684	2,265	14%	1,989
Europe	5,939	-3%	6,144	17,599	—%	17,513
China	6,076	-1%	6,143	21,371	8%	19,873
Asia, excluding China, and Other	5,371	4%	5,140	16,632	4%	15,968

Source: IHS Automotive, July 2017

Financial Results Summary
Significant aspects of Adient's financial results for the three and nine months ended June 30, 2017 include the following:

•
Adient recorded net sales of $4,017 million for the three months ended June 30, 2017, representing a decrease of $345 million when compared to the same period in the prior year. Foreign currency had an unfavorable impact of $61 million, with the remaining decrease resulting from lower volumes. Adient recorded net sales of $12,267 million for the nine months ended June 30, 2017, representing a decrease of $626 million when compared to the same period in the prior year. Foreign currency had an unfavorable impact of $146 million, with the remaining decrease resulting from lower volumes.

•
Gross profit was $371 million or 9% of net sales for the three months ended June 30, 2017 compared to $446 million or 10% of net sales for the same period in the prior year. Gross profit was $1,100 million, or 9% of net sales, for the nine months ended June 30, 2017 compared to $1,244 million or 10% of net sales for the same period in the prior year.

Adient plc | Form 10-Q | 30

•
Equity income was $94 million for the three months ended June 30, 2017 which is $5 million higher than the same period in the prior year. The increase is primarily due to higher income at certain Seating affiliates, partially offset by unfavorable foreign currency. Equity income was $286 million for the nine months ended June 30, 2017 which is $26 million higher than the same period in the prior year. The increase is primarily due to higher income at certain Seating affiliates, partially offset by unfavorable foreign currency.

•
Net income attributable to Adient was $204 million for the three months ended June 30, 2017, which is $218 million higher than the same period in the prior year. The increase is primarily due to a prior year tax expense related to a non-recurring non-cash tax charge related to changes in entity tax status associated with the separation ($85 million) and lower restructuring and impairment charges ($75 million), as well as to overall lower selling, general and administrative expenses, higher equity income and lower income tax expense, partially offset by higher interest costs and an overall unfavorable impact of foreign currency. Net income attributable to Adient was $545 million for the nine months ended June 30, 2017 which is $1,201 million higher than the same period in the prior year. The increase is primarily due to a prior year tax expense related to the change in assertion over permanently reinvested earnings as a result of the separation ($778 million) and lower restructuring and impairment charges ($238 million) and a non-recurring non-cash tax charge related to changes in entity tax status associated with the separation ($85 million) as well as to overall lower selling, general and administrative expenses, higher equity income and lower income tax expense, partially offset by higher interest costs and an overall unfavorable impact of foreign currency.

Adient plc | Form 10-Q | 31

Results of Operations

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	Change	2016	2017	Change	2016
Net sales	$4,017	-8%	$4,362	$12,267	-5%	$12,893
Cost of sales	3,646	-7%	3,916	11,167	-4%	11,649
Gross profit	371	-17%	446	1,100	-12%	1,244
Selling, general and administrative expenses	169	-46%	315	564	-31%	820
Restructuring and impairment costs	—	*	75	6	-98%	244
Equity income	94	6%	89	286	10%	260
Earnings before interest and income taxes	296	*	145	816	85%	440
Net financing charges	31	*	2	99	*	8
Income before income taxes	265	85%	143	717	66%	432
Income tax provision	39	-71%	136	104	-90%	1,027
Net income (loss)	226	*	7	613	*	(595)
Income attributable to noncontrolling interests	22	5%	21	68	11%	61
Net income (loss) attributable to Adient	$204	*	$(14)	$545	*	$(656)

* Measure not meaningful
Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	Change	2016	2017	Change	2016
Net sales	$4,017	-8%	$4,362	$12,267	-5%	$12,893
Net sales for the three months ended June 30, 2017 were unfavorably impacted by foreign currency ($61 million). Excluding the impact of foreign currency, net sales decreased by $284 million, or 7%, with the remaining decrease primarily resulting from lower volumes in North America, Europe and China resulting from overall economic factors and from capital constraints prior to fiscal 2016, including the wind down of certain plants, partially offset by increased volumes in Asia and South America. Refer to the segment analysis below for a discussion of net sales for the Seating segment.
Net sales for the nine months ended June 30, 2017 were unfavorably impacted by foreign currency ($146 million). Excluding the impact of foreign currency, net sales decreased by $480 million, or 4%, with the remaining decrease primarily resulting from lower volumes in North America, Europe and China resulting from overall economic factors and from capital constraints prior to fiscal 2016, including the wind down of certain plants, partially offset by increased volumes in Asia and South America. Refer to the segment analysis below for a discussion of net sales for the Seating segment.

Adient plc | Form 10-Q | 32

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	Change	2016	2017	Change	2016
Cost of sales	$3,646	-7%	$3,916	$11,167	-4%	$11,649
Gross profit	371	-17%	446	1,100	-12%	1,244
% of sales	9.2%		10.2%	9.0%		9.6%
Cost of sales decreased $270 million for the three months ended June 30, 2017 when compared with the same period in 2016 due to lower sales volumes and favorable foreign currency ($63 million), partially offset by Becoming Adient costs ($14 million) and higher commodity costs ($33 million). These offsetting items were the primary drivers of the decrease in gross profit as a percentage of net sales. Refer to the segment analysis below for a discussion of segment profitability.
Cost of sales decreased $482 million for the nine months ended June 30, 2017 when compared with the same period in 2016 due to lower sales volumes and favorable foreign currency ($150 million), partially offset by Becoming Adient costs ($36 million) and higher commodity costs ($72 million). These offsetting items were the primary drivers of the decrease in gross profit as a percentage of net sales. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	Change	2016	2017	Change	2016
Selling, general and administrative expenses	$169	-46%	$315	$564	-31%	$820
% of sales	4.2%		7.2%	4.6%		6.4%
Selling, general and administrative expenses (SG&A) decreased $345 million for the three months ended June 30, 2017 when compared with the same period in 2016. For the three months ended June 30, 2017, SG&A included Becoming Adient costs ($6 million). In prior year, SG&A included separation costs ($122 million), a favorable legal settlement ($14 million) and a pension credit associated with pension plans retained by the former Parent ($8 million). Without the impact of the above items and the favorable impact of foreign currency ($2 million), SG&A decreased by 23%, primarily due to cost reduction initiatives and overall lower stand-alone costs compared to allocated costs from the former Parent. Refer to the segment analysis below for a discussion of segment profitability.
Selling, general and administrative expenses (SG&A) decreased $626 million for the nine months ended June 30, 2017 when compared with the same period in 2016. For the nine months ended June 30, 2017, SG&A included Becoming Adient costs ($22 million), initial funding of the Adient foundation ($12 million) and separation costs ($10 million). In prior year, SG&A expense included separation costs ($254 million), a pension credit associated with pension plans retained by the former Parent ($23 million), favorable settlements from previous business divestitures ($22 million), a favorable legal settlement ($20 million) and a favorable commercial settlement ($13 million). Without the impact of the above items and the favorable impact of foreign currency ($5 million), SG&A decreased by 19%, primarily due to cost reduction initiatives and overall lower stand-alone costs compared to allocated costs from the former Parent. Refer to the segment analysis below for a discussion of segment profitability.

Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	Change	2016	2017	Change	2016
Restructuring and impairment costs	$—	*	$75	$6	-98%	$244

* Measure not meaningful
Refer to Note 10, "Significant Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Adient plc | Form 10-Q | 33

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	Change	2016	2017	Change	2016
Net financing charges	$31	*	$2	$99	*	$8

* Measure not meaningful

Net financing charges increased in the three and nine months ended June 30, 2017 compared to the same periods in the prior year due to the debt incurred in connection with the separation from the former Parent.

Equity Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	Change	2016	2017	Change	2016
Equity income	$94	6%	$89	$286	10%	$260
Equity income for the three months ended June 30, 2017 was unfavorably impacted by foreign currency ($4 million). Excluding the impact of foreign currency, equity income increased by $9 million, or 10% primarily due to higher income at Seating affiliates ($17 million), partially offset by lower income from YFAI ($8 million). Refer to the segment analysis below for a discussion of segment profitability. Refer to Note 13, "Nonconsolidated Partially-Owned Affiliates," of the notes to consolidated financial statements for further disclosure related to Adient's nonconsolidated partially-owned affiliates.
Equity income for the nine months ended June 30, 2017 was unfavorably impacted by foreign currency ($13 million). Excluding the impact of foreign currency, equity income increased by $39 million, or 15% primarily due to higher income at Seating affiliates ($35 million) and YFAI ($4 million). Refer to the segment analysis below for a discussion of segment profitability. Refer to Note 13, "Nonconsolidated Partially-Owned Affiliates," of the notes to consolidated financial statements for further disclosure related to Adient's nonconsolidated partially-owned affiliates.
Income Tax Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	Change	2016	2017	Change	2016
Income tax provision	$39	-71%	$136	$104	-90%	$1,027
The effective tax rates of 14.7% and 14.5% for the three and nine months ended June 30, 2017, respectively, were higher than the statutory rate primarily due to foreign tax rate differentials and a first quarter fiscal 2017 tax law change in Hungary, partially offset by benefits from global tax planning. The effective tax rates of 95% and 238% for the three and nine months ended June 30, 2016, respectively, were higher than the statutory rate primarily due to Adient's change in assertion over permanently reinvested earnings as a result of the separation, the jurisdictional mix of restructuring and impairment costs, the tax impacts of separation costs, and a non-recurring non-cash tax charge related to changes in entity tax status associated with the separation, partially offset by the benefits of global tax planning.
Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	Change	2016	2017	Change	2016
Income attributable to noncontrolling interests	$22	5%	$21	$68	11%	$61
The increase in income attributable to noncontrolling interests for the three and nine months ended June 30, 2017 was primarily due to higher income at partially-owned Seating affiliates in North America.

Adient plc | Form 10-Q | 34

Net Income Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	Change	2016	2017	Change	2016
Net income (loss) attributable to Adient	$204	*	$(14)	$545	*	$(656)

* Measure not meaningful
The increase in net income attributable to Adient for the three months ended June 30, 2017 is primarily due to a prior year income tax expense related to a non-recurring non-cash tax charge related to changes in entity tax status associated with the separation ($85 million) and lower restructuring and impairment charges ($75 million), as well as to overall lower selling, general and administrative expenses, higher equity income and lower income taxes due to a lower effective tax rate, partially offset by higher interest costs, higher commodity costs, lower volumes and an unfavorable impact of foreign currency ($4 million).
The increase in net income attributable to Adient for the nine months ended June 30, 2017 is primarily due to a prior year income tax expense related to the change in assertion over permanently reinvested earnings as a result of the separation ($778 million) and lower restructuring and impairment charges ($238 million) and a non-recurring non-cash tax charge related to changes in entity tax status associated with the separation ($85 million), as well as to overall lower selling, general and administrative expenses, higher equity income and lower income taxes due a lower effective tax rate partially offset by higher interest costs, higher commodity costs, lower volumes and an unfavorable impact of foreign currency ($13 million).
Comprehensive Income Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	Change	2016	2017	Change	2016
Comprehensive income (loss) attributable to Adient	$337	*	$(95)	$328	*	$(698)

* Measure not meaningful
The increase in comprehensive income attributable to Adient for the three months ended June 30, 2017 was primarily due to higher net income attributable to Adient ($218 million) and favorable foreign currency ($215 million). These year-over-year favorable foreign currency impacts were primarily driven by the strengthening of the Chinese yuan, Euro, and Mexican peso currencies against the U.S. dollar.
The increase in comprehensive income attributable to Adient for the nine months ended June 30, 2017 was primarily due to higher net income attributable to Adient ($1,201 million), partially offset by unfavorable foreign currency ($175 million). These year-over-year unfavorable foreign currency impacts were primarily driven by the weakening of the Euro, British pound, and Japanese yen currencies against the U.S. dollar.
Segment Analysis

During the first quarter of fiscal 2017, Adient began evaluating the performance of its reportable segments using an adjusted EBIT metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, qualified restructuring and impairment costs, restructuring related-costs, incremental "Becoming Adient" costs, separation costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization and other non-recurring items ("Adjusted EBIT"). During the second quarter of fiscal 2017, Adient decided to reclassify certain Becoming Adient costs into other reconciling categories in calculating Adjusted EBIT. This change did not impact total Adjusted EBIT for any prior periods. Prior period information has been recast to the new performance metric and for the reclassifications of certain Becoming Adient costs. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker. Refer to Note 12, "Segment Information" of the notes to consolidated financial statements for further disclosure related to Adient's segments.

Adient plc | Form 10-Q | 35

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

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	Change	2016	2017	Change	2016
Net Sales
Seating	$4,017	-8%	$4,362	$12,267	-5%	$12,893
Total net sales	$4,017		$4,362	$12,267		$12,893

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	Change	2016	2017	Change	2016
Adjusted EBIT
Seating	$317	4%	$306	$889	7%	$831
Interiors	19	-27%	26	71	6%	67
Becoming Adient costs (1) (6)	(20)		—	(58)		—
Separation costs (2)	—		(122)	(10)		(254)
Restructuring and impairment costs	—		(75)	(6)		(244)
Purchase accounting amortization (3)	(10)		(9)	(29)		(28)
Restructuring related charges (4) (6)	(10)		(3)	(28)		(10)
Other items (5) (6)	—		22	(13)		78
Earnings before interest and income taxes	296		145	816		440
Net financing charges	(31)		(2)	(99)		(8)
Income before income taxes	$265		$143	$717		$432

(1)	Reflects incremental expenses associated with becoming an independent company, including non-cash costs of $4 million and $23 million in the three and nine months ended June 30, 2017.
(2)	Reflects expenses associated with and incurred prior to the separation from the former Parent.
(3)	Reflects amortization of intangible assets including those related to the YFAI joint venture recorded within equity income.
(4)	Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5)
Reflects primarily the $12 million of initial funding of the Adient foundation in the nine months ended June 30, 2017. Reflects a $14 million favorable legal settlement and a $8 million multi-employer pension credit associated with the removal of costs for pension plans that remained with the former Parent during the three months ended June 30, 2016. Reflects a $23 million multi-employer pension credit associated with the removal of costs for pension plans that remained with the former Parent, $22 million of favorable settlements from prior year business divestitures, a $20 million favorable legal settlement and a $13 million favorable commercial settlement during the nine months ended June 30, 2016.

(6)
For the nine months ended June 30, 2017, Becoming Adient costs decreased by $16 million and restructuring related items and other items increased by $3 million and $13 million, respectively, as a result of the second quarter fiscal 2017 reclassifications.

Adient plc | Form 10-Q | 36

Seating

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	Change	2016	2017	Change	2016
Net sales	$4,017	-8%	$4,362	$12,267	-5%	$12,893
Adjusted EBIT	317	4%	306	889	7%	831

Net sales decreased for the three months ended June 30, 2017 due to the unfavorable impact of foreign currency ($61 million), and lower volumes resulting from overall economic factors and from capital constraints prior to fiscal 2016 ($334 million), partially offset by net favorable pricing and commercial settlements ($50 million). The decrease in volumes is attributable to North America, Europe and China, partially offset by increased volumes in Asia and South America.

Net sales decreased for the nine months ended June 30, 2017 due to the unfavorable impact of foreign currency ($146 million), and lower volumes resulting from overall economic factors and from capital constraints prior to fiscal 2016 ($548 million), partially offset by net favorable pricing and commercial settlements ($68 million). The decrease in volumes is attributable to North America, Europe and China, partially offset by increased volumes in Asia and South America.
Adjusted EBIT increased for the three months ended June 30, 2017 by $11 million due to lower administrative expenses ($46 million), net operating and commercial margin improvements ($33 million), higher equity income ($17 million), lower engineering expenses ($4 million) and the favorable impact of foreign currency ($1 million), partially offset by the impact of lower volumes ($57 million) and higher commodity costs ($33 million).
Adjusted EBIT increased for the nine months ended June 30, 2017 by $58 million due to lower administrative expenses ($103 million), net operating and commercial margin improvements ($63 million), higher equity income ($35 million) and lower engineering expenses ($18 million), partially offset by lower volumes ($88 million), higher commodity costs ($72 million), and the unfavorable impact of foreign currency ($1 million).
Interiors

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	Change	2016	2017	Change	2016
Adjusted EBIT	$19	-27%	$26	$71	6%	$67
Adjusted EBIT decreased $7 million, including the unfavorable impact of foreign currency ($1 million), for the three months ended June 30, 2017 primarily driven by various growth investments at the YFAI joint venture. Specifically, investments in IT infrastructure, a West Coast office and branding initiatives, as YFAI formed only two years ago and many of these investments represent initial stand up costs to enable them to operate independently from their former parent companies.
Adjusted EBIT increased $4 million for the nine months ended June 30, 2017 due to higher equity income from YFAI primarily attributable to favorable product mix, partially offset by higher costs associated with various growth investments, as described above, along with the unfavorable impact of foreign currency ($3 million).

Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs, share repurchases, dividends and debt service requirements. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Funding also came from Johnson Controls through October 31, 2016 and as part of the separation agreement. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below and refer to Note 5, "Debt and Financing Arrangements," of the notes to consolidated financial statements for discussion of financing arrangements.

Adient plc | Form 10-Q | 37

Indebtedness
On July 27, 2016, Adient Global Holdings Ltd ("AGH"), a wholly owned subsidiary of Adient, entered into credit facilities providing for commitments with respect to a $1.5 billion revolving credit facility and a $1.5 billion Term Loan A facility ("Credit Facilities"). The Credit Facilities mature on July 2021. Commencing March 31, 2017 until the Term Loan A maturity date, amortization of the funded Term Loan A is required in an amount per quarter equal to 0.625% of the original principal amount in the first year following the closing date of the credit facilities on July 27, 2016 ("Closing Date"), 1.25% in each quarter of the second and third years following the Closing Date, and 2.5% in each quarter thereafter prior to final maturity. The Credit Facilities contain covenants that include, among other things and subject to certain significant exceptions, restrictions on Adient's ability to declare or pay dividends, make certain payments in respect of the notes, create liens, incur additional indebtedness, make investments, engage in transactions with affiliates, enter into agreements restricting Adient's subsidiaries' ability to pay dividends, dispose of assets and merge or consolidate with any other person. In addition, the Credit Facilities contain a financial maintenance covenant requiring Adient to maintain a total net leverage ratio equal to or less than 3.5x adjusted EBITDA, calculated on a quarterly basis. The Term Loan A Facility also requires mandatory prepayments in connection with certain non-ordinary course asset sales and insurance recovery and condemnation events, among other things, and subject in each case to certain significant exceptions.
The full amount of the Term Loan A facility was drawn down in the fourth quarter of fiscal 2016. These funds were transferred to the former Parent at the time of the draw down and were reflected within net transfers to the former Parent in the consolidated statement of cash flow during the fourth quarter of fiscal 2016. The drawn portion of the Credit Facilities bear interest based on LIBOR plus a margin between 1.25% - 2.25%, based on Adient's total net leverage ratio. In February 2017, Adient repaid $100 million of the Term Loan A facility. In May 2017, Adient repaid another $200 million of the Term Loan A facility. The total amount repaid was treated as a prepayment of the quarterly mandatory principle amortization for the period between March 2017 and June 2020 resulting in no required principal payment until June 2020.
AGH will pay a commitment fee on the unused portion of the commitments under the revolving credit facility based on the total net leverage ratio of Adient, ranging from 0.15% to 0.35%. No amounts were outstanding or drawn under the revolving credit facility at or for the three or nine months ended June 30, 2017.
On August 19, 2016, AGH issued $0.9 billion aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 and €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024, in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The proceeds of the notes were used, together with the Term Loan A facility, to pay a distribution to JCI, with the remaining proceeds used for working capital and general corporate purposes.
On May 29, 2017, Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, borrowed €165 million in an unsecured term loan from the European Investment Bank due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 90 basis points. Loan proceeds were used to repay $200 million of the Term Loan A.
Sources of Cash Flows

	Nine Months Ended June 30,
(in millions)	2017	2016
Cash provided (used) by operating activities	$300	$444
Cash provided (used) by investing activities	(398)	(278)
Cash provided (used) by financing activities	654	(91)
Capital expenditures	(417)	(312)

Cash flows from operating activities

The decrease in cash from operating activities was primarily due to unfavorable changes in working capital and lower levels of dividends from non-consolidated partially owned affiliates, partially offset by higher levels of profitability. The dividends were delayed as a result of post separation administrative and tax filings, and will be paid in the fourth quarter of fiscal 2017. Decreases in accrued restructuring and accounts payable, partially offset by increased collections of accounts receivable accounted for the unfavorable changes in working capital.

Adient plc | Form 10-Q | 38

Cash flows from investing activities

The increase in cash used by investing activities was primarily due to higher capital expenditures during the first nine months of fiscal 2017, partially offset by proceeds from a business divestiture in the first nine months of fiscal 2016. See below for further discussion of capital expenditures.

Cash flows from financing activities

The increase in cash from financing activities was primarily due to amounts funded by the former Parent during the first nine months of fiscal 2017 to fund working capital, capital expenditures and establish opening cash balances for Adient at October 31, 2016, partially offset by repayment of $300 million of Term Loan A, $40 million used to repurchase ordinary shares and $73million used to pay in dividends.

Capital expenditures

The increase in capital expenditures was primarily related to capital investments related to increased program spending on product launches and other capital costs associated with becoming an independent company.

Working capital

(in millions)	June 30, 2017	September 30, 2016
Current assets	$4,171	$5,691
Current liabilities	3,832	4,260
Working capital	$339	$1,431

The decrease in working capital of $1.1 billion is primarily due to the release of the restricted cash balance ($2 billion) during the first quarter of fiscal 2017. This restricted cash was raised through a bond offering in August 2016 for purposes of paying a distribution to the former Parent upon separation. After adjusting for this payment, working capital increased by $942 million during the nine months ended June 30, 2017. The majority of this increase related to cash payments from the former Parent according to the terms of the separation agreement. In particular, Adient and the former Parent agreed that Adient's opening cash balance would be approximately $550 million adjusted for various items in accordance with the terms of the separation agreement. Adient's cash balance at September 30, 2016 was $105 million. The former Parent paid approximately $600 million before the separation and another $315 million after the separation pursuant to its obligations under the separation agreement. While earnings contributed an additional positive impact to cash during the nine months ended June 30, 2017, this was largely offset by changes in working capital, debt paydown and higher year over year capital investment.
Restructuring and Impairment Costs
Adient committed to a significant restructuring plan in fiscal 2016 in order to drive cost efficiencies and to balance our global production against demand and recorded $332 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives primarily in the Seating segment. The costs consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring action, the fiscal 2016 restructuring plan will reduce annual operating costs by approximately $150 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense, of which approximately 70%-75% will result in net savings. For fiscal 2017, the savings, net of execution costs, are expected to approximate 30% of the expected annual operating cost reduction. Adient expects that savings, net of execution costs, will partially be achieved in fiscal years 2017-2018 and the full annual benefit of these actions is expected in fiscal 2019. The restructuring action is expected to be substantially complete in fiscal 2018. The restructuring plan reserve balance of $176 million at June 30, 2017 is expected to be paid in cash.

Adient committed to a significant restructuring plan in fiscal 2015 in order to drive cost efficiencies and to balance our global production against demand and recorded $182 million of restructuring and impairment costs in the consolidated statements of income. The costs consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring action, the fiscal 2015 restructuring plan will reduce annual operating costs by approximately $130 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense of which approximately 25%-30% will result in net savings. For fiscal 2017, the savings, net of execution costs, are expected to approximate 25% of the expected annual operating cost reduction. The restructuring

Adient plc | Form 10-Q | 39

action is expected to be substantially complete in fiscal 2017. The restructuring plan reserve balance of $23 million at June 30, 2017 is expected to be paid in cash.
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
Critical Accounting Estimates and Policies
See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the year ended September 30, 2016, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three and nine months ended June 30, 2017.
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
As of June 30, 2017, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the year ended September 30, 2016.

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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three and nine months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Adient plc | Form 10-Q | 40

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
(a) Unregistered Sale of Equity Securities
None.
(b) Use of Proceeds
Not applicable.
(c) Repurchases of Equity Securities
Share repurchase activity during the three months ended June 30, 2017 was as follows:

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units)that may yet be Purchased Under the Plans or Programs (1)
April 1, 2017 to April 30, 2017	—	$—	$—	$250,000,000
May 1, 2017 to May 31, 2017	573,437	69.75	39,999,420	210,000,580
June 1, 2017 to June 30, 2017	—	—	—	210,000,580
	573,437	$69.75	$39,999,420	$210,000,580
(1) On March 13, 2017, Adient’s board of directors authorized Adient to repurchase its ordinary shares up to an aggregate purchase price of $250 million until December 31, 2019. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through any one or more of a Rule 10b5-1 trading plan and discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Repurchased shares were retired immediately upon repurchase.

Adient plc | Form 10-Q | 41

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibit Index

Reference is made to the separate exhibit index included elsewhere within.

Adient plc | Form 10-Q | 42

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Chairman and Chief Executive Officer
Date:	July 31, 2017

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	July 31, 2017

Adient plc | Form 10-Q | 43

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document