Form 10-K
period 2017-09-30
Adient plc
filed 2017-11-22
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
or
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
☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

Adient plc | Form 10-K | 1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 31, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $6.8 billion. At September 30, 2017, 93,142,283 ordinary shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant's definitive proxy statement relating to its 2018 annual general meeting of shareholders to be held on March 12, 2018 (the "2018 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Adient plc | Form 10-K | 2

Adient plc
Form 10-K
For the Fiscal Year Ended September 30, 2017

Adient plc | Form 10-K | 3

Forward-Looking Statements
This Annual Report on Form 10-K ("Form 10-K") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient's control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the ability of Adient to meet debt service requirements, the availability and terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, the ability of Adient to effectively integrate the Futuris business, and cancellation of or changes to commercial arrangements. Factors that might cause such differences include, but are not limited to, those discussed in Part 1, Item 1A of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference. All information presented here in is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1.	Business
On October 31, 2016, Adient plc ("Adient") became an independent company as a result of the separation of the automotive seating and interiors businesses (the "separation") of Johnson Controls International plc ("the former Parent"). Adient was incorporated under the laws of Ireland on June 24, 2016 for the purpose of holding these businesses. Adient's ordinary shares began trading "regular-way" under the ticker symbol "ADNT" on the New York Stock Exchange on October 31, 2016. Upon becoming an independent company, the capital structure of Adient consisted of 500 million authorized ordinary shares and 100 million authorized preferred shares (par value of $0.001 per ordinary and preferred share). The number of Adient ordinary shares issued on October 31, 2016 was 93,671,810.
Adient is the world's largest automotive seating supplier.* Adient has a leading market position in the Americas, Europe and China, and has longstanding relationships with the largest global original equipment manufacturers, or OEMs, in the automotive space. Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests, trim covers and fabrics. Adient is a global seat supplier with the capability to design, develop, engineer, manufacture, and deliver complete seat systems and components in every major automotive producing region in the world. In September 2017, Adient acquired Futuris Global Holding, LLC ("Futuris"), a global designer and manufacturer of fully integrated automotive seating and interior systems. Adient also participates in the automotive interiors market primarily through its joint venture in China, Yanfeng Global Automotive Interior Systems Co., Ltd., or YFAI.
Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient also supplies high performance seating systems to the international motorsports industry through its award winning RECARO brand of products. Adient operates approximately 238 wholly- and majority-owned manufacturing or assembly facilities, with operations in 34 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America.
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

*	Based on production volumes. Source: IHS Automotive

Adient plc | Form 10-K | 4

Business Organization
Reportable Segments Adient has two reportable segments: Seating and Interiors. The Seating reportable segment produces automotive seat metal structures and mechanisms, foam, trim, fabric and complete seat systems. The Interiors reportable segment, primarily derived from the YFAI global automotive interiors joint venture completed on July 2, 2015, produces instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other products. Prior to the completion of the joint venture, the Interiors reportable segment produced instrument panels, floor consoles and door panels. These segments reflect the way Adient evaluates its business performance and manages its operations. Further information regarding Adient's reportable segments may be found in Part II, Item 7 of this Form 10-K under the subheading "Segment Analysis," and in Part II, Item 8 of this Form 10-K in Note 17, "Segment Information," of the notes to consolidated financial statements.
Global Manufacturing Footprint and Functional Expertise Adient operates a global network of approximately 238 manufacturing plants in 34 countries that supplies automotive OEMs with complete seats, modules and components. In fiscal 2017, Adient delivered more than 25 million seat systems on a "just-in-time or in-sequence" basis globally. Those businesses supplied seating systems on more than 360 nameplates to 40 different OEMs. Adient's industry-leading technologies complement proven expertise in consumer insights and marketing, value product planning, product design for cost, design for manufacturing, system integration, evaluation, validation and manufacturing. Adient's approximately 85,000 highly skilled and engaged employees have earned a reputation for delivering high quality, value-added seating and interiors products that support auto manufacturers' goals of brand differentiation.
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

Adient plc | Form 10-K | 5

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
Product templates and knowledge documents are continually updated with lessons learned from previous development programs. Knowledge is transferred from these templates into the next program design, drawings and documents. This development strategy has significantly reduced the average seating program development time. The continued use of this process will add value to customers' products and Adient through higher performing products, development time compression and lower costs.
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

Adient plc | Form 10-K | 6

Leadership Position in China Adient has an advantaged position in China established through strategic partnerships it developed as an early market entrant. Adient is the largest supplier of "just-in-time" seating in China.* It operates through 19 joint ventures with 73 manufacturing locations in 38 cities, which are supported by additional technical centers. Adient's strong position with European and American automakers is complemented by partnerships with all major auto groups in China, which has resulted in Adient's broad market penetration relative to seating competitors and market leadership in the industry's largest and one of the fastest-growing markets. Adient leverages its operating expertise and innovation capabilities developed worldwide to further support its growth in China. Adient expects revenues in China to continue to grow as the automotive market continues to expand.
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
Research and Development Costs
Expenditures for research activities relating to product development and improvement (other than those expenditures that are contractually guaranteed for reimbursement from the customer) are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the fiscal years ended September 30, 2017, 2016 and 2015 were $488 million, $460 million and $599 million, respectively. A portion of these costs associated with these activities is reimbursed by customers and, for the fiscal years ended September 30, 2017, 2016 and 2015 were $350 million, $308 million and $364 million, respectively.
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
Customers
Adient is a supplier to all of the global OEMs and has longstanding relationships with premier automotive manufacturers, including BMW, Daimler AG, Fiat Chrysler Automobiles, Ford Motor Company, General Motors Company, Honda Motor Company, Hyundai Motor Company, Jaguar Land Rover, Kia Motor Company, Mazda Motor Company, Mitsubishi Motors, Nissan Motor Company, PSA Peugeot Citroen, Renault, Suzuki, Toyota Motor Corporation, Volkswagen AG and Volvo. Adient also supplies most of the growing regional OEMs such as BAIC Motor Co., Ltd., Brilliance Auto Group, Changan Automobile (Group) Co., Ltd., FAW Group Corporation, Great Wall Motors Company Limited, SAIC Motor Corporation Limited, Tata Motors Limited and Zhejiang Geely Holding Group Co., Ltd and newer auto manufacturers such as Tesla Motors, Inc. Additionally, Adient has more than 20 joint venture partnerships with key OEMs, including SAIC Motor Corporation Limited, Beijing Automobile Works Co., Ltd. and FAW Group Corporation. Further details regarding Adient's customers is provided in Part II, Item 8 of this Form 10-K in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements.

*	Based on production volumes. Source: IHS Automotive

Adient plc | Form 10-K | 7

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
Overall, Adient expects long-term growth of vehicle sales and production in the OEM market. The industry has experienced overall growth during the past few years. In the most recent year, vehicle production increased by 19% in South America, 6% in China, 5% in other Asia, and 3% in Europe, and decreased by 3% in North America.
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

Adient believes that as a supplier with global scale and strong design, engineering and lean manufacturing capabilities in both complete seat systems and components it is well-positioned to benefit from each of these three sourcing pattern developments and views these as opportunities.
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
Autonomous Driving As the industry moves towards autonomous driving and alternative usage models such as car sharing and urban mobility, Adient has developed an interiors concept for autonomous driving which addresses major seating and other interior trends that are expected to drive the automotive industry of the future. Adient will continue to partner with OEM's and other customers to lead in the development of autonomous driving concepts.

*	Based on production volumes. Source: IHS Automotive

Adient plc | Form 10-K | 8

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
Raw Materials
Raw materials used by Adient in connection with its operations, including steel, aluminum, polyurethane chemicals, fabrics, leather, vinyl and polypropylene, were readily available during fiscal 2017, and Adient expects such availability to continue. During fiscal 2018, commodity prices could fluctuate throughout the year and significantly affect Adient's results of operations.
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
Environmental, Health and Safety Matters
Adient is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other matters. Although the outcome of such lawsuits, claims and proceedings cannot be predicted with certainty and some may be disposed of unfavorably to Adient, it is management's opinion that none of these will have a material adverse effect on

Adient plc | Form 10-K | 9

Adient's financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented. Further details regarding Adient's commitments and contingencies is provided in Part II, Item 8 of this Form 10-K in Note 19, "Commitments and Contingencies," of the notes to consolidated financial statements.
Employees
As of September 30, 2017, Adient employed approximately 85,000 employees, of whom approximately 68,000 were hourly and 17,000 were salaried.
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
Executive Officers
The following table sets forth certain information with respect to Adient's executive officers, all of whom were first elected to their current positions at or prior to the time that Adient became a stand-alone company in 2016:

Name	Age	Position(s) Held	Year Appointed to Present Position
R. Bruce McDonald	57	Chairman and Chief Executive Officer	2016
Cathleen A. Ebacher	55	Vice President, General Counsel and Secretary	2016
Byron S. Foster	49	Executive Vice President	2016
Neil E. Marchuk	60	Executive Vice President and Chief Human Resources Officer	2016
Eric S. Mitchell	46	Executive Vice President	2016
Mark A. Skonieczny Jr.	48	Vice President and Corporate Controller	2016
Jeffrey M. Stafeil	47	Executive Vice President and Chief Financial Officer	2016
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

Adient plc | Form 10-K | 10

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
Jeffrey M. Stafeil. Mr. Stafeil is the Executive Vice President and Chief Financial Officer of Adient. Mr. Stafeil was Executive Vice President, Chief Financial Officer of Visteon Corporation from 2012 to 2016. He also served as Chief Executive Officer of DURA Automotive Systems from 2010 to 2012 and as DURA's Executive Vice President, Chief Financial Officer from 2008 to 2012. Mr. Stafeil previously served on the board of directors, and as Audit Committee Chairman, of each of Mentor Graphics Corporation and Metaldyne Performance Group.

Adient plc | Form 10-K | 11

Item 1A.	Risk Factors
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
The business, financial condition and operating results of Adient can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause Adient's actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect Adient's business, financial condition, operating results and stock price.
Because of the following factors, as well as other factors affecting Adient's financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
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
The U.K.'s June 2016 referendum to leave the European Union, which we refer to as "Brexit," has caused and may continue to cause disruptions to capital and currency markets worldwide. On March 29, 2017, the U.K. invoked Article 50 of the Lisbon Treaty, which provides a two-year time period through March 2019 for the U.K. and the remaining European Union countries to negotiate a withdrawal agreement. The full impact of the Brexit decision, however, remains uncertain. The ongoing process of negotiation will determine the future terms of the U.K.'s relationship with the European Union. During this period of negotiation, Adient's results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as regulatory and political uncertainty. Brexit may also have a detrimental effect on Adient's customers and suppliers, which would, in turn, adversely affect Adient's revenues and financial condition. In addition, Brexit may result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the U.K. and the European Union are established.
A failure of Adient's information technology (IT) and data security infrastructure could adversely impact Adient's business, operations and reputation.
Adient relies upon the capacity, reliability and security of its IT and data security infrastructure, as well as its ability to expand and continually update this infrastructure in response to the changing needs of its business. If Adient experiences a problem with the functioning of an important IT system or a security breach of Adient's IT systems, including during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on Adient's business.
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

Adient plc | Form 10-K | 12

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
Adverse changes in the underlying profitability and financial outlook of Adient's operations in several jurisdictions could lead to additional changes in Adient's valuation allowances against deferred tax assets and other tax reserves on Adient's statements of financial position. Additionally, changes in tax laws in Ireland, the U.S. or in other countries where Adient has significant operations could materially affect deferred tax assets and liabilities on Adient's statements of financial position and income tax provision on Adient's statements of income.
Adient is also subject to tax audits by governmental authorities on a worldwide basis. Negative unexpected results from one or more such tax audits could adversely affect Adient's results of operations.
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
Adient expects acquisitions of businesses and assets, as well as joint ventures (or other strategic arrangements) to play a role in its future growth. Adient cannot be certain that it will be able to identify attractive acquisition or joint venture targets, obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or form joint ventures, or manage the timing of acquisitions due to other capital obligations across its businesses. Additionally, Adient may not be successful in integrating acquired businesses or joint ventures into its existing operations and achieving projected synergies. Specifically, on September 22, 2017, Adient completed its acquisition of automotive seating manufacturing Futuris Global Holdings, LLC. Among other risks, failure to successfully integrate Futuris, the possibility that the expected synergies and value creation from the acquisition of Futuris will not be realized or will not be realized at expected levels or within the expected time period, or the likelihood that consummation of the acquisition of Futuris will make it difficult for Adient to consummate other material and/or strategically advantageous acquisitions or investments in the near term may have a material adverse impact on Adient's growth, profitability, financial position and results of operations. Furthermore, competition for acquisition opportunities in the various industries in which Adient operates may rise, thereby increasing Adient's costs of making acquisitions or causing Adient to refrain from making further acquisitions. If Adient were to use equity securities to finance a future acquisition, Adient's then-current shareholders would experience dilution. Adient is also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other factors related to acquisitions and joint ventures may negatively and adversely impact Adient's growth, profitability and results of operations.
Adient may pursue strategic transactions and investments that have risks and uncertainties that could adversely affect its results of operations and financial condition.

Adient has completed an acquisition, made investments and entered into other strategic initiatives and may pursue additional transactions and initiatives. Although management believes that these transactions and initiatives will provide financial, operational and other benefits to Adient and Adient's shareholders, they may not provide such results on the scope or scale management

Adient plc | Form 10-K | 13

anticipates, and Adient may not realize any or all of the intended benefits. These transactions and initiatives involve risks and uncertainties and could divert management’s attention from Adient's business or cause a temporary interruption of or loss of momentum in Adient's business and the loss of key personnel.  If the intended benefits of these transactions and investments are not realized, Adient's financial condition, results of operations or cash flows could be adversely impacted.

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
Adient has entered into several joint ventures worldwide and may enter into additional joint ventures in the future. Adient's joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with Adient's goals or with the goals of the joint venture. In addition, Adient may compete against its joint venture partners in certain of its other markets. Disagreements with Adient's business partners may impede Adient's ability to maximize the benefits of its partnerships. Adient's joint venture arrangements may require Adient, among other matters, to pay certain costs or to make certain capital investments or to seek its joint venture partner's consent to take certain actions. In addition, Adient's joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and Adient may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. Further, joint venture partnerships are subject to renewal or expiration at various times. While Adient maintains good relationships with its partners, at the time of any required renewal Adient may not be able to negotiate a renewal or extension of the terms of the joint venture partnership on terms favorable to Adient or at all. The above risks, if realized, could result in a material adverse effect on Adient's business and financial results.
Adient operates in the highly competitive automotive supply industry.
The global automotive component supply industry is highly competitive. Competition is based primarily on price, technology, quality, delivery and overall customer service. There can be no assurance that Adient's products will be able to compete successfully with the products of Adient's competitors. Furthermore, the rapidly evolving nature of the markets in which Adient competes may attract new entrants. Additionally, consolidation in the automotive industry may lead to decreased product purchases from Adient. As a result, Adient's sales levels and margins could be adversely affected by pricing pressures from OEMs and pricing actions of competitors. These factors may lead to selective resourcing of business to competitors. Adient's competitors may develop, design or duplicate technologies that compete with Adient's owned or licensed intellectual property. Developments or assertions by or against Adient relating to intellectual property rights, or any inability to protect Adient's rights, could have a material adverse impact on its business and competitive position. In addition, any of Adient's competitors may foresee the course of market development more accurately than Adient, develop products that are superior to Adient's products, produce similar products at a lower cost than Adient, or adapt more quickly than Adient to new technologies or evolving customer requirements. As a result, Adient's products may not be able to compete successfully with its competitors' products and Adient may not be able to meet the growing demands of customers. These trends may adversely affect Adient's sales as well as the profit margins on Adient's products.
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

Adient plc | Form 10-K | 14

If Adient does not respond appropriately, the evolution of the automotive industry towards autonomous vehicles and mobility on demand services could adversely affect Adient’s business.

The automotive industry is increasingly focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. There has also been an increase in consumer preferences for mobility on demand services, such as car- and ride-sharing, as opposed to automobile ownership, which may result in a long term reduction in the number of vehicles per capita. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. If Adient does not continue to innovate to develop or acquire new and compelling products that capitalize upon new technologies in response to OEM and consumer preferences, this could have a material adverse impact on Adient’s results of operations.

Changes in U.S. administrative policy, including changes to existing trade agreements, may have a material adverse effect on Adient.

As a result of changes to U.S. administrative policy, there may be changes to existing trade agreements, like the North American Free Trade Agreement, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the U.S. particularly tariffs on products manufactured in Mexico, among other possible changes. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where Adient currently manufactures and sells products, and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on Adient's business, financial condition or results of operations.

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

Adient plc | Form 10-K | 15

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
There are other risks that are inherent in Adient's non-U.S. operations, including the potential for changes in socio-economic conditions, laws and regulations, including import, export, labor and environmental laws, and monetary and fiscal policies; protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes; unsettled political conditions; government-imposed plant or other operational shutdowns; backlash from foreign labor organizations related to Adient's restructuring actions; corruption; natural and man-made disasters, hazards and losses; violence, civil and labor unrest; and possible terrorist attacks.
These and other factors may have a material adverse effect on Adient's non-U.S. operations and therefore on Adient's business and results of operations.
The regulation of Adient's international operations, and any failure of Adient to comply with those regulations, could adversely affect its business, results of operations and reputation.
Due to Adient's global operations, Adient is subject to many laws governing international relations and its international operations, including laws that prohibit improper payments to government officials and commercial customers, that regulate privacy and data security (including the General Data Protection Regulation in Europe when it becomes effective in May 2018), and that restrict where Adient can do business, what information or products Adient can import and export to and from certain countries and what information Adient can provide to a non-U.S. government. These laws include but are not limited to the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act, the U.S. Export Administration Act and U.S. and international economic sanctions and money laundering regulations. Adient has internal policies and procedures relating to compliance with such regulations; however, there is a risk that such policies and procedures will not always protect Adient from the improper acts of employees, agents, business partners, joint venture partners or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Violations of these laws, which are complex, may result in criminal penalties, sanctions and/or fines that could have a material adverse effect on Adient's business, financial condition and results of operations and reputation. In addition, Adient is subject to antitrust laws in various countries throughout the world. Changes in these laws or their interpretation, administration or enforcement may occur over time. Any such changes may limit Adient's future acquisitions or operations. Violations of antitrust laws may result in penalties, sanctions and/or fines, and may also result in costly and time-consuming governmental investigations, any or all of which could have a material adverse effect on Adient's business, financial condition and results of operations and reputation.
Adient's business in China is subject to aggressive competition and is sensitive to economic and market conditions.
Maintaining a strong position in the Chinese market is a key component of Adient's strategy. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market evolves, Adient anticipates that market participants will act aggressively to increase or maintain their market share. Increased competition may result in price reductions, reduced margins and Adient's inability to gain or hold market share. Adient's business in China is sensitive to economic, political and market conditions that drive automotive sales volumes in China. If Adient is unable to maintain its position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, then Adient's business and financial results may be materially adversely affected.
Global climate change could negatively affect Adient's business.
Increased public awareness and concern regarding global climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions. There continues to be a lack of consistent climate legislation, which

Adient plc | Form 10-K | 16

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
Adient is currently and may in the future become subject to legal proceedings and commercial or contractual disputes. These are typically lawsuits, claims and proceedings that arise in the normal course of business including, without limitation, claims pertaining to product liability, product safety, environmental, safety and health, intellectual property, employment, commercial, contractual and various other matters. The outcome of such lawsuits, claims or proceedings cannot be predicted with certainty and some may be disposed of unfavorably to Adient. There exists the possibility that such claims may have an adverse impact on Adient's results of operations that is greater than Adient anticipates, and/or negatively affect Adient's reputation.
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
Adient's level of debt obligations could adversely affect Adient's business, profitability and the ability to meet its obligations.
As of September 30, 2017, Adient's total consolidated indebtedness approximated $3 billion. This significant amount of debt could potentially have important consequences to Adient and its debt and equity investors, including:

•	requiring a substantial portion of Adient's cash flow from operations to make interest payments on this debt following the separation;

Adient plc | Form 10-K | 17

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

Adient plc | Form 10-K | 18

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
Shifts in market shares among vehicles, vehicle segments or shifts away from vehicles on which Adient has significant content or overall changes in consumer demand could have a material adverse effect on Adient's profitability.
While Adient supplies parts for a wide variety of vehicles produced globally, Adient does not supply parts for all vehicles produced, nor is the number or value of parts evenly distributed among the vehicles for which Adient does supply parts. Shifts in market shares among vehicles or vehicle segments, particularly shifts away from vehicles on which Adient has significant content and shifts away from vehicle segments in which Adient's sales may be more heavily concentrated, could have a material adverse effect on Adient's profitability. Increases in energy costs or other factors (e.g., climate change concerns) may also shift consumer demand away from motor vehicles that typically have higher interior content that Adient supplies, such as light trucks, crossover vehicles, minivans and sports utility vehicles, to smaller vehicles having less interior content. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which Adient is a significant supplier could reduce Adient's sales and harm Adient's profitability, thereby adversely affecting Adient's results of operations.
Adient's profitability and results of operations may be adversely affected by a significant failure or inability to comply with the specifications and manufacturing requirements of its OEM customers.
Adient's business faces the production demands and requirements of its OEM customers, as described in Item 1, "Business" of this Annual Report on Form 10-K. A significant failure or inability to comply with customer specifications and manufacturing requirements or delays or other problems with existing or new products (including program launch difficulties, as discussed below) could result in financial penalties, increased costs, loss of sales, loss of customers or potential breaches of customer contracts, which could have a material adverse effect on Adient's profitability and results of operations.
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

Adient plc | Form 10-K | 19

halt or limit purchases of Adient's products, which could result in the shutdown of the related manufacturing facilities. A significant disruption in the supply of a key component due to a work stoppage at one of Adient's suppliers or any other supplier could have the same consequences, and accordingly, have a material adverse effect on Adient's financial results.
Adient's internal controls around accounting and financial reporting may not be adequate to ensure complete and accurate reporting of Adient's financial position, results of operations and cash flows.
The Exchange Act requires that Adient file annual, quarterly and current reports with respect to its business and financial condition. Under the Sarbanes Oxley Act, Adient is required to maintain effective disclosure controls and procedures and internal controls over financial reporting. Any failure to achieve and maintain effective internal controls could have a material adverse effect on Adient's business, financial condition, results of operations and cash flow.
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
Any of the following could materially and adversely impact Adient's results of operations: the loss of, or changes in, automobile supply contracts, sourcing strategies or customer claims with Adient's major customers or suppliers; start-up expenses associated with new vehicle programs or delays or cancellations of such programs; underutilization of Adient's manufacturing facilities, which are generally located near, and devoted to, a particular customer's facility; inability to recover engineering and tooling costs; market and financial consequences of any recalls that may be required on products that Adient has supplied or sold into the automotive aftermarket; delays or difficulties in new product development and integration; quantity and complexity of new program launches, which are subject to Adient's customers' timing, performance, design and quality standards; interruption of supply of certain single-source components; the potential introduction of similar or superior technologies; changing nature and prevalence of Adient's joint ventures and relationships with its strategic business partners; and global overcapacity and vehicle platform proliferation.
Risks Related to Being a Separate, Stand-Alone Company
Adient's historical information related to the fiscal 2016 and fiscal 2015 years is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.
The historical information about Adient for fiscal 2016 and fiscal 2015 in this Annual Report on Form 10-K relates to Adient's business as operated by and integrated with the former Parent. This historical financial information was derived from the consolidated financial statements and accounting records of the former Parent. Accordingly, the historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that Adient would have achieved as a separate, publicly traded company during those periods.
Prior to the separation, Adient's business was operated by the former Parent as part of its broader corporate organization, rather than as an independent company. The former Parent or one of its affiliates performed various corporate functions for Adient, such as accounting, information technology, and treasury. Adient's historical financial results reflect allocations of corporate expenses from the former Parent for such functions and may not reflect the expenses Adient would have incurred had it operated as a separate publicly traded company. As a result of the separation, Adient is responsible for the additional costs associated with being an independent, publicly traded company, including costs related to corporate governance and external reporting. For additional information about the past financial performance of Adient's business and the basis of presentation of the historical combined financial statements of Adient's business, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data."

Adient plc | Form 10-K | 20

The former Parent may fail to perform under various transaction agreements that have been executed as part of the separation or Adient may fail to have necessary systems and services in place when certain of the transaction agreements expire.
In connection with the separation, Adient and the former Parent have entered into a separation and distribution agreement and various other agreements, including a transition services agreement, a tax matters agreement, an employee matters agreement and a transitional trademark license agreement. Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time after the separation. Adient relies on the former Parent to satisfy performance and payment obligations under these agreements. If the former Parent is unable to satisfy its obligations under these agreements, including its indemnification obligations, Adient could incur operational difficulties or losses.
Potential indemnification liabilities to the former Parent pursuant to the separation agreement could materially adversely affect Adient.
The separation agreement with the former Parent provides for, among other things, the principal corporate transactions required to effect the separation, certain conditions to the separation and provisions governing the relationship between Adient and the former Parent with respect to and resulting from the separation. Among other things, the separation agreement provides for indemnification obligations designed to make Adient financially responsible for substantially all liabilities that may exist relating to its business activities, whether incurred prior to or after the separation, as well as those obligations of the former Parent assumed by Adient pursuant to the separation agreement. Adient may be subject to substantial liabilities under these indemnifications.
Adient may not be able to engage in desirable strategic or capital raising transactions.
The former Parent and Adient have engaged in various restructuring transactions in connection with the separation. To preserve the tax-free treatment of certain such restructuring transactions, for the two-year period following the separation, under the tax matters agreement that Adient has entered into with the former Parent, Adient may be prohibited, except in specific circumstances, from (i) entering into any transaction pursuant to which all or a portion of the Adient ordinary shares would be acquired, whether by merger or otherwise, (ii) ceasing to actively conduct certain of its businesses or (iii) taking or failing to take any other action that would prevent certain of such restructuring transactions from qualifying as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the "Code"). These restrictions may limit for a period of time Adient's ability to pursue certain strategic transactions or other transactions that Adient may believe to be in the best interests of its shareholders or that might increase the value of its business.
Adient may have received better terms from unaffiliated third parties than the terms it received in its agreements with the former Parent.
The agreements Adient has entered into with the former Parent in connection with the separation, including a transition services agreement, a tax matters agreement, an employee matters agreement and a transitional trademark license agreement, were prepared in the context of the separation while Adient's business was still operated by and part of the former Parent. Accordingly, during the period in which the terms of those agreements were prepared, Adient did not have an independent board of directors or a management team that was independent of the former Parent. As a result, the terms of those agreements may not reflect terms that would have resulted from arm's-length negotiations between unaffiliated third parties. Arm's-length negotiations between the former Parent and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party.
Risks Related to Adient Ordinary Shares
Adient's share price may fluctuate significantly.
Adient cannot predict the prices at which shares of its ordinary shares may trade. The market price of Adient ordinary shares may fluctuate significantly due to a number of factors, some of which may be beyond Adient's control, including:

•	actual or anticipated fluctuations in Adient's operating results;

•	changes in earnings estimated by securities analysts or Adient's ability to meet those estimates;

•	the operating and stock price performance of comparable companies;

•	changes to the regulatory and legal environment under which Adient operates;

Adient plc | Form 10-K | 21

•	the trading volume and liquidity of Adient ordinary shares; and

•	domestic and worldwide economic conditions.
In addition, when the market price of a company's shares drops significantly, shareholders often institute securities class action lawsuits against Adient. A lawsuit against Adient could cause it to incur substantial costs and could divert the time and attention of its management and other resources.
Adient cannot guarantee the timing, amount or payment of dividends on its ordinary shares.
Although Adient expects to continue to pay regular cash dividends in the future, the timing, declaration, amount and payment of future dividends to shareholders will fall within the discretion of Adient's board of directors. The board's decisions regarding the payment of dividends will depend on many factors, such as Adient's financial condition, earnings, sufficiency of distributable reserves, capital requirements, debt service obligations, legal requirements, regulatory constraints and other factors that the board deems relevant. Adient's ability to pay dividends will depend on its ongoing ability to generate cash from operations and access capital markets. Adient cannot guarantee that it will continue to pay dividends in the future. For more information, see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Adient shares may be diluted in the future.
In the future, per share ownership percentage in Adient may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that Adient has granted and may grant in the future to Adient's directors, officers and employees. Adient's employees have options to purchase its ordinary shares as a result of the conversion in the distribution of their the former Parent stock options (in whole or in part) to Adient share options. Adient's compensation committee has granted stock-based awards to employees in Adient ordinary shares, and Adient anticipates its compensation committee will continue to do so. Such awards have a dilutive effect on Adient's earnings per share, which could adversely affect the market price of Adient ordinary shares.
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
In addition, several mandatory provisions of Irish law could prevent or delay an acquisition of Adient. For example, Adient will be subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in Adient ordinary shares in certain circumstances. Also, Irish companies, including Adient, may only alter their memorandum of association

Adient plc | Form 10-K | 22

and articles of association with the approval of the holders of at least 75% of Adient's shares present and voting in person or by proxy at a general meeting of Adient (and certain provisions of Adient's memorandum of association and articles of association may only be amended with the approval of at least 80% of Adient's shares present and voting in person or by proxy at a general meeting of Adient).
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
The Adient articles of association permit Adient by ordinary resolution of the shareholders to declare dividends, provided that the directors have made a recommendation as to its amount. The dividend may not exceed the amount recommended by the directors. The directors may also decide to continue to pay interim dividends if it appears to them that the profits available for distribution justify the payment. When recommending or declaring the payment of a dividend, the directors will be required under Irish law to comply with their duties, including considering Adient's future financial requirements.
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

Adient plc | Form 10-K | 23

state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.
A judgment obtained against Adient will be enforced by the courts of Ireland if the following general requirements are met: (i) U.S. courts must have had jurisdiction in relation to the particular defendant according to Irish conflict of law rules (the submission to jurisdiction by the defendant would satisfy this rule) and (ii) the judgment must be final and conclusive and the decree must be final and unalterable in the court which pronounces it. A judgment can be final and conclusive even if it is subject to appeal or even if an appeal is pending. Where however the effect of lodging an appeal under the applicable law is to stay execution of the judgment, it is possible that in the meantime the judgment may not be actionable in Ireland. It remains to be determined whether final judgment given in default of appearance is final and conclusive. However, Irish courts may refuse to enforce a judgment of the U.S. courts which meets the above requirements for one of the following reasons: (i) if the judgment is not for a definite sum of money; (ii) if the judgment was obtained by fraud; (iii) the enforcement of the judgment in Ireland would be contrary to natural or constitutional justice; (iv) the judgment is contrary to Irish public policy or involves certain U.S. laws which will not be enforced in Ireland; or (v) jurisdiction cannot be obtained by the Irish courts over the judgment debtors in the enforcement proceedings by personal service in Ireland or outside Ireland under Order 11 of the Ireland Superior Courts Rules.
As an Irish company, Adient is governed by the Irish Companies Act 2014, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to Adient only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of Adient and may exercise such rights of action on behalf of Adient only in limited circumstances. Accordingly, holders of Adient's securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.
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
Under Section 7874, a corporation created or organized outside the U.S. (i.e., a foreign corporation) will nevertheless be treated as a U.S. corporation for U.S. federal tax purposes if (i) the foreign corporation directly or indirectly acquires substantially all of the properties held directly or indirectly by a U.S. corporation (including through an acquisition of the outstanding shares of the U.S. corporation), (ii) the former shareholders of the acquired U.S. corporation hold at least 80% (by either vote or value) of the shares of the foreign acquiring corporation after the acquisition by reason of holding shares in the acquired U.S. corporation (including the receipt of the foreign corporation's shares in exchange for the U.S. corporation's shares), or the 80% Ownership Test, and (iii) the foreign corporation's "expanded affiliated group" does not have substantial business activities in the foreign corporation's country of organization or incorporation relative to such expanded affiliated group's worldwide activities. For purposes of Section 7874, acquisitions of multiple U.S. corporations (and/or substantially all of the assets of multiple U.S. corporations) by a foreign corporation, if treated as part of a plan or series of related transactions, may be treated as a single acquisition, in which case all shares of the foreign acquiring corporation received by the shareholders of the U.S. corporations would be aggregated for purposes of the 80% Ownership Test. Where, pursuant to the same transaction, stock of the foreign acquiring corporation is received in exchange for stock of a U.S. corporation as well as other property, the portion of the stock of the foreign acquiring corporation received in exchange for the stock of the U.S. corporation is determined based on the relative value of the stock of the U.S. corporation compared with the aggregate value of such stock and such other property.
As part of the separation, Adient indirectly acquired assets, including stock of U.S. subsidiaries, from the former Parent, which is a U.S. corporation. It is currently not expected that Section 7874 will cause Adient or any of its affiliates to be treated as a U.S. corporation for U.S. tax purposes as a result of such acquisitions because, among other things, based on the rules for determining ownership under Section 7874 and the Treasury Regulations promulgated thereunder and certain factual assumptions, (i) the assets

Adient plc | Form 10-K | 24

acquired from the former Parent are not expected to constitute "substantially all" of the properties held directly or indirectly by the former Parent and (ii) the shares received by reason of holding stock in the U.S. subsidiaries of the former Parent transferred in the separation are not expected to represent at least 80% (by either vote or value) of the relevant shares. The law and Treasury Regulations promulgated under Section 7874 are relatively new, complex and somewhat unclear, and there is limited guidance regarding the application of Section 7874 in circumstances similar to the separation. For example, there is currently no guidance that expressly defines what constitutes "substantially all" of the properties of a U.S. corporation for purposes of Section 7874 and it is possible that the Internal Revenue Service (the "IRS") may assert that "substantially all" of the properties of the former Parent (or of a U.S. subsidiary of the former Parent) were acquired in the separation. In addition, there is limited guidance on the application of the 80% Ownership Test in circumstances similar to the separation and the IRS may not agree that the shares held by reason of holding shares in U.S. subsidiaries that (or substantially all of the assets of which) were transferred in the separation represent less than 80% (by either vote or value) of the relevant shares for purposes of Section 7874. Moreover, the percentage represented by such shares will depend on the relative valuation of the various assets (including stock of subsidiaries) that were transferred in connection with the separation. Valuation matters can be subjective, and the IRS may also seek to challenge the valuation of such assets.
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
Accordingly, there can be no assurance that the IRS will not challenge the status of Adient or any of its foreign affiliates as a foreign corporation under Section 7874 or that such challenge would not be sustained by a court. If the IRS were to successfully challenge such status under Section 7874, Adient and its affiliates could be subject to substantial additional U.S. tax liability. Adient estimates that if it were treated as a U.S. corporation for U.S. federal tax purposes, its effective tax rate could be substantially greater than currently contemplated. In addition, Adient and certain of its foreign affiliates are expected, regardless of any application of Section 7874, to be treated as tax residents of countries other than the U.S. Consequently, if Adient or any such affiliate is treated as a U.S. corporation for U.S. federal tax purposes under Section 7874, Adient or such affiliate could be liable for both U.S. and non-U.S. taxes, which could have a material adverse effect on its financial condition and results of operations.
Section 7874 may limit the ability of Adient's U.S. affiliates to use certain tax attributes or otherwise increase such U.S. affiliates' U.S. taxable income.
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
As part of the separation, Adient indirectly acquired assets, including stock of U.S. subsidiaries, from the former Parent, which is a U.S. corporation, in exchange for Adient ordinary shares. It is currently not expected that Section 7874 will limit the ability of Adient's U.S. affiliates to use certain tax attributes because, among other things, based on the rules for determining ownership under Section 7874 and the Treasury Regulations promulgated thereunder and certain factual assumptions, (i) the assets acquired from the former Parent are not expected to constitute "substantially all" of the properties held directly or indirectly by the former Parent and (ii) the shares received by reason of holding stock in the U.S. subsidiaries transferred in the separation are not expected

Adient plc | Form 10-K | 25

to represent at least 60% (by either vote or value) of the relevant shares. However, as discussed above, the Treasury Regulations promulgated under Section 7874 are relatively new, complex and somewhat unclear and there is limited guidance regarding the application of Section 7874 in circumstances similar to the separation. Moreover, the percentage of shares held by reason of holding stock of relevant U.S. subsidiaries of the former Parent will depend on the relative valuation of the assets transferred in connection with the separation and valuation matters can be subjective.
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
Adient's status as a foreign corporation for U.S. federal tax purposes could be affected by a change in law.
Under current law, Adient is expected to be treated as a foreign corporation for U.S. federal tax purposes and Section 7874 is not otherwise expected to apply to Adient or its affiliates as a result of the separation. However, changes to the rules contained in Section 7874 and the Treasury Regulations promulgated thereunder, or other changes in law, could adversely affect Adient's and/or its affiliates' status as foreign corporations for U.S. federal tax purposes, the ability of Adient's U.S. affiliates to use certain attributes or deductions, the Adient group's effective tax rate and/or future tax planning for the Adient group, and any such changes could have prospective or retroactive application to Adient, its shareholders and affiliates, and/or the separation and distribution.
Recent legislative and other proposals have aimed to expand the scope of U.S. corporate tax residence, including in such a way as could cause Adient and/or its affiliates to be treated as U.S. corporations if the management and control of Adient or such affiliates were determined to be located primarily in the U.S. In addition, recent legislative and other proposals have aimed to expand the scope of Section 7874, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. Such proposals, if made retroactively effective to transactions completed during the period in which the separation occurred, could cause Adient and/or its affiliates to be treated as U.S. corporations for U.S federal tax purposes. In such case, the Adient group would be subject to substantially greater U.S. tax liability than currently contemplated.
The IRS may assert that Section 7874 applies to the separation as a result of the merger and Adient's ability to use stock in future strategic transactions may be limited.
For purposes of Section 7874, if two or more foreign corporations directly or indirectly acquire, in the aggregate, substantially all of the properties of a U.S. corporation, and such acquisitions are treated as part of a plan or a series of related transactions, then each such foreign corporation may be treated as acquiring substantially all of the properties of such U.S. corporation. However, there is no specific guidance regarding how the percentage ownership of the former shareholders of such U.S. corporation in each such foreign corporation is determined for purposes of Section 7874 in such circumstances. The IRS may assert that, even though the Tyco merger is a separate transaction from the separation, the merger should be integrated with the separation and that Adient and/or its affiliates should therefore be treated as having acquired substantially all of the properties of the former Parent in the separation. In the event the IRS were to prevail with such assertion, the application of Section 7874 to the separation is not entirely clear. It is possible that the determination of whether the 60% Ownership Test or the 80% Ownership Test is met with respect to the separation would be made by reference to the percentage of shares of the former Parent held by the former shareholders of the former Parent after the Tyco merger by reason of holding shares in the former Parent. Under this approach, based on certain factual assumptions and current provisions of U.S. federal income tax law, it is expected that Adient would be respected as a foreign corporation for U.S. federal tax purposes. However, there can be no assurance that the IRS would not assert a different methodology and conclude that either the 60% Ownership Test or the 80% Ownership Test is satisfied. If the IRS were to prevail with such assertion, the ability of Adient's U.S. affiliates to use certain U.S. tax attributes could be limited and/or Adient or its foreign affiliates could be treated as a U.S. corporation for U.S. federal tax purposes. If Adient or its affiliates were to be subject to such limitations or to be so treated, significant adverse tax consequences would result. In addition, if Adient were treated as acquiring substantially all of the assets of a U.S. corporation then the applicable rules would exclude the shares of Adient stock attributable to that acquisition for purposes of the 60% Ownership Test and 80% Ownership Test in a subsequent acquisition, although the validity

Adient plc | Form 10-K | 26

of such applicable rules has been challenged and this challenge has been sustained by at least one court. In such case, Adient's ability to use its stock in a future acquisition could be limited. As discussed above, these rules are new and complex, and there is limited guidance regarding their application.
Future changes to U.S. and non-U.S. tax laws could materially adversely affect Adient.
The U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where Adient and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of "base erosion and profit shifting," including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which Adient and its affiliates do business could change on a prospective or retroactive basis, and any such changes could materially adversely affect Adient and its affiliates, including potential material adverse effects to Adient's tax rate. In particular, significant tax reform has been proposed in the U.S., potentially resulting in changes that could affect Adient, including materially adversely. The prospect of passage of such proposals is unclear.
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
With respect to the new model provisions pertaining to expatriated entities, because, as described above, Adient does not believe it is an "expatriated entity" as defined in Section 7874, payments of interest, dividends, royalties and certain other items of income by or to Adient's U.S. affiliates to or from non-U.S. persons would not be expected to become subject to full U.S. withholding tax, even if applicable treaties were subsequently amended to adopt the new model provisions. In response to comments that the U.S. Treasury received regarding the May 2015 draft, the new model treaty provisions pertaining to expatriated entities fix the definition of "expatriated entity" to the meaning ascribed to such term under Section 7874(a)(2)(A) as of the date the relevant bilateral treaty is signed. As discussed above, the rules under Section 7874 are relatively new, complex and are the subject of current and future legislative and regulatory changes. Accordingly, there can be no assurance that the IRS will agree with the position that the separation does not result in the creation of an "expatriated entity" (within the meaning of Section 7874) under current law or law as in effect at the time the applicable treaty were amended or that any such challenge by the IRS would not be sustained by a court, or that such position would not be affected by future or regulatory action which may apply retroactively to the separation.
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

Adient plc | Form 10-K | 27

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
In certain circumstances, dividends paid by Adient may be subject to Irish dividend withholding tax.
In certain circumstances, Irish dividend withholding tax ("DWT") (currently at a rate of 20%) may arise in respect of dividends paid on Adient ordinary shares. A number of exemptions from DWT exist pursuant to which shareholders resident in the United States and shareholders resident in certain countries may be entitled to exemptions from DWT.
Please note the requirement to complete certain relevant Irish Revenue Commissioners DWT forms ("DWT Forms") in order to qualify for many of the exemptions.
Dividends paid in respect of Adient ordinary shares that are owned by a U.S. resident and held through DTC will not be subject to DWT provided the address of the beneficial owner of such shares in the records of the broker holding such shares is recorded as being in the United States (and such broker has further transmitted the relevant information to a qualifying intermediary appointed by Adient). Similarly, dividends paid in respect of Adient ordinary shares that are held outside of DTC and are owned by a resident of the United States will not be subject to DWT if such shareholder satisfies the conditions of one of the exemptions including the requirement to furnish a completed IRS Form 6166 or a valid DWT Form to Adient's transfer agent to confirm U.S. residence and claim an exemption. Adient shareholders resident in other countries may also be eligible for exemption from DWT on dividends paid in respect of their Adient ordinary shares provided they satisfy the conditions of one of the exemptions including the requirement to furnish valid DWT Forms to their brokers (in respect of such shares held through DTC) (and such broker has further transmitted the relevant information to a qualifying intermediary appointed by Adient) or to Adient's transfer agent (in respect of such shares held outside of DTC). Other Adient shareholders may be subject to DWT, which could adversely affect the price of Adient ordinary shares.

Item 1B.	Unresolved Staff Comments
None.

Adient plc | Form 10-K | 28

Item 2.	Properties
The following table sets forth Adient's principal owned and leased facilities as of September 30, 2017.

	Number of Locations			Square Footage (in millions)
	Manufacturing	Administrative	Total	Owned	Leased	Total
United States	38	8	46	3.4	1.8	5.2
Germany	31	7	38	4.6	2.1	6.7
Mexico	20	—	20	1.7	1.6	3.3
Other European countries	81	2	83	6.2	4.1	10.3
Asia/Pacific	50	6	56	1.9	3.7	5.6
South America	8	—	8	0.4	0.2	0.6
Other foreign	10	—	10	0.3	0.8	1.1
	238	23	261	18.5	14.3	32.8
Adient considers its facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. The Seating segment operates the significant majority of the locations. See Part II, Item 8 of this Annual Report on Form 10-K in Note 7, "Leases," of the notes to consolidated financial statements for information regarding lease commitments.

Item 3.	Legal Proceedings
Adient is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, product safety, environmental, safety and health, intellectual property, employment, commercial, contractual and various other matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to Adient, it is management's opinion that none of these will have a material adverse effect on Adient's financial position, results of operations or cash flows. Adient accrues for potential liabilities in a manner consistent with accounting principles generally accepted in the United States, that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable.

Item 4.	Mine Safety Disclosures
Not applicable.

Adient plc | Form 10-K | 29

PART II - OTHER INFORMATION

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market
Adient's ordinary shares are traded on the New York Stock Exchange ("NYSE") under the symbol "ADNT." A "when-issued" trading market for Adient's ordinary shares began on the NYSE on October 17, 2016, and "regular way" trading of Adient's ordinary shares began on October 31, 2106. Prior to October 31, 2016, there was no public market for Adient's ordinary shares.

	Fiscal 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$58.60	$75.69	$74.49	$85.71
Low	$44.20	$55.88	$61.73	$63.99
Holders
As of September 30, 2017, there were approximately 30,000 shareholders of record.
Dividends
Adient's Board of Directors declared quarterly cash dividends of $0.275 per share for each of the second, third and fourth quarters of fiscal 2017. On November 7, 2017, Adient's Board of Directors declared a cash dividend of $0.275 per share, payable in February 2018. Adient currently expects to pay cash dividends in the future, although such payments are subject to the declaration of and at the discretion of the Board of Directors and will depend upon Adient's financial condition, results of operations, capital requirements, alternative uses of capital and other factors the Board of Directors may consider at its discretion. In addition, under Irish law, dividends and distributions (including the payment of cash dividends or share repurchases) may be made only from "distributable reserves" on Adient's unconsolidated balance sheet prepared in accordance with the Irish Companies Act 2014. In addition, no distribution or dividend may be paid or made by Adient unless the net assets of Adient are equal to, or exceed, the aggregate of Adient's share capital that has been paid up or that is payable in the future plus non-distributable reserves, and the distribution does not reduce Adient's net assets below such aggregate.
Adient did not pay any dividends during fiscal 2016 because it was not a separate company.
Recent Sales of Unregistered Equity Securities
None.
Repurchases of Equity Securities
Share repurchase activity during the three months ended September 30, 2017 was as follows:

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units)that may yet be Purchased Under the Plans or Programs (1)
July 1, 2017 to July 31, 2017	—	$—	$—	$210,000,580
August 1, 2017 to August 31, 2017	—	—	—	210,000,580
September 1, 2017 to September 30, 2017	—	—	—	210,000,580
	—	$—	$—	$210,000,580
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

Adient plc | Form 10-K | 30

depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Repurchased shares were retired immediately upon repurchase.
Stock Performance Graph
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent Adient specifically incorporates it by reference into such a filing.
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for Adient’s ordinary shares, the Standard & Poor’s 500 Index and a peer group for the period October 31, 2016 (the first day ordinary shares were traded following the separation) through September 30, 2017. The graph assumes the value of the investment in Adient's ordinary shares and each index was $100 on October 31, 2016 and that all dividends were reinvested. Historic stock price performance is not necessarily indicative of future stock price performance. Adient selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. The peer group referenced in the graph below consists of Autoliv, Inc., BorgWarner, Inc., Cooper-Standard Holding, Inc., Delphi Automotive, Goodyear Tire & Rubber, Lear Corp, Magna International Inc., Tenneco Inc., Faurecia SA, Toyota Boshoku Corp. and HUAYU Automotive Systems Co.

	10/31/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017
Adient plc	$100	$129	$160	$144	$186
S&P 500	$100	$106	$112	$116	$121
Peer Group	$100	$106	$115	$124	$140

Adient plc | Form 10-K | 31

Item 6.	Selected Financial Data
The following selected historical consolidated financial data below should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Statement of Operations (dollars in millions)	2017	2016 (1)	2015 (1)	2014 (1)	2013(1)
Net sales (2)	$16,213	$16,790	$20,023	$21,991	$20,423
Gross profit	1,408	1,609	1,852	1,953	1,575
Net income (loss) attributable to Adient (3)	877	(1,546)	460	299	187

Earnings per share (4)
Basic	$9.38	$(16.50)	$4.91	$3.19	$2.00
Diluted	$9.34	$(16.50)	$4.90	$3.19	$2.00

Balance Sheet Data (dollars in millions)
Total assets	$13,170	$12,956	$10,414	$11,198	$11,387
Total debt	3,478	3,521	59	156	138
Shareholders' equity attributable to Adient	4,279	4,176	5,603	5,445	5,582
Total debt to capitalization (5)	45%	46%	1%	3%	2%
(1) Amounts have been revised to correct for misstatements, as described in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in the accompanying notes to the consolidated financial statements. Fiscal years 2014 and 2013 have been revised for consistency with current period presentation and as a result of this revision net sales decreased $50 million and net income (loss) attributable to Adient, total assets and shareholders' equity attributable to Adient decreased $8 million in fiscal 2014 and net sales decreased $47 million in fiscal 2013.
(2) On July 2, 2015, Adient completed the YFAI global automotive interiors joint venture and deconsolidated the contributed interiors business since that date resulting in lower consolidated net sales in subsequent periods.
(3) Net income attributable to Adient includes the following significant items. Refer to Note 17, "Segment Information," of the notes to consolidated financial statements for more information on the individual items below.

(in millions)	2017	2016	2015	2014	2013
Pension mark-to-market	$45	$(110)	$(6)	$(50)	$(13)
Gain (loss) on business transactions - net (6)	151	—	137	(86)	135
Costs related to Becoming Adient	(95)	—	—	—	—
Costs related to the separation of Adient	(10)	(369)	—	—	—
Restructuring and impairment costs	(46)	(332)	(182)	(158)	(280)
Tax benefit (expense) of items above	22	66	(65)	(23)	(1)
	67	(745)	(116)	(317)	(159)
One-time tax benefit (expense) items	12	(1,891)	(293)	—	—
Impact of significant items	$79	$(2,636)	$(409)	$(317)	$(159)
(4) Adient earnings per share for 2016, 2015, 2014 and 2013 were calculated using the number of shares that were distributed to the former Parent shareholders upon the separation (93,671,810 shares).
(5) Total debt to capitalization represents total debt divided by the sum of total debt and equity attributable to Adient.
(6) Net (gain) loss on business transactions includes a $151 million net gain in fiscal 2017 and a $106 million net gain in fiscal 2013 that are recorded in equity income.

Adient plc | Form 10-K | 32

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This section and other parts of this Annual Report on Form 10-K ("Form 10-K") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient's control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the ability of Adient to meet debt service requirements, the availability and terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, the ability of Adient to effectively integrate the Futuris business, and cancellation of or changes to commercial arrangements. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part I, Item 1A of the which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of the Form 10-K. All information presented herein is based on the Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Separation from the former Parent
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
Adient's fiscal 2016 and 2015 consolidated financial statements were prepared on a stand-alone basis derived from the former Parent's consolidated financial statements and accounting records. Therefore, the financial statements reflect, in conformity with accounting principles generally accepted in the United States, Adient's financial position, results of operations, comprehensive income (loss) and cash flows as the business would have been historically operated as part of the former Parent prior to the separation. The financial statements may not be indicative of Adient's future performance and do not necessarily reflect what the consolidated results of operations, financial condition and cash flows would have been had Adient operated as a separate, publicly traded company during the periods presented, particularly because many changes occurred in Adient's operations and capitalization as a result of the separation from the former Parent.
Adient's fiscal 2016 and 2015 consolidated statement of operations includes its direct expenses for cost of goods sold, research and development, sales and marketing, distribution, and administration as well as allocations of expenses arising from shared services and infrastructure provided by the former Parent to Adient, such as information technology, accounting, legal, real estate and facilities, corporate advertising, risk and insurance services, treasury, shareholder services and other corporate and infrastructure services. These operating expenses were allocated to Adient that used estimates that were considered to be a reasonable reflection of the utilization of services provided or benefits received by Adient.

Adient plc | Form 10-K | 33

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
Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient also supplies high performance seating systems to the commercial trucking and international motorsports industry through its award winning RECARO brand of products. Adient operates approximately 238 wholly- and majority-owned manufacturing or assembly facilities, with operations in 34 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America.
Adient operates in two reportable segments, as follows:
Seating
The Seating segment produces automotive seat metal structures and mechanisms, foam, trim, fabric and complete seat systems.
Interiors
The Interiors segment, derived from its global automotive interiors joint ventures, produces instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other products.
Global Automotive Industry
Adient conducts its business in the automotive industry, which is highly competitive and sensitive to economic conditions. During the fiscal years ended September 30, 2017, 2016 and 2015 the global automotive industry experienced modest global growth. In fiscal 2017, South America and other Asian regions experienced growth while production in North America saw decreases due to varying economic, political and social factors.
Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
(units in millions)	2017	Change	2016	Change	2015
Global	93.3	4%	90.0	3%	87.8
North America	17.3	-3%	17.8	2%	17.4
South America	3.2	19%	2.7	-21%	3.4
Europe	22.8	3%	22.2	-3%	22.8
China	27.9	6%	26.2	13%	23.1
Asia, excluding China, and Other	22.1	5%	21.1	—%	21.1

Source: IHS Automotive, October 2017

*	Based on production volumes. Source: IHS Automotive

Adient plc | Form 10-K | 34

Financial Results Summary
Significant aspects of Adient's financial results for fiscal 2017 include the following:

•
Adient recorded net sales of $16,213 million for fiscal 2017, representing a decrease of $577 million when compared to fiscal 2016. Foreign currency had an unfavorable impact of $97 million, with the remaining decrease resulting primarily from lower volumes in North America.

•
Gross profit was $1,408 million or 9% of net sales for fiscal 2017 compared to $1,609 million or 10% of net sales in fiscal 2016. Profitability, along with gross profit as a percentage of net sales, was lower primarily from the effect of lower sales volumes and higher commodity costs.

•
Equity income was $522 million for fiscal 2017, which is $178 million higher when compared to fiscal 2016. Excluding the business transaction gain in fiscal 2017 ($151 million) and the unfavorable impact of foreign currency, equity income increased by 12% due primarily to growth in China at our Seating affiliates.

•
Net income attributable to Adient was $877 million for fiscal 2017, which is $2,423 million higher when compared to fiscal 2016, primarily attributable to prior year one-time tax charges related to the separation.

Consolidated Results of Operations

	Year Ended September 30,
(in millions)	2017	Change	2016 (1)	Change	2015 (1)
Net sales	$16,213	-3%	$16,790	-16%	$20,023
Cost of sales	14,805	-2%	15,181	-16%	18,171
Gross profit	1,408	-12%	1,609	-13%	1,852
Selling, general and administrative expenses	691	-43%	1,222	8%	1,131
Gain (loss) on business divestitures - net	—	*	—	*	137
Restructuring and impairment costs	46	-86%	332	82%	182
Equity income	522	52%	344	23%	280
Earnings before interest and income taxes	1,193	*	399	-58%	956
Net financing charges	132	*	22	83%	12
Income before income taxes	1,061	*	377	-60%	944
Income tax provision	99	-95%	1,839	*	418
Net income (loss)	962	*	(1,462)	*	526
Income attributable to noncontrolling interests	85	1%	84	27%	66
Net income (loss) attributable to Adient	$877	*	$(1,546)	*	$460

(1) Prior year amounts have been revised to correct for misstatements as described in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in the accompanying notes to the consolidated financial statements.

* Measure not meaningful
Net Sales

	Year Ended September 30,
(in millions)	2017	Change	2016	Change	2015
Net sales	$16,213	-3%	$16,790	-16%	$20,023
Net sales decreased by $577 million, or 3%, in fiscal 2017 due primarily to lower volumes in North America resulting from overall economic factors, capital restraints prior to 2016 and the wind down of certain plants and related expiring programs, partially offset by higher volumes in Europe and other Asian countries corresponding to overall economic growth in those regions. Also

Adient plc | Form 10-K | 35

contributing to the overall decrease was unfavorable foreign currency translation of $97 million, partially offset by the impact of the consolidation of one of our China affiliates, which added $64 million in net sales in fiscal 2017. Refer to the segment analysis below for a discussion of net sales for the Seating segment.
Net sales for fiscal 2016 were unfavorably impacted by foreign currency translation ($411 million) and the completion of the YFAI global automotive interiors joint venture on July 2, 2015 ($2,954 million). Excluding the unfavorable impact of foreign currency translation and the impact of the completion of the YFAI global automotive interiors joint venture, consolidated net sales increased by $132 million, or 1% , primarily due to higher volumes attributable to growth in Asia and Europe, partially offset by softness in the Americas due to changes in automotive production levels and expiring programs. Refer to the segment analysis below for a discussion of net sales for the Seating segment.
Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2017	Change	2016	Change	2015
Cost of sales	$14,805	-2%	$15,181	-16%	$18,171
Gross profit	1,408	-12%	1,609	-13%	1,852
% of sales	8.7%		9.6%		9.2%
Cost of sales decreased by $376 million, or 2% primarily as a result of the lower levels of net sales. Gross profit decreased by $201 million, or 90 basis points as a percentage of net sales primarily due to higher commodity costs (e.g. rising steel prices) and the effect of the lower levels of net sales. Other items impacting cost of sales include favorable foreign currency translation of $103 million, a favorable impact from pension mark-to-market of $20 million ($4 million benefit in fiscal 2017 compared to $16 million charge in fiscal 2016) resulting from higher discount rates for certain non-US pension plans and Becoming Adient costs of $55 million. Refer to the segment analysis below for a discussion of segment profitability.
Cost of sales for fiscal 2016 was favorably impacted by the YFAI global automotive interiors joint venture ($2,705 million) and foreign currency translation ($369 million). Excluding the above items, costs of sales increased by $84 million. These items favorably impacted current period gross profit as a percentage of net sales by 20 basis points. The increase in gross profit as a percentage of net sales was primarily due to the benefits of the impact of the YFAI global automotive interiors joint venture and cost reduction initiatives. Mark-to-market adjustments on pension and postretirement plans had a net unfavorable impact on cost of sales of $13 million ($16 million charge in fiscal 2016 compared to a $3 million charge in fiscal 2015) primarily due to decreases in discount rates for certain non-U.S. pension plans. Refer to the segment analysis below for a discussion of segment profitability.
Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2017	Change	2016	Change	2015
Selling, general and administrative expenses	$691	-43%	$1,222	8%	$1,131
% of sales	4.3%		7.3%		5.6%
Selling, general and administrative expenses (SG&A) decreased by $531 million, or 43% for fiscal 2017 when compared with fiscal 2016. SG&A for fiscal 2017 was favorably impacted by lower separation costs ($359 million), a favorable impact from pension mark-to-market of $135 million (a $41 million benefit in fiscal 2017 compared to a $94 million charge in fiscal 2016) resulting from higher discount rates for certain non-US pension plans and foreign currency translation ($4 million), partially offset by Becoming Adient costs ($40 million), a prior year pension credit associated with pension plans retained by the former Parent ($24 million), prior year favorable settlements from previous business divestitures ($22 million), a prior year favorable legal settlement ($20 million), a prior year favorable commercial settlement ($13 million), the initial funding of the Adient foundation ($12 million) and Futuris transaction costs ($3 million). Excluding the impact of these items, SG&A decreased by approximately 14% primarily as a result of overall lower stand-alone costs compared to allocated costs from the former Parent and to cost reduction initiatives. Refer to the segment analysis below for a discussion of segment profitability.
SG&A for fiscal 2016 was unfavorably impacted by separation costs ($369 million) and an unfavorable impact from pension mark-to-market of $91 million (a $94 million charge in fiscal 2016 compared to a $3 million charge in fiscal 2015) primarily due to decreases in discount rates for certain non-U.S. pension plans, partially offset by the impact of the YFAI global automotive

Adient plc | Form 10-K | 36

interiors joint venture ($154 million), favorable foreign currency translation ($25 million), a pension credit associated with pension plans retained by the former Parent ($24 million), favorable settlements from previous business divestitures ($22 million), a favorable legal settlement ($20 million) and a favorable commercial settlement ($13 million). Excluding the above items, SG&A decreased by approximately 10% primarily due to lower corporate allocations from the former Parent ($46 million), prior year transaction and integration costs ($38 million) and lower costs resulting from cost reduction initiatives. Refer to the segment analysis below for a discussion of segment profitability.
Gain (Loss) on Business Divestitures - Net

	Year Ended September 30,
(in millions)	2017	Change	2016	Change	2015
Gain (loss) on business divestitures - net	$—	*	$—	*	$137

* Measure not meaningful
There were no business divestitures in fiscal 2017 and 2016. The gain in fiscal 2015 relates primarily to the YFAI global automotive interiors joint venture transaction. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for further information on the gain (loss) on business divestitures-net.
Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2017	Change	2016	Change	2015
Restructuring and impairment costs	$46	-86%	$332	82%	$182
Refer to Note 14, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements and to the "Restructuring and Impairment Costs" section of Item 7 on Management's Discussion and Analysis of Financial Condition and Results of Operations for information related to Adient's restructuring plans.
Net Financing Charges

	Year Ended September 30,
(in millions)	2017	Change	2016	Change	2015
Net financing charges	$132	*	$22	83%	$12

* Measure not meaningful
Net financing charges increased in fiscal 2017 compared to fiscal 2016 due to the debt incurred and maintained in connection with the separation from the former Parent. Net financing charges increased in fiscal 2016 compared to fiscal 2015 due to the issuance of debt during the fourth quarter of fiscal 2016 in conjunction with the separation from the former Parent.
Equity Income

	Year Ended September 30,
(in millions)	2017	Change	2016	Change	2015
Equity income	$522	52%	$344	23%	$280
Equity income increased in fiscal 2017 primarily due to a gain on a previously-held interest in a China affiliate ($151 million) that Adient started consolidating in the fourth quarter of fiscal 2017 as a result of an amendment to the related rights agreement. Excluding this gain and the unfavorable impact of foreign currency translation ($13 million), equity income increased by 12% due to overall higher income at certain Seating affiliates in China resulting from higher automotive production levels and overall higher income at YFAI. The increase in equity income for fiscal 2016 was primarily due to income related to the YFAI global

Adient plc | Form 10-K | 37

automotive interiors joint venture and higher income at certain partially-owned Seating affiliates in China resulting from higher automotive production levels. Refer to Note 18, "Nonconsolidated Partially-Owned Affiliates," of the notes to consolidated financial statements for further disclosure related to Adient's nonconsolidated partially-owned affiliates.
Income Tax Provision

	Year Ended September 30,
(in millions)	2017	Change	2016	Change	2015
Income tax provision	$99	-95%	$1,839	*	$418

* Measure not meaningful
The fiscal 2017 effective tax rate of 9% is below the Irish statutory rate of 12.5% primarily due to benefits from global tax planning, notional interest deductions, foreign tax rate differentials, and foreign exchange, partially offset by a first quarter fiscal 2017 tax law change in Hungary, repatriation of foreign earnings, and changes in uncertain tax positions and valuation allowances.
The fiscal 2016 effective tax rate of 488% is above the U.S. statutory rate primarily due to the tax consequences surrounding the separation ($1,891 million) and the jurisdictional mix of restructuring and impairment costs, partially offset by the benefits of continuing global tax planning initiatives and foreign tax rate differentials.
The fiscal 2015 effective tax rate of 44% is above the U.S. statutory rate primarily due to the tax consequences of business divestitures ($356 million) partially offset by the benefits of U.S. tax on foreign income ($252 million), income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory rate and global tax planning initiatives.
The global tax planning initiatives in fiscal years 2016 and 2015 relate primarily to Adient's portion of the former Parent's foreign tax credit planning, global financing structures and alignments of its global business functions in a tax efficient manner. Refer to Note 16, "Income Taxes," of the notes to consolidated financial statements for further disclosure related to Adient's income tax provision.
Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2017	Change	2016	Change	2015
Income attributable to noncontrolling interests	$85	1%	$84	27%	$66
The increase in income attributable to noncontrolling interests for fiscal 2017 was primarily attributable to the consolidation of a partially-owned Seating affiliate in China. The increase in income attributable to noncontrolling interests for fiscal 2016 was primarily due to higher income at partially-owned Seating affiliates in North America driven by higher volumes.
Net Income (Loss) Attributable to Adient

	Year Ended September 30,
(in millions)	2017	Change	2016	Change	2015
Net income (loss) attributable to Adient	$877	*	$(1,546)	*	$460

* Measure not meaningful
Net income attributable to Adient was $877 million for fiscal 2017, which is $2,423 million higher than the prior year, despite lower profits due to lower sales volumes and higher financing costs in fiscal 2017. The overall increase was primarily due to prior year one-time income tax charges as a result of the separation, lower separation costs, lower restructuring and impairment costs, the favorable impact of pension mark-to-market adjustment, and a gain on a previously-held interest in a China affiliate, partially offset by Becoming Adient costs, favorable settlements in the prior year and other one-time costs in fiscal 2017.

Adient plc | Form 10-K | 38

Net loss attributable to Adient was $1,546 million for fiscal 2016, which is $2,006 million lower than the prior year. The decrease was primarily due to one-time income tax charges as a result of the separation, separation costs, higher restructuring and impairment costs, a prior year gain on business transactions and the unfavorable impact of pension mark-to-market adjustment, partially offset by a prior year non-cash tax charge associated with business divestitures and favorable settlements in the current year.

Comprehensive Income Attributable to Adient

	Year Ended September 30,
(in millions)	2017	Change	2016	Change	2015
Comprehensive income (loss) attributable to Adient	$756	*	$(1,575)	*	$(63)

* Measure not meaningful
The increase in comprehensive income attributable to Adient for fiscal 2017 was primarily due to higher net income attributable to Adient ($2,423 million), partially offset by unfavorable foreign currency translation adjustments ($107 million). These year-over-year unfavorable foreign currency translation adjustments were primarily driven by the strengthening of the British pound, Canadian dollar, and Euro against the U.S. dollar.
The increase in comprehensive loss attributable to Adient for fiscal 2016 was primarily due to lower net income attributable to Adient ($2,006 million), partially offset by favorable foreign currency translation adjustments ($481 million). These year-over-year favorable foreign currency translation adjustments were primarily driven by the weakening of the Brazilian real, Czech Republic koruna and Japanese yen against the U.S. dollar in the prior year.
Segment Analysis
During fiscal 2017, Adient began evaluating the performance of its reportable segments using an adjusted EBIT metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, qualified restructuring and impairment costs, restructuring related-costs, incremental "Becoming Adient" costs, separation costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization and other non-recurring items ("Adjusted EBIT"). Prior period information has been recast to the new performance metric and for the reclassifications of certain Becoming Adient costs. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.
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

Adient plc | Form 10-K | 39

Financial information relating to Adient's reportable segments is as follows:

	Year Ended September 30,
(in millions)	2017	Change	2016	Change	2015
Adjusted EBIT
Seating	$1,151	5%	$1,091	20%	$909
Interiors	93	2%	91	-23%	118
Becoming Adient costs (1)	(95)		—		—
Separation costs (2)	(10)		(369)		—
Restructuring and impairment costs	(46)		(332)		(182)
Purchase accounting amortization (3)	(43)		(37)		(23)
Restructuring related charges (4)	(37)		(14)		(16)
Gain on business divestiture	—		—		137
Pension mark-to-market (5)	45		(110)		(6)
Gain on previously-held interest (6)	151		—		—
Other items (7)	(16)		79		19
Earnings before interest and income taxes	1,193		399		956
Net financing charges	(132)		(22)		(12)
Income before income taxes	$1,061		$377		$944

(1)	Reflects incremental expenses associated with becoming an independent company, including non-cash costs of $30 million for the year ended September 30, 2017
(2)	Reflects expenses associated with and incurred prior to the separation from the former Parent.
(3)	Reflects amortization of intangible assets including those related to the YFAI joint venture recorded within equity income.
(4)	Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5)	Reflects net mark-to-market adjustments on pension and postretirement plans.
(6)
An amendment to the rights agreement of a seating affiliate in China was finalized in the fourth quarter of fiscal 2017 giving Adient control of the previously non-consolidated affiliate. Adient began consolidating the entity in July 2017 and was required to apply purchase accounting, including recognizing a gain on our previously held interest, which has been recorded in equity income.

(7)
Reflects primarily the $12 million of initial funding of the Adient foundation and $3 million of transaction costs associated with the acquisition of Futuris for the year ended September 30, 2017. Reflects a $24 million multi-employer pension credit associated with the removal of costs for pension plans that remained with the former Parent, $22 million of favorable settlements from prior year business divestitures, a $20 million favorable legal settlement and a $13 million favorable commercial settlement during the year ended September 30, 2016. Reflects a $19 million multi-employer pension credit associated with the removal of costs for pension plans that remained with the former Parent for the year ended September 30, 2015.

Seating

	Year Ended September 30,
(in millions)	2017	Change	2016	Change	2015
Net sales	$16,213	-3%	$16,790	-2%	$17,069
Adjusted EBIT	1,151	5%	1,091	20%	909
Net sales decreased for fiscal 2017 due to lower volumes ($544 million) and the unfavorable impact of foreign currency translation ($97 million), partially offset by the consolidation of a China affiliate ($64 million). The decrease in volumes is primarily attributable to North America due to overall economic factors, capital constraints prior to 2016 and the wind down of certain plants and related

Adient plc | Form 10-K | 40

expiring programs, partially offset by increased volumes in Europe and Asia corresponding to overall economic growth in those regions.
Net sales decreased for fiscal 2016 due to the unfavorable impact of foreign currency translation ($411 million) and net unfavorable pricing and commercial settlements ($138 million), partially offset by increased volumes ($251 million) and incremental sales related to a prior year business acquisition ($19 million). The higher volumes were attributable to growth in Asia and Europe, partially offset by softness in the Americas due to changes in automotive production levels and expiring programs in North America.
Adjusted EBIT increased for fiscal 2017 by $60 million due to lower administrative expenses ($161 million), net operating and commercial margin improvements ($51 million ), higher equity income ($38 million) and lower engineering expenses ($14 million), partially offset by higher commodity costs ($110 million) and lower volumes ($94 million).
Adjusted EBIT increased for fiscal 2016 by $182 million due to net operating and commercial margin improvements ($85 million), higher volumes ($55 million), lower engineering expenses ($32 million), higher equity income ($25 million), lower administrative expenses ($4 million) and incremental operating income related to a business acquisition ($2 million), partially offset by the unfavorable impact of foreign currency ($16 million) and a pension settlement loss ($5 million).
Interiors

	Year Ended September 30,
(in millions)	2017	Change	2016	Change	2015
Net sales	$—	*	$—	*	$2,954
Adjusted EBIT	93	2%	91	-23%	118

* Measure not meaningful
Net sales decreased for fiscal 2016 due to the completion of the YFAI global automotive interiors joint venture on July 2, 2015 ($2,954 million).
Adjusted EBIT increased for fiscal 2017 by $2 million, including the unfavorable impact of foreign currency ($3 million), primarily attributable to favorable product mix, partially offset by higher costs associated with various growth investments at the YFAI joint venture to enable YFAI to operate independently from its former parent companies.
Adjusted EBIT decreased for fiscal 2016 by $27 million, including the unfavorable impact of foreign currency ($1 million), attributable to the lower profitability of the YFAI joint venture primarily due to the favorable held for sale depreciation impact of the contributed interiors business in fiscal 2015.
Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs, share repurchases, dividends and debt service requirements. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Funding also came from the former Parent through October 31, 2016 and as part of the separation agreement. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below and refer to Note 8, "Debt and Financing Arrangements," of the notes to consolidated financial statements for discussion of financing arrangements.

Adient plc | Form 10-K | 41

Indebtedness
On July 27, 2016, Adient Global Holdings Ltd ("AGH"), a wholly owned subsidiary of Adient, entered into credit facilities providing for commitments with respect to a $1.5 billion revolving credit facility and a $1.5 billion Term Loan A facility ("Credit Facilities"). The Credit Facilities mature on July 2021. Commencing March 31, 2017 until the Term Loan A maturity date, amortization of the funded Term Loan A is required in an amount per quarter equal to 0.625% of the original principal amount in the first year following the closing date of the credit facilities on July 27, 2016 ("Closing Date"), 1.25% in each quarter of the second and third years following the Closing Date, and 2.5% in each quarter thereafter prior to final maturity. The Credit Facilities contain covenants that include, among other things and subject to certain significant exceptions, restrictions on Adient's ability to declare or pay dividends, make certain payments in respect of the notes, create liens, incur additional indebtedness, make investments, engage in transactions with affiliates, enter into agreements restricting Adient's subsidiaries' ability to pay dividends, dispose of assets and merge or consolidate with any other person. In addition, the Credit Facilities contain a financial maintenance covenant requiring Adient to maintain a total net leverage ratio equal to or less than 3.5x adjusted EBITDA, calculated on a quarterly basis. The Term Loan A facility also requires mandatory prepayments in connection with certain non-ordinary course asset sales and insurance recovery and condemnation events, among other things, and subject in each case to certain significant exceptions. Adient was in compliance with its financial maintenance covenant at September 30, 2017.
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
AGH will pay a commitment fee on the unused portion of the commitments under the revolving credit facility based on the total net leverage ratio of Adient, ranging from 0.15% to 0.35%. No amounts were outstanding under the revolving credit facility at September 30, 2017 and 2016.
On August 19, 2016, AGH issued $0.9 billion aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 and €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024, in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The proceeds of the notes were used, together with the Term Loan A facility, to pay a distribution to the former Parent, with the remaining proceeds used for working capital and general corporate purposes.
On May 29, 2017, Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, borrowed €165 million in an unsecured term loan from the European Investment Bank due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 90 basis points. Loan proceeds were used to repay $200 million of the Term Loan A.
Sources of Cash Flows

	Year Ended September 30,
(in millions)	2017	2016	2015
Cash provided (used) by operating activities	$746	$(1,034)	$397
Cash provided (used) by investing activities	(795)	(425)	(489)
Cash provided (used) by financing activities	627	1,516	93
Capital expenditures	(577)	(437)	(478)

Adient plc | Form 10-K | 42

Cash flows from operating activities

Fiscal 2017 compared to Fiscal 2016: The increase in cash from operating activities was primarily due to higher profitability resulting from the significant non-recurring tax charges ($1,891 million) in fiscal 2016. Excluding the non-recurring tax charge, cash from operating activities decreased due to unfavorable changes in working capital primarily attributable to cash outlays associated with established restructuring plans and timing of accounts payable outflows, partially offset by higher levels of dividends from non-consolidated partially owned affiliates.

Fiscal 2016 compared to Fiscal 2015: The increase in cash used by operating activities was driven by the significant net loss attributable to Adient which resulted primarily from significant non-recurring tax charges ($1,891 million) in fiscal 2016. These charges will be settled by the former Parent and have been reflected in the net transfers from (to) Parent prior to separation line in the financing section of the consolidated statement of cash flows. Excluding the non-recurring tax charges, cash provided by operating activities would be $857 million, or $460 million higher than cash provided by operating activities of $397 million for the same period in fiscal 2015. The $460 million increase in cash provided by operating activities is due to improved operating performance (after adjustment for non-cash and parent-settled tax items items) and favorable changes in working capital accounts, primarily accounts receivable.

Cash flows from investing activities

Fiscal 2017 compared to Fiscal 2016: The increase in cash used by investing activities was primarily due to the $247 million, net of cash acquired, related to the acquisition of Futuris and the consolidation of our China affiliate along with higher capital expenditures during fiscal 2017, partially offset by $18 million of proceeds from a business divestiture completed in fiscal 2015 for which proceeds were received in fiscal 2016. See below for further discussion of capital expenditures.

Fiscal 2016 compared to Fiscal 2015: The decrease in cash used by investing activities was primarily due to lower capital expenditures, cash received from a prior period divestiture, and prior year acquisitions and investments.

Cash flows from financing activities

Fiscal 2017 compared to Fiscal 2016: The decrease in cash from financing activities was primarily due to the prior year issuance of $1.5 billion Term Loan A, repayment of $300 million of Term Loan A during fiscal 2017, $52 million used to pay dividends and $40 million used to repurchase ordinary shares, partially offset by the new European term loan and amounts funded by the former Parent during fiscal 2017 to fund working capital, capital expenditures and establish opening cash balances for Adient at October 31, 2016.

Fiscal 2016 compared to Fiscal 2015: The increase in cash from financing activities is the result of the significant non-recurring tax charges in fiscal 2016 of $1,891 million which have been reflected as a net transfer from the Parent due to the former Parent's responsibility to settle such tax liabilities. Also reflected as a financing activity in fiscal 2016 is the issuance of Adient's $1.5 billion Term Loan A, which was subsequently transferred to the former Parent and thus resulted in no net financing cash flows in fiscal 2016.

Capital expenditures

Fiscal 2017 compared to Fiscal 2016: The increase in capital expenditures was primarily related to capital investments associated with becoming an independent company and to increased program spending on product launches.

Fiscal 2016 compared to Fiscal 2015: The decrease in capital expenditures in the current year is primarily related to a reduction in program spending for new customer launches and the impact of the completion of the YFAI global automotive interiors joint venture on July 2, 2015.

Working capital

	September 30,
(in millions)	2017	2016
Current assets	$4,499	$5,691
Current liabilities	4,328	4,260
Working capital	$171	$1,431

Adient plc | Form 10-K | 43

The decrease in working capital of $1.3 billion is primarily due to the release of the restricted cash balance ($2 billion) during the first quarter of fiscal 2017. This restricted cash was raised through a bond offering in August 2016 for purposes of paying a distribution to the former Parent upon separation. After adjusting for this payment, working capital increased by $774 million for the year ended September 30, 2017. The majority of this increase related to cash payments from the former Parent according to the terms of the separation agreement. In particular, Adient and the former Parent agreed that Adient's opening cash balance would be approximately $550 million adjusted for various items in accordance with the terms of the separation agreement. Adient's cash balance at September 30, 2016 was $105 million. The former Parent paid $606 million before the separation and another $315 million after the separation pursuant to its obligations under the separation agreement. While earnings contributed an additional positive impact to cash during fiscal 2017, this was more than offset by changes in working capital, debt paydown, business acquisitions and higher year over year capital investment.
Restructuring and Impairment Costs
Adient committed to a significant restructuring plan in fiscal 2017 in order to drive cost efficiencies and to balance our global production against demand and recorded $46 million of restructuring and impairment costs in the consolidated statement of income. The restructuring actions related to cost reduction initiatives in the Seating segment. The costs consist primarily of workforce reductions and plant closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2017 restructuring plan will reduce annual operating costs by approximately $20 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 60%-65% will result in net savings. Adient expects that savings, net of execution costs, will partially be achieved in fiscal years 2018-2019 and the full annual benefit of these actions is expected in fiscal 2020. The restructuring actions are expected to be substantially complete in fiscal 2020. The restructuring plan reserve balance of $38 million at September 30, 2017 is expected to be paid in cash.

Adient committed to a significant restructuring plan in fiscal 2016 in order to drive cost efficiencies and to balance our global production against demand and recorded $332 million of restructuring and impairment costs in the consolidated statement of income. The restructuring actions related to cost reduction initiatives primarily in the Seating segment. The costs consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2016 restructuring plan will reduce annual operating costs by approximately $150 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense, of which approximately 70%-75% will result in net savings. For fiscal 2017, the savings, net of execution costs, were approximately 30% of the expected annual operating cost reduction. Adient expects that savings, net of execution costs, will partially be achieved in fiscal years 2017-2018 and the full annual benefit of these actions is expected in fiscal 2019. The restructuring actions are expected to be substantially complete in fiscal 2018. The restructuring plan reserve balance of $160 million at September 30, 2017 is expected to be paid in cash.

Adient committed to a significant restructuring plan in fiscal 2015 in order to drive cost efficiencies and to balance our global production against demand and recorded $182 million of restructuring and impairment costs in the consolidated statement of income. The costs consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2015 restructuring plan will reduce annual operating costs by approximately $130 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense of which approximately 25%-30% will result in net savings. For fiscal 2017, the savings, net of execution costs, were approximately 25% of the expected annual operating cost reduction. The restructuring actions were substantially complete in fiscal 2017. The restructuring plan reserve balance of $16 million at September 30, 2017 is expected to be paid in cash.
Off-Balance Sheet Arrangements and Contractual Obligations
Adient enters into supply chain financing programs in certain foreign jurisdictions to sell accounts receivable without recourse to third-party financial institutions. Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. Adient's overall liquidity is not materially impacted by these programs.

Adient plc | Form 10-K | 44

A summary of Adient's significant contractual obligations as of September 30, 2017:

(in millions)	Total	2018	2019-2020	2021-2022	Beyond 2022
Long-term debt (including capital lease obligations)	$3,480	$2	$58	$1,339	$2,081
Interest on long-term debt (including capital lease obligations)	827	123	246	200	258
Operating leases	395	114	143	86	52
Purchase obligations	375	375	—	—	—
Pension and postretirement contributions	137	13	22	22	80
Total contractual cash obligations	$5,214	$627	$469	$1,647	$2,471

Quarterly Financial Information (unaudited)
The following tables present Adient's unaudited quarterly results of operations for each of the eight fiscal quarters in the period ended September 30, 2017. The following tables should be read in conjunction with Adient's audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Adient has prepared the information below on a basis consistent with its audited consolidated financial statements and has included all adjustments, consisting of normal recurring adjustments, which, in the opinion of Adient's management, are necessary to fairly state its operating results for the quarters presented. Adient's historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

Adient plc | Form 10-K | 45

	Fiscal 2017
Statement of Operations (dollars in millions)	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter
Net sales	$4,026	$4,201	$4,007	$3,979
Cost of sales	3,676	3,822	3,636	3,671
Net income (loss)	164	214	223	361
Income attributable to noncontrolling interests	22	24	22	17
Net income (loss) attributable to Adient	142	190	201	344

Earnings per share (2)
Basic	$1.52	$2.03	$2.15	$3.69
Diluted	$1.51	$2.02	$2.14	$3.67

	Fiscal 2016
Statement of Operations (dollars in millions)	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
Net sales	$4,220	$4,290	$4,348	$3,932
Cost of sales	3,852	3,860	3,902	3,567
Net income (loss)	150	(758)	4	(858)
Income attributable to noncontrolling interests	17	23	21	23
Net income (loss) attributable to Adient	133	(781)	(17)	(881)

Earnings per share (2) (3)
Basic	$1.42	$(8.34)	$(0.18)	$(9.40)
Diluted	$1.42	$(8.34)	$(0.18)	$(9.40)

(1) Amounts presented have been revised from what was previously reported to correctly report net sales, cost of sales and equity income as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the consolidated financial statements. As a result of these revisions, net sales and cost of sales as previously presented for the three months ended December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017 decreased $13 million, $8 million, $14 million, $12 million, $12 million, $11 million and $10 million, respectively. As a result of this revision, net income (loss) and net income (loss) attributable to Adient as previously presented for the three months ended December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017 decreased $4 million, $2 million, $3 million, $4 million, $7 million, $2 million and $3 million, respectively. Adient plans to reflect the revised amounts in its quarterly Condensed Consolidated Financial Statements for fiscal 2017 in future filings containing such information.

(2) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share. As a result of this revision, basic EPS as previously presented for the three months ended December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017 decreased $0.04, $0.03, $0.03, $0.04, $0.07, $0.02 and $0.03, respectively. As a result of this revision, diluted EPS as previously presented for the three months ended December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017 decreased $0.04, $0.03, $0.03, $0.04, $0.08, $0.02 and $0.03, respectively.

(3) Adient earnings per share for 2016 were calculated using the number of shares that were distributed to the former Parent shareholders upon the separation (93,671,810 shares).

Adient plc | Form 10-K | 46

Effects of Inflation and Changing Prices
The effects of inflation have not been significant to Adient's results of operations in recent years. Generally, Adient has been able to implement operating efficiencies to sufficiently offset cost increases, which have been moderate.
Critical Accounting Estimates and Policies
Adient prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of Adient's consolidated financial statements and the uncertainties that could impact results of operations, financial position and cash flows.
Revenue Recognition
Adient records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. Adient delivers products and records revenue pursuant to commercial agreements with its customers generally in the form of an approved purchase order, including the effects of contractual customer price productivity. Adient does negotiate discrete price changes with its customers, which are generally the result of unique commercial issues between Adient and its customers. Adient records amounts associated with discrete price changes as a reduction to revenue when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable. Adient records amounts associated with discrete price changes as an increase to revenue upon execution of a legally enforceable contractual agreement and when collectability is reasonable assured.
Goodwill and Other Long-lived Assets
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, Adient uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Adient is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.
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
In fiscal 2017, Adient concluded it had no triggering event requiring assessment of impairment for certain of its long-lived assets.
In fiscal 2016, Adient concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets. As a result, Adient reviewed the long-lived assets for impairment and recorded a $87 million impairment charge within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charge, $86 million related to the Seating segment and $1 million related to the Interiors segment. Refer to Note 14, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future cash flows, estimated production volumes, discount rates, estimated salvage values and third-party appraisals.

Adient plc | Form 10-K | 47

In fiscal 2015, Adient concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its announced restructuring actions. As a result, Adient reviewed the long-lived assets for impairment and recorded a $27 million impairment charge within restructuring and impairment costs on the consolidated statements of income. The total impairment charge related to the Seating segment. Refer to Note 14, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future cash flows, estimated production volumes, discount rates, estimated salvage values and third-party appraisals.
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
Previously outstanding stock-based compensation awards granted under the former Parent's equity compensation programs prior to the separation and held by certain executives and employees of Adient were adjusted and converted into new Adient equity awards using a formula designated to preserve the intrinsic value of the awards. Upon the separation on October 31, 2016, holders of former Parent stock, stock options, RSUs, and SARs generally received one ordinary share of Adient for every ten ordinary shares of the former Parent held at the close of business on October 19, 2016, the record date of the distribution, and cash in lieu of fractional shares (if any) of Adient. Accordingly, certain executives and employees of Adient hold converted awards in both the former Parent and Adient shares subsequent to the separation. Converted awards retained the vesting schedule and expiration date of the original awards. Outstanding stock awards related to the former Parent stock are not included in Adient's dilutive share calculation.
Stock-based compensation is initially measured at the fair value of the awards on the grant date and is recognized in the financial statements over the period the employees are required to provide services in exchange for the awards. The fair value of restricted stock awards is based on the number of units granted and the stock price on the grant date. The fair value of performance-based share unit, or PSU, awards is based on the stock price at the grant date and the assessed probability of meeting future performance targets. The fair value of option awards is measured on the grant date using the Black-Scholes option-pricing model. The fair value of each stock appreciation right, or SAR, is estimated using a similar method described for stock options. The fair value of cash settled awards are recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value.
Refer to Note 11, "Stock-Based Compensation," of the notes to consolidated audited financial statements for Adient's stock based compensation disclosures.
Employee Benefit Plans
Adient provides a range of benefits to its employees and retired employees, including pensions and postretirement benefits. These benefits are Adient's direct obligation and have been recorded within Adient's historical consolidated financial statements. Plan assets and obligations are measured annually, or more frequently if there is a remeasurement event, based on Adient's measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates as of that date. Adient reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate.
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

Adient plc | Form 10-K | 48

Adient considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, Adient uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, Adient uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, Adient consistently uses the relevant country specific benchmark indices for determining the various discount rates. Adient's discount rate on U.S. pension plans was 3.85% and 3.70% at September 30, 2017 and 2016, respectively. Adient's discount rate on U.S. postretirement plans was 3.50% and 3.25% at September 30, 2017 and 2016, respectively. Adient's weighted average discount rate on non-U.S. plans was 2.60% and 2.10% at September 30, 2017 and 2016, respectively.
In estimating the expected return on plan assets, Adient considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans' invested assets. The long-term rates of return for prior periods were determined based on former Parent assumptions. Reflecting the relatively long-term nature of the plans' obligations, approximately 57% of the plans' assets are invested in fixed income securities and 23% in equity securities, with the remainder primarily invested in alternative investments. For fiscal years 2017 and 2016, Adient's expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 5.50% and 7.50% , respectively. The actual rate of return on U.S. pension plans was above 5.50% in fiscal 2017 and above 7.50% in fiscal 2016. For fiscal years 2017 and 2016, Adient's weighted average expected long-term return on non-U.S. pension plan assets was 3.80% and 4.45%, respectively. The actual rate of return on non-U.S. pension plans was below 3.80% in fiscal 2017 and was above 4.45% in fiscal 2016. For fiscal years 2017 and 2016, Adient's weighted average expected long-term return on postretirement plan assets was 3.35% and 3.80%, respectively. The actual rate of return on postretirement plan assets was above 3.35% in fiscal 2017 and was above 3.80% in fiscal 2016.
Beginning in fiscal 2018, Adient estimates the long-term rate of return will approximate 5.15%, 4.20% and 3.75% for U.S. pension, non-U.S. pension and postretirement plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If Adient's actual returns on plan assets are less than Adient's expectations, additional contributions may be required.
In fiscal 2017, total Adient contributions to the defined benefit pension plans were $37 million, of which $2 million were voluntary contributions made by Adient. Adient expects to contribute at least $13 million in cash to its defined benefit pension plans in fiscal 2018. In fiscal 2017, total Adient contributions to the postretirement plans were $2 million. Adient does not expect to make significant contributions to its postretirement plans in fiscal 2018.
Based on information provided by its independent actuaries and other relevant sources, Adient believes that the assumptions used are reasonable; however, changes in these assumptions could impact Adient's financial position, results of operations or cash flows.
Refer to Note 13, "Retirement Plans," of the notes to consolidated audited financial statements for Adient's pension and postretirement benefit plans.
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

Adient reviews the realizability of its deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or combined group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to Adient's valuation allowances may be necessary.

Adient is subject to income taxes in Ireland, the U.S. and other non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of Adient's business, there are many transactions and calculations where the ultimate tax determination is uncertain. Adient's income tax returns for various fiscal years remain under audit by the respective tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. Nonetheless, the amounts

Adient plc | Form 10-K | 49

ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Adient does not generally provide for additional income taxes which would become payable upon repatriation of undistributed earnings of wholly owned foreign subsidiaries. Adient's intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax efficient.

Refer to Note 16, "Income Taxes," of the notes to consolidated audited financial statements for Adient's income tax disclosures.

New Accounting Pronouncements
See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Foreign Currency Risk Management
Adient regularly reviews its underlying foreign exchange and interest rate exposures, both on a stand-alone basis and in conjunction with applicable derivative hedge positions. Given the effective horizons of Adient's risk management activities and the anticipatory nature of the exposures, there is no assurance the "derivative hedge" positions will offset more than a portion of the financial impact resulting from movements in Adient's underlying foreign exchange or interest rate exposures. Further, the recognition of the gains and losses related to these instruments may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect Adient's financial condition and operating results.
Adient selectively used derivative instruments to reduce market risk associated with changes in foreign currency. All hedging transactions were authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes. At the inception of the hedge, Adient assessed the effectiveness of the hedge instrument and designates the hedge instrument as either (1) a hedge of a recognized asset or liability or of a recognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an unrecognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a non-U.S. operation (a net investment hedge). Adient performed hedge effectiveness testing on an ongoing basis depending on the type of hedging instrument used. All other derivatives not designated as hedging instruments under ASC 815, "Derivatives and Hedging," are revalued in the consolidated statements of income.
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
For the designated net investment hedge, Adient assessed its net investment position in non-U.S. operations and compared it with the outstanding net investment hedge on a quarterly basis. The hedge was deemed effective if the aggregate outstanding principal of the hedge instrument designated as the net investment hedge in a non-U.S. operation did not exceed its net investment position in respective non-U.S. operations.
Further details are provided in Part II, Item 8 of this Annual Report in the notes to consolidated financial statements. A discussion of Adient's accounting policies for derivative financial instruments is included in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements, and further disclosure relating to derivatives and hedging activities is included in Note 9, "Derivative Instruments and Hedging Activities," and Note 10, "Fair Value Measurements."
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

Adient plc | Form 10-K | 50

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
Further details regarding Adient's debt and financing arrangements are provided in Note 8, "Debt and Financing Arrangements," of the notes to consolidated financial statements.
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
On an annual basis, Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Adient primarily enter into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincided with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. During fiscal 2017, Adient had hedge contracts outstanding with the aim of hedging balance sheet items, or with the aim of hedging forecasted commitments. Foreign exchange contracts hedging balance sheet items are marked-to-market through the income statement, while foreign exchange contracts to hedge forecasted commitments are designated in a hedge relationship as a cash flow hedge. These are marked-to-market through other comprehensive income when effective.
Adient's euro-denominated bonds have been designated to selectively hedge portions of Adient's net investment in Europe. The currency effects of its euro-denominated bonds are reflected in the accumulated other comprehensive income account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
At September 30, 2017 and 2016, Adient estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains or increased net unrealized losses by approximately $34 million and $48 million, respectively.
Commodity Risk
Adient's exposures to market risk from changes in the price of production material are managed primarily through negotiations with suppliers and customers, although there can be no assurance that Adient will recover all such costs. Adient continues to evaluate derivatives available in the marketplace and may decide to utilize derivatives in the future to manage select commodity risks if acceptable hedging instruments and counterparties are identified for its exposure level at that time, as well as the effectiveness of the financial hedge among other factors.

Adient plc | Form 10-K | 51

Item 8.	Financial Statements and Supplementary Data

Adient plc | Form 10-K | 52

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adient plc

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Adient plc and its subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2017 and 2016). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Adient plc | Form 10-K | 53

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Futuris Global Holdings LLC and Guangzhou Adient Automotive Seating Co., Ltd. from its assessment of internal control over financial reporting as of September 30, 2017, because they were acquired by the Company in purchase business combinations during 2017. We have also excluded Futuris Global Holdings LLC and Guangzhou Adient Automotive Seating Co., Ltd. from our audit of internal control over financial reporting. Futuris Global Holdings LLC and Guangzhou Adient Automotive Seating Co., Ltd. are subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2017.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
November 22, 2017

Adient plc | Form 10-K | 54

Adient plc
Consolidated Statements of Income (Loss)

	Year Ended September 30,
(in millions, except per share data)	2017	2016	2015
Net sales	$16,213	$16,790	$20,023
Cost of sales	14,805	15,181	18,171
Gross profit	1,408	1,609	1,852
Selling, general and administrative expenses	691	1,222	1,131
Gain (loss) on business divestitures - net	—	—	137
Restructuring and impairment costs	46	332	182
Equity income	522	344	280
Earnings before interest and income taxes	1,193	399	956
Net financing charges	132	22	12
Income before income taxes	1,061	377	944
Income tax provision	99	1,839	418
Net income (loss)	962	(1,462)	526
Income attributable to noncontrolling interests	85	84	66
Net income (loss) attributable to Adient	$877	$(1,546)	$460

Earnings per share:
Basic	$9.38	$(16.50)	$4.91
Diluted	$9.34	$(16.50)	$4.90

Cash dividends declared per share	$0.825	$—	$—

Shares used in computing earnings per share:
Basic	93.5	93.7	93.7
Diluted	93.9	93.7	93.8

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 55

Adient plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2017	2016	2015
Net income (loss)	$962	$(1,462)	$526
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(133)	(36)	(520)
Realized and unrealized gains (losses) on derivatives	17	3	(11)
Pension and postretirement plans	—	(1)	—
Other comprehensive income (loss)	(116)	(34)	(531)
Total comprehensive income (loss)	846	(1,496)	(5)
Comprehensive income (loss) attributable to noncontrolling interests	90	79	58
Comprehensive income (loss) attributable to Adient	$756	$(1,575)	$(63)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 56

Adient plc
Consolidated Statements of Financial Position

	September 30,
(in millions)	2017	2016
Assets
Cash and cash equivalents	$709	$105
Restricted cash	—	2,034
Accounts receivable, less allowance for doubtful accounts of $20 and $21, respectively	2,224	2,082
Inventories	735	660
Other current assets	831	810
Current assets	4,499	5,691
Property, plant and equipment - net	2,502	2,195
Goodwill	2,515	2,179
Other intangible assets - net	543	113
Investments in partially-owned affiliates	1,793	1,714
Other noncurrent assets	1,318	1,064
Total assets	$13,170	$12,956
Liabilities and Shareholders' Equity
Short-term debt	$36	$41
Current portion of long-term debt	2	38
Accounts payable	2,958	2,776
Accrued compensation and benefits	444	430
Restructuring reserve	236	351
Other current liabilities	652	624
Current liabilities	4,328	4,260
Long-term debt	3,440	3,442
Pension and postretirement benefits	129	188
Other noncurrent liabilities	653	725
Long-term liabilities	4,222	4,355
Commitments and Contingencies (Note 19)
Redeemable noncontrolling interests	28	34
Preferred shares issued, par value $0.001; 100,000,000 shares authorized Zero shares issued and outstanding at September 30, 2017	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 93,142,283 shares issued and outstanding at September 30, 2017	—	—
Additional paid-in capital	3,942	—
Retained earnings	734	—
Parent's net investment	—	4,452
Accumulated other comprehensive income (loss)	(397)	(276)
Shareholders' equity attributable to Adient	4,279	4,176
Noncontrolling interests	313	131
Total shareholders' equity	4,592	4,307
Total liabilities and shareholders' equity	$13,170	$12,956

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 57

Adient plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2017	2016	2015
Operating Activities
Net income (loss) attributable to Adient	$877	$(1,546)	$460
Income attributable to noncontrolling interests	85	84	66
Net income (loss)	962	(1,462)	526
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	337	327	329
Amortization of intangibles	21	17	18
Pension and postretirement benefit expense	(41)	113	15
Pension and postretirement contributions	(38)	(35)	(25)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $22, $20 and $5 respectively)	(91)	(145)	(87)
Gain on previously-held interest	(151)	—	—
Deferred income taxes	(52)	(572)	(51)
Non-cash restructuring and impairment charges	—	87	27
Loss (gain) on divestitures - net	—	—	(137)
Equity-based compensation	45	28	16
Other	(6)	(11)	(2)
Changes in assets and liabilities:
Receivables	30	83	(249)
Inventories	(10)	49	(63)
Other assets	13	22	(111)
Restructuring reserves	(179)	73	56
Accounts payable and accrued liabilities	(113)	57	8
Accrued income taxes	19	335	127
Cash provided (used) by operating activities	746	(1,034)	397
Investing Activities
Capital expenditures	(577)	(437)	(478)
Sale of property, plant and equipment	44	16	24
Acquisition of businesses, net of cash acquired	(247)	—	(18)
Business divestitures	—	18	—
Changes in long-term investments	(11)	(24)	(44)
Other	(4)	2	27
Cash provided (used) by investing activities	(795)	(425)	(489)
Financing Activities
Net transfers from (to) Parent prior to separation	606	117	239
Cash transferred from former Parent post separation	315	—	—
Increase (decrease) in short-term debt	(7)	25	(22)
Increase in long-term debt	183	1,501	—
Repayment of long-term debt	(302)	(39)	(10)
Share repurchases	(40)	—	—
Cash paid to acquire a noncontrolling interest	—	—	(38)
Cash dividends	(52)	—	—
Dividends paid to noncontrolling interests	(79)	(88)	(76)
Other	3	—	—
Cash provided (used) by financing activities	627	1,516	93
Effect of exchange rate changes on cash and cash equivalents	26	4	(2)
Increase (decrease) in cash and cash equivalents	604	61	(1)
Cash and cash equivalents at beginning of period	105	44	45
Cash and cash equivalents at end of period	$709	$105	$44

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 58

Adient plc
Consolidated Statements of Shareholders' Equity

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings	Parent's Net Investment	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2014	$—	$—	$—	$5,169	$276	$5,445	$159	$5,604
Net income	—	—	—	460	—	460	50	510
Foreign currency translation adjustments	—	—	—	—	(512)	(512)	(5)	(517)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	(11)	(11)	—	(11)
Change in Parent's net investment	—	—	—	221	—	221	—	221
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Other	—	—	—	—	—	—	(29)	(29)
Balance at September 30, 2015	$—	$—	$—	$5,850	$(247)	$5,603	$141	$5,744
Net income	—	—	—	(1,546)	—	(1,546)	59	(1,487)
Foreign currency translation adjustments	—	—	—	—	(31)	(31)	(6)	(37)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	3	3	—	3
Pension and postretirement plans	—	—	—	—	(1)	(1)	—	(1)
Change in Parent's net investment	—	—	—	148	—	148	—	148
Change in noncontrolling interest share	—	—	—	—	—	—	2	2
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(65)	(65)
Balance at September 30, 2016	$—	$—	$—	$4,452	$(276)	$4,176	$131	$4,307
Net income	—	—	812	65	—	877	60	937
Change in Parent's net investment	—	—	—	(880)	—	(880)	—	(880)
Transfers from former Parent	—	333	—	—	—	333	—	333
Reclassification of Parent's net investment and issuance of ordinary shares in connection with separation	—	3,637	—	(3,637)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(138)	(138)	5	(133)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	17	17	—	17
Dividends declared ($0.825 per share)	—	—	(78)	—	—	(78)	—	(78)
Repurchase and retirement of ordinary shares	—	(40)	—	—	—	(40)	—	(40)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(58)	(58)
Change in noncontrolling interest share	—	—	—	—	—	—	175	175
Share based compensation	—	12	—	—	—	12	—	12
Balance at September 30, 2017	$—	$3,942	$734	$—	$(397)	$4,279	$313	$4,592

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 59

Adient plc
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
On October 31, 2016, Adient plc ("Adient") became an independent company as a result of the separation of the automotive seating and interiors businesses (the "separation") of Johnson Controls International plc ("the former Parent"). Adient was incorporated under the laws of Ireland on June 24, 2016 for the purpose of holding these businesses. Adient's ordinary shares began trading "regular-way" under the ticker symbol "ADNT" on the New York Stock Exchange on October 31, 2016. Upon becoming an independent company, the capital structure of Adient consisted of 500 million authorized ordinary shares and 100 million authorized preferred shares (par value of $0.001 per ordinary and preferred share). The number of Adient ordinary shares issued on October 31, 2016 was 93,671,810.
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
The separation was completed pursuant to various agreements with the former Parent related to the separation. These agreements govern the relationship between Adient and the former Parent following the separation and provided for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided on a temporary basis by both parties.
Basis of Presentation
The financial statements for periods prior to October 31, 2016 were prepared on a stand-alone combined basis derived from the consolidated financial statements and accounting records of the former Parent as if Adient had been operating as a stand-alone company for all periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The assets and liabilities in the financial statements have been reflected on a historical cost basis, as included in the consolidated statements of financial position of the former Parent. The statements of income include allocations for certain support functions that were provided on a centralized basis by the former Parent and subsequently recorded at the business unit level, such as expenses related to employee benefits, finance, human resources, risk management, information technology, facilities, and legal, among others. These expenses have been allocated to Adient on the basis of direct usage when identifiable, with the remainder allocated on a proportional basis of combined sales, headcount or other measures of Adient or the former Parent. Management believes the assumptions underlying the financial statements, including the assumptions regarding allocating general corporate expenses from the former Parent, are reasonable. Nevertheless, the financial statements for periods prior to the separation may not include all actual expenses that would have been incurred by Adient and may not reflect the results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if Adient had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
Principles of Consolidation
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
The financial statements for periods prior to the separation include certain assets and liabilities that have historically been held at the former Parent but are specifically identifiable or otherwise attributable to Adient. All significant intercompany transactions and accounts within Adient's businesses have been eliminated. All intercompany transactions between Adient and the former Parent prior to the separation have been included in the consolidated financial statements as Parent's net investment. Expenses related to corporate allocations from the former Parent to Adient are considered to be effectively settled for cash in the financial statements at the time the transaction is recorded. In addition, transactions between Adient and the former Parent's other businesses prior to

Adient plc | Form 10-K | 60

the separation have been classified as related party, rather than intercompany, in the financial statements. See Note 20, "Related Party Transactions," of the notes to consolidated financial statements for further details.
Prior to the separation, transfers of cash to and from the former Parent's cash management system were reflected as a component of Parent's net investment in the consolidated statements of financial position. For periods prior to the separation, the cash and cash equivalents held by the former Parent were not attributed to Adient, as legal ownership remained with the former Parent. Furthermore, the income tax expense and deferred taxes in the financial statements for periods prior to October 31, 2016 were prepared on a separate return basis derived from the consolidated financial statements and accounting records of the former Parent as if Adient had been operating as a stand-alone company for all periods presented. As a standalone entity, Adient will file tax returns on its own behalf and its effective tax rate and deferred taxes may differ from those in historical periods.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended September 30, 2017 and 2016, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

	September 30,
(in millions)	2017	2016
Current assets	$232	$281
Noncurrent assets	56	45
Total assets	$288	$326

Current liabilities	$169	$219
Total liabilities	$169	$219
Revisions
Adient has revised previously reported results to correctly report equity income from a non-consolidated affiliate in the Seating segment related to engineering costs that were inappropriately capitalized. Adient has also revised previously reported net sales and cost of sales to correctly report certain sales on a net versus gross basis in the Seating segment. Adient assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements, and concluded that these misstatements were not material, individually or in the aggregate, to any previously issued financial statements. In accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the consolidated financial statements and notes to consolidated financial statements as of September 30, 2016 and 2015, and the years then ended, which are presented herein, have been revised. Adient will revise fiscal 2017 interim periods in future quarterly filings. The following tables show the impact of these revisions on all of the impacted line items from Adient's consolidated financial statements illustrating the effect of these corrections:

Adient plc | Form 10-K | 61

	Consolidated Statements of Income (Loss)
	Year Ended September 30, 2016			Year Ended September 30, 2015
(in millions, except per share data)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net sales	$16,837	$(47)	$16,790	$20,071	$(48)	$20,023
Cost of sales	15,228	(47)	15,181	18,219	(48)	18,171
Gross profit	1,609	—	1,609	1,852	—	1,852
Equity income	357	(13)	344	295	(15)	280
Earnings before interest and income taxes	412	(13)	399	971	(15)	956
Income before income taxes	390	(13)	377	959	(15)	944
Net income (loss)	(1,449)	(13)	(1,462)	541	(15)	526
Net income (loss) attributable to Adient	(1,533)	(13)	(1,546)	475	(15)	460

Earnings per share:
Basic	$(16.36)	$(0.14)	$(16.50)	$5.07	$(0.16)	$4.91
Diluted	$(16.36)	$(0.14)	$(16.50)	$5.06	$(0.16)	$4.90

	Consolidated Statements of Comprehensive Income (Loss)
	Year Ended September 30, 2016			Year Ended September 30, 2015
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Total comprehensive income (loss)	$(1,483)	$(13)	$(1,496)	$10	$(15)	$(5)
Comprehensive income (loss) attributable to Adient	(1,562)	(13)	(1,575)	(48)	(15)	(63)

	Consolidated Statement of Financial Position
	At September 30, 2016
(in millions)	As Reported	Adjustment	As Revised
Investments in partially-owned affiliates	$1,748	$(34)	$1,714
Total assets	12,990	(34)	12,956
Parent's net investment	4,486	(34)	4,452
Shareholders' equity attributable to Adient	4,210	(34)	4,176
Total shareholders' equity	4,341	(34)	4,307
Total liabilities and shareholders' equity	12,990	(34)	12,956

Adient plc | Form 10-K | 62

	Consolidated Statements of Cash Flows
	Year Ended September 30, 2016			Year Ended September 30, 2015
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Operating Activities
Net income (loss)	$(1,449)	$(13)	$(1,462)	$541	$(15)	$526
Equity in earnings of partially-owned affiliates, net of dividends received	(158)	13	(145)	(102)	15	(87)
Cash provided (used) by operating activities	(1,034)	—	(1,034)	397	—	397

	Consolidated Statement of Shareholders' Equity
	At September 30, 2015			At September 30, 2014
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Parent's Net Investment	$5,873	$(23)	$5,850	$5,177	$(8)	$5,169
Shareholder's Equity Attributable to Adient	5,626	(23)	5,603	5,453	(8)	5,445
Total Equity	5,767	(23)	5,744	5,612	(8)	5,604
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The consolidated financial statements reflect management's estimates as of the reporting date. Actual results could differ from those estimates.
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. See Note 9, "Derivative Instruments and Hedging Activities," and Note 10, "Fair Value Measurements," of the notes to consolidated financial statements for fair value of financial instruments, including derivative instruments and hedging activities.
Cash and Cash Equivalents
Adient considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash is managed by legal entity, with cash pooling agreements in place for all participating entities on a global basis, as applicable. Prior to the separation, transfers of cash to and from the former Parent's cash management system are reflected as a component of Parent's net investment in the consolidated statements of financial position. Accordingly, the cash and cash equivalents held by the former Parent were not attributed to Adient for any of the years presented, as legal ownership remained with the former Parent.
Restricted Cash
At September 30, 2016, Adient recorded $2 billion of restricted cash within the consolidated statements of financial position. These funds represent the proceeds from a bond issuance that were placed directly into escrow and released to Adient subsequent to September 30, 2016 and therefore represent non-cash activity in fiscal 2016. The cash was used during fiscal 2017 in part, to fund a distribution to the former Parent. The $2 billion receipt of cash from escrow, along with the distribution to and other settlements with the former Parent during fiscal 2017, are reflected in net transfers from (to) parent prior to separation in the consolidated statement of cash flows. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information on the bond issuance.

Adient plc | Form 10-K | 63

Receivables
Receivables consist of amounts billed and currently due from customers and revenues that have been recognized for accounting purposes but not yet billed to customers. Adient extends credit to customers in the normal course of business and maintains an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. The allowance for doubtful accounts is based on historical experience, existing economic conditions and any specific customer collection issues Adient has identified. Adient enters into supply chain financing programs in certain foreign jurisdictions to sell accounts receivable without recourse to third-party financial institutions. Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
Pre-Production Costs Related to Long-Term Supply Arrangements
Adient's policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and administrative expense in the consolidated statements of income. At September 30, 2017 and 2016, Adient recorded within the consolidated statements of financial position $343 million and $316 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year. At September 30, 2017, Adient had $175 million and $168 million of reimbursable costs recorded in current and noncurrent assets, respectively. At September 30, 2016, Adient had $138 million and $178 million of reimbursable costs recorded in current and noncurrent assets, respectively.
Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if Adient has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2017 and 2016, approximately $82 million and $62 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which Adient had title. In addition, at September 30, 2017 and 2016, Adient recorded within the consolidated statements of financial position in other current assets $285 million and $203 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.
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
Goodwill and Other Intangible Assets
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments using a fair value method based on management's judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, Adient uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. An impairment is recorded to the extent the estimated fair value exceeds the carrying amount of the reporting unit.

Adient plc | Form 10-K | 64

Intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired.
Impairment of Long-Lived Assets
Adient reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Adient conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires Adient to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Refer to Note 15, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2016 and 2015.
Impairment of Investments in Partially-Owned Affiliates
Adient monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If Adient determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.
Revenue Recognition
Adient records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. Adient delivers products and records revenue pursuant to commercial agreements with its customers generally in the form of an approved purchase order, including the effects of contractual productivity based pricing. Adient negotiates discrete price changes with its customers, which are generally the result of unique commercial issues between Adient and its customers. Adient records amounts associated with discrete price changes as a reduction to revenue when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable. Adient records amounts associated with discrete price changes as an increase to revenue upon execution of a legally enforceable contractual agreement and when collectability is reasonable assured.
Customers
Essentially all of Adient's sales are to the automotive industry. Adient's most significant customers include Volkswagen Group which comprised 11% of consolidated net sales in fiscal 2017, Fiat Chrysler Automobiles N.V. and Ford Motor Company which comprised 12% and 11% of consolidated net sales, respectively, in fiscal 2016 and Fiat Chrysler Automobiles N.V. and Ford Motor Company which comprised 13% and 11% of consolidated net sales, respectively, in fiscal 2015.
Research and Development Costs
Expenditures for research activities relating to product development and improvement (other than those expenditures that are contractually guaranteed for reimbursement from the customer) are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the years ended September 30, 2017, 2016 and 2015 were $488 million, $460 million and $599 million, respectively. A portion of these costs associated with these activities are reimbursed by customers and, for the fiscal years ended September 30, 2017, 2016 and 2015 were $350 million, $308 million and $364 million, respectively.
Foreign Currency Translation
Substantially all of Adient's international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The resulting translation adjustments are accumulated as a component of accumulated other comprehensive income. The aggregate transaction gains (losses) included in net income for the years ended September 30, 2017, 2016 and 2015 were $1 million, ($40 million) and ($26 million), respectively.

Adient plc | Form 10-K | 65

Derivative Financial Instruments
The fair values of all derivatives are recorded in the consolidated statements of financial position. The change in a derivative's fair value is recorded each period in current earnings or accumulated other comprehensive income (AOCI), depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. Refer to Note 9, "Derivative Instruments and Hedging Activities," and Note 10, "Fair Value Measurements," of the notes to consolidated financial statements for disclosure of Adient's derivative instruments and hedging activities.
Stock-Based Compensation
Stock-based compensation is initially measured at the fair value of the awards on the grant date and is recognized in the financial statements over the period the employees are required to provide services in exchange for the awards. The fair value of restricted stock awards is based on the number of units granted and the stock price on the grant date. The fair value of performance-based share unit, or PSU, awards is based on the stock price at the grant date and the assessed probability of meeting future performance targets. The fair value of option awards is measured on the grant date using the Black-Scholes option-pricing model. The fair value of each stock appreciation right, or SAR, is estimated using a similar method described for stock options. The fair value of cash settled awards are recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value. Refer to Note 11, "Stock-Based Compensation," of the notes to consolidated audited financial statements for Adient's stock based compensation disclosures.
Pension and Postretirement Benefits
Adient utilizes a mark-to-market approach for recognizing pension and postretirement benefit expenses, including measuring the market related value of plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. Refer to Note 13, "Retirement Plans," of the notes to consolidated financial statements for disclosure of Adient's pension and postretirement benefit plans.
Income Taxes
Adient accounts for income taxes in accordance with ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Adient records a valuation allowance that primarily represents non-U.S. operating and other loss carryforwards for which realization is uncertain. Management judgment is required in determining Adient's provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against Adient's net deferred tax assets.
Adient reviews the realizability of its deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or combined group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to Adient's valuation allowances may be necessary.
Adient is subject to income taxes in Ireland, the U.S. and other non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of Adient's business, there are many transactions and calculations where the ultimate tax determination is uncertain. Adient's income tax returns for various fiscal years remain under audit by the respective tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
Adient does not generally provide for additional income taxes which would become payable upon repatriation of undistributed earnings of wholly owned foreign subsidiaries. Adient's intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax efficient.

Refer to Note 16, "Income Taxes," of the notes to consolidated audited financial statements for Adient's income tax disclosures.

Adient plc | Form 10-K | 66

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Year Ended September 30,
(in millions, except per share data)	2017	2016	2015
Numerator:
Net income (loss) attributable to Adient	$877	$(1,546)	$460

Denominator:
Shares outstanding	93.5	93.7	93.7
Effect of dilutive securities	0.4	—	0.1
Diluted shares	93.9	93.7	93.8

Earnings per share:
Basic	$9.38	$(16.50)	$4.91
Diluted	$9.34	$(16.50)	$4.90
Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share. For periods prior to the separation, basic and diluted earnings per ordinary share are calculated assuming the number of Adient ordinary shares outstanding on October 31, 2016 had been outstanding at the beginning of each period presented.
Parent's Net Investment
Parent's net investment includes the former Parent's investment in Adient and the net amounts due to or due from the Parent. The Parent's net investment in Adient is discussed in further detail in Note 20, "Related Party Transactions," of the notes to consolidated financial statements.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statement - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for financial statements issued for fiscal years ending after December 15, 2016, and interim periods thereafter. ASU 2014-15 was adopted by Adient for the quarter ending December 31, 2016. Adient conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.
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

Adient plc | Form 10-K | 67

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. ASU No. 2015-07 was effective retrospectively for Adient for the quarter ended December 31, 2016. The adoption of this guidance did not have an impact on Adient's consolidated financial statements but did impact the pension disclosures in the notes to consolidated financial statements for all periods presented. Refer to Note 13, "Retirement Plans," of the notes to consolidated audited financial statements for Adient's pension disclosures.
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
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." ASU No. 2016-16 removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU No. 2016-16 was adopted early by Adient for the quarter ended December 31, 2016 and was applied on a modified retrospective basis to all periods presented. The adoption of this guidance resulted in a cumulative adjustment to equity of $61 million.
Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU No. 2017-12 improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU No. 2017-12 will be effective for Adient for the quarter ending December 31, 2019, with early adoption permitted. Adient is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting." ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 will be effective for Adient for the quarter ending December 31, 2018, with early adoption permitted. The impact of this guidance for Adient is dependent on any future modifications to Adient's share-based payment awards.
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
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU No. 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. ASU No. 2017-04 will be effective for Adient for the quarter ending December 31, 2020, with early adoption permitted. The adoption of this guidance is not anticipated to have a material impact on Adient's consolidated financial statements.
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

Adient plc | Form 10-K | 68

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." ASU No. 2016-18 clarifies the classification and presentation of restricted cash on the statement of cash flows. ASU No. 2016-18 will be effective for Adient for the quarter ending December 31, 2018, with early adoption permitted. The adoption of this guidance is not anticipated to have a material impact on Adient's consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control." ASU No. 2016-17 changes the evaluation of whether a reporting entity is the primary beneficiary of a Variable Interest Entity (VIE) by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. ASU No. 2016-17 will be effective for Adient for the quarter ended December 31, 2017, with early adoption permitted. The adoption of this guidance is not anticipated to have a material impact on Adient's consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for Adient for the quarter ended December 31, 2018, with early adoption permitted. Adient is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU No. 2016-13 changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts. Available-for-sale debt securities with unrealized losses will now be recorded through an allowance for credit losses. ASU No. 2016-13 will be effective for Adient for the quarter ended December 31, 2020, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on Adient's consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07, "Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." ASU No. 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retrospectively. ASU No. 2016-07 will be effective prospectively for Adient for increases in the level of ownership interest or degree of influence that result in the adoption of the equity method that occur during or after the quarter ending December 31, 2017, with early adoption permitted. The impact of this guidance for Adient is dependent on any future increases in the level of ownership interest or degree of influence related to equity method investments.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires recognition of operating leases as lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. ASU No. 2016-02 will be effective retrospectively for Adient for the quarter ending December 31, 2019, with early adoption permitted. Adient is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities." ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016-01 will be effective prospectively for Adient for the quarter ending December 31, 2018, with early adoption permitted. Adient is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." ASU No. 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU No. 2015-11 will be effective retrospectively for Adient for the quarter ending December 31, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on Adient's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. In March 2016 the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016 the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016 the FASB issued ASU No. 2016-12, ‘‘Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,’’which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 follow the same implementation

Adient plc | Form 10-K | 69

guidelines as ASU No. 2014-09 and ASU No. 2015-14. This guidance will be effective October 1, 2018 for Adient. The accounting changes under the new standard will require new processes and procedures to collect the data required for proper reporting and disclosure. Adient is undergoing its review of the impact of adopting this standard and is developing and executing an implementation plan which will include changes to internal processes and controls. Under current guidance Adient generally recognizes revenue when products are shipped and risk of loss has transferred to the customer. Under the new standard, the customized nature of some of Adient's products combined with contractual provisions that provide an enforceable right to payment, will likely require Adient to recognize revenue prior to the product being shipped to the customer. Adient is also assessing pricing provisions contained in certain customer contracts. It is possible that pricing provisions contained in some of Adient's customer contracts may provide the customer with a material right, potentially resulting in a different allocation of the transaction price than under current guidance. Adient expects to expand disclosures in line with the requirements of the new standard. Adient anticipates applying the modified retrospective method which would require Adient to recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application.

2. Acquisitions and Divestitures

On September 22, 2017, Adient completed the acquisition of Futuris Global Holdings LLC (“Futuris”), a manufacturer of full seating systems, seat frames, seat trim, headrests, armrests and seat bolsters. The acquisition is expected to provide substantial synergies through vertical integration, purchasing and logistics improvements. The acquisition also provides for an immediate manufacturing presence on the west coast of the U.S. to service customers such as Tesla as well as strategic locations in China and Southeast Asia.

The net purchase consideration of $353 million consisted of net cash consideration of $349 million (net of $34 million acquired) and the assumption of $4 million of debt (consisting of $2 million of short-term debt and $2 million of current portion of long-term debt). The acquisition was accounted for using the acquisition method and the operating results and cash flows of Futuris are included in Adient's consolidated financial statements from September 22, 2017.

Adient has recorded a preliminary allocation of the purchase price for assets acquired and liabilities assumed based on their estimated fair values as of the September 22, 2017 acquisition date. The preliminary purchase price allocation is as follows:

(in millions)	Preliminary Purchase Price Allocation
Cash	$34
Accounts receivable	93
Inventory	42
Property, plant and equipment	49
Other assets	17
Goodwill	202
Intangible assets	165
Accounts payable	(85)
Other liabilities	(134)
Total purchase consideration	383
Less: cash acquired	34
Net cash paid	349
Plus: acquired debt	4
Net purchase consideration	$353

The preliminary values allocated to intangible assets of $165 million primarily consist of customer relationships which are being amortized on a straight line basis over an estimated useful life of approximately 10 years. The assets were valued using an income approach, specifically the “multi-period excess earnings” method, which identifies an estimated stream of revenue and expenses for a particular group of assets from which deductions of portions of the projected economic benefits, attributable to assets other than the subject asset (contributory assets), are deducted in order to isolate the prospective earnings of the subject asset. This value is considered a level 3 measurement under the U.S. GAAP fair value hierarchy. Key assumptions used in the valuation of customer relationships include: (1) a rate of return of 16.5% and (2) the life of the relationship of approximately 10 years.

Adient plc | Form 10-K | 70

The preliminary allocation of the purchase price is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill and intangible assets along with fair value adjustments on property, plant and equipment and inventory are based on preliminary valuations and are subject to final adjustments to reflect the final valuations.

Adient expensed $3 million of acquisition-related costs in the year ended September 30, 2017. Pro forma historical results of operations related to the acquisition of Futuris have not been presented as they are not material to Adient’s consolidated statements of operations.
During July 2017, Guangzhou Adient Automotive Seating Co., Ltd. ("GAAS"), one of Adient's non-consolidated partially-owned affiliates in China became a consolidated entity as a result of an amendment to the rights agreement. This transaction was accounted for as a step acquisition and fair value accounting was applied. A fair value of $354 million was determined through a valuation using the income approach. A gain of $151 million was recorded on Adient's previously held interest and is included in equity income in the consolidated statements of operations. Adient has recorded a preliminary fair value allocation for the assets and liabilities of the entity based on their estimated fair values, as follows:

(in millions)	Preliminary Fair Value Allocation
Cash and cash equivalents	$102
Accounts receivable	46
Inventory - net	2
Other assets	3
Property, plant and equipment	17
Goodwill	82
Identifiable intangibles	276
Accounts payable	(83)
Other liabilities	(91)
Fair value of the entity	$354
Noncontrolling interest	(170)
Adient's interest	$184

The preliminary values allocated to other intangible assets of $276 million primarily consist of customer relationships, which are being amortized on a straight-line basis over the estimated useful life of 20 years. The assets were valued using an income approach, specifically the “multi-period excess earnings” method, which identifies an estimated stream of revenue and expenses for a particular group of assets from which deductions of portions of the projected economic benefits, attributable to assets other than the subject asset (contributory assets), are deducted in order to isolate the prospective earnings of the subject asset. This value is considered a level 3 measurement under the U.S. GAAP fair value hierarchy. Key assumptions used in the valuation of customer relationships include: (1) a rate of return of 14.7% and (2) the life of the relationship of approximately 20 years.

The purchase price is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill and intangible assets are based on preliminary valuations and are subject to final adjustments to reflect the final valuations. Pro forma historical results of operations related to this transaction have not been presented as they are not material to Adient’s consolidated statements of operations.

During fiscal 2015, Adient completed three acquisitions, of which $18 million of the purchase price was paid as of September 30, 2015. The acquisitions in the aggregate were not material to Adient's consolidated financial statements. In connection with the acquisitions, Adient recorded goodwill of $9 million in the Interiors segment.

In the fourth quarter of fiscal 2015, Adient completed its global automotive interiors joint venture with Yanfeng Global Automotive Interior Systems Co., Ltd., or YFAI. In connection with the divestiture of the Interiors business, Adient recorded a $127 million gain, $20 million net of tax, and reduced goodwill in assets held for sale by $43 million.

Also during fiscal 2015, Adient completed a divestiture for a sales price of $18 million, which was received in the first quarter of fiscal 2016. The divestiture was not material to Adient's consolidated financial statements. In connection with the divestiture, Adient recorded a gain of $10 million and reduced goodwill by $4 million in the Seating segment.

Adient plc | Form 10-K | 71

3. Inventories

Inventories consisted of the following:

	September 30,
(in millions)	2017	2016
Raw materials and supplies	$552	$502
Work-in-process	37	35
Finished goods	146	123
Inventories	$735	$660

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,
(in millions)	2017	2016
Buildings and improvements	$1,357	$1,311
Machinery and equipment	4,827	4,415
Construction in progress	521	431
Land	149	159
Total property, plant and equipment	6,854	6,316
Less: accumulated depreciation	(4,352)	(4,121)
Property, plant and equipment - net	$2,502	$2,195

There were no material leased capital assets included in net property, plant and equipment at September 30, 2017 and 2016.

As of September 30, 2017, Adient is the lessor of properties included in land for $7 million, gross building and improvements for $162 million and accumulated depreciation of $123 million. As of September 30, 2016, Adient is the lessor of properties included in land for $20 million, gross building and improvements for $187 million and accumulated depreciation of $126 million.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of Adient's reporting segments is as follows:

(in millions)	September 30, 2016	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2017
Goodwill
Seating	$2,179	$284	$—	$52	$2,515

(in millions)	September 30, 2015	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2016
Goodwill
Seating	$2,160	$—	$—	$19	$2,179

Adient plc | Form 10-K | 72

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	September 30, 2017			September 30, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$30	$(15)	$15	$28	$(13)	$15
Customer relationships	545	(64)	481	100	(48)	52
Trademarks	59	(26)	33	56	(19)	37
Miscellaneous	22	(8)	14	15	(6)	9
Total intangible assets	$656	$(113)	$543	$199	$(86)	$113

Amortization of other intangible assets for the fiscal years ended September 30, 2017, 2016 and 2015 was $21 million, $17 million and $18 million, respectively. Excluding the impact of any future acquisitions, Adient anticipates amortization for fiscal 2018, 2019, 2020, 2021 and 2022 will be approximately $49 million, $49 million, $47 million, $46 million and $41 million, respectively.

6. Product Warranties

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
The changes in Adient's total product warranty liability are as follows:

	September 30,
(in millions)	2017	2016
Balance at beginning of period	$13	$12
Accruals for warranties issued during the period	3	9
Changes in accruals related to pre-existing warranties (including changes in estimates)	4	(5)
Accruals from acquisitions	9	—
Settlements made (in cash or in kind) during the period	(10)	(4)
Currency translation	—	1
Balance at end of period	$19	$13

7. Leases

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require Adient to pay for insurance, taxes and maintenance of the property.

Certain facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for the fiscal years ended September 30, 2017, 2016 and 2015 was $126 million, $120 million and $171 million, respectively.

Adient plc | Form 10-K | 73

Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2017 are as follows:

(in millions)	Capital Leases	Operating Leases
2018	$3	$114
2019	2	81
2020	—	62
2021	—	50
2022	—	36
After 2022	—	52
Total minimum lease payments	5	$395
Interest	(1)
Present value of net minimum lease payments	$4

8. Debt and Financing Arrangements
Long-term debt consisted of the following:

	September 30,
(in millions)	2017	2016
Term Loan A - LIBOR plus 1.75% due in 2021	$1,200	$1,500
4.875% Notes due in 2026	900	900
3.50% Notes due in 2024	1,180	1,119
European Investment Bank Loan - EURIBOR plus 0.90% due in 2022	195	—
Capital lease obligations	4	2
Other	1	2
Less: debt issuance costs	(38)	(43)
Gross long-term debt	3,442	3,480
Less: current portion	2	38
Net long-term debt	$3,440	$3,442
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

Adient plc | Form 10-K | 74

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
AGH will pay a commitment fee on the unused portion of the commitments under the revolving credit facility based on the total net leverage ratio of Adient, ranging from 0.15% to 0.35%. No amounts were outstanding under the revolving credit facility at September 30, 2017 and 2016.
On August 19, 2016, AGH issued $0.9 billion aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 and €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024, in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The proceeds of the notes were used, together with the Term Loan A facility, to pay a distribution to the former Parent, with the remaining proceeds used for working capital and general corporate purposes.
On May 29, 2017, Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, borrowed €165 million in an unsecured term loan from the European Investment Bank due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 90 basis points. Loan proceeds were used to repay $200 million of the Term Loan A.
Principal payments required on long-term debt during the next five years are as follows:

	Year Ended September 30,
(in millions)	2018	2019	2020	2021	2022
Principal payments	$2	$2	$56	$1,144	$195
Short-term debt consisted of the following:

	Year Ended September 30,
(in millions)	2017	2016	2015
Bank borrowings	$36	$41	$17
Weighted average interest rate on short-term debt outstanding (1)	3.0%	5.9%	13.7%
(1) The weighted average interest rates on short-term debt varies based on levels of debt maintained in various jurisdictions.
Net Financing Charges
Adient's net financing charges line item in the consolidated statements of income contained the following components:

	Year Ended September 30,
(in millions)	2017	2016	2015
Interest expense, net of capitalized interest costs	$126	$20	$11
Banking fees and debt issuance cost amortization	10	4	2
Interest income	(4)	(2)	(1)
Net financing charges	$132	$22	$12
Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2017, 2016 and 2015 was $129 million, $5 million and $10 million, respectively.

Adient plc | Form 10-K | 75

9. Derivative Instruments and Hedging Activities
Adient selectively uses derivative instruments to reduce Adient's market risk associated with changes in foreign currency. Under Adient's policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized to manage Adient's risk is included in the following paragraphs. In addition, refer to Note 10, "Fair Value Measurements," of the notes to consolidated financial statements for information related to the fair value measurements and valuation methods utilized by Adient for each derivative type.
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2017 and 2016, respectively.
Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.
At September 30, 2017, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 were designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. In conjunction with the separation, the currency effects of Adient's euro-denominated bonds are reflected in AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Other current assets
Foreign currency exchange derivatives	$4	$9	$—	$40
Other noncurrent assets
Foreign currency exchange derivatives	1	—	—	—
Equity swaps	—	—	3	—
Total assets	$5	$9	$3	$40

Other current liabilities
Foreign currency exchange derivatives	$6	$31	$2	$8
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	—	—
Long-term debt
Foreign currency denominated debt	1,180	1,119	—	—
Total liabilities	$1,189	$1,150	$2	$8
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

Adient plc | Form 10-K | 76

Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of September 30, 2017 and September 30, 2016, no cash collateral was received or pledged under the master netting agreements.
The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Gross amount recognized	$8	$49	$1,191	$1,158
Gross amount eligible for offsetting	(2)	(1)	(2)	(1)
Net amount	$6	$48	$1,189	$1,157
The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

(in millions)	Year Ended September 30,
	2017	2016	2015
Foreign currency exchange derivatives	$3	$34	$8
The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Year Ended September 30,
		2017	2016	2015
Foreign currency exchange derivatives	Cost of sales	$(13)	$31	$22
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income:

(in millions)		Year Ended September 30,
		2017	2016	2015
Foreign currency exchange derivatives	Cost of sales	$(20)	$10	$1
Foreign currency exchange derivatives	Net financing charges	36	(3)	14
Equity swap	Selling, general and administrative	3	—	—
Total		$19	$7	$15
The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $(61) million , $(24) million and $16 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. For the years ended September 30, 2017 and 2016, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

10. Fair Value Measurements
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

Adient plc | Form 10-K | 77

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
Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$4	$—	$4	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Equity swaps	3	—	3	—
Total assets	$8	$—	$8	$—
Other current liabilities
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$11	$—	$11	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$49	$—	$49	$—
Total assets	$49	$—	$49	$—
Other current liabilities
Foreign currency exchange derivatives	$39	$—	$39	$—
Total liabilities	$39	$—	$39	$—
Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2017 and 2016. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Adient plc | Form 10-K | 78

Equity swaps Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.
The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.5 billion and $3.4 billion at September 30, 2017 and 2016, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Stock-Based Compensation
Adient provides certain key employees equity awards in the form of performance share units (PSUs) and restricted stock units (RSUs) under the Adient plc 2016 Omnibus Incentive Plan (the Plan) and provides directors with share awards under the Adient plc 2016 Director Share Plan. These plans were adopted in conjunction with the separation.
Total stock-based compensation cost included in the consolidated statements of income was $45 million, $28 million and $16 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. The total income tax benefit recognized in the consolidated statements of income for the share-based compensation arrangements was $21 million, $11 million and $6 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. Stock-based compensation expense prior to the separation was allocated to Adient based on the portion of Adient's equity compensation programs in which Adient employees participated.
In conjunction with the separation, previously outstanding stock-based compensation awards granted under the former Parent's equity compensation programs prior to the separation and held by certain executives and employees of Adient were adjusted and converted into new Adient equity awards using a formula designated to preserve the intrinsic value of the awards. Upon the separation on October 31, 2016, holders of former Parent stock options, RSUs, and SARs generally received one ordinary share of Adient for every ten ordinary shares of the former parent held at the close of business on October 19, 2016, the record date of the distribution, and cash in lieu of fractional shares (if any) of Adient. Accordingly, certain executives and employees of Adient hold converted awards in both the former Parent and Adient shares subsequent to the separation. Converted awards retained the vesting schedule and expiration date of the original awards. Outstanding stock awards related to the former Parent stock are not included in Adient's dilutive share calculation.
The following tables present activity related to the conversion and granting of awards during the twelve months ended September 30, 2017 along with the composition of outstanding and exercisable awards at September 30, 2017 for remaining former Parent and new Adient awards.
Restricted Stock

The Plan provides for the award of restricted stock or restricted stock units to certain employees. These awards are typically share settled except for certain non-U.S. employees or those who elect to defer settlement until retirement at which point the award would be settled in cash. Cash settled awards are recorded in Adient's consolidated statements of financial position as a liability and adjusted each reporting period for changes in share value until the settlement of the award. Restricted awards typically vest after three years from the grant date. The Plan allows for different vesting terms on specific grants with approval by Adient's Board of Directors.

Adient plc | Form 10-K | 79

A summary of the status of nonvested restricted stock awards at September 30, 2017, and changes for the fiscal year then ended, for Adient employees is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Nonvested, September 30, 2016	$46.42	1,320,448
Converted	48.06	135,026
Converted and nonvested on October 31, 2016	46.57	1,455,474
Granted	45.19	1,162,213
Vested	50.29	(281,539)
Forfeited	44.08	(83,710)
Nonvested, September 30, 2017	$45.49	2,252,438

Former Parent nonvested, September 30, 2017	$45.57	1,010,967
Adient nonvested, September 30, 2017	45.42	1,241,471
Total nonvested, September 30, 2017	$45.49	2,252,438

At September 30, 2017, Adient had approximately $60 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Performance Share Awards

The Plan permits the grant of PSU awards. The number of PSUs granted is equal to the PSU award value divided by the closing price of a Adient ordinary share at the grant date. The PSUs are generally contingent on the achievement of predetermined performance goals over a three-year performance period as well as on the award holder's continuous employment until the vesting date. Each PSU that is earned will be settled with an ordinary share of Adient following the completion of the performance period, unless the award holder elected to defer a portion or all of the award until retirement, which would then be settled in cash. Cash settled awards are recorded in Adient's consolidated statements of financial position as a liability and adjusted each reporting period for changes in share value until the settlement of the award.

A summary of the status of Adient's nonvested PSUs at September 30, 2017, and changes for the fiscal year then ended, for Adient employees is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Nonvested, September 30, 2016	$—	—
Converted and nonvested on October 31, 2016	—	—
Granted	44.60	236,034
Vested	—	—
Forfeited	—	—
Nonvested, September 30, 2017	$44.60	236,034

At September 30, 2017, Adient had approximately $18 million of total unrecognized compensation cost related to nonvested performance share units granted. That cost is expected to be recognized over a weighted-average period of 2.1 years.
Stock Options
No new stock options have been granted under the Adient plc 2016 Omnibus Incentive Plan. Stock options were previously granted to eligible employees prior to the separation from the former Parent. Stock option awards typically vest between two and three years after the grant date and expire ten years from the grant date. The fair value of each option was estimated on the date of grant using a Black-Scholes option valuation model.

Adient plc | Form 10-K | 80

A summary of stock option activity at September 30, 2017, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2016	$32.42	2,336,028
Exercised	27.22	(6,280)
Forfeited or expired	31.71	(3,330)
Converted	33.28	169,125
Converted and outstanding on October 31, 2016	32.49	2,495,543
Granted	—	—
Exercised	27.58	(1,070,284)
Forfeited or expired	26.32	(3,126)
Outstanding, September 30, 2017	$32.04	1,422,133	4.7	$22
Exercisable, September 30, 2017	$29.58	1,151,192	4.0	$21

Former Parent outstanding, September 30, 2017	$31.83	1,221,817	4.8	$12
Adient outstanding, September 30, 2017	33.32	200,316	4.1	10
Total outstanding, September 30, 2017	$32.04	1,422,133	4.7	$22

Former Parent exercisable, September 30, 2017	$29.26	975,505	4.1	$12
Adient exercisable, September 30, 2017	31.34	175,687	3.6	9
Total exercisable, September 30, 2017	$29.58	1,151,192	4.0	$21

There were no stock options granted in fiscal 2017. The weighted-average grant-date fair value of options granted to Adient employees during the fiscal years ended September 30, 2016 and 2015 was $13.15 and $15.53, respectively. The total intrinsic value of options exercised by Adient employees during the fiscal years ended September 30, 2017, 2016 and 2015 was approximately $18 million, $4 million and $30 million, respectively, primarily consisting of former Parent awards. At September 30, 2017, Adient had approximately $0.2 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized during fiscal 2018.

Stock Appreciation Rights

SARs vest under the same terms and conditions as stock option awards; however, they are settled in cash for the difference between the market price on the date of exercise and the exercise price. As a result, SARs are recorded in Adient's consolidated statements of financial position as a liability until the date of exercise.

The fair value of each SAR award is estimated using a similar method described for stock options. The fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value.

Adient plc | Form 10-K | 81

A summary of SAR activity at September 30, 2017, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2016	$31.26	654,694
Exercised	29.68	(9,470)
Converted	33.16	41,713
Converted and outstanding on October 31, 2016	31.40	686,937
Granted	—	—
Exercised	32.35	(131,470)
Forfeited or expired	45.95	(6,309)
Outstanding, September 30, 2017	$28.12	549,158	3.8	$9
Exercisable, September 30, 2017	$27.10	511,854	3.6	$9

Former Parent outstanding, September 30, 2017	$27.79	495,754	3.8	$6
Adient outstanding, September 30, 2017	31.19	53,404	3.8	3
Total outstanding, September 30, 2017	$28.12	549,158	3.8	$9

Former Parent exercisable, September 30, 2017	$26.78	461,841	3.6	$6
Adient exercisable, September 30, 2017	30.12	50,013	3.5	3
Total exercisable, September 30, 2017	$27.10	511,854	3.6	$9

In conjunction with the exercise of SARs, Adient made payments of $1 million, $4 million and $7 million during the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

Adient plc | Form 10-K | 82

12. Equity and Noncontrolling Interests

The following table presents changes in AOCI attributable to Adient:

	Year Ended September 30,
(in millions, net of tax)	2017	2016	2015
Foreign currency translation adjustments
Balance at beginning of period	$(260)	$(229)	$283
Aggregate adjustment for the period (net of tax effect of $0, $(28) and $9)	(138)	(31)	(512)
Balance at end of period	(398)	(260)	(229)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(14)	(17)	(6)
Current period changes in fair value (net of tax effect of $1, $10 and $1)	6	26	5
Reclassification to income (net of tax effect of $2, $(8) and $(6))*	11	(23)	(16)
Balance at end of period	3	(14)	(17)
Pension and postretirement plans
Balance at beginning of period	(2)	(1)	(1)
Reclassifications to income (net of tax effect of $0)	—	(1)	—
Balance at end of period	(2)	(2)	(1)
Accumulated other comprehensive income (loss), end of period	$(397)	$(276)	$(247)
* Refer to Note 9, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

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

	Year Ended September 30,
(in millions)	2017	2016	2015
Beginning balance	$34	$31	$27
Net income	25	25	16
Foreign currency translation adjustments	—	1	(3)
Dividends	(31)	(23)	(9)
Ending balance	$28	$34	$31

The change in Parent's net investment includes all intercompany activity with the former Parent prior to separation, including a $1.5 billion non-cash settlement during fiscal 2017.

During March 2017, Adient declared a dividend of $0.275 per ordinary share, which was paid in April 2017. In July 2017, Adient declared a dividend of $0.275 per ordinary share, which was paid in August 2017. In September 2017, Adient declared a dividend of $0.275 per ordinary share, which is payable in November 2017. In November 2017, Adient declared a dividend of $0.275 per ordinary share, which is payable in February 2018.

During fiscal 2017, Adient repurchased 573,437 ordinary shares for $40 million. Repurchased shares were retired immediately upon repurchase.

Adient plc | Form 10-K | 83

13. Retirement Plans
Participation in Parent Pension and Other Postemployment Benefit Plans
Adient provides defined benefit pension, postretirement health care and defined contribution benefits to its eligible employees and retirees. Effective October 31, 2016, in connection with the separation of Adient from the former Parent, Adient recorded the net benefit plan obligations transferred from the former Parent. Adient's consolidated statements of earnings included expense allocations for these benefits. These expenses were funded through intercompany transactions with the former Parent which are reflected within net parent company investment in Adient.
Total former Parent benefit plan net expense allocated to Adient amounted to $21 million and $32 million for fiscal years 2016 and 2015, respectively. These costs are reflected in cost of sales and selling, general and administrative expenses and were funded through intercompany transactions with the former Parent which are now reflected within the net parent investment equity balance. There was no benefit plan net expense allocated to Adient for fiscal year 2017.
Pension Benefits
Adient has non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The benefits provided are primarily based on years of service and average compensation or a monthly retirement benefit amount. Funding for non-U.S. plans observes the local legal and regulatory limits. Funding for U.S. pension plans equals or exceeds the minimum requirements of the Employee Retirement Income Security Act of 1974.
For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $472 million, $450 million and $342 million, respectively, as of September 30, 2017 and $519 million, $495 million and $331 million, respectively, as of September 30, 2016.
In fiscal 2017, total Adient contributions to the defined benefit pension plans were $37 million, of which $2 million were voluntary contributions. Contributions of at least $13 million in cash to its defined benefit pension plans are expected in fiscal 2018. Projected benefit payments from the plans as of September 30, 2017 are estimated as follows (in millions):

2018	$26
2019	27
2020	28
2021	27
2022	33
2023-2027	176
Postretirement Benefits
Adient provides certain health care and life insurance benefits for eligible retirees and their dependents primarily in the U.S. and Canada. Most non-U.S. employees are covered by government sponsored programs, and the cost to Adient is not significant.
Eligibility for coverage is based on meeting certain years of service and retirement age qualifications. These benefits may be subject to deductibles, co-payment provisions and other limitations, and Adient has reserved the right to modify these benefits.
The health care cost trend assumption does not have a significant effect on the amounts reported.

Adient plc | Form 10-K | 84

In fiscal 2017, total employer and employee contributions to the postretirement plans were $2 million. Adient does not expect to make any significant contributions to its postretirement plans in fiscal year 2018. Projected benefit payments from the plans as of September 30, 2017 are estimated as follows (in millions):

2018	$1
2019	1
2020	1
2021	1
2022	1
2023-2027	7
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
Savings and Investment Plans
Adient sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, Adient will contribute to certain savings plans based on the employees' eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions expense in connection with these plans amounted to $58 million for fiscal year 2017.
Plan Assets
Adient's investment policies employ an approach whereby a mix of equities, fixed income and alternative investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed income investments. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value and small to large capitalizations. Fixed income investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased and a target duration close to that of the plan liability. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The majority of the real estate component of the portfolio is invested in a diversified portfolio of high-quality, operating properties with cash yields greater than the targeted appreciation. Investments in other alternative asset classes, including hedge funds and commodities, diversify the expected investment returns relative to the equity and fixed income investments. As a result of Adient's diversification strategies, there are no significant concentrations of risk within the portfolio of investments.
Adient's actual asset allocations are in line with target allocations. Adient rebalances asset allocations as appropriate, in order to stay within a range of allocation for each asset category.
The expected return on plan assets is based on Adient's expectation of the long-term average rate of return of the capital markets in which the plans invest. The average market returns are adjusted, where appropriate, for active asset management returns. The expected return reflects the investment policy target asset mix and considers the historical returns earned for each asset category.
During fiscal 2017, Adient retrospectively adopted ASU No. 2015-07 "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)," which removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (NAV) per share as a practical expedient.

Adient plc | Form 10-K | 85

Adient's plan assets by asset category, are as follows:

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$10	$10	$—	$—	$—
Equity Securities
Domestic	23	4	—	—	19
International - Developed	74	52	—	—	22
International - Emerging	10	6	—	—	4
Fixed Income Securities
Government	195	76	87	—	32
Corporate/Other	80	52	13	—	15
Hedge Fund	73	—	73	—	—
Real Estate	26	—	—	11	15
Total	$491	$200	$173	$11	$107
Postretirement:
Equity Securities
Domestic	$4	$4	$—	$—	$—
International - Developed	5	5	—	—	—
Fixed Income Securities
Government	3	3	—	—	—
Corporate/Other	3	3	—	—	—
Total	$15	$15	$—	$—	$—

Adient plc | Form 10-K | 86

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$13	$13	$—	$—	$—
Equity Securities
Domestic	39	20	—	—	19
International - Developed	45	26	—	—	19
International - Emerging	7	3	—	—	4
Fixed Income Securities
Government	172	98	51	—	23
Corporate/Other	90	70	5	—	15
Hedge Fund	65	—	65	—	—
Real Estate	26	—	—	9	17
Total	$457	$230	$121	$9	$97
Postretirement:
Equity Securities
Domestic	$3	$3	$—	$—	$—
International - Developed	1	1	—	—	—
International - Emerging	1	1	—	—	—
Fixed Income Securities
Government	1	1	—	—	—
Corporate/Other	4	4	—	—	—
Commodities	1	1	—	—	—
Real Estate	1	1	—	—	—
Total	$12	$12	$—	$—	$—
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
Hedge Funds: The fair value of hedge funds is accounted for by the custodian. The custodian obtains valuations from underlying managers based on market quotes for the most liquid assets and alternative methods for assets that do not have sufficient trading activity to derive prices. Adient and custodian review the methods used by the underlying managers to value the assets. Adient believes this is an appropriate methodology to obtain the fair value of these assets.
Real Estate: The fair value of Real Estate Investment Trusts (REITs) is recorded as Level 1 for securities that are traded on an open exchange. The fair value of certain investments in real estate is deemed Level 3 since these investments do not have a readily determinable fair value and requires the fund managers independently to arrive at fair value by calculating NAV per share. In order to calculate NAV per share, the fund managers value the real estate investments using any one, or a combination of, the following

Adient plc | Form 10-K | 87

methods: independent third party appraisals, discounted cash flow analysis of net cash flows projected to be generated by the investment and recent sales of comparable investments. Assumptions used to revalue the properties are updated every quarter. Adient believes this is an appropriate methodology to obtain the fair value of these assets.
Investments at NAV: For mutual or collective funds where a NAV is not publicly quoted, the NAV per share is used as a practical expedient and is based on the quoted market prices of the underlying net assets of the fund as reported daily by the fund managers. In accordance with ASU 2015-07, funds valued based on NAV per share as a practical expedient are not categorized within the fair value hierarchy.
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while Adient believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following sets forth a summary of changes in the fair value of pension assets measured using significant unobservable inputs (Level 3):

(in millions)	Real Estate
Pension
Asset value as of September 30, 2015	$8
Unrealized gain	1
Asset value as of September 30, 2016	$9
Redemptions	(1)
Unrealized gain	3
Asset value as of September 30, 2017	$11

Adient plc | Form 10-K | 88

Funded Status
The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status:

	Pension Benefits		Postretirement Benefits
(in millions)	2017	2016	2017	2016
Accumulated Benefit Obligation	$577	$613	$—	$—
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$637	$527	$16	$15
Service cost	8	8	—	—
Interest cost	12	16	1	—
Plan participant contributions	—	—	1	1
Actuarial (gain) loss	(51)	132	—	2
Benefits and settlements paid	(29)	(30)	(1)	(2)
Other	—	14	(1)	—
Currency translation adjustment	23	(30)	—	—
Projected benefit obligation at end of year	$600	$637	$16	$16
Change in Plan Assets:
Fair value of plan assets at beginning of year	$457	$421	$12	$13
Actual return on plan assets	9	44	2	1
Employer and employee contributions	37	35	2	1
Benefits and settlements paid	(29)	(30)	(1)	(2)
Other	—	16	—	(1)
Currency translation adjustment	17	(29)	—	—
Fair value of plan assets at end of year	$491	$457	$15	$12
Funded status	$(109)	$(180)	$(1)	$(4)
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$22	$8	$—	$—
Accrued benefit liability	(131)	(188)	(1)	(4)
Net amount recognized	$(109)	$(180)	$(1)	$(4)

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016	2017	2016
Weighted Average Assumptions (1):
Discount rate (2)	3.85%	3.70%	2.60%	2.10%	3.50%	3.25%
Rate of compensation increase	NA	NA	3.55%	4.00%	NA	NA
(1) Plan assets and obligations are determined based on a September 30 measurement date.
(2) Adient considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, Adient uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, Adient uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, Adient consistently uses the relevant country specific benchmark indices for determining the various discount rates.

Adient plc | Form 10-K | 89

Accumulated Other Comprehensive Income
The amounts in AOCI on the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2017 and 2016 were $2 million and $2 million, respectively, related to pension benefits and are not significant related to postretirement benefits.
The amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year for pension and postretirement benefits are not significant.
Net Periodic Benefit Cost
The tables that follow contain the components and key assumptions of net periodic benefit cost:

	Pension Benefits			Postretirement Benefits
(in millions)	2017	2016	2015	2017	2016	2015
Components of Net Periodic Benefit Cost (Credit):
Service cost	$8	$8	$10	$—	$—	$1
Interest cost	12	16	19	1	—	1
Expected return on plan assets	(17)	(22)	(21)	—	—	(1)
Net actuarial (gain) loss	(43)	109	6	(2)	1	—
Settlement loss	—	1	—	—	—	—
Net periodic benefit cost (credit)	$(40)	$112	$14	$(1)	$1	$1

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Expense Assumptions:
Discount rate	3.70%	4.40%	4.35%	2.10%	3.40%	3.50%	3.25%	3.80%	4.35%
Expected return on plan assets	5.50%	7.50%	7.50%	3.80%	4.45%	5.40%	3.35%	3.80%	4.00%
Rate of compensation increase	NA	NA	NA	4.00%	3.00%	3.00%	NA	NA	NA

14. Significant Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

In fiscal 2017, Adient committed to a significant restructuring plan (2017 Plan) within the Seating segment and recorded $46 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives. The costs consist primarily of workforce reductions and plant closures. The restructuring actions are expected to be substantially complete in fiscal 2018.

The following table summarizes the changes in Adient's 2017 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total
Original Reserve	$42	$—	$4	$—	$46
Utilized—cash	(4)	—	(4)	—	(8)
Utilized—noncash	—	—	—	—	—
Balance at September 30, 2017	$38	$—	$—	$—	$38

Adient plc | Form 10-K | 90

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

The following table summarizes the changes in Adient's 2016 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total
Original Reserve	$223	$87	$22	$—	$332
Utilized—cash	(29)	—	(1)	—	(30)
Utilized—noncash	—	(87)	—	(2)	(89)
Balance at September 30, 2016	194	—	21	(2)	213
Utilized—cash	(48)	—	(12)	—	(60)
Utilized—noncash	—	—	—	7	7
Balance at September 30, 2017	$146	$—	$9	$5	$160

In fiscal 2015, Adient committed to a significant restructuring plan (2015 Plan) and recorded $182 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives. The costs consist primarily of workforce reductions, plant closures and asset impairments. The restructuring and impairment costs related to the Seating segment. The restructuring actions were substantially completed in fiscal 2017.

The following table summarizes the changes in Adient's 2015 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Currency Translation	Total
Original Reserve	$155	$27	$—	$182
Utilized—cash	(1)	—	—	(1)
Utilized—noncash	—	(27)	—	(27)
Balance at September 30, 2015	154	—	—	154
Utilized—cash	(41)	—	—	(41)
Utilized—noncash	—	—	(1)	(1)
Balance at September 30, 2016	113	—	(1)	112
Utilized—cash	(94)	—	—	(94)
Utilized—noncash	—	—	(2)	(2)
Balance at September 30, 2017	$19	$—	$(3)	$16

Adient's fiscal 2017, 2016 and 2015 restructuring plans included workforce reductions of approximately 6,200. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2017, approximately 3,200 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included fifteen plant closures. As of September 30, 2017, nine of the fifteen plants have been closed.

Adient plc | Form 10-K | 91

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

15. Impairment of Long-Lived Assets

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

In fiscal 2016, Adient concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its announced restructuring actions. As a result, Adient reviewed the long-lived assets for impairment and recorded a $87 million impairment charge within restructuring and impairment costs on the consolidated statements of income, of which $9 million was recorded in the second quarter, $32 million was recorded in the third quarter and $46 million was recorded in the fourth quarter. Of the total impairment charges, $86 million related to the Seating segment and $1 million related to the Interiors segment. Refer to Note 14, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future cash flows, estimated production volumes, discount rates, estimated salvage values and third-party appraisals.

In fiscal 2015, Adient concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its announced restructuring actions. As a result, Adient reviewed the long-lived assets for impairment and recorded a $27 million impairment charge during the fourth quarter within restructuring and impairment costs on the consolidated statements of income. The total impairment charge related to the Seating segment. Refer to Note 14, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future cash flows, estimated production volumes, discount rates, estimated salvage values and third-party appraisals.

At September 30, 2017, 2016 and 2015, Adient concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

16. Income Taxes
For fiscal 2017, the income tax provision (benefit) reflects Adient as an independent company incorporated under the laws of Ireland.
For fiscal 2016 and 2015, prior to the separation, the income tax provision (benefit) was calculated as if Adient filed separate income tax returns and was operating as a stand-alone business. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the actual tax balances of Adient subsequent to the separation. Adient's operations have historically been included in the former Parent’s U.S. federal and state tax returns and non-U.S. tax returns.

Adient plc | Form 10-K | 92

Consolidated income (loss) before income taxes and noncontrolling interests for the years ended September 30, 2017, 2016 and 2015 is as follows:

	Year Ended September 30,
(in millions)	2017	2016	2015
Ireland	$(6)	$—	$—
United States	122	330	493
Other Foreign	945	47	451
Income before income taxes and noncontrolling interests	$1,061	$377	$944
The components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
(in millions)	2017	2016	2015
Current
Ireland	$—	$—	$—
US - Federal and State	14	1,548	268
Other Foreign	137	863	201
	151	2,411	469
Deferred
Ireland	(2)	—	—
US - Federal and State	13	(295)	(89)
Other Foreign	(63)	(277)	38
	(52)	(572)	(51)

Income tax provision	$99	$1,839	$418

Adient plc | Form 10-K | 93

The significant components of Adient's income tax provision are summarized in the following tables. These amounts do not include the impact of income tax expense related to our nonconsolidated partially-owned affiliates, which is netted against equity income on the consolidated statements of income.
The reconciliation between the Irish statutory income tax rate, and Adient’s effective tax rate is as follows:

Year Ended September 30,
(in millions)	2017
Tax expense at Ireland statutory rate	$133
State income taxes, net of federal benefit	(10)
Foreign tax rate differential	(67)
Notional interest deduction	(28)
Credits and incentives	(13)
Gain on previously-held interest	(19)
Repatriation of foreign earnings	30
Foreign exchange	(11)
Impact of enacted tax rate changes	10
Change in uncertain tax positions	50
Change in valuation allowance	21
Other	3
Income tax provision	$99
The effective rate is lower than the statutory rate of 12.5% primarily due to benefits from global tax planning, notional interest deductions, foreign tax rate differentials, and foreign exchange, partially offset with a first quarter fiscal 2017 tax law change in Hungary, repatriation of foreign earnings, and changes in uncertain tax positions and valuation allowances. No items included in the other category are individually, or when appropriately aggregated, significant.
The foreign tax rate differential benefit is primarily driven by the pretax book income of nonconsolidated partially-owned affiliates whose corresponding income tax expense is netted against equity income on the consolidated statements of income. Excluding nonconsolidated partially-owned affiliates, foreign tax rate differentials have a $21 million favorable impact on the effective tax rate as a result of losses earned in jurisdictions where the statutory rate is greater than 12.5%.
The reconciliation between the U.S. federal income tax rate, and Adient’s effective tax rate was as follows:

	Year Ended September 30,
(in millions)	2016	2015
Tax expense at the U.S. federal statutory rate	$136	$336
State income taxes, net of federal benefit	—	15
Foreign income tax expense at different rates and foreign losses without tax benefits	(92)	(13)
U.S. tax on foreign income	(207)	(252)
U.S. credits and incentives	(7)	(6)
Impacts of transactions and business divestitures	1,988	356
Reserve and valuation allowance adjustments	14	(13)
Other	7	(5)
Income tax provision	$1,839	$418

Adient plc | Form 10-K | 94

The effective rate is above the U.S. statutory rate for fiscal 2016 primarily due to the tax consequences surrounding the separation, the jurisdictional mix of restructuring and impairment costs, partially offset by the benefits of continuing global tax planning initiatives and foreign tax rate differentials. The effective rate is above the U.S. statutory rate for fiscal 2015 primarily due to the tax consequences of business divestitures partially offset by the benefits of U.S. tax on foreign income, foreign tax rate differentials and continuing global tax planning initiatives.
Deferred taxes are classified in the consolidated statements of financial position as follows:

	September 30,
(in millions)	2017	2016
Other noncurrent assets	$1,025	$613
Other noncurrent liabilities	(389)	(22)
Net deferred tax asset	$636	$591
Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included:

	September 30,
(in millions)	2017	2016
Deferred tax assets
Accrued expenses and reserves	$83	$431
Employee and retiree benefits	58	95
Net operating loss and other credit carryforwards	340	288
Property, plant and equipment	3	—
Intangible assets	463	—
Research and development	9	9
Joint ventures and partnerships	—	265
Other	13	11
	969	1,099
Valuation allowances	(223)	(267)
	746	832
Deferred tax liabilities
Property, plant and equipment	—	23
Unremitted earnings of foreign subsidiaries	95	108
Intangible assets	—	110
Joint ventures and partnerships	15	—
	110	241
Net deferred tax asset	$636	$591

The fiscal 2016 accrued expenses and reserves line item has been revised to correctly present the deferred tax liability related to unremitted earnings of foreign subsidiaries in the table above.
At September 30, 2017, Adient had available net operating loss carryforwards of approximately $1,407 million which are available to reduce future tax liabilities. Net operating loss carryforwards of $809 million will expire at various dates between 2018 and 2037, with the remainder having an indefinite carryforward period, and $468 million are offset by a valuation allowance.
Adient reviews the realizability of its deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or combined group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to Adient's valuation allowances may be necessary.

Adient plc | Form 10-K | 95

As a result of Adient's fiscal 2017 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no material changes to valuation allowances were required. Adient continues to record valuation allowances on certain deferred tax assets in Brazil, Czech Republic, Mexico, Poland, Spain and other jurisdictions as it remains more likely than not that they will not be utilized.
As a result of Adient's fiscal 2016 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that it was more likely than not that deferred tax assets within Germany and Slovakia would be realized. Therefore, Adient released $83 million and $5 million, respectively, of net valuation allowances as income tax benefit in the fourth quarter of fiscal 2016. In addition as a result of Adient's fiscal 2016 analysis, Adient determined that it was more likely than not that deferred tax assets within the United Kingdom would not be realized and recorded $12 million of net valuation allowances as income tax expense in the fourth quarter of fiscal 2016.
As a result of Adient's fiscal 2015 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that it was more likely than not that deferred tax assets within South Africa would be realized. Therefore, Adient released $13 million of net valuation allowances as income tax benefit in the fiscal year ended September 30, 2015.
Adient is subject to income taxes in Ireland, the U.S. and other foreign jurisdictions. The following table provides the earliest open tax year by major jurisdiction for which Adient could be subject to income tax examination by the tax authorities:

Tax Jurisdiction	Earliest Year Open
Brazil	2012
China	2011
Czech Republic	2008
France	2013
Germany	2013
Hong Kong	2011
Japan	2012
Luxembourg	2012
Mexico	2012
Poland	2008
United Kingdom	2011
United States	2017
Adient regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. For the year ended September 30, 2017, Adient believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial statements. However, the final determination with respect to tax audits and any related litigation could be materially different from Adient’s estimates.
Prior to separation, Adient and the former Parent entered into a tax matters agreement that governs the parties' respective rights and obligations with respect to certain tax attributes, including uncertain tax positions. As a result of the final tax matters agreement, Adient's unrecognized tax benefits decreased approximately $471 million from September 30, 2016.
For the years ended September 30, 2017, 2016 and 2015, Adient had gross tax effected unrecognized tax benefits of $193 million, $596 million, and $390 million, respectively. Substantially all of Adient’s unrecognized tax benefits, if recognized, would impact the effective tax rate. Total net accrued interest for the years ended September 30, 2017, 2016 and 2015, was approximately $3 million, $11 million and $10 million, respectively (net of tax benefit). Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Adient plc | Form 10-K | 96

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2017	2016	2015
Beginning balance	$596	$390	$284
Additions for tax positions related to the current year	76	288	138
Additions for tax positions of prior years	5	—	—
Reductions for tax positions of prior years	(471)	(65)	(32)
Settlements with taxing authorities	(7)	(15)	—
Statute closings	(6)	(2)	—
Ending balance	$193	$596	$390
During the next twelve months, it is reasonably possible that tax audit resolutions or applicable statute of limitation lapses could reduce the unrecognized tax benefits and income tax expense. Adient does not anticipate that this will result in a material impact to its consolidated financial statements.
During July 2017, one of Adient's non-consolidated partially-owned affiliates, GAAS, became a consolidated entity. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. Adient recorded a preliminary fair value allocation for the assets and liabilities of the entity based on their fair values, which included a $276 million intangible asset for customer relationships that has an estimate useful life of 20 years. Accordingly, Adient recorded a deferred tax liability of $69 million related to the intangible asset.
On September 22, 2017, Adient completed the acquisition of Futuris. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. Adient recorded a preliminary allocation of the purchase price for assets acquired and liabilities assumed based on their fair values as of the acquisition date, which included a $165 million intangible asset for customer relationships that has an estimated useful life of 10 years. Accordingly, Adient recorded a deferred tax liability of $64 million related to the intangible asset. Adient also recognized $3 million of acquisition-related costs. The tax benefit associated with the acquisition-related costs was not material.
In fiscal 2017, Adient committed to a significant restructuring plan (2017 Plan) and recorded $46 million of restructuring and impairment costs in the consolidated statements of income. Refer to Note 14, "Significant Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information. The restructuring costs generated a $7 million tax benefit, which was negatively impacted by geographic mix and Adient’s current tax position in these jurisdictions.
In fiscal 2016, Adient incurred total tax charges of $1,891 million for substantial business reorganizations related to the separation. Included in this amount is the tax charge of $85 million for changes in entity tax status and the charge of $778 million for Adient's change in assertion over permanently reinvested earnings. In addition, the former Parent completed its merger with Tyco, and as a result of the change in control, Adient incurred incremental tax expense of $89 million.
In fiscal 2015, Adient completed the YFAI global automotive interiors joint venture. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. In connection with the divestiture of the business, Adient recorded a pretax gain on divestiture of $127 million, $20 million net of tax. The tax impact of the gain is due to the jurisdictional mix of gains and losses on the divestiture, which resulted in non-benefited expenses in certain countries and taxable gains in other countries. In addition, Adient provided income tax expense for repatriation of cash and other tax reserves associated with the YFAI global automotive interiors joint venture transaction, which resulted in a tax charge of $75 million and $218 million, respectively.
Adient has $14.1 billion of undistributed foreign earnings of which $1.1 billion is deemed permanently reinvested and no deferred taxes have been provided on such earnings. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.
Income taxes paid for the fiscal year ended September 30, 2017 were $148 million, of which $16 million were paid prior to the separation by the former Parent. For the fiscal years ended September 30, 2016 and 2015, because portions of Adient's operations were included in the former Parent's tax returns, payments to certain tax authorities were made by the former Parent, and not by Adient. These settlements were reflected as changes in the Parent’s net investment.

Adient plc | Form 10-K | 97

In fiscal 2017, Hungary passed the 2017 tax bill which reduced the corporate income tax rate to a flat 9% rate. As a result of the law change, Adient recorded income tax expense of $5 million related to the write down of deferred tax assets.
In fiscal 2017, the US Treasury and the IRS released final and temporary Section 385 regulations. These regulations address whether certain instruments between related parties are treated as debt or equity. Adient does not expect that the regulations will have a material impact on the consolidated financial statements.
In fiscal 2015, the "look-through rule," under subpart F of the U.S. Internal Revenue Code, expired for Adient. The "look-through rule" had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. The rule was extended in December 2015 retroactive to the beginning of Adient’s 2016 fiscal year. The retroactive extension was signed into legislation and was made permanent through Adient's 2020 fiscal year.
During fiscal years 2017, 2016, and 2015, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on Adient's consolidated financial statements.

17. Segment Information

During fiscal 2017, Adient began evaluating the performance of its reportable segments using an adjusted EBIT metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, qualified restructuring and impairment costs, restructuring related-costs, incremental "Becoming Adient" costs, separation costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization and other non-recurring items ("Adjusted EBIT"). Prior period information has been recast to the new performance metric and for the reclassifications of certain Becoming Adient costs. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.

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

Financial information relating to Adient's reportable segments is as follows:

	Year Ended September 30,
(in millions)	2017	2016 (1)	2015 (1)
Adjusted EBIT
Seating	$1,151	$1,091	$909
Interiors	93	91	118
Becoming Adient costs (2)	(95)	—	—
Separation costs (3)	(10)	(369)	—
Restructuring and impairment costs	(46)	(332)	(182)
Purchase accounting amortization (4)	(43)	(37)	(23)
Restructuring related charges (5)	(37)	(14)	(16)
Pension mark-to-market (6)	45	(110)	(6)
Gain on previously-held interest (7)	151	—	—
Gain on business divestiture	—	—	137
Other items (8)	(16)	79	19
Earnings before interest and income taxes	1,193	399	956
Net financing charges	(132)	(22)	(12)
Income before income taxes	$1,061	$377	$944

Adient plc | Form 10-K | 98

(1)
Amounts presented have been revised from what was previously reported to correctly report net sales, equity income and total assets as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".

(2)	Reflects incremental expenses associated with becoming an independent company, including non-cash costs of $30 million for the year ended September 30, 2017
(3)	Reflects expenses associated with and incurred prior to the separation from the former Parent.
(4)	Reflects amortization of intangible assets including those related to the YFAI joint venture recorded within equity income.
(5)	Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(6)	Reflects net mark-to-market adjustments on pension and postretirement plans.
(7)
An amendment to the rights agreement of a seating affiliate in China was finalized in the fourth quarter of fiscal 2017 giving Adient control of the previously non-consolidated affiliate. Adient began consolidating the entity in July 2017 and was required to apply purchase accounting, including recognizing a gain on our previously held interest, which has been recorded in equity income.

(8)
Reflects primarily the $12 million of initial funding of the Adient foundation and $3 million of transaction costs associated with the acquisition of Futuris for the year ended September 30, 2017. Reflects a $24 million multi-employer pension credit associated with the removal of costs for pension plans that remained with the former Parent, $22 million of favorable settlements from prior year business divestitures, a $20 million favorable legal settlement and a $13 million favorable commercial settlement during the year ended September 30, 2016. Reflects a $19 million multi-employer pension credit associated with the removal of costs for pension plans that remained with the former Parent for the year ended September 30, 2015.

	Year Ended September 30, 2017
	Reportable Segments		Reconciling Items(1)	Consolidated
(in millions)	Seating	Interiors
Net Sales	$16,213	$—	$—	$16,213
Equity Income	301	93	128	522
Total Assets	12,061	1,109	—	13,170
Depreciation	332	—	5	337
Amortization	—	—	21	21
Capital Expenditures	577	—	—	577

(1)
Included in equity income is a $151 million gain on a previously held interest in a China Seating affiliate that Adient began consolidating in the fourth quarter of fiscal 2017 as a result of an amendment to the related rights agreement, $22 million of purchase accounting amortization related to the YFAI joint venture and $1 million of restructuring related costs related to the YFAI joint venture. Included in depreciation expense is $5 million of accelerated depreciation which is part of the incremental expenses associated with becoming an independent company (Becoming Adient). Included in amortization expense is $21 million of purchase accounting amortization related to consolidated Seating entities.

Adient plc | Form 10-K | 99

	Year Ended September 30, 2016
	Reportable Segments		Reconciling Items(2)	Consolidated(1)
(in millions)	Seating (1)	Interiors
Net Sales	$16,790	$—	$—	$16,790
Equity Income	273	91	(20)	344
Total Assets	11,917	1,039	—	12,956
Depreciation	327	—	—	327
Amortization	—	—	17	17
Capital Expenditures	437	—	—	437

(1)
Amounts presented have been revised from what was previously reported to correctly report net sales, equity income and total assets as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".

(2)
Included in equity income is $20 million of purchase accounting amortization related to the YFAI joint venture. Included in amortization expense is $17 million of purchase accounting amortization related to consolidated Seating entities.

	Year Ended September 30, 2015
	Reportable Segments		Reconciling Items(2)	Consolidated(1)
(in millions)	Seating(1)	Interiors
Net Sales	$17,069	$2,954	$—	$20,023
Equity Income	248	37	(5)	280
Total Assets	9,353	1,006	55	10,414
Depreciation	329	—	—	329
Amortization	—	—	18	18
Capital Expenditures	478	—	—	478

(1)
Amounts presented have been revised from what was previously reported to correctly report net sales, equity income and total assets as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".

(2)
Included in equity income is $5 million of purchase accounting amortization related to the YFAI joint venture. Included in total assets is $55 million of assets classified as held for sale. Included in amortization expense is $18 million of purchase accounting amortization related to consolidated Seating entities.

Geographic Information

Financial information relating to Adient's operations by geographic area is as follows:

Net Sales
	Year Ended September 30,
(in millions)	2017	2016 (1)	2015 (1)
United States	$5,798	$6,581	$7,850
Germany	1,584	1,901	2,464
Mexico	1,079	998	1,299
Other European countries	5,012	4,752	5,050
Other foreign	2,740	2,558	3,360
Total	$16,213	$16,790	$20,023

(1)
Amounts presented have been revised from what was previously reported in "other foreign" to correctly report net sales as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".

Adient plc | Form 10-K | 100

Long-Lived Assets
	Year Ended September 30,
(in millions)	2017	2016	2015
United States	$685	$580	$583
Germany	380	360	375
Mexico	277	250	225
Other European countries	873	732	722
Other foreign	287	273	234
Total	$2,502	$2,195	$2,139

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.

18. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of September 30, 2017 and 2016. Equity in the net income of nonconsolidated partially-owned affiliates is stated in the "Equity income" line in the consolidated statements of income for the years ended September 30, 2017, 2016 and 2015.

Adient maintains total investments in partially-owned affiliates of $1.8 billion and $1.7 billion at September 30, 2017 and 2016, respectively. Financial information for significant nonconsolidated partially-owned affiliates is as follows:

	% ownership
Name of partially-owned affiliate	2017	2016
Seating
Changchun FAWAY Adient Automotive Systems Co. Ltd. (1)	49.0%	50.0%
Adient Yanfeng Seating Mechanism Co., Ltd. (2)	50.0%	50.0%
Yanfeng Adient Seating Co., Ltd. (YFAS) (3)	49.9%	49.9%
Interiors
Yanfeng Global Automotive Interiors Systems Co., Ltd. (YFAI)	30.0%	29.7%

(1)	Changchun FAWAY - Johnson Controls Automotive Systems Co., Ltd. joint venture was renamed to Changchun FAWAY Adient Automotive Systems Co. Ltd.
(2)	Shanghai Johnson Controls Yanfeng Seating Mechanism Co., Ltd. joint venture was renamed to Adient Yanfeng Seating Mechanism Co., Ltd.
(3)	Shanghai Yanfeng Johnson Controls Seating Co., Ltd. (YFJC) joint venture was renamed to Yanfeng Adient Seating Co., Ltd. (YFAS).

Adient plc | Form 10-K | 101

Summarized balance sheet data:

	September 30, 2017
(in millions)	YFAS	All Other	Total
Current assets	$3,059	$4,661	$7,720
Noncurrent assets	678	2,479	3,157
Total assets	$3,737	$7,140	$10,877

Current liabilities	$2,793	$4,569	$7,362
Noncurrent liabilities	49	331	380
Noncontrolling interests	108	31	139
Shareholders' equity	787	2,209	2,996
Total liabilities and shareholders' equity	$3,737	$7,140	$10,877

	September 30, 2016
(in millions)	YFAS(1)	All Other	Total(1)
Current assets	$2,306	$3,829	$6,135
Noncurrent assets	539	2,120	2,659
Total assets	$2,845	$5,949	$8,794

Current liabilities	$2,004	$3,851	$5,855
Noncurrent liabilities	44	151	195
Noncontrolling interests	113	27	140
Shareholders' equity	684	1,920	2,604
Total liabilities and shareholders' equity	$2,845	$5,949	$8,794

(1)
Amounts presented have been revised from what was previously reported, as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies". The engineering recovery revisions decreased noncurrent assets, total assets, shareholders' equity and total liabilities and shareholders' equity at YFAS by $70 million as of September 30, 2016.

Summarized income statement data with reconciliation to Adient's equity in net income from nonconsolidated partially-owned affiliates:

	2017
(in millions)	YFAS	All Other	Total
Net sales	$4,617	$12,645	$17,262
Gross profit	603	1,391	1,994
Operating income	432	728	1,160
Net income	351	688	1,039
Income attributable to noncontrolling interests	47	18	65
Net income attributable to the entity	304	670	974

Equity in net income, before basis adjustments	152	395	547
Basis adjustments	(2)	(23)	(25)
Equity in net income	150	372	522

Adient plc | Form 10-K | 102

	2016
(in millions)	YFAS(1)	All Other	Total(1)
Net sales	$4,198	$11,928	$16,126
Gross profit	583	1,213	1,796
Operating income	426	663	1,089
Net income	348	625	973
Income attributable to noncontrolling interests	48	7	55
Net income attributable to the entity	300	618	918

Equity in net income, before basis adjustments	150	218	368
Basis adjustments	(3)	(21)	(24)
Equity in net income	147	197	344

	2015
(in millions)	YFAS(1)	All Other	Total(1)
Net sales	$3,855	$5,594	$9,449
Gross profit	538	662	1,200
Operating income	405	397	802
Net income	332	376	708
Income attributable to noncontrolling interests	46	6	52
Net income attributable to the entity	286	370	656

Equity in net income, before basis adjustments	142	149	291
Basis adjustments	(3)	(8)	(11)
Equity in net income	139	141	280

(1)
Amounts presented have been revised from what was previously reported, as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies". The engineering recovery revisions decreased operating income, net income and net income attributable to YFAS by $26 million and $28 million for the years ended September 30, 2016 and 2015, respectively.

19. Commitments and Contingencies

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $9 million and $6 million at September 30, 2017 and 2016, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

Adient plc | Form 10-K | 103

20. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of facility management services, the sale or purchase of goods and other arrangements. Subsequent to the separation, transactions with the former Parent and its businesses represent third-party transactions.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

	Year Ended September 30,
(in millions)	2017	2016	2015
Net sales to related parties	$409	$438	$392
Purchases from related parties	511	443	393
The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

	September 30,
(in millions)	2017	2016
Receivable from related parties	$129	$172
Payable to related parties	104	96

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Allocations from Former Parent

Prior to the separation, the consolidated statements of income included allocations for certain support functions that were provided on a centralized basis by the former Parent and subsequently recorded at the business unit level, such as expenses related to employee benefits, finance, human resources, risk management, information technology, facilities, and legal, among others. Included in cost of sales and selling, general and administrative expense during the years ended September 30, 2016 and 2015 were $294 million and $361 million, respectively, of corporate expenses incurred by the former Parent. In addition to these allocations, approximately $458 million and $16 million, respectively, of costs related to the separation of Adient were incurred by the former Parent for the years ended September 30, 2016 and 2015, respectively. Of these amounts, $369 million was deemed to directly benefit Adient as a stand-alone company, for the year ended September 30, 2016. Accordingly, these costs were allocated to Adient and are reflected within selling, general and administrative expenses in the consolidated statements of income. None of the separation costs for the year ended September 30, 2015 were deemed to directly benefit Adient as a stand-alone company. Additionally, certain intercompany transactions prior to the separation between Adient and the former Parent have not been recorded as related party transactions. These transactions were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the consolidated statements of cash flows as a financing activity and in the consolidated statements of financial position as Parent's net investment.

During fiscal 2017, the allocations from the former Parent were insignificant. During fiscal 2017, Adient and the former Parent finalized the reconciliation of working capital and other accounts and the net amount due from the former Parent of $87 million was settled in accordance with the separation agreement. The impact of the settlement is reflected within additional paid-in capital.

Adient plc | Form 10-K | 104

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, Adient conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2017, the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, the principal executive officer and principal financial officer concluded that Adient's disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in Adient's reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to Adient's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Definition of and Inherent Limitations over Internal Control over Financial Reporting
Adient's internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer, or persons performing similar functions, and effected by Adient's board of directors, management and other personnel designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Adient's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures are being made only in accordance with authorizations of Adient's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Adient's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of Adient's internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that Adient maintained effective internal control over financial reporting as of September 30, 2017. In conducting Adient's assessment of the effectiveness of its internal control over financial reporting, management excluded Futuris Global Holdings LLC and Guangzhou Adient Automotive Seating Co., Ltd., both of which were consolidated as business combinations during the fourth quarter of fiscal 2017. The total assets and total revenues of Futuris Global Holdings LLC and Guangzhou Adient Automotive Seating Co., Ltd., collectively represent approximately 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2017. The effectiveness of Adient's internal control over financial reporting as of September 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of the Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the fourth quarter of the fiscal year ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, Adient's internal control over financial reporting.

Adient plc | Form 10-K | 105

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Adient intends to hold its 2018 annual general meeting of shareholders on March 12, 2018.

The information required by this Item is set forth under the sections entitled "Q: Where can I find Corporate Governance materials for Adient?," "Proposal One: Election of Directors," "Corporate Governance," "Board and Committee Information," "Audit Committee Report," and "Section 16(a) Beneficial Ownership Reporting Compliance" in Adient's 2018 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after September 30, 2017 in connection with the solicitation of proxies for Adient's 2018 annual general meeting of shareholders and is incorporated herein by reference.
Adient has an Ethics Policy that applies to all employees, including Adient's principal executive officer, principal financial officer, and principal accounting officer, as well as to the members of the Board of Directors of Adient. The Ethics Policy is available at www.adient.com. Adient intends to disclose any changes in, or waivers from, this Ethics Policy by posting such information on the same website or by filing a Current Report on Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or the NYSE.

Item 11.	Executive Compensation

The information required by this Item is set forth under the sections entitled "Corporate Governance," "Board and Committee Information," "Compensation Committee Report," "Compensation Discussion and Analysis," "Director Compensation," "Potential Payments and Benefits upon Termination and Change in Control," and "Share Ownership of Executive Officers and Directors" in Adient's 2018 Proxy Statement to be filed with the SEC within 120 days after September 30, 2017 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the section entitled "Share Ownership of Executive Officers and Directors" in Adient's 2018 Proxy Statement to be filed with the SEC within 120 days after September 30, 2017 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the section entitled "Corporate Governance" in Adient's 2018 Proxy Statement to be filed with the SEC within 120 days after September 30, 2017 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth under the section entitled "Audit Committee Report" in Adient's 2018 Proxy Statement to be filed with the SEC within 120 days after September 30, 2017 and is incorporated herein by reference.

Adient plc | Form 10-K | 106

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules
ADIENT AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Year Ended September 30,
(in millions)	2017	2016	2015
Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$21	$12	$11
Provision charged to costs and expenses	13	17	14
Reserve adjustments	(14)	(8)	(13)
Balance at end of period	$20	$21	$12
Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$267	$392	$459
Allowance provision for new operating and other loss carryforwards	23	53	24
Allowance provision (benefit) adjustments	(67)	(178)	(91)
Balance at end of period	$223	$267	$392

YFAS was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal year ended September 30, 2016. YFAS was not deemed a significant equity investee for fiscal 2017; however, financial statements of YFAS are required to be filed as an amendment to this Annual Report on Form 10-K, within six months of the end of its year end (i.e. December 31), because fiscal 2016 is presented as a comparative year. Accordingly, YFAS financial statements as of December 31, 2017 will be filed via an amendment to this Annual Report on Form 10-K on or before June 30, 2018.

All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1
Separation and Distribution Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)).#

Adient plc | Form 10-K | 107

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

10.1
Transition Services Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited, as amended October 31, 2016 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).

10.2
Tax Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited, as amended October 31, 2016 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).

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

10.5
Form of Indemnification Agreement (Ireland) with individual directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).

10.6
Form of Indemnification Agreement (US) with individual directors and officers (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).

Adient plc | Form 10-K | 108

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

10.10
Form of Adient plc Restricted Shares or Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).*

10.11
Form of Adient plc Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).*

10.12	Adient plc 2016 Director Share Plan (incorporated by reference to Exhibit 4.2 to Adient plc’s Registration Statement on Form S-8 filed October 28, 2016 (File No. 1-37757)).*

10.13
Adient US LLC Retirement Restoration Plan, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed January 13, 2017 (File No. 1-37757)).*

10.14	Adient US LLC Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).*

10.15
Adient plc Executive Compensation Incentive Recoupment Policy (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).*

10.16
Employment Agreement, dated January 17, 2008, between Johnson Controls, Inc. and R. Bruce McDonald (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to Adient plc’s Registration Statement on Form 10 filed August 16, 2016 (File No. 1-37757)).*

10.17
Change of Control Employment Agreement, dated September 25, 2012, between Johnson Controls, Inc. and R. Bruce McDonald (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Adient plc’s Registration Statement on Form 10 filed August 16, 2016 (File No. 1-37757)).*

10.18	Adient plc Flexible Perquisites Program (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).*

10.19
Adient plc Compensation Summary and Ownership Guidelines for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).*

10.20	Adient plc Compensation Summary and Ownership Guidelines for Non-Employee Directors, effective as of March 12, 2018.*

10.21
Form of Key Executive Severance and Change of Control Agreement by and among Adient plc, Adient US LLC and the following executive officers: R. Bruce McDonald, Jeffrey M. Stafeil, Neil E. Marchuk, Byron S. Foster, Eric S. Mitchell and Cathleen A. Ebacher (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed January 20, 2017 (File No. 1-37757)).*

Adient plc | Form 10-K | 109

10.22
Offer Letter, dated October 29, 2016, entered into between Johnson Controls, Inc. and Neil E. Marchuk (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed February 8, 2017 (File No. 1-37757)).*

10.23	Form of Adient plc Performance Unit Award agreement (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8‑K filed September 29, 2017 (File No. 1-37757)).*

10.24
Form of Adient plc Restricted Shares or Restricted Share Unit Award agreement (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed September 29, 2017 (File No. 1-37757)).*

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Adient hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Item 16.	Summary

Not applicable.

Adient plc | Form 10-K | 110

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Chairman and Chief Executive Officer
Date:	November 22, 2017

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	November 22, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 22, 2017, by the following persons on behalf of the Registrant and in the capacities indicated:

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

Adient plc | Form 10-K | 111