Form 10-Q
period 2017-12-31
Adient plc
filed 2018-01-30
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
or
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
At December 31, 2017, 93,334,571 ordinary shares were outstanding.

Adient plc | Form 10-Q | 1

Adient plc
Form 10-Q
For the Three Months Ended December 31, 2017

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended December 31,
(in millions, except per share data)	2017	2016
Net sales	$4,204	$4,026
Cost of sales	4,002	3,676
Gross profit	202	350
Selling, general and administrative expenses	196	217
Equity income	96	94
Earnings before interest and income taxes	102	227
Net financing charges	33	35
Income before income taxes	69	192
Income tax provision	265	28
Net income (loss)	(196)	164
Income attributable to noncontrolling interests	20	22
Net income (loss) attributable to Adient	$(216)	$142

Earnings per share:
Basic	$(2.32)	$1.52
Diluted	$(2.32)	$1.51

Cash dividends declared per share	$0.275	$—

Shares used in computing earnings per share:
Basic	93.2	93.7
Diluted	93.2	93.9

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended December 31,
(in millions)	2017	2016
Net income (loss)	$(196)	$164
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	76	(449)
Realized and unrealized gains (losses) on derivatives	(10)	(2)
Other comprehensive income (loss)	66	(451)
Total comprehensive income (loss)	(130)	(287)
Comprehensive income (loss) attributable to noncontrolling interests	25	20
Comprehensive income (loss) attributable to Adient	$(155)	$(307)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	December 31, 2017	September 30, 2017
Assets
Cash and cash equivalents	$390	$709
Accounts receivable - net	2,074	2,224
Inventories	762	735
Other current assets	851	831
Current assets	4,077	4,499
Property, plant and equipment - net	2,546	2,502
Goodwill	2,545	2,515
Other intangible assets - net	533	543
Investments in partially-owned affiliates	1,924	1,793
Other noncurrent assets	1,018	1,318
Total assets	$12,643	$13,170
Liabilities and Shareholders' Equity
Short-term debt	$38	$36
Current portion of long-term debt	2	2
Accounts payable	2,768	2,958
Accrued compensation and benefits	328	444
Restructuring reserve	205	236
Other current liabilities	652	652
Current liabilities	3,993	4,328
Long-term debt	3,461	3,440
Pension and postretirement benefits	138	129
Other noncurrent liabilities	593	653
Long-term liabilities	4,192	4,222
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	29	28
Preferred shares issued, par value $0.001; 100,000,000 shares authorized Zero shares issued and outstanding at December 31, 2017	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 93,334,571 shares issued and outstanding at December 31, 2017	—	—
Additional paid-in capital	3,952	3,942
Retained earnings	492	734
Accumulated other comprehensive income (loss)	(336)	(397)
Shareholders' equity attributable to Adient	4,108	4,279
Noncontrolling interests	321	313
Total shareholders' equity	4,429	4,592
Total liabilities and shareholders' equity	$12,643	$13,170

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended December 31,
(in millions)	2017	2016
Operating Activities
Net income (loss) attributable to Adient	$(216)	$142
Income attributable to noncontrolling interests	20	22
Net income (loss)	(196)	164
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	96	83
Amortization of intangibles	12	5
Pension and postretirement benefit expense	1	1
Pension and postretirement contributions	13	(9)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $5 and $5, respectively)	(90)	(72)
Deferred income taxes	260	9
Equity-based compensation	16	6
Other	2	—
Changes in assets and liabilities:
Receivables	170	181
Inventories	(22)	1
Other assets	(23)	(17)
Restructuring reserves	(32)	(42)
Accounts payable and accrued liabilities	(296)	(323)
Accrued income taxes	(38)	—
Cash provided (used) by operating activities	(127)	(13)
Investing Activities
Capital expenditures	(143)	(207)
Sale of property, plant and equipment	2	13
Changes in long-term investments	(5)	(6)
Other	—	(3)
Cash provided (used) by investing activities	(146)	(203)
Financing Activities
Net transfers from (to) Parent prior to separation	—	606
Cash transferred from former Parent post separation	—	228
Increase (decrease) in short-term debt	1	9
Cash dividends	(26)	—
Dividends paid to noncontrolling interests	(20)	(12)
Other	(4)	2
Cash provided (used) by financing activities	(49)	833
Effect of exchange rate changes on cash and cash equivalents	3	(13)
Increase (decrease) in cash and cash equivalents	(319)	604
Cash and cash equivalents at beginning of period	709	105
Cash and cash equivalents at end of period	$390	$709

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 6

Adient plc
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
On October 31, 2016, Adient plc ("Adient") became an independent company as a result of the separation of the automotive seating and interiors business (the "separation") from Johnson Controls International plc ("the former Parent"). Adient was incorporated under the laws of Ireland in fiscal 2016 for the purpose of holding these businesses. Adient's ordinary shares began trading "regular-way" under the ticker symbol "ADNT" on the New York Stock Exchange on October 31, 2016. Upon becoming an independent company, the capital structure of Adient consisted of 500 million authorized ordinary shares and 100 million authorized preferred shares (par value of $0.001 per ordinary and preferred share). The number of Adient ordinary shares issued on October 31, 2016 was 93,671,810.
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
Basis of Presentation
The accompanying consolidated financial statements are presented on a consolidated basis and include all of the accounts and operations of Adient and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The interim consolidated financial statements and accompanying notes are unaudited and should be read in conjunction with Adient’s annual consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended December 31, 2017 and 2016, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
The two VIEs manufacture seating products in North America for the automotive industry. Adient funds the entities' short-term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

Adient plc | Form 10-Q | 7

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	December 31, 2017	September 30, 2017
Current assets	$210	$232
Noncurrent assets	63	56
Total assets	$273	$288

Current liabilities	$159	$169
Total liabilities	$159	$169
Revisions
As disclosed in the fiscal 2017 Form 10-K, Adient revised previously reported results to correctly report equity income from a non-consolidated affiliate in the Seating segment related to engineering costs that were inappropriately capitalized. Adient also revised previously reported net sales and cost of sales to correctly report certain sales on a net versus gross basis in the Seating segment. The following tables disclose the quarterly impact for the three months ended December 31, 2016 of such previously disclosed revisions. Adient assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements, and concluded that these misstatements were not material, individually or in the aggregate, to any previously issued financial statements. In accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the consolidated financial statements and notes to consolidated financial statements as of December 31, 2016 have been revised. Adient will revise remaining fiscal 2017 interim periods in future quarterly filings. The following tables show the impact of these revisions on impacted line items from Adient's consolidated financial statements.

	Consolidated Statements of Income (Loss)
	Three Months Ended December 31, 2016
(in millions, except per share data)	As Reported	Adjustment	As Revised
Net sales	$4,038	$(12)	$4,026
Cost of sales	3,688	(12)	3,676
Gross profit	350	—	350
Equity income	101	(7)	94
Earnings before interest and income taxes	234	(7)	227
Income before income taxes	199	(7)	192
Net income (loss)	171	(7)	164
Net income (loss) attributable to Adient	149	(7)	142

Earnings per share:
Basic	$1.59	$(0.07)	$1.52
Diluted	$1.59	$(0.08)	$1.51

	Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended December 31, 2016
(in millions)	As Reported	Adjustment	As Revised
Total comprehensive income (loss)	$(280)	$(7)	$(287)
Comprehensive income (loss) attributable to Adient	(300)	(7)	(307)

Adient plc | Form 10-Q | 8

	Consolidated Statements of Cash Flows
	Three Months Ended December 31, 2016
(in millions)	As Reported	Adjustment	As Revised
Operating Activities
Net income (loss)	$171	$(7)	$164
Equity in earnings of partially-owned affiliates, net of dividends received	(79)	7	(72)
Cash provided (used) by operating activities	(13)	—	(13)
Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
(in millions, except per share data)	2017	2016
Numerator:
Net income (loss) attributable to Adient	$(216)	$142

Denominator:
Shares outstanding	93.2	93.7
Effect of dilutive securities	—	0.2
Diluted shares	93.2	93.9

Earnings per share:
Basic	$(2.32)	$1.52
Diluted	$(2.32)	$1.51
Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share.
Accounting Pronouncements
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." ASU No. 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU No. 2015-11 was effective retrospectively for Adient for the quarter ending December 31, 2017. The adoption of this guidance did not have an impact on Adient's consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07, "Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." ASU No. 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retrospectively. ASU No. 2016-07 was effective prospectively for Adient for increases in the level of ownership interest or degree of influence that result in the adoption of the equity method that occur during or after the quarter ending December 31, 2017. The adoption of this guidance did not impact Adient's consolidated financial statements for the quarter ending December 31, 2017.
In October 2016, the FASB issued ASU No. 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control." ASU No. 2016-17 changes the evaluation of whether a reporting entity is the primary beneficiary of a Variable Interest Entity (VIE) by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. ASU No. 2016-17 was effective for Adient for the quarter ended December 31, 2017. The adoption of this guidance did not have an impact on Adient's consolidated financial statements.

Adient plc | Form 10-Q | 9

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

2. Acquisitions and Divestitures

On January 16, 2018, Adient announced it will form a joint venture with The Boeing Company ("Boeing") called Adient Aerospace, LLC ("Adient Aerospace"). Adient's ownership position in Adient Aerospace will be 50.01%. Adient Aerospace will develop, manufacture, and sell a portfolio of seating products to airlines and aircraft leasing companies for installations on Boeing and other OEM commercial airplanes, for both production line-fit and retrofit configurations. Adient Aerospace's results will be included within the Seating segment.

On September 22, 2017, Adient completed the acquisition of Futuris Global Holdings LLC ("Futuris"), a manufacturer of full seating systems, seat frames, seat trim, headrests, armrests and seat bolsters. The acquisition is expected to provide substantial synergies through vertical integration, purchasing and logistics improvements. The acquisition also provided for an immediate manufacturing presence on the west coast of the U.S. to service customers such as Tesla as well as strategic locations in China and Southeast Asia.

During the three months ended December 31, 2017, Adient updated the Futuris purchase price allocation to adjust inventory, property, plant and equipment, goodwill, intangible assets and other liabilities as of the acquisition date for revised estimates based on an updated valuation. This measurement period adjustment was an increase to goodwill of $4 million, with corresponding adjustments to inventory, property, plant and equipment, intangible assets and other liabilities. This measurement period adjustment is also reflected in the goodwill table in Note 4 , "Goodwill and Other Intangible Assets".

As a result of the Futuris acquisition, consolidated Adient results include $120 million of net sales and an immaterial impact on net income in the three months ended December 31, 2017. The purchase price allocation is based on preliminary valuations to determine the fair value of the net assets as of the acquisition date and is subject to final adjustments. Pro forma historical results of operations related to the acquisition of Futuris have not been presented as they are not material to Adient’s consolidated statements of operations.

As a result of the Guangzhou Adient Automotive Seating Co., Ltd. ("GAAS") consolidation in July 2017, consolidated Adient results include $89 million of net sales and an immaterial impact on net income in the three months ended December 31, 2017. The purchase price allocation is based on preliminary valuations to determine the fair value of the net assets as of the acquisition date and is subject to final adjustments. Pro forma historical results of operations related to the consolidation of GAAS have not been presented as they are not material to Adient’s consolidated statements of operations.

Adient plc | Form 10-Q | 10

3. Inventories

Inventories consisted of the following:

(in millions)	December 31, 2017	September 30, 2017
Raw materials and supplies	$559	$552
Work-in-process	41	37
Finished goods	162	146
Inventories	$762	$735

4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill is as follows:

(in millions)	September 30, 2017	Business Acquisitions	Business Divestitures	Currency Translation and Other	December 31, 2017
Goodwill
Seating	$2,515	$4	$—	$26	$2,545

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	December 31, 2017			September 30, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$30	$(16)	$14	$30	$(15)	$15
Customer relationships	546	(74)	472	545	(64)	481
Trademarks	60	(27)	33	59	(26)	33
Miscellaneous	22	(8)	14	22	(8)	14
Total intangible assets	$658	$(125)	$533	$656	$(113)	$543

Amortization of other intangible assets for the three months ended December 31, 2017 and 2016 was $12 million and $5 million, respectively.

Adient plc | Form 10-Q | 11

5. Product Warranties

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
The changes in Adient's total product warranty liability are as follows:

	Three Months Ended December 31,
(in millions)	2017	2016
Balance at beginning of period	$19	$13
Accruals for warranties issued during the period	2	1
Changes in accruals related to pre-existing warranties (including changes in estimates)	(2)	4
Settlements made (in cash or in kind) during the period	(2)	(3)
Balance at end of period	$17	$15

6. Debt and Financing Arrangements
Long-term debt consisted of the following:

(in millions)	December 31, 2017	September 30, 2017
Term Loan A - LIBOR plus 1.75% due in 2021	$1,200	$1,200
4.875% Notes due in 2026	900	900
3.50% Notes due in 2024	1,197	1,180
European Investment Bank Loan - EURIBOR plus 0.90% due in 2022	197	195
Capital lease obligations	4	4
Other	2	1
Less: debt issuance costs	(37)	(38)
Gross long-term debt	3,463	3,442
Less: current portion	2	2
Net long-term debt	$3,461	$3,440
Net Financing Charges
Adient's net financing charges line item in the consolidated statements of income contained the following components:

	Three Months Ended December 31,
(in millions)	2017	2016
Interest expense, net of capitalized interest costs	$34	$33
Banking fees and debt issuance cost amortization	2	2
Interest income	(1)	(1)
Net foreign exchange	(2)	1
Net financing charges	$33	$35

Adient plc | Form 10-Q | 12

7. Derivative Instruments and Hedging Activities
Adient selectively uses derivative instruments to reduce Adient's market risk associated with changes in foreign currency. Under Adient's policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized to manage Adient's risk is included in the following paragraphs. In addition, refer to Note 8, "Fair Value Measurements," of the notes to consolidated financial statements for information related to the fair value measurements and valuation methods utilized by Adient for each derivative type.
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2017 and September 30, 2017.
Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.
At December 31, 2017, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017
Other current assets
Foreign currency exchange derivatives	$7	$4	$—	$—
Other noncurrent assets
Foreign currency exchange derivatives	—	1	—	—
Equity swaps	—	—	—	3
Total assets	$7	$5	$—	$3

Other current liabilities
Foreign currency exchange derivatives	$15	$6	$5	$2
Other noncurrent liabilities
Foreign currency exchange derivatives	2	3	—	—
Long-term debt
Foreign currency denominated debt	1,197	1,180	—	—
Total liabilities	$1,214	$1,189	$5	$2
Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of both December 31, 2017 and September 30, 2017, no cash collateral was received or pledged under the master netting agreements.

Adient plc | Form 10-Q | 13

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017
Gross amount recognized	$7	$8	$1,219	$1,191
Gross amount eligible for offsetting	(2)	(2)	(2)	(2)
Net amount	$5	$6	$1,217	$1,189
The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

(in millions)	Three Months Ended December 31,
	2017	2016
Foreign currency exchange derivatives	$(7)	$(7)
The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended December 31,
		2017	2016
Foreign currency exchange derivatives	Cost of sales	$1	$(3)
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income:

(in millions)		Three Months Ended December 31,
		2017	2016
Foreign currency exchange derivatives	Cost of sales	$(2)	$(14)
Foreign currency exchange derivatives	Net financing charges	(1)	31
Equity swap	Selling, general and administrative	(3)	(1)
Total		$(6)	$16
The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $(17) million and $67 million for the three months ended December 31, 2017 and 2016, respectively. For the three months ended December 31, 2017 and 2016, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

8. Fair Value Measurements
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

Adient plc | Form 10-Q | 14

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
Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$7	$—	$7	$—
Total assets	$7	$—	$7	$—
Other current liabilities
Foreign currency exchange derivatives	$20	$—	$20	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	—	2	—
Total liabilities	$22	$—	$22	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$4	$—	$4	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Equity swaps	3	—	3	—
Total assets	$8	$—	$8	$—
Other current liabilities
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$11	$—	$11	$—
Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2017 and September 30, 2017. The changes

Adient plc | Form 10-Q | 15

in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.
Equity swaps Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.

9. Equity and Noncontrolling Interests

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings	Parent's Net Investment	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2016	$—	$—	$—	$4,452	$(276)	$4,176	$131	$4,307
Net income	—	—	77	65	—	142	17	159
Change in Parent's net investment	—	—	—	(880)	—	(880)	—	(880)
Transfers from former Parent	—	228	—	—	—	228	—	228
Reclassification of Parent's net investment and issuance of ordinary shares in connection with separation	—	3,637	—	(3,637)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(447)	(447)	(1)	(448)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	(2)	(2)	—	(2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(16)	(16)
Change in noncontrolling interest share	—	—	—	—	—	—	2	2
Balance at December 31, 2016	$—	$3,865	$77	$—	$(725)	$3,217	$133	$3,350

Balance at September 30, 2017	$—	$3,942	$734	$—	$(397)	$4,279	$313	$4,592
Net income	—	—	(216)	—	—	(216)	13	(203)
Foreign currency translation adjustments	—	—	—	—	71	71	4	75
Realized and unrealized gains (losses) on derivatives	—	—	—	—	(10)	(10)	—	(10)
Dividends declared ($0.275 per share)	—	—	(26)	—	—	(26)	—	(26)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Share based compensation	—	6	—	—	—	6	—	6
Other	—	4	—	—	—	4	—	4
Balance at December 31, 2017	$—	$3,952	$492	$—	$(336)	$4,108	$321	$4,429

The change in Parent's net investment during the fiscal quarter ended December 31, 2016 includes all intercompany activity with the former Parent prior to separation, including a $1.5 billion non-cash settlement.

In September 2017, Adient declared a dividend of $0.275 per ordinary share, which was paid in November 2017. In November 2017, Adient declared a dividend of $0.275 per ordinary share, which is payable in February 2018.

Adient plc | Form 10-Q | 16

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended December 31,
(in millions)	2017	2016
Foreign currency translation adjustments
Balance at beginning of period	$(398)	$(260)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	71	(447)
Balance at end of period	(327)	(707)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	3	(14)
Current period changes in fair value (net of tax effect of $(2) and $(2))	(9)	(4)
Reclassification to income (net of tax effect of $0 and $1)*	(1)	2
Balance at end of period	(7)	(16)
Pension and postretirement plans
Balance at beginning of period	(2)	(2)
Balance at end of period	(2)	(2)
Accumulated other comprehensive income (loss), end of period	$(336)	$(725)
* Refer to Note 7, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

The following table presents changes in the redeemable noncontrolling interests:

	Three Months Ended December 31,
(in millions)	2017	2016
Beginning balance	$28	$34
Net income	7	5
Foreign currency translation adjustments	1	(1)
Dividends	(8)	—
Change in noncontrolling interest share	1	—
Ending balance	$29	$38

Adient plc | Form 10-Q | 17

10. Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

In fiscal 2018, Adient committed to a restructuring plan ("2018 Plan") within the Seating segment for $13 million that was offset by underspend in the fiscal 2016 Plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2019.

The following table summarizes the changes in Adient's 2018 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total
Original Reserve	$13	$—	$—	$—	$13
Balance at December 31, 2017	$13	$—	$—	$—	$13

In fiscal 2017, Adient committed to a restructuring plan ("2017 Plan") within the Seating segment and recorded $46 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and plant closures. The restructuring actions are expected to be substantially complete in fiscal 2018.

Adient maintained $11 million of Futuris restructuring reserves as of September 30, 2017 all of which was paid during the three months ended December 31, 2017.

The following table summarizes the changes in Adient's 2017 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total
Original Reserve	$42	$—	$4	$—	$46
Utilized—cash	(4)	—	(4)	—	(8)
Balance at September 30, 2017	38	—	—	—	38
Utilized—cash	(4)	—	—	—	(4)
Balance at December 31, 2017	$34	$—	$—	$—	$34

In fiscal 2016, Adient committed to a restructuring plan ("2016 Plan") and recorded $332 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $315 million relates to the Seating segment and $17 million relates to the Interiors segment. The asset impairment charge recorded during fiscal 2016 related primarily to information technology assets within the Seating segment that will not be used going forward by Adient. The other charges recorded in fiscal 2016 of $22 million relate primarily to restructuring costs at one of Adient's joint ventures which Adient had indemnified. The restructuring actions are expected to be substantially complete in fiscal 2018.

Since the announcement of the 2016 Plan in fiscal 2016, Adient has experienced lower employee severance and termination benefit cash payouts than previously calculated of approximately $13 million, due to changes in cost reduction actions. The planned workforce reductions disclosed for the 2016 Plan have been updated for Adient's revised actions.

Adient plc | Form 10-Q | 18

The following table summarizes the changes in Adient's 2016 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total
Original Reserve	$223	$87	$22	$—	$332
Utilized—cash	(29)	—	(1)	—	(30)
Utilized—noncash	—	(87)	—	(2)	(89)
Balance at September 30, 2016	194	—	21	(2)	213
Utilized—cash	(48)	—	(12)	—	(60)
Utilized—noncash	—	—	—	7	7
Balance at September 30, 2017	146	—	9	5	160
Noncash adjustment—underspend	(13)	—	—	—	(13)
Utilized—cash	(12)	—	—	—	(12)
Balance at December 31, 2017	$121	$—	$9	$5	$135

Adient's fiscal 2018, 2017 and 2016 restructuring plans included workforce reductions of approximately 4,000. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2017, approximately 2,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included eighteen plant closures. As of December 31, 2017, ten of the eighteen plants have been closed.

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

11. Income Taxes
In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended December 31, 2017, Adient’s effective tax rate was 384%. The effective rate was higher than the statutory rate of 12.5% primarily due to the charge to recognize the impact of the U.S. tax reform legislation and unfavorable foreign exchange. For the three months ended December 31, 2016, Adient’s effective tax rate was 14%. The effective rate was higher than the statutory rate primarily due to a tax law change in Hungary, partially offset by benefits from global tax planning.

Uncertain Tax Positions

At December 31, 2017, Adient had gross tax effected unrecognized tax benefits of $191 million, essentially all of which, if recognized, would impact the effective tax rate. Total net accrued interest at December 31, 2017 was approximately $3 million (net of tax benefit). The interest and penalties accrued during the three months ended December 31, 2017 was not material. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Impacts of Tax Legislation and Change in Statutory Tax Rates

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed and enacted into law, and is effective for tax years beginning on or after January 1, 2018, with the exception of certain provisions. As a fiscal year taxpayer, Adient will not be subject to the majority of the provisions until fiscal year 2019, however the statutory tax rate reduction is effective January 1, 2018.

Adient plc | Form 10-Q | 19

The Act reduces the U.S. corporate tax rate from 35% to 21%. Adient’s fiscal 2018 estimated annual effective tax rate reflects the benefit from the reduced rate of 24.5% resulting from the application of Internal Revenue Code, Section 15 which provides for a proration of the newly enacted rate during this fiscal year. This benefit is offset by a non-cash estimated tax expense of $150 million related to the remeasurement of Adient’s net deferred tax assets at the lower statutory rate, a non-cash estimated tax expense of $100 million related to recording a valuation allowance to reflect the reduced benefit Adient expects to realize as a result of being subject to the Base Erosion and Anti-avoidance Tax ("BEAT"), and an estimated cash tax expense of $8 million related to the transition tax imposed on previously untaxed earnings and profits. Adient is projecting that it will be subject to BEAT, a parallel tax system, for the foreseeable future.

In accordance with Staff Accounting Bulletin No. 118, Adient is disclosing the estimated income tax impact. Although the $258 million tax expense represents what Adient believes is a reasonable estimate of the impact of the income tax effects of the Act on its consolidated financial statements as of December 31, 2017, it is a provisional amount and will be impacted by Adient’s on-going analysis of the legislation and the full year fiscal 2018 financial results.

The Act makes broad and complex changes to the U.S. tax code, and in certain instances, lacks clarity and is subject to interpretation until additional Internal Revenue Service guidance is issued. The ultimate impact of the Act may differ from Adient's estimates due to changes in the interpretations and assumptions made as well as any forthcoming regulatory guidance. Adient will continue to assess the provisions of the Act and the anticipated impact to income tax expense and will disclose the anticipated impact on its consolidated financial statements in future financial filings. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the first quarter of fiscal 2019.

Other tax legislation was adopted during the quarter in various jurisdictions, which did not have a material impact on Adient’s consolidated financial statements.

In the first quarter of fiscal 2017, Hungary passed the 2017 tax bill which reduced the corporate income tax rate to a flat 9% rate. As a result of the law change, Adient recorded income tax expense of $5 million related to the write down of deferred tax assets.

12. Segment Information

Adient evaluates the performance of its reportable segments using an adjusted EBIT metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, qualified restructuring and impairment costs, restructuring related-costs, incremental "Becoming Adient" costs, separation costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization and other non-recurring items ("Adjusted EBIT"). The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.

Adient has two reportable segments for financial reporting purposes: Seating and Interiors.

•	The Seating segment produces seat metal structures and mechanisms, foam, trim, fabric and complete seat systems for automotive and other mobility applications.

•
The Interiors segment, derived from its global automotive interiors joint ventures, produces instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other products.

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended December 31,
(in millions)	2017	2016
Net Sales
Seating	$4,204	$4,026
Total net sales	$4,204	$4,026

Adient plc | Form 10-Q | 20

	Three Months Ended December 31,
(in millions)	2017	2016 (1)
Adjusted EBIT
Seating	$138	$253
Interiors	25	30
Becoming Adient costs (2)	(19)	(15)
Separation costs (3)	—	(10)
Purchase accounting amortization (4)	(17)	(10)
Restructuring related charges (5)	(11)	(8)
Other items (6)	(14)	(13)
Earnings before interest and income taxes	102	227
Net financing charges	(33)	(35)
Income before income taxes	$69	$192

(1)
Amounts presented have been revised from what was previously reported to correctly report net sales, equity income and total assets as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".

(2)
Reflects incremental expenses associated with becoming an independent company, including non-cash costs of $6 million and $13 million for the three months ended December 31, 2017 and 2016, respectively.

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
(6)
Reflects $8 million for the U.S. tax reform impact at YFAI and $6 million of integration-related costs associated with Futuris for the three months ended December 31, 2017. Reflects primarily $12 million of initial funding of the Adient foundation for the three months ended December 31, 2016.

13. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of December 31, 2017 and September 30, 2017. Equity in the net income of nonconsolidated partially-owned affiliates is stated in the "Equity income" line in the consolidated statements of income for the three months ended December 31, 2017 and 2016.

Adient maintains total investments in partially-owned affiliates of $1.9 billion and $1.8 billion at December 31, 2017 and September 30, 2017, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Three Months Ended December 31,
(in millions)	2017	2016 (1)
Net sales	$4,663	$4,324
Gross profit	$566	$539
Operating income	$279	$295
Net income	$221	$280
Net income attributable to the entity	$216	$259

(1)
Amounts presented have been revised from what was previously reported, as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies". The engineering recovery revisions decreased operating income, net income and net income attributable to the entity by $14 million for the three months ended December 31, 2016.

Adient plc | Form 10-Q | 21

14. Commitments and Contingencies

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $9 million at both December 31, 2017 and September 30, 2017. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

15. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of facility management services, the sale or purchase of goods and other arrangements. Subsequent to the separation, transactions with the former Parent and its businesses represent third-party transactions.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

	Three Months Ended December 31,
(in millions)	2017	2016
Net sales	$99	$98
Cost of sales	137	100
The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)	December 31, 2017	September 30, 2017
Accounts receivable	$158	$129
Accounts payable	122	104

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Allocations from Former Parent

During fiscal 2017, allocations from the former Parent were insignificant. During fiscal 2017, Adient and the former Parent finalized the reconciliation of working capital and other accounts and the net amount due from the former Parent of $87 million was settled during the quarter ended March 31, 2017 in accordance with the separation agreement. The impact of the settlement is reflected within additional paid-in capital.

Adient plc | Form 10-Q | 22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Presentation of Information
Unless the context requires otherwise, references to "Adient plc" or"Adient" refer to Adient plc and its consolidated subsidiaries for periods subsequent to its separation from Johnson Controls International plc ("the former Parent") on October 31, 2016. References in this Quarterly Report on Form 10-Q to the "separation" refer to the legal separation and transfer of the former Parent's automotive seating and interiors business to Adient on October 31, 2016.
Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient's control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the ability of Adient Aerospace to successfully implement its strategic initiatives or realize the expected benefits of the joint venture, the impact of tax reform legislation through the Tax Cuts and Jobs Act, the ability of Adient to meet debt service requirements, the availability and terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, and cancellation of or changes to commercial arrangements. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part I, Item 1A of the which are incorporated herein by reference. The following discussion should be read in conjunction with Adient's Annual Report on Form 10-K (the “Form 10-K”) for the year ended September 30, 2017 filed with the U.S. Securities and Exchange Commission (the "SEC"). The following discussion should be read in conjunction with the Form 10-K and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Separation from the former Parent
On October 31, 2016, Adient became an independent company as a result of the separation of the automotive seating and interiors business from Johnson Controls. Adient was incorporated under the laws of Ireland in fiscal 2016 for the purpose of holding these businesses. Adient's ordinary shares began trading "regular-way" under the ticker symbol "ADNT" on the New York Stock Exchange on October 31, 2016. Upon becoming an independent company, the capital structure of Adient consisted of 500 million authorized ordinary shares and 100 million authorized preferred shares (par value of $0.001 per ordinary and preferred share). The number of Adient ordinary shares issued on October 31, 2016 was 93,671,810.
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

Adient plc | Form 10-Q | 23

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
Adient operates in two reportable segments, as follows:
Seating
The Seating segment produces seat metal structures and mechanisms, foam, trim, fabric and complete seat systems for automotive and other mobility applications.

Interiors

The Interiors segment, derived from its global automotive interiors joint ventures, produces instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other products.

Global Automotive Industry

Adient conducts its business in the automotive industry, which is highly competitive and sensitive to economic conditions. During the first quarters of fiscal 2018 and 2017, the global automotive industry experienced modest global growth. In the first quarter of fiscal 2018, South America and Europe experienced growth while production in North America, China and Asia saw decreases due to varying economic, political and social factors.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended December 31,
(units in millions)	2017	Change	2016
Global	24.8	0.4%	24.7
North America	4.2	-4.5%	4.4
South America	0.8	14.3%	0.7
Europe	6.0	7.1%	5.6
China	8.3	-1.2%	8.4
Asia, excluding China, and Other	5.5	-1.8%	5.6

Source: IHS Automotive, January 2018

Financial Results Summary
Significant aspects of Adient's financial results for the first quarter of fiscal 2018 include the following:

•
Adient recorded net sales of $4,204 million for the first quarter of fiscal 2018, representing an increase of $178 million when compared to the first quarter of fiscal 2017. The increase is primarily due to the impact of the Futuris acquisition and the consolidation of a China affiliate and foreign currency, partially offset by lower volumes in North America and other Asian countries.

•
Gross profit was $202 million, or 5% of net sales, for the first quarter of fiscal 2018 compared to $350 million, or 9% of net sales, for the first quarter of fiscal 2017. Profitability, along with gross profit as a percentage of net sales, was lower primarily due to significant launch inefficiencies, premium freight, higher commodity prices, steel supply constraints and cost of customer interruptions related to structures and mechanisms production within the Seating business and lower volumes, partially offset by the impact of the Futuris acquisition and the consolidation of a China affiliate.

Adient plc | Form 10-Q | 24

•
Equity income was $96 million for the first quarter of fiscal 2018, which is $2 million higher compared to the first quarter of fiscal 2017 primarily due to higher profits at Seating affiliates, partially offset by lower results from YFAI due to the impact of U.S tax reform and lower operating margins.

•
Net loss attributable to Adient was $216 million for the first quarter of fiscal 2018, compared to $142 million of net income attributable to Adient for the first quarter of fiscal 2017. The net loss in fiscal 2018 is primarily attributable to lower levels of profitability and to a current year tax charge related to the impact of U.S. tax reform legislation.

Consolidated Results of Operations

	Three Months Ended December 31,
(in millions)	2017	Change	2016 (1)
Net sales	$4,204	4%	$4,026
Cost of sales	4,002	9%	3,676
Gross profit	202	-42%	350
Selling, general and administrative expenses	196	-10%	217
Equity income	96	2%	94
Earnings before interest and income taxes	102	-55%	227
Net financing charges	33	-6%	35
Income before income taxes	69	-64%	192
Income tax provision	265	*	28
Net income (loss)	(196)	*	164
Income attributable to noncontrolling interests	20	-9%	22
Net income (loss) attributable to Adient	$(216)	*	$142

(1) As disclosed in the fiscal 2017 annual report on Form 10-K, prior year amounts have been revised to correct for misstatements as described in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in the accompanying notes to the consolidated financial statements.

* Measure not meaningful
Net Sales

	Three Months Ended December 31,
(in millions)	2017	Change	2016
Net sales	$4,204	4%	$4,026
Net sales increased by $178 million, or 4%, in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 primarily due to the impact of acquisitions including Futuris and the consolidation of a China affiliate of $235 million, the favorable foreign currency translation impact of $127 million and higher volumes in Europe corresponding to overall economic growth, partially offset by lower volumes in North America and other Asian countries resulting from capital constraints prior to 2016 and the winddown of certain plants and related expiring programs along with overall economic factors. Refer to the segment analysis below for a discussion of segment net sales.

Adient plc | Form 10-Q | 25

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2017	Change	2016
Cost of sales	$4,002	9%	$3,676
Gross profit	202	-42%	350
% of sales	4.8%		8.7%
Cost of sales increased by $326 million, or 9%, in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 primarily as a result of the impact of acquisitions of $206 million including Futuris and the consolidation of a China affiliate, the unfavorable foreign currency translation impact of $120 million and $100 million of incremental costs related to significant launch inefficiencies, premium freight, higher commodity prices, steel supply constraints and cost of customer interruptions in structures and mechanisms production within the Seating business, partially offset by lower volumes in certain regions and the benefits from cost reduction initiatives. Gross profit decreased by $148 million, or 42% in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 primarily due to the previously mentioned inefficiencies and other issues experienced by our structures and mechanisms production, along with lower volumes and an increase in certain other operating costs, partially offset by the impact of acquisitions including Futuris and the consolidation of a China affiliate. Refer to the segment analysis below for a discussion of segment profitability.
Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2017	Change	2016
Selling, general and administrative expenses	$196	-10%	$217
% of sales	4.7%		5.4%
Selling, general and administrative expenses (SG&A) decreased by $21 million, or 9.7%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. SG&A for the first quarter of fiscal 2018 was favorably impacted by $44 million of lower overall administrative expenses, lower separation costs of $10 million and prior year initial funding of the Adient foundation of $12 million, partially offset by $28 million of growth investments related to increased engineering resources and other activities to support new business wins, the unfavorable impact of foreign currency translation of $7 million, and the impact of acquisitions including Futuris and the consolidation of a China affiliate of $13 million. Certain of the lower administrative expenses in the first quarter of fiscal 2018 related to reduced discretionary spending and lower incentive compensation levels are not anticipated to recur as part of the annual run rate of SG&A. Refer to the segment analysis below for a discussion of segment profitability.
Net Financing Charges

	Year Ended September 30,
(in millions)	2017	Change	2016
Net financing charges	$33	-6%	$35
Net financing charges remained relatively consistent in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 due to similar levels of debt maintained during such periods.
Equity Income

	Three Months Ended December 31,
(in millions)	2017	Change	2016
Equity income	$96	2%	$94
Equity income increased in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 primarily due to higher volumes and improved performance at certain non-consolidated Seating affiliates in China along with the favorable impact of foreign currency translation, partially offset by lower income at YFAI as a result of the impact of U.S. tax reform along with

Adient plc | Form 10-Q | 26

unfavorable product mix, pricing pressures and certain operational issues. Refer to Note 13, "Nonconsolidated Partially-Owned Affiliates," of the notes to consolidated financial statements for further disclosure related to Adient's nonconsolidated partially-owned affiliates.
Income Tax Provision

	Three Months Ended December 31,
(in millions)	2017	Change	2016
Income tax provision	$265	*	$28

* Measure not meaningful
The first quarter of fiscal 2018 had an effective tax rate of 384%, which is higher than the Irish statutory rate of 12.5%, primarily due to the impact of revaluing net deferred tax assets to recognize the U.S tax reform legislation and unfavorable foreign exchange.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed and enacted into law, and is effective for tax years beginning on or after January 1, 2018, with the exception of certain provisions. As a fiscal year taxpayer, Adient will not be subject to the majority of the provisions until fiscal year 2019, however the statutory tax rate reduction is effective January 1, 2018.

The Act reduces the U.S. corporate tax rate from 35% to 21%. Adient’s fiscal 2018 estimated annual effective tax rate reflects the benefit from the reduced rate of 24.5% resulting from the application of Internal Revenue Code, Section 15 which provides for a proration of the newly enacted rate during this fiscal year. This benefit is offset by a non-cash estimated tax expense of $150 million related to the remeasurement of Adient’s net deferred tax assets at the lower statutory rate, a non-cash estimated tax expense of $100 million related to recording a valuation allowance to reflect the reduced benefit Adient expects to realize as a result of being subject to the Base Erosion and Anti-avoidance Tax ("BEAT"), and an estimated cash tax expense of $8 million related to the transition tax imposed on previously untaxed earnings and profits. Adient is projecting that it will be subject to BEAT, a parallel tax system, for the foreseeable future.

In accordance with Staff Accounting Bulletin No. 118, Adient is disclosing the estimated income tax impact. Although the $258 million tax expense represents what Adient believes is a reasonable estimate of the impact of the income tax effects of the Act on its consolidated financial statements as of December 31, 2017, it is a provisional amount and will be impacted by Adient’s on-going analysis of the legislation and the full year fiscal 2018 financial results.

The Act makes broad and complex changes to the U.S. tax code, and in certain instances, lacks clarity and is subject to interpretation until additional Internal Revenue Service guidance is issued. The ultimate impact of the Act may differ from Adient's estimates due to changes in the interpretations and assumptions made as well as any forthcoming regulatory guidance. Adient will continue to assess the provisions of the Act and the anticipated impact to income tax expense and will disclose the anticipated impact on its consolidated financial statements in future financial filings. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the first quarter of fiscal 2019.

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2017	Change	2016
Income attributable to noncontrolling interests	$20	-9%	$22

The decrease in income attributable to noncontrolling interests for the first quarter of fiscal 2018 when compared to the first quarter of fiscal 2017 was primarily attributable to the impact of the U.S. tax reform at one of Adient's consolidated affiliates, partially offset by the consolidation of a Seating affiliate in China.

Adient plc | Form 10-Q | 27

Net Income (Loss) Attributable to Adient

	Three Months Ended December 31,
(in millions)	2017	Change	2016
Net income (loss) attributable to Adient	$(216)	*	$142

* Measure not meaningful
Net loss attributable to Adient was $216 million for the first quarter of fiscal 2018, compared to $142 million of net income attributable to Adient for the first quarter of fiscal 2017. The net loss in fiscal 2018 is primarily attributable to lower levels of profitability and a current year tax charge related to the impact of U.S. tax reform legislation.
Comprehensive Income Attributable to Adient

	Three Months Ended December 31,
(in millions)	2017	Change	2016
Comprehensive income (loss) attributable to Adient	$(155)	*	$(307)

* Measure not meaningful
The decrease in comprehensive loss attributable to Adient for the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 was primarily due to favorable foreign currency translation adjustments ($518 million), partially offset by lower net income attributable to Adient ($358 million). These year-over-year favorable foreign currency translation adjustments were primarily driven by the strengthening of the Chinese yuan and Euro against the U.S. dollar.
Segment Analysis
Adient evaluates the performance of its reportable segments using an adjusted EBIT metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, qualified restructuring and impairment costs, restructuring related-costs, incremental "Becoming Adient" costs, separation costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization and other non-recurring items ("Adjusted EBIT"). The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.
Adient has two reportable segments for financial reporting purposes: Seating and Interiors.

•	The Seating segment produces seat metal structures and mechanisms, foam, trim, fabric and complete seat systems for automotive and other mobility applications.

•
The Interiors segment, derived from its global automotive interiors joint ventures, produces instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other products.

Adient plc | Form 10-Q | 28

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended December 31,
(in millions)	2017	Change	2016 (1)
Adjusted EBIT
Seating	$138	-45%	$253
Interiors	25	-17%	30
Becoming Adient costs (2)	(19)		(15)
Separation costs (3)	—		(10)
Purchase accounting amortization (4)	(17)		(10)
Restructuring related charges (5)	(11)		(8)
Other items (6)	(14)		(13)
Earnings before interest and income taxes	102		227
Net financing charges	(33)		(35)
Income before income taxes	$69		$192

(1)
Amounts presented have been revised from what was previously reported to correctly report net sales, equity income and total assets as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".

(2)
Reflects incremental expenses associated with becoming an independent company, including non-cash costs of $6 million and $13 million for the three months ended December 31, 2017 and 2016, respectively.

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
(6)
Reflects $8 million for the U.S. tax reform impact at YFAI and $6 million of integration-related costs associated with Futuris for the three months ended December 31, 2017. Reflects primarily $12 million of initial funding of the Adient foundation for the three months ended December 31, 2016.

Seating

	Three Months Ended December 31,
(in millions)	2017	Change	2016
Net sales	$4,204	4%	$4,026
Adjusted EBIT	138	-45%	253
Net sales increased during the first quarter of fiscal 2018 primarily due to the impact of acquisitions including Futuris and the consolidation of a China affiliate ($235 million), the favorable impact of foreign currency translation ($127 million) and certain material economic recoveries ($17 million), partially offset by lower volumes ($201 million). The decrease in volumes is primarily attributable to North America and other Asian countries resulting from capital constraints prior to 2016 and the winddown of certain plants and related expiring programs along with overall economic factors, partially offset by increased volumes in Europe corresponding to overall economic growth in that region.
Adjusted EBIT decreased for the first quarter of fiscal 2018 by $115 million due to significant launch inefficiencies, premium freight, higher commodity prices, steel supply constraints and cost of customer interruptions related to structures and mechanisms production within the Seating business ($100 million), growth investments related to increased engineering resources, program managers and launch activities to support new business wins ($33 million), lower volumes in certain regions ($39 million) and an increase in other operating costs ($25 million), partially offset by lower administrative expenses ($44 million), the impact of acquisitions including Futuris and the consolidation of a China affiliate ($23 million), higher equity income ($12 million) and the favorable impact of foreign currency translation ($3 million). The inefficiencies and other issues experienced within structures and mechanisms production during the first quarter of fiscal 2018 are expected to continue into the foreseeable future but at lower levels than those experienced during the quarter just ended.

Adient plc | Form 10-Q | 29

Interiors

	Three Months Ended December 31,
(in millions)	2017	Change	2016
Adjusted EBIT	$25	-17%	$30

* Measure not meaningful
Adjusted EBIT decreased for the first quarter of fiscal 2018 by $5 million, primarily attributable to unfavorable product mix, pricing pressures and certain operational issues within the YFAI business, partially offset by the favorable impact of foreign currency ($1 million).
Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs, share repurchases, dividends and debt service requirements. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Funding also previously came from the former Parent through October 31, 2016 and as part of the separation agreement. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below and refer to Note 6, "Debt and Financing Arrangements," of the notes to consolidated financial statements for discussion of financing arrangements.
Sources of Cash Flows

	Three Months Ended December 31,
(in millions)	2017	2016
Cash provided (used) by operating activities	$(127)	$(13)
Cash provided (used) by investing activities	(146)	(203)
Cash provided (used) by financing activities	(49)	833
Capital expenditures	(143)	(207)

Operating Cash Flows

The decrease in operating cash flows is primarily attributable to overall lower levels of profitability and unfavorable changes in working capital. See working capital section below for further information on changes in working capital.

Investing Cash Flows

The decrease in investing cash flows is primarily attributable to lower levels of capital expenditures primarily related to prior year capital investments for higher levels of program spending on product launches and other capital costs associated with becoming an independent company.

Financing Cash Flows

The decrease in financing cash flows is primarily due to amounts funded by the former Parent during the first quarter of fiscal 2017 to fund working capital, capital expenditures and establish opening cash balances for Adient at October 31, 2016.

Adient plc | Form 10-Q | 30

Working capital

(in millions)	December 31, 2017	September 30, 2017
Current assets	$4,077	$4,499
Current liabilities	3,993	4,328
Working capital	$84	$171

The decrease in working capital of $87 million is primarily due to first quarter 2018 cash outlays associated with the timing of accounts payable outflows, compensation related payouts, established restructuring plan payouts and income tax payments.
Restructuring and Impairment Costs
Adient committed to a restructuring plan in fiscal 2018 to drive cost efficiencies and to balance our global production against demand and recorded $13 million of restructuring costs in the consolidated statement of income that was offset by underspend in 2016. The restructuring actions related to cost reduction initiatives in the Seating segment. The costs consist primarily of workforce reductions and plant closures. The restructuring actions are expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $13 million at December 31, 2017 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2017 to drive cost efficiencies and to balance our global production against demand and recorded $46 million of restructuring and impairment costs in the consolidated statement of income. The restructuring actions related to cost reduction initiatives in the Seating segment. The costs consist primarily of workforce reductions and plant closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2017 restructuring plan will reduce annual operating costs by approximately $20 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 60%-65% will result in net savings. Adient expects that savings, net of execution costs, will partially be achieved in fiscal years 2018-2019 and the full annual benefit of these actions is expected in fiscal 2020. The restructuring actions are expected to be substantially complete in fiscal 2020. The restructuring plan reserve balance of $34 million at December 31, 2017 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2016 to drive cost efficiencies and to balance our global production against demand and recorded $332 million of restructuring and impairment costs in the consolidated statement of income. The restructuring actions related to cost reduction initiatives primarily in the Seating segment. The costs consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2016 restructuring plan will reduce annual operating costs by approximately $150 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense, of which approximately 70%-75% will result in net savings. For fiscal 2017, the savings, net of execution costs, were approximately 30% of the expected annual operating cost reduction. Adient expects that savings, net of execution costs, will partially be achieved in fiscal year 2018 and the full annual benefit of these actions is expected in fiscal 2019. The restructuring actions are expected to be substantially complete in fiscal 2018. The restructuring plan reserve balance of $135 million at December 31, 2017 is expected to be paid in cash.

Since the announcement of the 2016 Plan in fiscal 2016, Adient has experienced lower employee severance and termination benefit cash payouts than previously calculated of approximately $13 million, due to changes in cost reduction actions. The planned workforce reductions disclosed for the 2016 Plan have been updated for Adient's revised actions.
Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to the off-balance sheet arrangements and contractual obligations disclosed in Adient's Annual Report on Form 10-K for the year ended September 30, 2017.

Effects of Inflation and Changing Prices
The effects of inflation have not been significant to Adient's results of operations in recent years. Generally, Adient has been able to implement operating efficiencies to sufficiently offset cost increases, which have been moderate.

Adient plc | Form 10-Q | 31

Critical Accounting Estimates and Policies
See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the year ended September 30, 2017, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended December 31, 2017.

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
As of December 31, 2017, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the year ended September 30, 2017.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, Adient's principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in SEC rules and forms. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Adient plc | Form 10-Q | 32

Information with respect to this item may be found in Note 14 "Commitments and Contingencies" to the consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Additional information on Adient's commitments and contingencies can be found in Adient's Annual Report on Form 10-K for its fiscal year ended September 30, 2017.

Item 1A.	Risk Factors
There are no material changes from the risk factors as previously disclosed in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities
None.
(b) Use of Proceeds
Not applicable.
(c) Repurchases of Equity Securities
There has been no share repurchase activity during the three months ended December 31, 2017.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

None.

Adient plc | Form 10-Q | 33

Item 6.	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Adient plc | Form 10-Q | 34

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Chairman and Chief Executive Officer
Date:	January 30, 2018

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	January 30, 2018

Adient plc | Form 10-Q | 35