Form 10-Q
period 2018-03-31
Adient plc
filed 2018-05-07
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
At March 31, 2018, 93,370,292 ordinary shares were outstanding.

Adient plc | Form 10-Q | 1

Adient plc
Form 10-Q
For the Three and Six Months Ended March 31, 2018

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2018	2017	2018	2017
Net sales	$4,596	$4,201	$8,800	$8,227
Cost of sales	4,312	3,822	8,314	7,498
Gross profit	284	379	486	729
Selling, general and administrative expenses	188	178	384	395
Restructuring and impairment costs	315	6	315	6
Equity income	85	89	181	183
Earnings (loss) before interest and income taxes	(134)	284	(32)	511
Net financing charges	37	33	70	68
Income (loss) before income taxes	(171)	251	(102)	443
Income tax provision (benefit)	(28)	37	237	65
Net income (loss)	(143)	214	(339)	378
Income (loss) attributable to noncontrolling interests	25	24	45	46
Net income (loss) attributable to Adient	$(168)	$190	$(384)	$332

Earnings per share:
Basic	$(1.80)	$2.03	$(4.12)	$3.54
Diluted	$(1.80)	$2.02	$(4.12)	$3.53

Cash dividends declared per share	$0.275	$—	$0.550	$0.275

Shares used in computing earnings per share:
Basic	93.4	93.7	93.3	93.7
Diluted	93.4	94.1	93.3	94.0

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2018	2017	2018	2017
Net income (loss)	$(143)	$214	$(339)	$378
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	142	92	218	(357)
Realized and unrealized gains (losses) on derivatives	10	11	—	9
Other comprehensive income (loss)	152	103	218	(348)
Total comprehensive income (loss)	9	317	(121)	30
Comprehensive income (loss) attributable to noncontrolling interests	35	28	60	48
Comprehensive income (loss) attributable to Adient	$(26)	$289	$(181)	$(18)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	March 31, 2018	September 30, 2017
Assets
Cash and cash equivalents	$353	$709
Accounts receivable - net	2,580	2,224
Inventories	781	735
Other current assets	882	831
Current assets	4,596	4,499
Property, plant and equipment - net	2,611	2,502
Goodwill	2,293	2,515
Other intangible assets - net	534	543
Investments in partially-owned affiliates	2,012	1,793
Other noncurrent assets	1,043	1,318
Total assets	$13,089	$13,170
Liabilities and Shareholders' Equity
Short-term debt	$173	$36
Current portion of long-term debt	2	2
Accounts payable	3,106	2,958
Accrued compensation and benefits	365	444
Restructuring reserve	174	236
Other current liabilities	615	652
Current liabilities	4,435	4,328
Long-term debt	3,503	3,440
Pension and postretirement benefits	142	129
Other noncurrent liabilities	575	653
Long-term liabilities	4,220	4,222
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	39	28
Preferred shares issued, par value $0.001; 100,000,000 shares authorized Zero shares issued and outstanding at March 31, 2018	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 93,370,292 shares issued and outstanding at March 31, 2018	—	—
Additional paid-in capital	3,955	3,942
Retained earnings	299	734
Accumulated other comprehensive income (loss)	(185)	(397)
Shareholders' equity attributable to Adient	4,069	4,279
Noncontrolling interests	326	313
Total shareholders' equity	4,395	4,592
Total liabilities and shareholders' equity	$13,089	$13,170

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended March 31,
(in millions)	2018	2017
Operating Activities
Net income (loss) attributable to Adient	$(384)	$332
Income attributable to noncontrolling interests	45	46
Net income (loss)	(339)	378
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	197	164
Amortization of intangibles	24	9
Pension and postretirement benefit expense (benefit)	(5)	2
Pension and postretirement contributions, net	11	(16)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $11 and $10, respectively)	(103)	(136)
Deferred income taxes	232	(4)
Non-cash impairment charges	299	—
Equity-based compensation	30	22
Other	6	1
Changes in assets and liabilities:
Receivables	(303)	(154)
Inventories	(26)	4
Other assets	(21)	(7)
Restructuring reserves	(82)	(72)
Accounts payable and accrued liabilities	13	(51)
Accrued income taxes	(83)	3
Cash provided (used) by operating activities	(150)	143
Investing Activities
Capital expenditures	(266)	(302)
Sale of property, plant and equipment	2	17
Changes in long-term investments	(5)	(6)
Other	—	(2)
Cash provided (used) by investing activities	(269)	(293)
Financing Activities
Net transfers from (to) Parent prior to separation	—	606
Cash transferred from former Parent post separation	—	315
Increase (decrease) in short-term debt	135	(25)
Repayment of long-term debt	(1)	(100)
Cash dividends	(51)	—
Dividends paid to noncontrolling interests	(34)	(17)
Other	(4)	3
Cash provided (used) by financing activities	45	782
Effect of exchange rate changes on cash and cash equivalents	18	(8)
Increase (decrease) in cash and cash equivalents	(356)	624
Cash and cash equivalents at beginning of period	709	105
Cash and cash equivalents at end of period	$353	$729

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
During the second quarter of fiscal 2018, Adient changed its reportable segments to Seating, Seat Structures and Mechanisms ("SS&M"), and Interiors. As a result, the prior period presentation of reportable segments has been recast to conform to the current segment reporting structure. Refer to Note 12, "Segment Information " for additional information on Adient's reportable segments.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended March 31, 2018 and September 30, 2017, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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

Adient plc | Form 10-Q | 7

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	March 31, 2018	September 30, 2017
Current assets	$253	$232
Noncurrent assets	62	56
Total assets	$315	$288

Current liabilities	$203	$169
Total liabilities	$203	$169
Revisions
As disclosed in the fiscal 2017 Annual Report on Form 10-K, Adient revised previously reported results to correctly report equity income from a non-consolidated affiliate in the Seating segment related to engineering costs that were inappropriately capitalized. Adient also revised previously reported net sales and cost of sales to correctly report certain sales on a net versus gross basis in the Seating segment. The following tables disclose the quarterly impact for the three and six months ended March 31, 2017 of such previously disclosed revisions. Adient assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements, and concluded that these misstatements were not material, individually or in the aggregate, to any previously issued financial statements. In accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the consolidated financial statements and notes to consolidated financial statements as of March 31, 2017 have been revised. Adient will revise remaining fiscal 2017 interim periods in future quarterly filings. The following tables show the impact of these revisions on impacted line items from Adient's consolidated financial statements.

	Consolidated Statements of Income (Loss)
	Three Months Ended March 31, 2017			Six Months Ended March 31, 2017
(in millions, except per share data)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net sales	$4,212	$(11)	$4,201	$8,250	$(23)	$8,227
Cost of sales	3,833	(11)	3,822	7,521	(23)	7,498
Gross profit	379	—	379	729	—	729
Equity income	91	(2)	89	192	(9)	183
Earnings before interest and income taxes	286	(2)	284	520	(9)	511
Income before income taxes	253	(2)	251	452	(9)	443
Net income (loss)	216	(2)	214	387	(9)	378
Net income (loss) attributable to Adient	192	(2)	190	341	(9)	332

Earnings per share:
Basic	$2.05	$(0.02)	$2.03	$3.64	$(0.10)	$3.54
Diluted	$2.04	$(0.02)	$2.02	$3.63	$(0.10)	$3.53

Adient plc | Form 10-Q | 8

	Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended March 31, 2017			Six Months Ended March 31, 2017
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Total comprehensive income (loss)	$319	$(2)	$317	$39	$(9)	$30
Comprehensive income (loss) attributable to Adient	291	(2)	289	(9)	(9)	(18)

	Consolidated Statements of Cash Flows
	Six Months Ended March 31, 2017
(in millions)	As Reported	Adjustment	As Revised
Operating Activities
Net income (loss)	$387	$(9)	$378
Equity in earnings of partially-owned affiliates, net of dividends received	(145)	9	(136)
Cash provided (used) by operating activities	143	—	143
In the second quarter of fiscal 2018, Adient recorded expense of $8 million for an out of period adjustment, primarily impacting cost of goods sold, to correct a prior period error related to an unrecorded obligation. Adient has concluded that this adjustment was not material to previously reported financial statements nor to current or estimated full year fiscal 2018 results.

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Adient	$(168)	$190	$(384)	$332

Denominator:
Shares outstanding	93.4	93.7	93.3	93.7
Effect of dilutive securities	—	0.4	—	0.3
Diluted shares	93.4	94.1	93.3	94.0

Earnings per share:
Basic	$(1.80)	$2.03	$(4.12)	$3.54
Diluted	$(1.80)	$2.02	$(4.12)	$3.53
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

Adient plc | Form 10-Q | 9

No. 2015-11 was effective retrospectively for Adient for the quarter ending December 31, 2017. The adoption of this guidance did not have an impact on Adient's consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07, "Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." ASU No. 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retrospectively. ASU No. 2016-07 was effective prospectively for Adient for increases in the level of ownership interest or degree of influence that result in the adoption of the equity method that occur during or after the quarter ending December 31, 2017. The adoption of this guidance did not impact Adient's consolidated financial statements.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under ASU No. 2017-04, goodwill impairment testing is done by comparing the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, Adient would recognize an impairment charge for the amount that the reporting unit's carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU No. 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Adient early adopted ASU 2017-04 during the quarter ended March 31, 2018. Refer to Note 4, "Goodwill and Other Intangible Assets” for information on the interim goodwill impairment test performed in conjunction with the change in segment reporting.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives And Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities. The new standard amends the hedge accounting recognition and presentation requirements in ASC 815. ASU No. 2017-12 amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. As permitted by ASU 2017-12, Adient early adopted this standard in the second quarter of 2018 on a prospective basis. The adoption of this guidance did not have an impact on Adient's consolidated financial statements. Refer to Note 7, "Derivative Instruments and Hedging Activities," of the notes to the consolidated financial statements for Adient's derivative and hedging disclosures.
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU No. 2018-02 gives entities the option to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the "Act") on items within accumulated other comprehensive income to retained earnings. The standard was early adopted by Adient in the second quarter of fiscal 2018 retrospectively. The adoption of this guidance did not have a material impact on Adient's consolidated financial statements.
In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118")." ASU 2018-05 expands income tax accounting and disclosure guidance to include SAB 118 issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the Act and allows for a measurement period not to exceed one year for companies to finalize the provisional amounts recorded as of December 31, 2017. This standard was adopted in the second quarter of fiscal 2018. Refer to Note 11, "Income Taxes" of the notes to the consolidated financial statements for Adient's income tax disclosures.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. In March 2016 the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016 the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016 the FASB issued ASU No. 2016-12, ‘‘Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,’’ each of which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 follow the same

Adient plc | Form 10-Q | 10

implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. This guidance will be effective October 1, 2018 for Adient. The accounting changes under the new standard will require new processes and procedures to collect the data required for proper reporting and disclosure. Adient is undergoing its review of the impact of adopting this standard and is developing and executing an implementation plan which will include changes to internal processes and controls. Under current guidance Adient generally recognizes revenue when products are shipped and risk of loss has transferred to the customer. Under the new standard, the customized nature of some of Adient's products combined with contractual provisions that provide an enforceable right to payment, may require Adient to recognize revenue prior to the product being shipped to the customer. Adient is also assessing pricing provisions contained in certain customer contracts. It is possible that pricing provisions contained in some of Adient's customer contracts may provide the customer with a material right, potentially resulting in a different allocation of the transaction price than under current guidance. Adient expects to expand disclosures in line with the requirements of the new standard. Adient anticipates applying the modified retrospective method which would require Adient to recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application.

2. Acquisitions and Divestitures

On January 16, 2018, Adient announced its joint venture with The Boeing Company ("Boeing") called Adient Aerospace, LLC ("Adient Aerospace"). Adient's ownership position in Adient Aerospace will be 50.01%. Adient Aerospace will develop, manufacture, and sell a portfolio of seating products to airlines and aircraft leasing companies for installation on Boeing and other OEM commercial airplanes, for both production line-fit and retrofit configurations. Adient Aerospace's results will be included within the Seating segment.

On September 22, 2017, Adient completed the acquisition of Futuris Global Holdings LLC ("Futuris"), a manufacturer of full seating systems, seat frames, seat trim, headrests, armrests and seat bolsters. The acquisition will provide substantial synergies through vertical integration, purchasing and logistics improvements. The acquisition also provided for an immediate manufacturing presence on the west coast of the U.S. to service customers such as Tesla as well as strategic locations in China and Southeast Asia.

During the six months ended March 31, 2018, Adient recorded certain measurement period adjustments related to Futuris which resulted in an increase to goodwill of $6 million. The impact of the Futuris acquisition on consolidated results include $116 million and $236 million of incremental net sales and an immaterial impact on net income for the three and six months ended March 31, 2018, respectively. The impact of the Guangzhou Adient Automotive Seating Co., Ltd. ("GAAS") consolidation in July 2017 on consolidated results include $74 million and $163 million of incremental net sales and an immaterial impact on net income in the three and six months ended March 31, 2018, respectively.

The purchase price allocations related to Futuris and GAAS are based on preliminary valuations to determine the fair value of the net assets as of the acquisition dates and are subject to final adjustments.

3. Inventories

Inventories consisted of the following:

(in millions)	March 31, 2018	September 30, 2017
Raw materials and supplies	$583	$552
Work-in-process	38	37
Finished goods	160	146
Inventories	$781	$735

Adient plc | Form 10-Q | 11

4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Seating	SS&M	Total
Balance at September 30, 2017	$2,515	$—	$2,515
Business acquisitions	6	—	6
Realignment of goodwill	(299)	299	—
Impairment	—	(299)	(299)
Currency translation and other	71	—	71
Balance at March 31, 2018	$2,293	$—	$2,293

During the second quarter of fiscal 2018, Adient began reporting three segments: Seating, SS&M and Interiors. Accordingly, goodwill previously reported in the Seating segment has been reallocated to the SS&M segment using a relative fair value approach and subsequently determined to be fully impaired. Refer to Note 12, "Segment Information" for more information on Adient's reportable segments.

Adient evaluates its goodwill and intangible assets for impairment on an annual basis, or as facts and circumstances warrant. As a result of the change in reportable segments during the second quarter of fiscal 2018, Adient conducted goodwill impairment analyses of the newly allocated goodwill balances under the new reportable segment structure. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Adient estimated the fair value of each of its reportable segments using both a multiple of EBITDA for the Seating segment and a discounted cash flow analysis approach for SS&M, which utilized Level 3 unobservable inputs. These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows, the appropriate discount rate and growth rate to reflect the risk inherent in the future cash flows. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape and product profitability based on historical trends. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on Adient's results of operations. As a result of the analyses, Adient determined that goodwill associated with the SS&M reportable segment was fully impaired. Consequently, a pre-tax goodwill impairment charge of $299 million was recognized in the three months ended March 31, 2018 in the consolidated statements of income (loss) within the restructuring and impairment costs line item. The goodwill impairment charge represented a triggering event for additional impairment considerations of other long lived assets, including an analysis of the recoverability of long lived assets as of March 31, 2018. No further impairments were identified.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	March 31, 2018			September 30, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$31	$(17)	$14	$30	$(15)	$15
Customer relationships	560	(87)	473	545	(64)	481
Trademarks	62	(29)	33	59	(26)	33
Miscellaneous	23	(9)	14	22	(8)	14
Total intangible assets	$676	$(142)	$534	$656	$(113)	$543

Amortization of other intangible assets for the six months ended March 31, 2018 and 2017 was $24 million and $9 million, respectively.

Adient plc | Form 10-Q | 12

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
The changes in Adient's total product warranty liability are as follows:

	Six Months Ended March 31,
(in millions)	2018	2017
Balance at beginning of period	$19	$13
Accruals for warranties issued during the period	2	2
Changes in accruals related to pre-existing warranties (including changes in estimates)	(2)	3
Settlements made (in cash or in kind) during the period	(3)	(4)
Balance at end of period	$16	$14

Adient plc | Form 10-Q | 13

6. Debt and Financing Arrangements
Debt consisted of the following:

(in millions)	March 31, 2018	September 30, 2017
Long-term debt:
Term Loan A - LIBOR plus 1.75% due in 2021	$1,200	$1,200
4.875% Notes due in 2026	900	900
3.50% Notes due in 2024	1,232	1,180
European Investment Bank Loan - EURIBOR plus 0.90% due in 2022	203	195
Capital lease obligations	4	4
Other	1	1
Less: debt issuance costs	(35)	(38)
Gross long-term debt	3,505	3,442
Less: current portion	2	2
Net long-term debt	$3,503	$3,440

Short-term debt:
Revolving credit facility	$150	$—
Other bank borrowings	23	36
Total short-term debt	$173	$36
Net Financing Charges
Adient's net financing charges line item in the consolidated statements of income contained the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2018	2017	2018	2017
Interest expense, net of capitalized interest costs	$36	$32	$70	$65
Banking fees and debt issuance cost amortization	2	2	4	4
Interest income	(1)	—	(2)	(1)
Net foreign exchange	—	(1)	(2)	—
Net financing charges	$37	$33	$70	$68

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the

Adient plc | Form 10-Q | 14

hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2018 and September 30, 2017.
Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.
At March 31, 2018, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
Adient entered into cross-currency interest rate swaps in the second quarter of fiscal 2018 to selectively hedge portions of its net investment in Europe. The currency effects of the cross-currency interest rate swaps are reflected in the AOCI account within shareholders’ equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in Europe. At March 31, 2018, Adient had two cross-currency interest rate swaps outstanding totaling approximately €160 million designated as net investment hedges in Adient’s net investment in Europe.

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	March 31, 2018	September 30, 2017	March 31, 2018	September 30, 2017
Other current assets
Foreign currency exchange derivatives	$12	$4	$—	$—
Other noncurrent assets
Foreign currency exchange derivatives	—	1	—	—
Equity swaps	—	—	—	3
Cross-currency interest rate swaps	2	—	—	—
Total assets	$14	$5	$—	$3

Other current liabilities
Foreign currency exchange derivatives	$6	$6	$1	$2
Other noncurrent liabilities
Foreign currency exchange derivatives	1	3	—	—
Equity swaps	—	—	4	—
Long-term debt
Foreign currency denominated debt	1,232	1,180	—	—
Total liabilities	$1,239	$1,189	$5	$2

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of both March 31, 2018 and September 30, 2017, no cash collateral was received or pledged under the master netting agreements.

Adient plc | Form 10-Q | 15

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	March 31, 2018	September 30, 2017	March 31, 2018	September 30, 2017
Gross amount recognized	$14	$8	$1,244	$1,191
Gross amount eligible for offsetting	(6)	(2)	(6)	(2)
Net amount	$8	$6	$1,238	$1,189
The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Foreign currency exchange derivatives	$15	$8	$8	$1
The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2018	2017	2018	2017
Foreign currency exchange derivatives	Cost of sales	$1	$(7)	$2	$(10)
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2018	2017	2018	2017
Foreign currency exchange derivatives	Cost of sales	$1	$(2)	$(1)	$(16)
Foreign currency exchange derivatives	Net financing charges	(1)	4	(2)	35
Equity swap	Selling, general and administrative	(12)	—	(15)	(1)
Total		$(12)	$2	$(18)	$18
The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $(37) million and $(54) million for the three and six months ended March 31, 2018, respectively, and $(17) million and $50 million for the three and six months ended March 31, 2017. For the three and six months ended March 31, 2018 and 2017, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

Adient plc | Form 10-Q | 16

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
Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of March 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$12	$—	$12	$—
Other noncurrent assets
Foreign currency exchange derivatives	—	—	—	—
Cross-currency interest rate swaps	2	—	2	—
Total assets	$14	$—	$14	$—
Other current liabilities
Foreign currency exchange derivatives	$7	$—	$7	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	—	1	—
Equity swaps	4	—	4	—
Total liabilities	$12	$—	$12	$—

Adient plc | Form 10-Q | 17

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$4	$—	$4	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Equity swaps	3	—	3	—
Total assets	$8	$—	$8	$—
Other current liabilities
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$11	$—	$11	$—
Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2018 and September 30, 2017. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.
Equity swaps Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.
Cross-currency interest rate swaps Adient selectively uses cross-currency interest rate swaps to hedge portions of its net investment in Europe. In March 2018, Adient entered into two floating to floating cross-currency interest rate swaps totaling approximately €160 million designated as net investment hedges in Adient's net investment in Europe.

Adient plc | Form 10-Q | 18

9. Equity and Noncontrolling Interests

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings	Parent's Net Investment	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2016	$—	$—	$—	$4,452	$(276)	$4,176	$131	$4,307
Net income (loss)	—	—	267	65	—	332	34	366
Change in Parent's net investment	—	—	—	(880)	—	(880)	—	(880)
Transfers from former Parent	—	332	—	—	—	332	—	332
Reclassification of Parent's net investment and issuance of ordinary shares in connection with separation	—	3,637	—	(3,637)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(359)	(359)	2	(357)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	9	9	—	9
Repurchase and retirement of ordinary shares	—	—	(26)	—	—	(26)	—	(26)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(21)	(21)
Change in noncontrolling interest share	—	—	—	—	—	—	5	5
Share based compensation	—	5	—	—	—	5	—	5
Balance at March 31, 2017	$—	$3,974	$241	$—	$(626)	$3,589	$151	$3,740

Balance at September 30, 2017	$—	$3,942	$734	$—	$(397)	$4,279	$313	$4,592
Net income (loss)	—	—	(384)	—	—	(384)	29	(355)
Foreign currency translation adjustments	—	—	—	—	203	203	13	216
Employee retirement plans	—	—	—	—	9	9	—	9
Dividends declared ($0.55 per share)	—	—	(51)	—	—	(51)	—	(51)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(30)	(30)
Change in noncontrolling interest share	—	—	—	—	—	—	1	1
Share based compensation	—	10	—	—	—	10	—	10
Other	—	3	—	—	—	3	—	3
Balance at March 31, 2018	$—	$3,955	$299	$—	$(185)	$4,069	$326	$4,395

The change in Parent's net investment during the fiscal quarter ended December 31, 2016 includes all intercompany activity with the former Parent prior to separation, including a $1.5 billion non-cash settlement.

In September 2017, Adient declared a dividend of $0.275 per ordinary share, which was paid in November 2017. In November 2017, Adient declared a dividend of $0.275 per ordinary share, which was paid in February 2018. In March 2018, Adient declared a dividend of $0.275 per ordinary share, which is payable in May 2018.

Adient plc | Form 10-Q | 19

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2018	2017	2018	2017
Foreign currency translation adjustments
Balance at beginning of period	$(327)	$(707)	$(398)	$(260)
Aggregate adjustment for the period (net of $0 tax effect for all periods)	132	88	203	(359)
Balance at end of period	(195)	(619)	(195)	(619)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(7)	(16)	3	(14)
Current period changes in fair value (net of tax effect of $1, $2, $(1) and $1)	11	6	1	2
Reclassification to income (net of tax effect of $0, $2, $(1) and $3)*	(1)	5	(1)	7
Balance at end of period	3	(5)	3	(5)
Pension and postretirement plans
Balance at beginning of period	(2)	(2)	(2)	(2)
Net reclassifications to AOCI	9	—	9	—
Balance at end of period	7	(2)	7	(2)
Accumulated other comprehensive income (loss), end of period	$(185)	$(626)	$(185)	$(626)
* Refer to Note 7, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

The following table presents changes in the redeemable noncontrolling interests:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2018	2017	2018	2017
Beginning balance	$29	$38	$28	$34
Net income	9	7	16	12
Foreign currency translation adjustments	1	1	2	—
Dividends	—	—	(8)	—
Change in noncontrolling interest share	—	—	1	—
Ending balance	$39	$46	$39	$46

Adient plc | Form 10-Q | 20

10. Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

In fiscal 2018, Adient committed to a restructuring plan ("2018 Plan") of $38 million that was offset by $17 million of underspend in the 2016 Plan and $5 million of underspend related to prior plan years. Of the restructuring costs recorded, $22 million relates to the SS&M segment and $16 million relates to the Seating segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2019.

The following table summarizes the changes in Adient's 2018 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Total
Original Reserve	$38	$38
Utilized—cash	(3)	(3)
Balance at March 31, 2018	$35	$35

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

The following table summarizes the changes in Adient's 2017 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Original Reserve	$42	$4	$—	$46
Utilized—cash	(4)	(4)	—	(8)
Balance at September 30, 2017	38	—	—	38
Utilized—cash	(9)	—	—	(9)
Utilized—noncash	—	—	1	1
Balance at March 31, 2018	$29	$—	$1	$30

In fiscal 2016, Adient committed to a restructuring plan ("2016 Plan") and recorded $332 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $217 million relates to the Seating segment, $98 million relates to the SS&M segment and $17 million relates to the Interiors segment. The asset impairment charge recorded during fiscal 2016 related primarily to information technology assets within the Seating segment that will not be used going forward by Adient. The restructuring actions are expected to be substantially complete in fiscal 2020.

Since the announcement of the 2016 Plan in fiscal 2016, Adient has experienced lower employee severance and termination benefit cash payouts than previously calculated of approximately $17 million, due to changes in cost reduction actions. The planned workforce reductions disclosed for the 2016 Plan have been updated for Adient's revised actions.

Adient plc | Form 10-Q | 21

The following table summarizes the changes in Adient's 2016 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total
Original Reserve	$223	$87	$22	$—	$332
Utilized—cash	(29)	—	(1)	—	(30)
Utilized—noncash	—	(87)	—	(2)	(89)
Balance at September 30, 2016	194	—	21	(2)	213
Utilized—cash	(48)	—	(12)	—	(60)
Utilized—noncash	—	—	—	7	7
Balance at September 30, 2017	146	—	9	5	160
Noncash adjustment—underspend	(17)	—	—	—	(17)
Utilized—cash	(49)	—	—	—	(49)
Utilized—noncash	—	—	—	4	4
Balance at March 31, 2018	$80	$—	$9	$9	$98

Adient's fiscal 2018, 2017 and 2016 restructuring plans included workforce reductions of approximately 4,700. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2018, approximately 2,700 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included eighteen plant closures. As of March 31, 2018, twelve of the eighteen plants have been closed.

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

11. Income Taxes
In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2018, Adient’s income tax expense (benefit) was $(28) million equating to an effective tax rate of 16% and $237 million equating to an effective tax rate of negative 232%, respectively. The three month income tax benefit was higher than the statutory rate impact of 12.5% primarily due to the goodwill impairment charge and foreign exchange. The six month income tax expense was higher than the statutory rate impact primarily due to the charge to recognize the impact of the U.S. tax reform legislation. For the three and six months ended March 31, 2017, Adient’s effective tax rates were 15%. The effective rates were higher than the statutory rate primarily due to foreign tax rate differentials and a tax law change in Hungary, partially offset by benefits from global tax planning.

Valuation Allowances

Adient reviews the realizability of its deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or combined group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to Adient's valuation allowances may be necessary. During the next twelve months, it is reasonably possible that a change to valuation allowances in certain jurisdictions may result in a material increase to income tax expense.

Adient plc | Form 10-Q | 22

Uncertain Tax Positions

At March 31, 2018, Adient had gross tax effected unrecognized tax benefits of $198 million, essentially all of which, if recognized, would impact the effective tax rate. Total net accrued interest at March 31, 2018 was approximately $4 million (net of tax benefit). The interest and penalties accrued during the three and six months ended March 31, 2018 was not material. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Impacts of Tax Legislation and Change in Statutory Tax Rates

On December 22, 2017, the Act was signed and enacted into law, and is effective for tax years beginning on or after January 1, 2018, with the exception of certain provisions. As a fiscal year taxpayer, Adient will not be subject to the majority of the provisions until fiscal year 2019, however the statutory tax rate reduction is effective January 1, 2018.

The Act reduces the U.S. corporate tax rate from 35% to 21%. Adient’s fiscal 2018 estimated annual effective tax rate reflects the benefit from the reduced rate of 24.5% resulting from the application of Internal Revenue Code, Section 15 which provides for a proration of the newly enacted rate during this fiscal year. This benefit is offset by a non-cash estimated tax expense of $150 million related to the remeasurement of Adient’s net deferred tax assets at the lower statutory rate, which could materially change, a non-cash estimated tax expense of $100 million related to recording a valuation allowance to reflect the reduced benefit Adient expects to realize as a result of being subject to the Base Erosion and Anti-avoidance Tax ("BEAT"), and an estimated cash tax expense of $8 million related to the transition tax imposed on previously untaxed earnings and profits. Adient is projecting that it will be subject to BEAT, a parallel tax system, for the foreseeable future.

In accordance with Staff Accounting Bulletin No. 118, Adient is disclosing the estimated income tax impact. Although the $258 million tax expense represents what Adient believes is a reasonable estimate of the impact of the income tax effects of the Act on its consolidated financial statements as of March 31, 2018, it is a provisional amount and will be impacted by Adient’s on-going analysis of the legislation and the full year fiscal 2018 financial results.

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

Other Tax Matters

During the second quarter of fiscal 2018, Adient recognized a pre-tax goodwill impairment charge of $299 million related to the SS&M reportable segment. Refer to Note 4, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for additional information. The tax benefit associated with the goodwill impairment charge was $20 million.

Adient plc | Form 10-Q | 23

12. Segment Information

During the second quarter of fiscal 2018, Adient restructured certain of its management organization in response to the challenges faced in the seat structures and mechanisms business, resulting in a realignment of its reportable segments. Adient also began using an adjusted EBITDA metric to assess the performance of its segments and ceased allocating certain corporate-related costs to its segments. Prior period segment information has been recast to align with this change in organizational structure, the use of a new performance metric and to reflect unallocated corporate-related costs. Pursuant to this change, Adient now operates in the following three reportable segments for financial reporting purposes:

•	Seating: This segment produces complete seat systems for automotive and other mobility applications, as well as certain components of complete seat systems, such as foam, trim and fabric.

•	Seat Structures & Mechanisms (SS&M): This segment produces seat structures and mechanisms for inclusion in complete seat systems that are produced by Adient or others.

•
Interiors: This segment, derived from Adient's global automotive interiors joint ventures, produces instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other products.

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, qualified restructuring and impairment costs, restructuring related-costs, incremental "Becoming Adient" costs, separation costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items ("Adjusted EBITDA"). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2018	2017 (1)	2018	2017 (1)
Net Sales
Seating	$4,132	$3,825	$7,928	$7,517
SS&M	797	756	1,515	1,427
Eliminations	(333)	(380)	(643)	(717)
Total net sales	$4,596	$4,201	$8,800	$8,227

Adient plc | Form 10-Q | 24

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2018	2017 (1)	2018	2017 (1)
Adjusted EBITDA
Seating	$411	$398	$766	$762
SS&M	(34)	40	(116)	47
Interiors	12	22	37	52
Corporate-related costs (2)	(26)	(39)	(57)	(70)
Becoming Adient costs (3)	(19)	(23)	(38)	(38)
Separation costs (4)	—	—	—	(10)
Restructuring and impairment costs	(315)	(6)	(315)	(6)
Purchase accounting amortization (5)	(18)	(9)	(35)	(19)
Restructuring related charges (6)	(12)	(10)	(23)	(18)
Depreciation (7)	(99)	(78)	(193)	(161)
Stock based compensation (8)	(12)	(11)	(22)	(15)
Other items (9)	(22)	—	(36)	(13)
Earnings before interest and income taxes	(134)	284	(32)	511
Net financing charges	(37)	(33)	(70)	(68)
Income before income taxes	$(171)	$251	$(102)	$443

(1)
Amounts presented have been revised from what was previously reported to correctly report net sales, equity income and total assets as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".

(2)	Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal, finance and marketing.
(3)
Reflects incremental expenses associated with becoming an independent company, including non-cash costs of $5 million and $11 million in the three and six months ended March 31, 2018, respectively, and non-cash costs of $6 million and $19 million in the three and six months ended March 31, 2017, respectively.

(4)	Reflects expenses associated with and incurred prior to the separation from the former Parent.
(5)	Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(6)	Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(7)
For the six months ended March 31, 2018, depreciation excludes $4 million, which is included in restructuring related charges discussed above. For the six months ended March 31, 2017, depreciation excludes $3 million which is included in Becoming Adient costs discussed above.

(8)	For the six months ended March 31, 2018 and 2017, stock based compensation excludes $8 million and $7 million, respectively. These amounts are included in Becoming Adient costs discussed above.
(9)
Reflects $8 million of out of period adjustments, $7 million of integration-related costs associated with Futuris and $7 million of non-recurring consulting fees related to SS&M for the three months ended March 31, 2018. In addition to these items, $8 million for the U.S. tax reform impact at YFAI and $6 million of integration-related costs associated with Futuris are included in the six months ended March 31, 2018. Reflects primarily $12 million of initial funding of the Adient foundation for the six months ended March 31, 2017.

Adient plc | Form 10-Q | 25

13. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of March 31, 2018 and September 30, 2017. Equity in the net income of nonconsolidated partially-owned affiliates is stated in the "Equity income" line in the consolidated statements of income for the six months ended March 31, 2018 and 2017.

Adient maintains total investments in partially-owned affiliates of $2.0 billion and $1.8 billion at March 31, 2018 and September 30, 2017, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Six Months Ended March 31,
(in millions)	2018	2017 (1)
Net sales	$9,273	$8,503
Gross profit	$1,086	$1,092
Operating income	$530	$597
Net income	$436	$529
Net income attributable to the entity	$405	$492

(1)
Amounts presented have been revised from what was previously reported, as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies". The engineering recovery revisions decreased operating income, net income and net income attributable to the entity by $18 million for the six months ended March 31, 2017.

14. Commitments and Contingencies

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $9 million at both March 31, 2018 and September 30, 2017. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

Adient plc | Form 10-Q | 26

15. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of facility management services, the sale or purchase of goods and other arrangements. Subsequent to the separation, transactions with the former Parent and its businesses represent third-party transactions.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

	Six Months Ended March 31,
(in millions)	2018	2017
Net sales	$209	$217
Cost of sales	310	251
The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)	March 31, 2018	September 30, 2017
Accounts receivable	$122	$129
Accounts payable	132	104

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
Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient's control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the ability of Adient Aerospace to successfully implement its strategic initiatives or realize the expected benefits of the joint venture, the impact of tax reform legislation through the Tax Cuts and Jobs Act, uncertainties in U.S. administrative policy regarding trade agreements and international trade relations, the ability of Adient to meet debt service requirements, the availability and terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, and cancellation of or changes to commercial arrangements. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part I, Item 1A of the which are incorporated herein by reference. The following discussion should be read in conjunction with Adient's Annual Report on Form 10-K (the “Form 10-K”) for the year ended September 30, 2017 filed with the U.S. Securities and Exchange Commission (the "SEC"). The following discussion should be read in conjunction with the Form 10-K and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
During the second quarter of fiscal 2018, Adient changed its reportable segments to Seating, Seat Structures and Mechanisms ("SS&M"), and Interiors. As a result, the prior period presentation of reportable segments has been recast to conform to the current segment reporting structure. Refer to Note 12, "Segment Information " for additional information on Adient's reportable segments.
Seating
The Seating segment produces complete seat systems for automotive and other mobility applications, as well as certain components of complete seat systems, such as foam, trim and fabric.
Seat Structures and Mechanism ("SS&M")
The SS&M segment produces seat structures and mechanisms for inclusion in complete seat systems that are produced by Adient or others.

Interiors

The Interiors segment, derived from Adient's global automotive interiors joint ventures, produces instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other products.

Global Automotive Industry

Adient conducts its business in the automotive industry, which is highly competitive and sensitive to economic conditions. In the second quarter of fiscal 2018, South America experienced growth while Europe and Asia remained flat and production in North America and China saw decreases due to varying economic, political and social factors. During the first six months of fiscal 2018, South America experienced growth while Europe remained flat and production in North America and Asia saw decreases due to varying economic, political and social factors.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended March 31,			Six Months Ended March 31,
(units in millions)	2018	Change	2017	2018	Change	2017
Global	23.7	-0.8%	23.9	48.5	-0.6%	48.8
North America	4.4	-2.2%	4.5	8.5	-2.3%	8.7
South America	0.8	14.3%	0.7	1.7	6.3%	1.6
Europe	6.1	—%	6.1	12.1	—%	12.1
China	6.7	-2.9%	6.9	15.1	-0.7%	15.2
Asia, excluding China, and Other	5.7	—%	5.7	11.1	-0.9%	11.2

Source: IHS Automotive, March 2018

Financial Results Summary
Significant aspects of Adient's financial results for the second quarter of fiscal 2018 include the following:

•
Adient recorded net sales of $4,596 million for the second quarter of fiscal 2018, representing an increase of $395 million when compared to the second quarter of fiscal 2017. Adient recorded net sales of $8,800 million for the first six months of fiscal 2018, representing an increase of $573 million when compared to the first six months of fiscal 2017. The increase in net sales for all periods is primarily due to the impact of the Futuris acquisition, the consolidation of a China affiliate and the favorable impact of foreign currency, partially offset by lower volumes in North America.

Adient plc | Form 10-Q | 29

•
Gross profit was $284 million, or 6% of net sales, for the second quarter of fiscal 2018 compared to $379 million, or 9% of net sales, for the second quarter of fiscal 2017. Gross profit was $486 million, or 6% of net sales, for the first six months of fiscal 2018 compared to $729 million, or 9% of net sales, for the first six months of fiscal 2017. Profitability, including gross profit as a percentage of net sales, was lower primarily due to continued launch inefficiencies, premium freight, higher commodity prices, steel supply constraints and cost of customer interruptions related to SS&M along with lower volumes in North America, partially offset by the impact of the Futuris acquisition and the consolidation of a China affiliate.

•
Equity income was $85 million for the second quarter of fiscal 2018, which is $4 million lower compared to the second quarter of fiscal 2017. Equity income was $181 million for the first six months of fiscal 2018, which is $2 million lower compared to the first six months of fiscal 2017. The decreases during fiscal 2018 were primarily due to lower results from YFAI due to the first quarter impact of U.S tax reform of $8 million and lower operating margins, partially offset by higher profits at Seating affiliates.

•
Net loss attributable to Adient was $168 million for the second quarter of fiscal 2018, compared to $190 million of net income attributable to Adient for the second quarter of fiscal 2017. The net loss in the second quarter of fiscal 2018 is primarily attributable to the net-of-tax goodwill impairment charge of $279 million related to SS&M and overall lower levels of profitability as discussed above. Net loss attributable to Adient was $384 million for the first six months of fiscal 2018, compared to $332 million of net income attributable to Adient for the first six months of fiscal 2017. The net loss for the first six months of fiscal 2018 is primarily attributable to the net-of-tax goodwill impairment charge of $279 million related to SS&M, lower levels of profitability as discussed above and to a current year tax charge of $258 million related to the impact of U.S. tax reform legislation.

Adient plc | Form 10-Q | 30

Consolidated Results of Operations

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	Change	2017 (1)	2018	Change	2017 (1)
Net sales	$4,596	9%	$4,201	$8,800	7%	$8,227
Cost of sales	4,312	13%	3,822	8,314	11%	7,498
Gross profit	284	-25%	379	486	-33%	729
Selling, general and administrative expenses	188	6%	178	384	-3%	395
Restructuring and impairment costs	315	*	6	315	*	6
Equity income	85	-4%	89	181	-1%	183
Earnings (loss) before interest and income taxes	(134)	*	284	(32)	*	511
Net financing charges	37	12%	33	70	3%	68
Income (loss) before income taxes	(171)	*	251	(102)	*	443
Income tax provision (benefit)	(28)	*	37	237	*	65
Net income (loss)	(143)	*	214	(339)	*	378
Income (loss) attributable to noncontrolling interests	25	4%	24	45	-2%	46
Net income (loss) attributable to Adient	$(168)	*	$190	$(384)	*	$332

(1) As disclosed in the fiscal 2017 Annual Report on Form 10-K, prior year amounts have been revised to correct for misstatements as described in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in the accompanying notes to the consolidated financial statements.

* Measure not meaningful
Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	Change	2017	2018	Change	2017
Net sales	$4,596	9%	$4,201	$8,800	7%	$8,227
Net sales increased by $395 million, or 9%, in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017 primarily due to the impact of acquisitions including Futuris and the consolidation of a China affiliate of $234 million and the favorable foreign currency impact of $285 million, partially offset by lower volumes in North America resulting from capital constraints prior to 2016 and the winddown of certain plants and related expiring programs along with other economic factors. Refer to the segment analysis below for a discussion of segment net sales.
Net sales increased by $573 million, or 7%, in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017 primarily due to the impact of acquisitions including Futuris and the consolidation of a China affiliate of $469 million and the favorable foreign currency impact of $412 million, partially offset by lower volumes in North America resulting from capital constraints prior to 2016 and the winddown of certain plants and related expiring programs along with other economic factors. Refer to the segment analysis below for a discussion of segment net sales.

Adient plc | Form 10-Q | 31

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	Change	2017	2018	Change	2017
Cost of sales	4,312	13%	3,822	8,314	11%	7,498
Gross profit	284	-25%	379	486	-33%	729
% of sales	6.2%		9.0%	5.5%		8.9%
Cost of sales increased by $490 million, or 13%, in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017 primarily as a result of the impact of acquisitions including Futuris and the consolidation of a China affiliate of $212 million and the unfavorable foreign currency impact of $255 million. Gross profit decreased by $95 million, or 25% in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017 primarily due to continued inefficiencies within the SS&M segment, partially offset by the impact of acquisitions including Futuris and the consolidation of a China affiliate. Refer to the segment analysis below for a discussion of segment profitability.
Cost of sales increased by $816 million, or 11%, in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017 primarily as a result of the impact of acquisitions including Futuris and the consolidation of a China affiliate of $418 million and the unfavorable foreign currency impact of $375 million. Gross profit decreased by $243 million, or 33% in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017 primarily due to continued inefficiencies within the SS&M segment, partially offset by the impact of acquisitions including Futuris and the consolidation of a China affiliate. Refer to the segment analysis below for a discussion of segment profitability.
Selling, General and Administrative Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	Change	2017	2018	Change	2017
Selling, general and administrative expenses	188	6%	178	384	-3%	395
% of sales	4.1%		4.2%	4.4%		4.8%
Selling, general and administrative expenses (SG&A) increased by $10 million, or 6%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. SG&A for the second quarter of fiscal 2018 was unfavorably impacted by $27 million of growth investments to support new business wins, the impact of acquisitions including Futuris and the consolidation of a China affiliate of $12 million and the unfavorable impact of foreign currency of $12 million, partially offset by $38 million of lower overall administrative expenses. Certain of the lower administrative expenses in the second quarter of fiscal 2018 related to reduced discretionary spending and lower incentive compensation levels are not anticipated to recur as part of the annual run rate of SG&A. Refer to the segment analysis below for a discussion of segment profitability.
SG&A decreased by $11 million, or 3%, in the first six months of fiscal 2018 compared to the first six months of fiscal 2017. SG&A for the first six months of fiscal 2018 was favorably impacted by $82 million of lower overall administrative expenses, prior year separation costs of $10 million and prior year initial funding of the Adient foundation of $12 million, partially offset by $55 million of growth investments to support new business wins, the impact of acquisitions including Futuris and the consolidation of a China affiliate of $25 million and the unfavorable impact of foreign currency of $19 million. Certain of the lower administrative expenses in the first six months of fiscal 2018 related to reduced discretionary spending and lower incentive compensation levels are not anticipated to recur as part of the annual run rate of SG&A. Refer to the segment analysis below for a discussion of segment profitability.

Adient plc | Form 10-Q | 32

Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	Change	2017	2018	Change	2017
Restructuring and impairment costs	315	*	6	315	*	6

* Measure not meaningful
The increase in restructuring and impairment costs in both the second quarter and the first six months of fiscal 2018 as compared to the same periods in the previous year is primarily due to the $299 million goodwill impairment charge associated with the SS&M segment. Refer to Note 4, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for information related to the goodwill impairment charge during the second quarter of fiscal 2018. Refer to Note 10, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.
Equity Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	Change	2017	2018	Change	2017
Equity income	$85	-4%	$89	$181	-1%	$183
Equity income decreased in both the second quarter and the first six months of fiscal 2018 as compared to the same periods in the prior year primarily due to lower income at YFAI as a result of the first quarter impact of U.S. tax reform of $8 million along with unfavorable product mix, pricing pressures and certain operational issues, partially offset by higher volumes and improved performance at certain non-consolidated Seating affiliates in China along with the favorable impact of foreign currency. Refer to Note 13, "Nonconsolidated Partially-Owned Affiliates," of the notes to consolidated financial statements for further disclosure related to Adient's nonconsolidated partially-owned affiliates.
Net Financing Charge

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	Change	2017	2018	Change	2017
Net financing charges	$37	12%	$33	$70	3%	$68
The increase in net financing charges for both the second quarter and the first six months of fiscal 2018 as compared to the same periods in the prior year is primarily due to the increased use of Adient's revolving credit facility during fiscal 2018.
Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	Change	2017	2018	Change	2017
Income tax provision	$(28)	*	$37	$237	*	$65

* Measure not meaningful
For the three and six months ended March 31, 2018, Adient’s income tax expense (benefit) was $(28) million equating to an effective tax rate of 16% and $237 million equating to an effective tax rate of negative 232%, respectively. The three month income tax benefit was higher than the statutory rate impact of 12.5% primarily due to the goodwill impairment charge and foreign exchange. The six month income tax expense was higher than the statutory rate impact primarily due to the charge to recognize the impact of the U.S. tax reform legislation. For the three and six months ended March 31, 2017, Adient’s effective tax rates were 15%. The effective rates were higher than the statutory rate primarily due to foreign tax rate differentials and a tax law change in Hungary, partially offset by benefits from global tax planning.

Adient plc | Form 10-Q | 33

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed and enacted into law, and is effective for tax years beginning on or after January 1, 2018, with the exception of certain provisions. As a fiscal year taxpayer, Adient will not be subject to the majority of the provisions until fiscal year 2019, however the statutory tax rate reduction is effective January 1, 2018.

The Act reduces the U.S. corporate tax rate from 35% to 21%. Adient’s fiscal 2018 estimated annual effective tax rate reflects the benefit from the reduced rate of 24.5% resulting from the application of Internal Revenue Code, Section 15 which provides for a proration of the newly enacted rate during this fiscal year. This benefit is offset by a non-cash estimated tax expense of $150 million related to the remeasurement of Adient’s net deferred tax assets at the lower statutory rate, which could materially change, a non-cash estimated tax expense of $100 million related to recording a valuation allowance to reflect the reduced benefit Adient expects to realize as a result of being subject to the Base Erosion and Anti-avoidance Tax ("BEAT"), and an estimated cash tax expense of $8 million related to the transition tax imposed on previously untaxed earnings and profits. Adient is projecting that it will be subject to BEAT, a parallel tax system, for the foreseeable future.

In accordance with Staff Accounting Bulletin No. 118, Adient is disclosing the estimated income tax impact. Although the $258 million tax expense represents what Adient believes is a reasonable estimate of the impact of the income tax effects of the Act on its consolidated financial statements as of March 31, 2018, it is a provisional amount and will be impacted by Adient’s on-going analysis of the legislation and the full year fiscal 2018 financial results.

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

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	Change	2017	2018	Change	2017
Income attributable to noncontrolling interests	$25	4%	$24	$45	-2%	$46

The increase in income attributable to noncontrolling interests for the second quarter of fiscal 2018 when compared to the same period in the prior year was primarily attributable to the consolidation of a Seating affiliate in China. The decrease in income attributable to noncontrolling interests for the first six months of fiscal 2018 when compared to the same period in the prior year was primarily attributable to the impact of the U.S. tax reform at one of Adient's consolidated affiliates, partially offset by the consolidation of a Seating affiliate in China.
Net Income (Loss) Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	Change	2017	2018	Change	2017
Net income (loss) attributable to Adient	$(168)	*	$190	$(384)	*	$332

* Measure not meaningful
Net loss attributable to Adient was $168 million for the second quarter of fiscal 2018 compared to $190 million of net income attributable to Adient for the second quarter of fiscal 2017. The net loss in the second quarter of fiscal 2018 is primarily attributable to the net-of-tax goodwill impairment charge of $279 million related to SS&M and lower levels of profitability.
Net loss attributable to Adient was $384 million for the first six months of fiscal 2018 compared to $332 million of net income attributable to Adient for the first six months of fiscal 2017. The net loss for the first six months of fiscal 2018 is primarily attributable to the net-of-tax goodwill impairment charge of $279 million related to SS&M, lower levels of profitability and a current year tax charge of $258 million related to the impact of U.S. tax reform legislation.

Adient plc | Form 10-Q | 34

Comprehensive Income Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	Change	2017	2018	Change	2017
Comprehensive income (loss) attributable to Adient	$(26)	*	$289	$(181)	*	$(18)

* Measure not meaningful
Comprehensive loss attributable to Adient was $26 million for the second quarter of fiscal 2018 compared to $289 million of comprehensive income attributable to Adient for the second quarter of fiscal 2017. The comprehensive loss attributable to Adient in the second quarter of fiscal 2018 was primarily due to lower net income attributable to Adient ($358 million), partially offset by the favorable impact of foreign currency ($44 million). The year-over-year favorable foreign currency impact was primarily driven by the strengthening of the Euro and Chinese yuan against the U.S. dollar.
The increase in comprehensive loss attributable to Adient for the first six months of fiscal 2018 as compared to the first six months of fiscal 2017 was primarily due to lower net income attributable to Adient ($716 million), partially offset by the favorable impact of foreign currency ($562 million). The year-over-year favorable foreign currency impact was primarily driven by the strengthening of the Euro and Chinese yuan against the U.S. dollar.
Segment Analysis
During the second quarter of fiscal 2018, Adient restructured certain of its management organization in response to the challenges faced in the seat structures and mechanisms business, resulting in a realignment of its reportable segments. Adient also began using an adjusted EBITDA metric to assess the performance of its segments and ceased allocating certain corporate-related costs to its segments. Prior period segment information has been recast to align with this change in organizational structure, the use of a new performance metric and to reflect unallocated corporate-related costs. Pursuant to this change, Adient now operates in the following three reportable segments for financial reporting purposes:

•	Seating: This segment produces complete seat systems for automotive and other mobility applications, as well as certain components of complete seat systems, such as foam, trim and fabric.

•	Seat Structures & Mechanisms (SS&M): This segment produces seat structures and mechanisms for inclusion in complete seat systems that are produced by Adient or others.

•
Interiors: This segment, derived from Adient's global automotive interiors joint ventures, produces instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other products.

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, qualified restructuring and impairment costs, restructuring related-costs, incremental "Becoming Adient" costs, separation costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items ("Adjusted EBITDA"). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.

Adient plc | Form 10-Q | 35

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	Change	2017 (1)	2018	Change	2017 (1)
Net Sales
Seating	$4,132	8%	$3,825	$7,928	5%	$7,517
SS&M	797	5%	756	1,515	6%	1,427
Eliminations	(333)		(380)	(643)		(717)
Total net sales	$4,596		$4,201	$8,800		$8,227

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	Change	2017 (1)	2018	Change	2017 (1)
Adjusted EBITDA
Seating	$411	3%	$398	$766	1%	$762
SS&M	(34)	*	40	(116)	*	47
Interiors	12	-45%	22	37	-29%	52
Corporate-related costs (2)	(26)		(39)	(57)		(70)
Becoming Adient costs (3)	(19)		(23)	(38)		(38)
Separation costs (4)	—		—	—		(10)
Restructuring and impairment costs	(315)		(6)	(315)		(6)
Purchase accounting amortization (5)	(18)		(9)	(35)		(19)
Restructuring related charges (6)	(12)		(10)	(23)		(18)
Depreciation (7)	(99)		(78)	(193)		(161)
Stock based compensation (8)	(12)		(11)	(22)		(15)
Other items (9)	(22)		—	(36)		(13)
Earnings before interest and income taxes	(134)		284	(32)		511
Net financing charges	(37)		(33)	(70)		(68)
Income before income taxes	$(171)		$251	$(102)		$443

* Measure not meaningful

Adient plc | Form 10-Q | 36

(1)
Amounts presented have been revised from what was previously reported to correctly report net sales, equity income and total assets as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".

(2)
Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal, finance and marketing. The lower levels of corporate-related costs in fiscal 2018 compared to fiscal 2017 primarily relate to reduced discretionary spending and lower levels of incentive compensation. These lower levels of expenses are not anticipated to recur as part of the annual run rate of SG&A.

(3)
Reflects incremental expenses associated with becoming an independent company, including non-cash costs of $5 million and $11 million in the three and six months ended March 31, 2018, respectively, and non-cash costs of $6 million and $19 million in the three and six months ended March 31, 2017, respectively.

(4)	Reflects expenses associated with and incurred prior to the separation from the former Parent.
(5)	Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(6)	Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(7)
For the six months ended March 31, 2018, depreciation excludes $4 million, which is included in restructuring related charges discussed above. For the six months ended March 31, 2017, depreciation excludes $3 million which is included in Becoming Adient costs discussed above.

(8)	For the six months ended March 31, 2018 and 2017, stock based compensation excludes $8 million and $7 million, respectively. These amounts are included in Becoming Adient costs discussed above.
(9)
Reflects $8 million of out of period adjustments, $7 million of integration-related costs associated with Futuris and $7 million of non-recurring consulting fees related to SS&M for the three months ended March 31, 2018. In addition to these items, $8 million for the U.S. tax reform impact at YFAI and $6 million of integration-related costs associated with Futuris are included in the six months ended March 31, 2018. Reflects primarily $12 million of initial funding of the Adient foundation for the six months ended March 31, 2017.

Seating

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	Change	2017	2018	Change	2017
Net sales	$4,132	8%	$3,825	$7,928	5%	$7,517
Adjusted EBITDA	$411	3%	$398	$766	1%	$762
Net sales increased during the second quarter of fiscal 2018 by $307 million due to the favorable impact of foreign currency ($239 million), the impact of acquisitions including Futuris and the consolidation of a China affiliate ($234 million), partially offset by lower volumes ($150 million) and net pricing reductions ($16 million). The decrease in volumes is primarily attributable to North America resulting from capital constraints prior to 2016 and the winddown of certain plants and related expiring programs along with other economic factors.
Adjusted EBITDA increased for the second quarter of fiscal 2018 by $13 million due to the impact of acquisitions including Futuris and the consolidation of a China affiliate ($29 million), the favorable impact of foreign currency ($26 million), lower administrative expenses ($22 million) and higher equity income ($6 million), partially offset by growth investments to support new business wins ($36 million), lower volumes in certain regions ($20 million), unfavorable net material economics ($10 million) and an increase in other operating costs ($4 million).
Net sales increased during the first six months of fiscal 2018 by $411 million primarily due to the impact of acquisitions including Futuris and the consolidation of a China affiliate ($469 million), the favorable impact of foreign currency ($346 million), partially offset by lower volumes ($394 million) and net pricing reductions ($10 million). The decrease in volumes is primarily attributable to North America resulting from capital constraints prior to 2016 and the winddown of certain plants and related expiring programs along with other economic factors.
Adjusted EBITDA increased for the first six months of fiscal 2018 by $4 million due to lower administrative expenses ($76 million), the impact of acquisitions including Futuris and the consolidation of a China affiliate ($55 million), the favorable impact of foreign currency ($32 million) and higher equity income ($15 million), partially offset by growth investments to support new business wins ($67 million), lower volumes in certain regions ($56 million), an increase in other operating costs ($39 million) and unfavorable net material economics ($12 million).

Adient plc | Form 10-Q | 37

SS&M

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	Change	2017	2018	Change	2017
Net sales	$797	5%	$756	$1,515	6%	$1,427
Adjusted EBITDA	(34)	*	40	(116)	*	47

* Measure not meaningful
Net sales increased during the second quarter of fiscal 2018 by $41 million primarily due to the favorable impact of foreign currency ($46 million) and certain material economic recoveries ($9 million), partially offset by net pricing reductions ($10 million) and lower volumes ($4 million).
Adjusted EBITDA decreased for the second quarter of fiscal 2018 by $74 million due to continued higher operating costs related to launch inefficiencies, premium freight, steel supply constraints and cost of customer interruptions ($58 million), the impact of net pricing reductions ($14 million), unfavorable net material economics ($9 million), growth investments to support new business wins ($5 million) and lower equity income ($3 million), partially offset by lower administrative expenses ($8 million), the favorable impact of foreign currency ($4 million) and favorable product mix ($3 million).
Net sales increased during the first six months of fiscal 2018 by $88 million primarily due to the favorable impact of foreign currency ($66 million) and certain material economic recoveries ($19 million) and higher volumes ($13 million), partially offset by net pricing reductions ($10 million).
Adjusted EBITDA decreased for the first six months of fiscal 2018 by $163 million due to higher operating costs related to launch inefficiencies, premium freight, steel supply constraints and cost of customer interruptions ($149 million), the impact of net pricing reductions ($16 million), unfavorable net material economics ($11 million) and growth investments to support new business wins ($9 million), partially offset by lower administrative expenses ($14 million), the favorable impact of foreign currency ($5 million) and favorable product mix ($3 million).
Interiors

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	Change	2017	2018	Change	2017
Adjusted EBITDA	12	-45%	22	37	-29%	52
Adjusted EBITDA decreased for the second quarter of fiscal 2018 by $10 million, primarily attributable to unfavorable product mix, pricing pressures and certain operational issues within the YFAI business ($12 million), partially offset by the favorable impact of foreign currency ($2 million).
Adjusted EBITDA decreased for the first six months of fiscal 2018 by $15 million, primarily attributable to unfavorable product mix, pricing pressures and certain operational issues within the YFAI business ($18 million), partially offset by the favorable impact of foreign currency ($3 million).
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

Adient plc | Form 10-Q | 38

Sources of Cash Flows

	Six Months Ended March 31,
(in millions)	2018	2017
Cash provided (used) by operating activities	$(150)	$143
Cash provided (used) by investing activities	(269)	(293)
Cash provided (used) by financing activities	45	782
Capital expenditures	(266)	(302)

Operating Cash Flows

The decrease in operating cash flows is primarily attributable to overall lower levels of profitability and unfavorable changes in working capital, specifically higher levels of accounts receivable and elevated levels of restructuring and income tax spend. See also the working capital section below for further information on changes in working capital.

Investing Cash Flows

The decrease in cash used by investing activities is primarily attributable to lower levels of capital expenditures due to prior year capital investments for higher levels of program spending on product launches and other capital costs associated with becoming an independent company. See supplemental segment information below for capital expenditures by segment.

Financing Cash Flows

The decrease in cash provided by financing activities is primarily due to prior year funding by the former Parent related to working capital, capital expenditures and to establish opening cash balances for Adient at October 31, 2016.

Working capital

(in millions)	March 31, 2018	September 30, 2017
Current assets	$4,596	$4,499
Current liabilities	4,435	4,328
Working capital	$161	$171

The decrease in working capital of $10 million is primarily due to cash outlays during the first and second quarters of fiscal 2018 associated with the timing of accounts payable outflows, compensation related payouts, established restructuring plan payouts and income tax payments, offset by increases in accounts receivable as a result of higher levels of net sales.

Adient plc | Form 10-Q | 39

Supplemental Segment Information

Fiscal 2018

	Three Months Ended December 31, 2017
(in millions)	Seating	SS&M	Interiors	Reconciling Items (1)	Consolidated
Net sales	$3,796	$718	$—	$(310)	$4,204
Adjusted EBITDA	$355	$(82)	$25	$(31)	n/a
Equity income	$72	$12	$25	$(13)	$96
Depreciation	$52	$41	$—	$3	$96
Capital expenditures	$72	$71	$—	$—	$143

	Three Months Ended March 31, 2018
(in millions)	Seating	SS&M	Interiors	Reconciling Items (1)	Consolidated
Net sales	$4,132	$797	$—	$(333)	$4,596
Adjusted EBITDA	$411	$(34)	$12	$(26)	n/a
Equity income	$72	$9	$12	$(8)	$85
Depreciation	$53	$45	$—	$3	$101
Capital expenditures	$58	$65	$—	$—	$123

	Six Months Ended March 31, 2018
(in millions)	Seating	SS&M	Interiors	Reconciling Items (1)	Consolidated
Net sales	$7,928	$1,515	$—	$(643)	$8,800
Adjusted EBITDA	$766	$(116)	$37	$(57)	n/a
Equity income	$144	$21	$37	$(21)	$181
Depreciation	$105	$86	$—	$6	$197
Capital expenditures	$130	$136	$—	$—	$266

Fiscal 2017

	Three Months Ended December 31, 2016
(in millions)	Seating	SS&M	Interiors	Reconciling Items (1)	Consolidated
Net sales	$3,692	$671	$—	$(337)	$4,026
Adjusted EBITDA	$364	$7	$30	$(31)	n/a
Equity income	$60	$9	$30	$(5)	$94
Depreciation	$49	$34	$—	$—	$83
Capital expenditures	$111	$71	$—	$25	$207

Adient plc | Form 10-Q | 40

	Three Months Ended March 31, 2017
(in millions)	Seating	SS&M	Interiors	Reconciling Items (1)	Consolidated
Net sales	$3,825	$756	$—	$(380)	$4,201
Adjusted EBITDA	$398	$40	$22	$(39)	n/a
Equity income	$62	$10	$22	$(5)	$89
Depreciation	$42	$34	$—	$5	$81
Capital expenditures	$40	$53	$—	$2	$95

	Three Months Ended June 30, 2017
(in millions)	Seating	SS&M	Interiors	Reconciling Items (1)	Consolidated
Net sales	$3,620	$713	$—	$(326)	$4,007
Adjusted EBITDA	$413	$31	$19	$(39)	n/a
Equity income	$70	$9	$19	$(7)	$91
Depreciation	$45	$37	$—	$2	$84
Capital expenditures	$59	$56	$—	$—	$115

	Three Months Ended September 30, 2017
(in millions)	Seating	SS&M	Interiors	Reconciling Items (1)	Consolidated
Net sales	$3,605	$670	$—	$(296)	$3,979
Adjusted EBITDA	$403	$4	$22	$(39)	n/a
Equity income	$72	$9	$22	$145	$248
Depreciation	$47	$40	$—	$2	$89
Capital expenditures	$81	$79	$—	$—	$160

	Twelve Months Ended September 30, 2017
(in millions)	Seating	SS&M	Interiors	Reconciling Items (1)	Consolidated
Net sales	$14,742	$2,810	$—	$(1,339)	$16,213
Adjusted EBITDA	$1,578	$82	$93	$(148)	n/a
Equity income	$264	$37	$93	$128	$522
Depreciation	$183	$145	$—	$9	$337
Capital expenditures	$291	$259	$—	$27	$577
(1) Reconciling items consist of eliminations, corporate-related costs and other reconciling items to arrive at consolidated totals.

Restructuring and Impairment Costs
Adient committed to a restructuring plan in fiscal 2018 to drive cost efficiencies and to balance our global production against demand and recorded $38 million of restructuring costs in the consolidated statement of income that was offset by underspend in prior years by $22 million. The restructuring actions related to cost reduction initiatives in the Seating and SS&M segments. The costs consist primarily of workforce reductions and plant closures. The restructuring actions are expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $35 million at March 31, 2018 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2017 to drive cost efficiencies and to balance our global production against demand and recorded $46 million of restructuring and impairment costs in the consolidated statement of income. The restructuring actions related to cost reduction initiatives in the Seating segment. The costs consist primarily of workforce reductions and plant

Adient plc | Form 10-Q | 41

closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2017 restructuring plan will reduce annual operating costs by approximately $20 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 60%-65% will result in net savings. Adient expects that savings, net of execution costs, will partially be achieved in fiscal year 2018 and the full annual benefit of these actions is expected in fiscal 2019. The restructuring actions are expected to be substantially complete in fiscal 2020. The restructuring plan reserve balance of $30 million at March 31, 2018 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2016 (the "2016 Plan) to drive cost efficiencies and to balance our global production against demand and recorded $332 million of restructuring and impairment costs in the consolidated statement of income. The restructuring actions related to cost reduction initiatives primarily in the Seating and SS&M segments. The costs consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2016 restructuring plan will reduce annual operating costs by approximately $150 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense, of which approximately 70%-75% will result in net savings. For fiscal 2017, the savings, net of execution costs, were approximately 30% of the expected annual operating cost reduction. Adient expects that savings, net of execution costs, will partially be achieved in fiscal years 2018-2019 and the full annual benefit of these actions is expected in fiscal 2020. The restructuring actions are expected to be substantially complete in fiscal 2020. The restructuring plan reserve balance of $98 million at March 31, 2018 is expected to be paid in cash.

Since the announcement of the 2016 Plan in fiscal 2016, Adient has experienced lower employee severance and termination benefit cash payouts than previously calculated of approximately $17 million, due to changes in cost reduction actions. The planned workforce reductions disclosed for the 2016 Plan have been updated for Adient's revised actions.
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
Critical Accounting Estimates and Policies
See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the year ended September 30, 2017, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three and six months ended March 31, 2018.

New Accounting Pronouncements
See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2018, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the year ended September 30, 2017.

Adient plc | Form 10-Q | 42

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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three and six months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Adient plc | Form 10-Q | 43

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
There are no material changes from the risk factors as previously disclosed in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, except that Adient has updated the below risk factor to reflect recent developments. The following risk factor update supersedes the corresponding risk factor previously reported in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have a material adverse effect on Adient.

As a result of changes to U.S. administrative policy, there may be changes to existing trade agreements, like the North American Free Trade Agreement (NAFTA), greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the U.S., particularly tariffs on products manufactured in Mexico, among other possible changes. It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs, NAFTA or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where Adient currently manufactures and sells products, and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on Adient's business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities
None.
(b) Use of Proceeds
Not applicable.
(c) Repurchases of Equity Securities
There has been no share repurchase activity during the three months ended March 31, 2018.

Adient plc | Form 10-Q | 44

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

None.

Adient plc | Form 10-Q | 45

Item 6.	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Title
4.1
Guarantor Supplemental Indenture to the Euro Notes Indenture, dated as of June 19, 2017, by and among Adient Global Holdings Ltd, Adient Global Holdings S.à r.l., Adient Global Holdings Luxembourg S.à r.l., Adient Holding Ireland Limited and U.S. Bank National Association, as Trustee.

4.2
Guarantor Supplemental Indenture to the Dollar Notes Indenture, dated as of June 19, 2017, by and among Adient Global Holdings Ltd, Adient Global Holdings S.à r.l., Adient Global Holdings Luxembourg S.à r.l., Adient Holding Ireland Limited and U.S. Bank National Association, as Trustee.

4.3
Fourth Supplemental Indenture to the Euro Notes Indenture, dated as of January 29, 2018, by and among Adient Global Holdings Ltd, Adient Ltd, Adient UK Global Financing Ltd and U.S. Bank National Association, as Trustee.

4.4
Fourth Supplemental Indenture to the Dollar Notes Indenture, dated as of January 29, 2018, by and among Adient Global Holdings Ltd, Adient Ltd, Adient UK Global Financing Ltd and U.S. Bank National Association, as Trustee.

4.5
Guarantor Supplemental Indenture to the Euro Notes Indenture, dated as of March 20, 2018, by and among Adient Global Holdings Ltd, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Ltd party thereto.

4.6
Guarantor Supplemental Indenture to the Dollar Notes Indenture, dated as of March 20, 2018, by and among Adient Global Holdings Ltd, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Ltd party thereto.

10.1	Adient US LLC Executive Deferred Compensation Plan, as amended and restated March 12, 2018.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Adient plc | Form 10-Q | 46

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Chairman and Chief Executive Officer
Date:	May 7, 2018

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	May 7, 2018

Adient plc | Form 10-Q | 47