Form 10-Q
period 2018-06-30
Adient plc
filed 2018-07-30
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
At June 30, 2018, 93,371,798 ordinary shares were outstanding.

Adient plc | Form 10-Q | 1

Adient plc
Form 10-Q
For the Three and Nine Months Ended June 30, 2018

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Net sales	$4,494	$4,007	$13,294	$12,234
Cost of sales	4,248	3,636	12,562	11,134
Gross profit	246	371	732	1,100
Selling, general and administrative expenses	177	169	561	564
Restructuring and impairment costs	57	—	372	6
Equity income	87	91	268	274
Earnings (loss) before interest and income taxes	99	293	67	804
Net financing charges	39	31	109	99
Income (loss) before income taxes	60	262	(42)	705
Income tax provision (benefit)	(13)	39	224	104
Net income (loss)	73	223	(266)	601
Income (loss) attributable to noncontrolling interests	19	22	64	68
Net income (loss) attributable to Adient	$54	$201	$(330)	$533

Earnings per share:
Basic	$0.58	$2.15	$(3.54)	$5.69
Diluted	$0.58	$2.14	$(3.54)	$5.67

Cash dividends declared per share	$0.275	$—	$0.825	$0.275

Shares used in computing earnings per share:
Basic	93.4	93.4	93.3	93.6
Diluted	93.7	93.9	93.3	94.0

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net income (loss)	$73	$223	$(266)	$601
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(250)	131	(32)	(226)
Realized and unrealized gains (losses) on derivatives	(18)	3	(18)	12
Other comprehensive income (loss)	(268)	134	(50)	(214)
Total comprehensive income (loss)	(195)	357	(316)	387
Comprehensive income (loss) attributable to noncontrolling interests	4	23	64	71
Comprehensive income (loss) attributable to Adient	$(199)	$334	$(380)	$316

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	June 30, 2018	September 30, 2017
Assets
Cash and cash equivalents	$378	$709
Accounts receivable - net	2,234	2,224
Inventories	774	735
Other current assets	786	831
Current assets	4,172	4,499
Property, plant and equipment - net	2,402	2,502
Goodwill	2,216	2,515
Other intangible assets - net	501	543
Investments in partially-owned affiliates	1,764	1,793
Assets held for sale	66	—
Other noncurrent assets	1,217	1,318
Total assets	$12,338	$13,170
Liabilities and Shareholders' Equity
Short-term debt	$15	$36
Current portion of long-term debt	2	2
Accounts payable	2,851	2,958
Accrued compensation and benefits	324	444
Restructuring reserve	143	236
Other current liabilities	690	652
Current liabilities	4,025	4,328
Long-term debt	3,422	3,440
Pension and postretirement benefits	134	129
Other noncurrent liabilities	563	653
Long-term liabilities	4,119	4,222
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	41	28
Preferred shares issued, par value $0.001; 100,000,000 shares authorized Zero shares issued and outstanding at June 30, 2018	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 93,371,798 shares issued and outstanding at June 30, 2018	—	—
Additional paid-in capital	3,960	3,942
Retained earnings	327	734
Accumulated other comprehensive income (loss)	(447)	(397)
Shareholders' equity attributable to Adient	3,840	4,279
Noncontrolling interests	313	313
Total shareholders' equity	4,153	4,592
Total liabilities and shareholders' equity	$12,338	$13,170

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30,
(in millions)	2018	2017
Operating Activities
Net income (loss) attributable to Adient	$(330)	$533
Income attributable to noncontrolling interests	64	68
Net income (loss)	(266)	601
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	300	248
Amortization of intangibles	36	13
Pension and postretirement benefit expense (benefit)	(14)	3
Pension and postretirement contributions, net	8	(23)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $16 and $16, respectively)	10	(217)
Deferred income taxes	242	(9)
Non-cash impairment charges	351	—
Equity-based compensation	43	33
Other	7	3
Changes in assets and liabilities:
Receivables	(57)	81
Inventories	(54)	15
Other assets	(50)	48
Restructuring reserves	(108)	(144)
Accounts payable and accrued liabilities	(46)	(349)
Accrued income taxes	(162)	(3)
Cash provided (used) by operating activities	240	300
Investing Activities
Capital expenditures	(404)	(417)
Sale of property, plant and equipment	5	27
Changes in long-term investments	(4)	(6)
Loans to affiliates	(11)	—
Other	—	(2)
Cash provided (used) by investing activities	(414)	(398)
Financing Activities
Net transfers from (to) Parent prior to separation	—	606
Cash transferred from former Parent post separation	—	315
Increase (decrease) in short-term debt	(23)	(38)
Increase (decrease) in long-term debt	—	183
Repayment of long-term debt	(2)	(301)
Share repurchases	—	(40)
Cash dividends	(77)	(26)
Dividends paid to noncontrolling interests	(57)	(47)
Other	(3)	2
Cash provided (used) by financing activities	(162)	654
Effect of exchange rate changes on cash and cash equivalents	5	8
Increase (decrease) in cash and cash equivalents	(331)	564
Cash and cash equivalents at beginning of period	709	105
Cash and cash equivalents at end of period	$378	$669

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
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended June 30, 2018 and September 30, 2017, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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

Adient plc | Form 10-Q | 7

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	June 30, 2018	September 30, 2017
Current assets	$242	$232
Noncurrent assets	65	56
Total assets	$307	$288

Current liabilities	$220	$169
Total liabilities	$220	$169
Revisions
As disclosed in the fiscal 2017 Annual Report on Form 10-K, Adient revised previously reported results to correctly report equity income from a non-consolidated affiliate in the Seating segment related to engineering costs that were inappropriately capitalized. Adient also revised previously reported net sales and cost of sales to correctly report certain sales on a net versus gross basis in the Seating segment. The following tables disclose the quarterly impact for the three and nine months ended June 30, 2017 of such previously disclosed revisions. Adient assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements, and concluded that these misstatements were not material, individually or in the aggregate, to any previously issued financial statements. In accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the consolidated financial statements and notes to consolidated financial statements as of June 30, 2017 have been revised. The following tables show the impact of these revisions on impacted line items from Adient's consolidated financial statements.

	Consolidated Statements of Income (Loss)
	Three Months Ended June 30, 2017			Nine Months Ended June 30, 2017
(in millions, except per share data)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net sales	$4,017	$(10)	$4,007	$12,267	$(33)	$12,234
Cost of sales	3,646	(10)	3,636	11,167	(33)	11,134
Gross profit	371	—	371	1,100	—	1,100
Equity income	94	(3)	91	286	(12)	274
Earnings before interest and income taxes	296	(3)	293	816	(12)	804
Income before income taxes	265	(3)	262	717	(12)	705
Net income (loss)	226	(3)	223	613	(12)	601
Net income (loss) attributable to Adient	204	(3)	201	545	(12)	533

Earnings per share:
Basic	$2.18	$(0.03)	$2.15	$5.82	$(0.13)	$5.69
Diluted	$2.17	$(0.03)	$2.14	$5.80	$(0.13)	$5.67

Adient plc | Form 10-Q | 8

	Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended June 30, 2017			Nine Months Ended June 30, 2017
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Total comprehensive income (loss)	$360	$(3)	$357	$399	$(12)	$387
Comprehensive income (loss) attributable to Adient	337	(3)	334	328	(12)	316

	Consolidated Statements of Cash Flows
	Nine Months Ended June 30, 2017
(in millions)	As Reported	Adjustment	As Revised
Operating Activities
Net income (loss)	$613	$(12)	$601
Equity in earnings of partially-owned affiliates, net of dividends received	(229)	12	(217)
Cash provided (used) by operating activities	300	—	300
In the second quarter of fiscal 2018, Adient recorded expense of $8 million for an out of period adjustment, primarily impacting cost of goods sold, to correct a prior period error related to an unrecorded obligation. Adient has concluded that this adjustment was not material to previously reported financial statements nor to current or estimated full year fiscal 2018 results.

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Adient	$54	$201	$(330)	$533

Denominator:
Shares outstanding	93.4	93.4	93.3	93.6
Effect of dilutive securities	0.3	0.5	—	0.4
Diluted shares	93.7	93.9	93.3	94.0

Earnings per share:
Basic	$0.58	$2.15	$(3.54)	$5.69
Diluted	$0.58	$2.14	$(3.54)	$5.67
Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share. The impact of excluding antidilutive securities was insignificant for all periods presented.

Adient plc | Form 10-Q | 9

Receivables
Receivables consist of amounts billed and currently due from customers and revenues that have been recognized for accounting purposes but not yet billed to customers. Adient extends credit to customers in the normal course of business and maintains an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. The allowance for doubtful accounts is based on historical experience, existing economic conditions and any specific customer collection issues Adient has identified. Adient enters into supply chain financing programs in certain foreign jurisdictions to sell accounts receivable without recourse to third-party financial institutions. Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. During the third quarter of fiscal 2018, Adient entered into an additional €200 million accounts receivable transfer and servicing arrangement. As of June 30, 2018, $94 million has been funded under the program.

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

Adient plc | Form 10-Q | 10

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
Recently Issued Accounting Pronouncements
In June 2018, the FASB issues ASU No. 2018-08, "Not-For-Profit Entities (Topic 718): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made", which is intended to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments in ASU No. 2018-08 should assist entities in (1) evaluating whether transactions should be accounted for as contributions (nonreciprocal transaction) within the scope of Topic 958, Not-for-Profit Entities, or as exchange (reciprocal) transactions subject to other guidance and (2) determining whether a contribution is conditional. ASU No. 2018-08 will be effective for Adient for the quarter ending December 31, 2018, with early adoption permitted. Adient is currently assessing the potential impact of adopting this guidance on its consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU NO. 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU No. 2018-07 will be effective for Adient for the quarter ending December 31, 2019, with early adoption permitted, but no earlier than Adient's adoption of ASC 606. Adient is currently assessing the potential impact of adopting this guidance on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. In March 2016 the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016 the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016 the FASB issued ASU No. 2016-12, ‘‘Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,’’ each of which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. This guidance will be effective October 1, 2018 for Adient. The accounting changes under the new standard will require new processes and procedures to collect the data required for proper reporting and disclosure. Adient is undergoing its review of the impact of adopting this standard and is developing and executing an implementation plan which will include changes to internal processes and controls. Under current guidance, Adient generally recognizes revenue when products are shipped and risk of loss has transferred to the customer. Under the new standard, the customized nature of some of Adient's products combined with contractual provisions that provide an enforceable right to payment, may require Adient to recognize revenue prior to the product being shipped to the customer. Adient is also assessing pricing provisions contained in certain customer contracts. It is possible that pricing provisions contained in some of Adient's customer contracts may provide the customer with a material right, potentially resulting in a different allocation of the transaction price than under current guidance. Adient expects to expand disclosures in line with the requirements of the new standard. Adient anticipates applying the modified retrospective method which would require Adient to recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application.

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

Adient plc | Form 10-Q | 11

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

During the nine months ended June 30, 2018, Adient recorded certain measurement period adjustments related to Futuris which resulted in an increase to goodwill of $6 million. The impact of the Futuris acquisition on consolidated results include $130 million and $366 million of incremental net sales and an immaterial impact on net income for the three and nine months ended June 30, 2018, respectively. The impact of the Guangzhou Adient Automotive Seating Co., Ltd. ("GAAS") consolidation in July 2017 on consolidated results include $89 million and $252 million of incremental net sales and an immaterial impact on net income in the three and nine months ended June 30, 2018, respectively.

The purchase price allocations related to Futuris and GAAS are based on preliminary valuations to determine the fair value of the net assets as of the acquisition dates and are subject to final adjustments.

Assets held for sale

As of June 30, 2018, Adient committed to a plan to sell its Detroit, Michigan properties and its airplanes and is actively marketing the sale of these assets. As a result, these assets have been classified as assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in an impairment charge of $52 million within restructuring and impairment costs on the consolidated statement of income for the three months ended June 30, 2018, of which $42 million related to Seating assets and $10 million related to corporate assets. The impairment was measured using a market approach utilizing an appraisal to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of third-party appraisals.

3. Inventories

Inventories consisted of the following:

(in millions)	June 30, 2018	September 30, 2017
Raw materials and supplies	$570	$552
Work-in-process	37	37
Finished goods	167	146
Inventories	$774	$735

Adient plc | Form 10-Q | 12

4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Seating	SS&M	Total
Balance at September 30, 2017	$2,515	$—	$2,515
Business acquisitions	6	—	6
Realignment of goodwill	(299)	299	—
Impairment	—	(299)	(299)
Currency translation and other	(6)	—	(6)
Balance at June 30, 2018	$2,216	$—	$2,216

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

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	June 30, 2018			September 30, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$21	$(14)	$7	$30	$(15)	$15
Customer relationships	539	(92)	447	545	(64)	481
Trademarks	58	(29)	29	59	(26)	33
Miscellaneous	30	(12)	18	22	(8)	14
Total intangible assets	$648	$(147)	$501	$656	$(113)	$543

Amortization of other intangible assets for the nine months ended June 30, 2018 and 2017 was $36 million and $13 million, respectively.

Adient plc | Form 10-Q | 13

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
The changes in Adient's total product warranty liability are as follows:

	Nine Months Ended June 30,
(in millions)	2018	2017
Balance at beginning of period	$19	$13
Accruals for warranties issued during the period	2	2
Changes in accruals related to pre-existing warranties (including changes in estimates)	(6)	(1)
Settlements made (in cash or in kind) during the period	(4)	(5)
Balance at end of period	$11	$9

6. Debt and Financing Arrangements
Debt consisted of the following:

(in millions)	June 30, 2018	September 30, 2017
Long-term debt:
Term Loan A - LIBOR plus 1.75% due in 2021	$1,200	$1,200
4.875% Notes due in 2026	900	900
3.50% Notes due in 2024	1,162	1,180
European Investment Bank Loan - EURIBOR plus 0.90% due in 2022	192	195
Capital lease obligations	3	4
Other	1	1
Less: debt issuance costs	(34)	(38)
Gross long-term debt	3,424	3,442
Less: current portion	2	2
Net long-term debt	$3,422	$3,440
Net Financing Charges
Adient's net financing charges line item in the consolidated statements of income contained the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2018	2017	2018	2017
Interest expense, net of capitalized interest costs	$38	$31	$108	$96
Banking fees and debt issuance cost amortization	4	2	8	6
Interest income	(3)	(2)	(5)	(3)
Net foreign exchange	—	—	(2)	—
Net financing charges	$39	$31	$109	$99

Adient plc | Form 10-Q | 14

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2018 and September 30, 2017.
Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.
At June 30, 2018, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
Adient entered into cross-currency interest rate swaps in the second quarter of fiscal 2018 to selectively hedge portions of its net investment in Europe. The currency effects of the cross-currency interest rate swaps are reflected in the AOCI account within shareholders’ equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in Europe. At June 30, 2018, Adient had two cross-currency interest rate swaps outstanding totaling approximately €160 million designated as net investment hedges in Adient’s net investment in Europe.

Adient plc | Form 10-Q | 15

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	June 30, 2018	September 30, 2017	June 30, 2018	September 30, 2017
Other current assets
Foreign currency exchange derivatives	$2	$4	$2	$—
Other noncurrent assets
Foreign currency exchange derivatives	—	1	—	—
Equity swaps	—	—	—	3
Cross-currency interest rate swaps	13	—	—	—
Total assets	$15	$5	$2	$3

Other current liabilities
Foreign currency exchange derivatives	$22	$6	$—	$2
Other noncurrent liabilities
Foreign currency exchange derivatives	3	3	—	—
Equity swaps	—	—	2	—
Long-term debt
Foreign currency denominated debt	1,162	1,180	—	—
Total liabilities	$1,187	$1,189	$2	$2

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of both June 30, 2018 and September 30, 2017, no cash collateral was received or pledged under the master netting agreements.
The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	June 30, 2018	September 30, 2017	June 30, 2018	September 30, 2017
Gross amount recognized	$17	$8	$1,189	$1,191
Gross amount eligible for offsetting	(3)	(2)	(3)	(2)
Net amount	$14	$6	$1,186	$1,189
The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Foreign currency exchange derivatives	$(25)	$3	$(17)	$4

Adient plc | Form 10-Q | 16

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2018	2017	2018	2017
Foreign currency exchange derivatives	Cost of sales	$(2)	$(3)	$—	$(13)
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2018	2017	2018	2017
Foreign currency exchange derivatives	Cost of sales	$3	$(1)	$2	$(17)
Foreign currency exchange derivatives	Net financing charges	(3)	1	(5)	36
Equity swap	Selling, general and administrative	(7)	1	(22)	—
Total		$(7)	$1	$(25)	$19
The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $81 million and $27 million for the three and nine months ended June 30, 2018, respectively, and $(71) million and $(21) million for the three and nine months ended June 30, 2017. For the three and nine months ended June 30, 2018 and 2017, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

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

Adient plc | Form 10-Q | 17

Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$4	$—	$4	$—
Other noncurrent assets
Foreign currency exchange derivatives	—	—	—	—
Cross-currency interest rate swaps	13	—	13	—
Total assets	$17	$—	$17	$—
Other current liabilities
Foreign currency exchange derivatives	$22	$—	$22	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Equity swaps	2	—	2	—
Total liabilities	$27	$—	$27	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$4	$—	$4	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Equity swaps	3	—	3	—
Total assets	$8	$—	$8	$—
Other current liabilities
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$11	$—	$11	$—
Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2018 and September 30, 2017. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Adient plc | Form 10-Q | 18

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

9. Equity and Noncontrolling Interests

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings	Parent's Net Investment	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2016	$—	$—	$—	$4,452	$(276)	$4,176	$131	$4,307
Net income (loss)	—	—	468	65	—	533	50	583
Change in Parent's net investment	—	—	—	(880)	—	(880)	—	(880)
Transfers from former Parent	—	326	—	—	—	326	—	326
Reclassification of Parent's net investment and issuance of ordinary shares in connection with separation	—	3,637	—	(3,637)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(229)	(229)	2	(227)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	12	12	—	12
Dividends declared ($0.275 per share)	—	—	(26)	—	—	(26)	—	(26)
Repurchase and retirement of ordinary shares	—	(40)	—	—	—	(40)	—	(40)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(41)	(41)
Change in noncontrolling interest share	—	—	—	—	—	—	5	5
Share based compensation	—	9	—	—	—	9	—	9
Balance at June 30, 2017	$—	$3,932	$442	$—	$(493)	$3,881	$147	$4,028

Balance at September 30, 2017	$—	$3,942	$734	$—	$(397)	$4,279	$313	$4,592
Net income (loss)	—	—	(330)	—	—	(330)	45	(285)
Foreign currency translation adjustments	—	—	—	—	(32)	(32)	—	(32)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	(18)	(18)	—	(18)
Employee retirement plans	—	—	—	—	—	—	—	—
Dividends declared ($0.825 per share)	—	—	(77)	—	—	(77)	—	(77)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Change in noncontrolling interest share	—	—	—	—	—	—	1	1
Share based compensation	—	15	—	—	—	15	—	15
Other	—	3	—	—	—	3	—	3
Balance at June 30, 2018	$—	$3,960	$327	$—	$(447)	$3,840	$313	$4,153

The change in Parent's net investment during the fiscal quarter ended December 31, 2016 includes all intercompany activity with the former Parent prior to separation, including a $1.5 billion non-cash settlement.

In September 2017, Adient declared a dividend of $0.275 per ordinary share, which was paid in November 2017. In November 2017, Adient declared a dividend of $0.275 per ordinary share, which was paid in February 2018. In March 2018, Adient declared

Adient plc | Form 10-Q | 19

a dividend of $0.275 per ordinary share, which was paid in May 2018. In June 2018, Adient declared a dividend of $0.275 per ordinary share, which is payable in August 2018.

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2018	2017	2018	2017
Foreign currency translation adjustments
Balance at beginning of period	$(195)	$(619)	$(398)	$(260)
Aggregate adjustment for the period, net of tax	(235)	130	(32)	(229)
Balance at end of period	(430)	(489)	(430)	(489)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	3	(5)	3	(14)
Current period changes in fair value, net of tax	(20)	—	(18)	1
Reclassification to income, net of tax*	2	3	—	11
Balance at end of period	(15)	(2)	(15)	(2)
Pension and postretirement plans
Balance at beginning of period	7	(2)	(2)	(2)
Net reclassifications to AOCI	(9)	—	—	—
Balance at end of period	(2)	(2)	(2)	(2)
Accumulated other comprehensive income (loss), end of period	$(447)	$(493)	$(447)	$(493)
* Refer to Note 7, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

The following table presents changes in the redeemable noncontrolling interests:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2018	2017	2018	2017
Beginning balance	$39	$46	$28	$34
Net income	3	6	19	18
Foreign currency translation adjustments	(2)	1	—	1
Dividends	1	(31)	(7)	(31)
Change in noncontrolling interest share	—	—	1	—
Ending balance	$41	$22	$41	$22

Adient plc | Form 10-Q | 20

10. Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

In fiscal 2018, Adient committed to a restructuring plan ("2018 Plan") of $43 million that was offset by $17 million of underspend in the 2016 Plan and $5 million of underspend related to prior plan years. Of the restructuring costs recorded, $27 million relates to the SS&M segment and $16 million relates to the Seating segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2019.

The following table summarizes the changes in Adient's 2018 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Original Reserve	$43	$—	$—	$43
Utilized—cash	(7)	(2)	—	(9)
Utilized—noncash	—	—	(2)	(2)
Balance at June 30, 2018	$36	$(2)	$(2)	$32

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

Adient maintained $11 million of Futuris restructuring reserves as of September 30, 2017, all of which was paid during the three months ended December 31, 2017.

The following table summarizes the changes in Adient's 2017 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Original Reserve	$42	$4	$—	$46
Utilized—cash	(4)	(4)	—	(8)
Balance at September 30, 2017	38	—	—	38
Utilized—cash	(17)	—	—	(17)
Balance at June 30, 2018	$21	$—	$—	$21

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

Adient plc | Form 10-Q | 21

The following table summarizes the changes in Adient's 2016 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total
Original Reserve	$223	$87	$22	$—	$332
Utilized—cash	(29)	—	(1)	—	(30)
Utilized—noncash	—	(87)	—	(2)	(89)
Balance at September 30, 2016	194	—	21	(2)	213
Utilized—cash	(48)	—	(12)	—	(60)
Utilized—noncash	—	—	—	7	7
Balance at September 30, 2017	146	—	9	5	160
Noncash adjustment—underspend	(17)	—	—	—	(17)
Utilized—cash	(57)	—	(3)	—	(60)
Utilized—noncash	—	—	—	(1)	(1)
Balance at June 30, 2018	$72	$—	$6	$4	$82

Adient's fiscal 2018, 2017 and 2016 restructuring plans included workforce reductions of approximately 5,900. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2018, approximately 3,300 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included eighteen plant closures. As of June 30, 2018, fourteen of the eighteen plants have been closed.

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

11. Income Taxes
In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2018, Adient’s income tax expense (benefit) was $(13) million equating to an effective tax rate of negative 22% and $224 million equating to an effective tax rate of negative 533%, respectively. The three month income tax benefit was lower than the statutory rate impact of 12.5% primarily due to a decrease in the estimated annual effective tax rate and a held for sale asset impairment benefit, partially offset by foreign exchange. The nine month income tax expense was higher than the statutory rate impact primarily due to the charge to recognize the impact of the U.S. tax reform legislation. For the three and nine months ended June 30, 2017, Adient’s effective tax rates were 15%. The effective rates were higher than the statutory rate primarily due to foreign tax rate differentials and a tax law change in Hungary, partially offset by benefits from global tax planning.

Valuation Allowances

Adient reviews the realizability of its deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or combined group recording the net deferred tax asset are considered, along with any other positive or negative evidence. All of the factors that Adient considers in evaluating whether and when to establish or release all or a portion of the deferred tax asset valuation allowance involve significant judgment.

Adient plc | Form 10-Q | 22

Since future financial results may differ from previous estimates, periodic adjustments to Adient's valuation allowances may be necessary. If Adient's operating performance continues to be negatively impacted and actual results differ significantly from current or prior estimates, Adient may conclude that it is more likely than not that a material portion of our deferred tax assets will not be realized. As such, it is possible that a change to valuation allowances in certain jurisdictions may result in a material increase to income tax expense during the next twelve months. In addition, the effective tax rate in subsequent periods would also increase.

Uncertain Tax Positions

At June 30, 2018, Adient had gross tax effected unrecognized tax benefits of $184 million, essentially all of which, if recognized, would impact the effective tax rate. Total net accrued interest at June 30, 2018 was approximately $5 million (net of tax benefit). The interest and penalties accrued during the three and nine months ended June 30, 2018 was not material. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

In accordance with Staff Accounting Bulletin No. 118, Adient is disclosing the estimated income tax impact. Although the $258 million tax expense represents what Adient believes is a reasonable estimate of the impact of the income tax effects of the Act on its consolidated financial statements as of June 30, 2018, it is a provisional amount and will be impacted by Adient’s on-going analysis of the legislation and the full year fiscal 2018 financial results.

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

Other Tax Matters

During the third quarter of fiscal 2018, Adient recognized a pre-tax impairment charge of $52 million related to assets classified as held for sale. Refer to Note 2, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information. The tax benefit associated with the impairment charge was $15 million.

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

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2018	2017 (1)	2018	2017 (1)
Net Sales
Seating	$4,027	$3,620	$11,955	$11,137
SS&M	783	713	2,298	2,140
Eliminations	(316)	(326)	(959)	(1,043)
Total net sales	$4,494	$4,007	$13,294	$12,234

Adient plc | Form 10-Q | 24

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2018	2017 (1)	2018	2017 (1)
Adjusted EBITDA
Seating	$344	$413	$1,110	$1,175
SS&M	(18)	31	(134)	78
Interiors	19	19	56	71
Corporate-related costs (2)	(26)	(39)	(83)	(109)
Becoming Adient costs (3)	(12)	(20)	(50)	(58)
Separation costs (4)	—	—	—	(10)
Restructuring and impairment costs	(57)	—	(372)	(6)
Purchase accounting amortization (5)	(17)	(10)	(52)	(29)
Restructuring related charges (6)	(20)	(10)	(43)	(28)
Depreciation (7)	(101)	(83)	(294)	(244)
Stock based compensation (8)	(12)	(8)	(34)	(23)
Other items (9)	(1)	—	(37)	(13)
Earnings before interest and income taxes	99	293	67	804
Net financing charges	(39)	(31)	(109)	(99)
Income before income taxes	$60	$262	$(42)	$705

(1)
Amounts presented have been revised from what was previously reported to correctly report net sales, equity income and total assets as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".

(2)	Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal, finance and marketing.
(3)
Reflects incremental expenses associated with becoming an independent company, including non-cash costs of $1 million and $12 million in the three and nine months ended June 30, 2018, respectively, and non-cash costs of $4 million and $23 million in the three and nine months ended June 30, 2017, respectively.

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
(7)
For the nine months ended June 30, 2018, depreciation excludes $6 million, which is included in restructuring related charges discussed above. For the nine months ended June 30, 2017, depreciation excludes $4 million which is included in Becoming Adient costs discussed above.

(8)	For the nine months ended June 30, 2018 and 2017, stock based compensation excludes $9 million and $10 million, respectively. These amounts are included in Becoming Adient costs discussed above.
(9)
Reflects $6 million of integration-related costs associated with Futuris and $4 million of non-recurring consulting fees related to SS&M, partially offset by $9 million of income primarily related to the other post-employment benefits ("OPEB") plan termination for the three months ended June 30, 2018. In addition to these items, $13 million of integration-related costs associated with Futuris, $8 million for the U.S. tax reform impact at YFAI, $8 million of out of period adjustments and $7 million of non-recurring consulting fees related to SS&M are included in the nine months ended June 30, 2018. Reflects primarily $12 million of initial funding of the Adient foundation for the nine months ended June 30, 2017.

Adient plc | Form 10-Q | 25

13. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of June 30, 2018 and September 30, 2017. Equity in the net income of nonconsolidated partially-owned affiliates is stated in the "Equity income" line in the consolidated statements of income for the nine months ended June 30, 2018 and 2017.

Adient maintains total investments in partially-owned affiliates of $1.8 billion and $1.8 billion at June 30, 2018 and September 30, 2017, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Nine Months Ended June 30,
(in millions)	2018	2017 (1)
Net sales	$14,038	$12,890
Gross profit	$1,689	$1,588
Operating income	$773	$880
Net income	$624	$772
Net income attributable to the entity	$609	$724

(1)
Amounts presented have been revised from what was previously reported, as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies". The engineering recovery revisions decreased operating income, net income and net income attributable to the entity by $24 million for the nine months ended June 30, 2017.

14. Commitments and Contingencies

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $8 million at June 30, 2018 and $9 million September 30, 2017. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

	Nine Months Ended June 30,
(in millions)	2018	2017
Net sales	$303	$300
Cost of sales	467	377
The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)	June 30, 2018	September 30, 2017
Accounts receivable	$121	$129
Accounts payable	170	104
Loans to affiliates	(11)	—

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
Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient's control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the impact of tax reform legislation through the Tax Cuts and Jobs Act, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, the ability of Adient to execute its SS&M strategy, the ability of Adient to identify, recruit, and retain key leadership, the ability of Adient to meet debt service requirements, the availability and terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, cancellation of or changes to commercial arrangements and the ability of Adient Aerospace to successfully implement its strategic initiatives or realize the expected benefits of the joint venture. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part I, Item 1A of the which are incorporated herein by reference. The following discussion should be read in conjunction with Adient's Annual Report on Form 10-K (the “Form 10-K”) for the year ended September 30, 2017 filed with the U.S. Securities and Exchange Commission (the "SEC"). The following discussion should be read in conjunction with the Form 10-K and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
SS&M
The SS&M segment produces seat structures and mechanisms for inclusion in complete seat systems that are produced by Adient or others.

Interiors

The Interiors segment, derived from Adient's global automotive interiors joint ventures, produces instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other products.

Global Automotive Industry

Adient conducts its business in the automotive industry, which is highly competitive and sensitive to economic conditions. In the third quarter of fiscal 2018, South America, China, Europe and Asia experienced growth while production in North America saw decreases due to varying economic, political and social factors. During the first nine months of fiscal 2018, South America, China, Asia and Europe experienced growth while North America saw decreases due to varying economic, political and social factors.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended June 30			Nine Months Ended June 30,
(units in millions)	2018	Change	2017	2018	Change	2017
Global	23.6	4.0%	22.7	72.2	1.0%	71.5
North America	4.4	-2.2%	4.5	12.9	-2.3%	13.2
South America	0.9	12.5%	0.8	2.6	8.3%	2.4
Europe	6.2	3.3%	6.0	18.2	0.6%	18.1
China	6.6	8.2%	6.1	21.8	2.3%	21.3
Asia, excluding China, and Other	5.5	3.8%	5.3	16.7	1.2%	16.5

Source: IHS Automotive, July 2018

Financial Results Summary
Significant aspects of Adient's financial results for the three and nine months of fiscal 2018 include the following:

•
Adient recorded net sales of $4,494 million for the third quarter of fiscal 2018, representing an increase of $487 million when compared to the third quarter of fiscal 2017. Adient recorded net sales of $13,294 million for the first nine months of fiscal 2018, representing an increase of $1,060 million when compared to the first nine months of fiscal 2017. The increase in net sales for all periods is primarily due to the impact of the Futuris acquisition, the consolidation of a China affiliate and the favorable impact of foreign currency.

Adient plc | Form 10-Q | 29

•
Gross profit was $246 million, or 5% of net sales, for the third quarter of fiscal 2018 compared to $371 million, or 9% of net sales, for the third quarter of fiscal 2017. Gross profit was $732 million, or 6% of net sales, for the first nine months of fiscal 2018 compared to $1,100 million, or 9% of net sales, for the first nine months of fiscal 2017. Profitability, including gross profit as a percentage of net sales, was lower primarily due to continued operational and launch inefficiencies, premium freight, higher commodity prices, steel supply constraints and cost of customer interruptions related to SS&M, partially offset by the impact of the Futuris acquisition and the consolidation of a China affiliate.

•
Equity income was $87 million for the third quarter of fiscal 2018, which is $4 million lower compared to the third quarter of fiscal 2017 due primarily to lower income at non-consolidated Seating affiliates. Equity income was $268 million for the first nine months of fiscal 2018, which is $6 million lower compared to the first nine months of fiscal 2017. The decreases during fiscal 2018 were primarily due to the first quarter impact of U.S tax reform of $8 million along with lower operating margins at YFAI, partially offset by higher income at non-consolidated Seating affiliates.

•
Net income attributable to Adient was $54 million for the third quarter of fiscal 2018, compared to $201 million of net income attributable to Adient for the third quarter of fiscal 2017. The decrease is primarily attributable to overall lower profitability and the net-of-tax impairment charge of $37 million related to assets held for sale. Net loss attributable to Adient was $330 million for the first nine months of fiscal 2018, compared to $533 million of net income attributable to Adient for the first nine months of fiscal 2017. The net loss for the first nine months of fiscal 2018 is primarily attributable to the net-of-tax goodwill impairment charge of $279 million related to SS&M, lower levels of profitability, a current year tax charge of $258 million related to the impact of U.S. tax reform legislation and the net-of-tax asset impairment charge of $37 million related to assets held for sale.

Adient plc | Form 10-Q | 30

Consolidated Results of Operations

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	Change	2017 (1)	2018	Change	2017 (1)
Net sales	$4,494	12%	$4,007	$13,294	9%	$12,234
Cost of sales	4,248	17%	3,636	12,562	13%	11,134
Gross profit	246	-34%	371	732	-33%	1,100
Selling, general and administrative expenses	177	5%	169	561	-1%	564
Restructuring and impairment costs	57	*	—	372	*	6
Equity income	87	-4%	91	268	-2%	274
Earnings (loss) before interest and income taxes	99	-66%	293	67	-92%	804
Net financing charges	39	26%	31	109	10%	99
Income (loss) before income taxes	60	-77%	262	(42)	*	705
Income tax provision (benefit)	(13)	*	39	224	*	104
Net income (loss)	73	-67%	223	(266)	*	601
Income (loss) attributable to noncontrolling interests	19	-14%	22	64	-6%	68
Net income (loss) attributable to Adient	$54	-73%	$201	$(330)	*	$533

(1) As disclosed in the fiscal 2017 Annual Report on Form 10-K, prior year amounts have been revised to correct for misstatements as described in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in the accompanying notes to the consolidated financial statements.

* Measure not meaningful
Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	Change	2017	2018	Change	2017
Net sales	$4,494	12%	$4,007	$13,294	9%	$12,234
Net sales increased by $487 million, or 12%, in the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017 primarily due to the impact of acquisitions including Futuris and the consolidation of a China affiliate of $250 million, the favorable foreign currency impact of $141 million and overall higher volumes in North America and Europe.
Net sales increased by $1,060 million, or 9%, in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017 primarily due to the impact of acquisitions including Futuris and the consolidation of a China affiliate of $719 million and the favorable foreign currency impact of $553 million, partially offset by overall lower volumes. Refer to the segment analysis below for a discussion of segment net sales.
Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	Change	2017	2018	Change	2017
Cost of sales	$4,248	17%	$3,636	$12,562	13%	$11,134
Gross profit	$246	-34%	$371	$732	-33%	$1,100
% of sales	5.5%		9.3%	5.5%		9.0%
Cost of sales increased by $612 million, or 17%, in the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017 primarily as a result of higher volumes, the impact of acquisitions including Futuris and the consolidation of a China affiliate of $224 million and the unfavorable foreign currency impact of $137 million. Gross profit decreased by $125 million, or 34% in the

Adient plc | Form 10-Q | 31

third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017 primarily due to ongoing operating inefficiencies, partially offset by the impact of acquisitions including Futuris and the consolidation of a China affiliate. Refer to the segment analysis below for a discussion of segment profitability.
Cost of sales increased by $1,428 million, or 13%, in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017 primarily as a result of the impact of acquisitions including Futuris and the consolidation of a China affiliate of $642 million and the unfavorable foreign currency impact of $512 million. Gross profit decreased by $368 million, or 33% in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017 primarily due to ongoing operating inefficiencies, partially offset by the impact of acquisitions including Futuris and the consolidation of a China affiliate. Refer to the segment analysis below for a discussion of segment profitability.
Selling, General and Administrative Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	Change	2017	2018	Change	2017
Selling, general and administrative expenses	$177	5%	$169	$561	-1%	$564
% of sales	3.9%		4.2%	4.2%		4.6%
Selling, general and administrative expenses (SG&A) increased by $8 million, or 5%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. SG&A for the third quarter of fiscal 2018 was unfavorably impacted by $24 million of growth investments to support new business wins, the impact of acquisitions including Futuris and the consolidation of a China affiliate of $15 million and the unfavorable impact of foreign currency of $8 million, partially offset by $38 million of lower overall administrative expenses. Certain of the lower administrative expenses in the third quarter of fiscal 2018 related to reduced discretionary spending and lower incentive compensation levels are not anticipated to recur as part of the annual run rate of SG&A. Refer to the segment analysis below for a discussion of segment profitability.
SG&A decreased by $3 million, or 1%, in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. SG&A for the first nine months of fiscal 2018 was favorably impacted by $120 million of lower overall administrative expenses, prior year separation costs of $10 million and prior year initial funding of the Adient foundation of $12 million, partially offset by $79 million of growth investments to support new business wins, the impact of acquisitions including Futuris and the consolidation of a China affiliate of $40 million and the unfavorable impact of foreign currency of $27 million. Certain of the lower administrative expenses in the first nine months of fiscal 2018 related to reduced discretionary spending and lower incentive compensation levels are not anticipated to recur as part of the annual run rate of SG&A. Refer to the segment analysis below for a discussion of segment profitability.
Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	Change	2017	2018	Change	2017
Restructuring and impairment costs	$57	*	$—	$372	*	$6

* Measure not meaningful
The increase in restructuring and impairment costs in the third quarter of 2018 when compared to the same period in 2017 is primarily related to an asset impairment charge of $52 million related to assets held for sale. The increase in restructuring and impairment costs in the first nine months of fiscal 2018 as compared to the same period in the previous year is primarily due to the $299 million goodwill impairment charge associated with the SS&M segment. Refer to Note 2, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for information related to the assets held for sale. Refer to Note 4, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for information related to the goodwill impairment charge during the second quarter of fiscal 2018. Refer to Note 10, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Adient plc | Form 10-Q | 32

Equity Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	Change	2017	2018	Change	2017
Equity income	$87	-4%	$91	$268	-2%	$274
Equity income was $87 million for the third quarter of fiscal 2018, which is $4 million lower compared to the third quarter of fiscal 2017 due primarily to lower income at non-consolidated Seating affiliates including the impact of the China JV consolidation. Equity income was $268 million for the first nine months of fiscal 2018, which is $6 million lower compared to the first nine months of fiscal 2017. The decreases during fiscal 2018 were primarily due to the first quarter impact of U.S tax reform of $8 million along with lower operating margins at YFAI and the impact of the China JV consolidation, partially offset by higher income at non-consolidated Seating affiliates. Refer to Note 13, "Nonconsolidated Partially-Owned Affiliates," of the notes to consolidated financial statements for further disclosure related to Adient's nonconsolidated partially-owned affiliates.
Net Financing Charge

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	Change	2017	2018	Change	2017
Net financing charges	$39	26%	$31	$109	10%	$99
The increase in net financing charges for both the third quarter and the first nine months of fiscal 2018 as compared to the same periods in the prior year is primarily due to the increased use of Adient's revolving credit facility during fiscal 2018.
Income Tax Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	Change	2017	2018	Change	2017
Income tax provision	$(13)	*	$39	$224	*	$104

* Measure not meaningful
For the three and nine months ended June 30, 2018, Adient’s income tax expense (benefit) was $(13) million equating to an effective tax rate of negative 22% and $224 million equating to an effective tax rate of negative 533%, respectively. The three month income tax benefit was lower than the statutory rate impact of 12.5% primarily due to a decrease in the estimated annual effective tax rate and a held for sale asset impairment benefit, partially offset by foreign exchange. The nine month income tax expense was higher than the statutory rate impact primarily due to the charge to recognize the impact of the U.S. tax reform legislation. For the three and nine months ended June 30, 2017, Adient’s effective tax rates were 15%. The effective rates were higher than the statutory rate primarily due to foreign tax rate differentials and a tax law change in Hungary, partially offset by benefits from global tax planning.

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

In accordance with Staff Accounting Bulletin No. 118, Adient is disclosing the estimated income tax impact. Although the $258 million tax expense represents what Adient believes is a reasonable estimate of the impact of the income tax effects of the Act on

Adient plc | Form 10-Q | 33

its consolidated financial statements as of June 30, 2018, it is a provisional amount and will be impacted by Adient’s on-going analysis of the legislation and the full year fiscal 2018 financial results.

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

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	Change	2017	2018	Change	2017
Income attributable to noncontrolling interests	$19	-14%	$22	$64	-6%	$68

The decrease in income attributable to noncontrolling interests for the third quarter of fiscal 2018 when compared to the same period in the prior year was primarily attributable to lower income at certain Seating affiliates, partially offset by the consolidation of a Seating affiliate in China. The decrease in income attributable to noncontrolling interests for the first nine months of fiscal 2018 when compared to the same period in the prior year was primarily attributable to the impact of the U.S. tax reform at one of Adient's consolidated affiliates and lower income at certain Seating affiliates, partially offset by the consolidation of a Seating affiliate in China.
Net Income (Loss) Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	Change	2017	2018	Change	2017
Net income (loss) attributable to Adient	$54	-73%	$201	$(330)	*	$533

* Measure not meaningful
Net income attributable to Adient was $54 million for the third quarter of fiscal 2018 compared to $201 million of net income attributable to Adient for the third quarter of fiscal 2017. The decrease in net income in the third quarter of fiscal 2018 is primarily attributable to overall lower levels of profitability and a net-of-tax asset impairment charge of $37 million related to assets held for sale.
Net loss attributable to Adient was $330 million for the first nine months of fiscal 2018 compared to $533 million of net income attributable to Adient for the first nine months of fiscal 2017. The net loss for the first nine months of fiscal 2018 is primarily attributable to the net-of-tax goodwill impairment charge of $279 million related to SS&M, a current year tax charge of $258 million related to the impact of U.S. tax reform legislation, overall lower levels of profitability and a net-of-tax asset impairment charge of $37 million related to assets held for sale.
Comprehensive Income Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	Change	2017	2018	Change	2017
Comprehensive income (loss) attributable to Adient	$(199)	*	$334	$(380)	*	$316

* Measure not meaningful
Comprehensive loss attributable to Adient was $199 million for the third quarter of fiscal 2018 compared to $334 million of comprehensive income attributable to Adient for the third quarter of fiscal 2017. The comprehensive loss attributable to Adient in the third quarter of fiscal 2018 was primarily due to lower net income attributable to Adient ($147 million) and the unfavorable

Adient plc | Form 10-Q | 34

impact of foreign currency ($365 million). The year-over-year unfavorable foreign currency impact was primarily driven by the weakening of the Chinese yuan and Euro against the U.S. dollar.
The increase in comprehensive loss attributable to Adient for the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017 was primarily due to lower net income attributable to Adient ($863 million), partially offset by the favorable impact of foreign currency ($197 million). The year-over-year favorable foreign currency impact was primarily driven by the strengthening of the Euro against the U.S. dollar.
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

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	Change	2017 (1)	2018	Change	2017 (1)
Net Sales
Seating	$4,027	11%	$3,620	$11,955	7%	$11,137
SS&M	783	10%	713	2,298	7%	2,140
Eliminations	(316)		(326)	(959)		(1,043)
Total net sales	$4,494		$4,007	$13,294		$12,234

Adient plc | Form 10-Q | 35

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	Change	2017 (1)	2018	Change	2017 (1)
Adjusted EBITDA
Seating	$344	-17%	$413	$1,110	-6%	$1,175
SS&M	(18)	*	31	(134)	*	78
Interiors	19	—%	19	56	-21%	71
Corporate-related costs (2)	(26)		(39)	(83)		(109)
Becoming Adient costs (3)	(12)		(20)	(50)		(58)
Separation costs (4)	—		—	—		(10)
Restructuring and impairment costs	(57)		—	(372)		(6)
Purchase accounting amortization (5)	(17)		(10)	(52)		(29)
Restructuring related charges (6)	(20)		(10)	(43)		(28)
Depreciation (7)	(101)		(83)	(294)		(244)
Stock based compensation (8)	(12)		(8)	(34)		(23)
Other items (9)	(1)		—	(37)		(13)
Earnings before interest and income taxes	99		293	67		804
Net financing charges	(39)		(31)	(109)		(99)
Income before income taxes	$60		$262	$(42)		$705

* Measure not meaningful

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

(3)
Reflects incremental expenses associated with becoming an independent company, including non-cash costs of $1 million and $12 million in the three and nine months ended June 30, 2018, respectively, and non-cash costs of $4 million and $23 million in the three and nine months ended June 30, 2017, respectively.

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
(7)
For the nine months ended June 30, 2018, depreciation excludes $6 million, which is included in restructuring related charges discussed above. For the nine months ended June 30, 2017, depreciation excludes $4 million which is included in Becoming Adient costs discussed above.

(8)	For the nine months ended June 30, 2018 and 2017, stock based compensation excludes $9 million and $10 million, respectively. These amounts are included in Becoming Adient costs discussed above.
(9)
Reflects $6 million of integration-related costs associated with Futuris and $4 million of non-recurring consulting fees related to SS&M, partially offset by $9 million of income primarily related to the other post-employment benefits ("OPEB") plan termination for the three months ended June 30, 2018. In addition to these items, $13 million of integration-related costs associated with Futuris, $8 million for the U.S. tax reform impact at YFAI, $8 million of out of period adjustments and $7 million of non-recurring consulting fees related to SS&M are included in the nine months ended June 30, 2018. Reflects primarily $12 million of initial funding of the Adient foundation for the nine months ended June 30, 2017.

Adient plc | Form 10-Q | 36

Seating

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	Change	2017	2018	Change	2017
Net sales	$4,027	11%	$3,620	$11,955	7%	$11,137
Adjusted EBITDA	$344	-17%	$413	$1,110	-6%	$1,175
Net sales increased during the third quarter of fiscal 2018 by $407 million due to the impact of acquisitions including Futuris and the consolidation of a China affiliate ($250 million), the favorable impact of foreign currency ($122 million) and overall higher volumes ($61 million), partially offset by net pricing reductions ($26 million).
Adjusted EBITDA decreased for the third quarter of fiscal 2018 by $69 million due to an increase in operating costs including increased freight, operational waste and deterioration of customer pricing ($91 million), growth investments to support new business wins ($20 million), unfavorable net material economics ($12 million) and lower equity income ($9 million), partially offset by the impact of acquisitions including Futuris and the consolidation of a China affiliate ($27 million), lower administrative expenses ($20 million) the favorable impact of foreign currency ($12 million) and higher volumes in certain regions ($4 million).
Net sales increased during the first nine months of fiscal 2018 by $818 million primarily due to the impact of acquisitions including Futuris and the consolidation of a China affiliate ($719 million), the favorable impact of foreign currency ($468 million), partially offset by lower volumes ($333 million) and net pricing reductions ($36 million).
Adjusted EBITDA decreased for the first nine months of fiscal 2018 by $65 million due to an increase in operating costs including increased freight, operational waste and deterioration of customer pricing ($130 million), growth investments to support new business wins ($87 million), lower volumes in certain regions ($52 million) and unfavorable net material economics ($24 million), partially offset by lower administrative expenses ($96 million), the impact of acquisitions including Futuris and the consolidation of a China affiliate ($82 million), the favorable impact of foreign currency ($44 million) and higher equity income ($6 million).
SS&M

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	Change	2017	2018	Change	2017
Net sales	$783	10%	$713	$2,298	7%	$2,140
Adjusted EBITDA	(18)	*	31	(134)	*	78

* Measure not meaningful
Net sales increased during the third quarter of fiscal 2018 by $70 million primarily due to higher volumes ($52 million), the favorable impact of foreign currency ($19 million), and certain material economic recoveries ($9 million), partially offset by net pricing reductions ($10 million).
Adjusted EBITDA decreased for the third quarter of fiscal 2018 by $49 million due to continued higher operating costs related to launch inefficiencies, premium freight, steel supply constraints and cost of customer interruptions ($26 million), the impact of net pricing reductions ($6 million), the unfavorable impact of foreign currency ($5 million), unfavorable product mix ($4 million), unfavorable net material economics ($3 million), growth investments to support new business wins ($3 million), higher administrative expenses ($1 million) and lower equity income ($1 million).
Net sales increased during the first nine months of fiscal 2018 by $158 million primarily due to the favorable impact of foreign currency ($85 million), higher volumes ($65 million) and certain material economic recoveries ($28 million), partially offset by net pricing reductions ($20 million).
Adjusted EBITDA decreased for the first nine months of fiscal 2018 by $212 million due to higher operating costs related to launch inefficiencies, premium freight, steel supply constraints and cost of customer interruptions ($175 million), the impact of net pricing reductions ($22 million), unfavorable net material economics ($14 million), growth investments to support new business wins ($12 million), unfavorable product mix ($1 million) and lower equity income ($1 million), partially offset by lower administrative expenses ($13 million).

Adient plc | Form 10-Q | 37

Interiors

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	Change	2017	2018	Change	2017
Adjusted EBITDA	19	—%	19	56	-21%	71
Adjusted EBITDA remained constant for the third quarter of fiscal 2018. There was slight decrease related to unfavorable product mix, pricing pressures and certain operational issues within the YFAI business ($1 million), offset by the favorable impact of foreign currency ($1 million).
Adjusted EBITDA decreased for the nine months of fiscal 2018 by $15 million, primarily attributable to unfavorable product mix, pricing pressures and certain operational issues within the YFAI business ($19 million), partially offset by the favorable impact of foreign currency ($4 million).
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
During the third quarter of fiscal 2018, Adient entered into a €200 million accounts receivable transfer and servicing arrangement. As of June 30, 2018 $94 million has been funded under the program.

Sources of Cash Flows

	Nine Months Ended June 30,
(in millions)	2018	2017
Cash provided (used) by operating activities	$240	$300
Cash provided (used) by investing activities	(414)	(398)
Cash provided (used) by financing activities	(162)	654
Capital expenditures	(404)	(417)

Operating Cash Flows

The decrease in operating cash flows is primarily attributable to overall lower levels of profitability and unfavorable changes in working capital, specifically accounts receivable and inventories, and higher income taxes paid partially offset by restructuring and accounts payable. See also the working capital section below for further information on changes in working capital.

Investing Cash Flows

The increase in cash used by investing activities is primarily attributable to a loan made to an affiliate offset by lower levels of capital expenditures in the current year due to prior year capital investments for higher levels of program spending on product launches and other capital costs associated with becoming an independent company and higher levels of prior year sales of property, plant and equipment.

Financing Cash Flows

The decrease in cash provided by financing activities is primarily due to prior year funding by the former Parent related to working capital, capital expenditures and to establish opening cash balances for Adient at October 31, 2016.

Adient plc | Form 10-Q | 38

Working capital

(in millions)	June 30, 2018	September 30, 2017
Current assets	$4,172	$4,499
Current liabilities	4,025	4,328
Working capital	$147	$171

The decrease in working capital of $24 million is primarily due to lower levels of cash on hand as of June 30, 2018 as a result of higher levels of investing and financing activities and lower levels of cash provided by operating activities.
Restructuring and Impairment Costs
Adient committed to a restructuring plan in fiscal 2018 to drive cost efficiencies and to balance our global production against demand and recorded $43 million of restructuring costs in the consolidated statement of income that was offset by underspend in prior years by $22 million. The restructuring actions related to cost reduction initiatives in the Seating and SS&M segments. The costs consist primarily of workforce reductions and plant closures. The restructuring actions are expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $32 million at June 30, 2018 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2017 to drive cost efficiencies and to balance our global production against demand and recorded $46 million of restructuring and impairment costs in the consolidated statement of income. The restructuring actions related to cost reduction initiatives in the Seating segment. The costs consist primarily of workforce reductions and plant closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2017 restructuring plan will reduce annual operating costs by approximately $20 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 60%-65% will result in net savings. Adient expects that savings, net of execution costs, will partially be achieved in fiscal year 2018 and the full annual benefit of these actions is expected in fiscal 2019. The restructuring actions are expected to be substantially complete in fiscal 2020. The restructuring plan reserve balance of $21 million at June 30, 2018 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2016 (the "2016 Plan") to drive cost efficiencies and to balance our global production against demand and recorded $332 million of restructuring and impairment costs in the consolidated statement of income. The restructuring actions related to cost reduction initiatives primarily in the Seating and SS&M segments. The costs consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2016 restructuring plan will reduce annual operating costs by approximately $150 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense, of which approximately 70%-75% will result in net savings. For fiscal 2017, the savings, net of execution costs, were approximately 30% of the expected annual operating cost reduction. Adient expects that savings, net of execution costs, will partially be achieved in fiscal years 2018-2019 and the full annual benefit of these actions is expected in fiscal 2020. The restructuring actions are expected to be substantially complete in fiscal 2020. The restructuring plan reserve balance of $82 million at June 30, 2018 is expected to be paid in cash.

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

Adient plc | Form 10-Q | 39

Critical Accounting Estimates and Policies
See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the year ended September 30, 2017, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three and nine months ended June 30, 2018.

New Accounting Pronouncements
See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2018, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the year ended September 30, 2017.

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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three and nine months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There are no material changes from the risk factors as previously disclosed in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities
None.
(b) Use of Proceeds
Not applicable.
(c) Repurchases of Equity Securities
There has been no share repurchase activity during the three months ended June 30, 2018.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

None.

Adient plc | Form 10-Q | 41

Item 6.	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.1
Agreement, dated May 18, 2018, between Adient plc and Blue Harbour Group, L.P. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed May 18, 2018 (File No. 1-37757)).

10.2
Retirement Agreement by and among R. Bruce McDonald, Adient plc and Adient US LLC, dated June 10, 2018 (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed June 11, 2018 (File No. 1-37757)).

10.3
Adient plc Interim Chief Executive Officer Compensation Term Sheet dated June 18, 2018 (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed June 20, 2018 (File No. 1-37757)).

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

Adient plc
By:	/s/ Frederick A. Henderson
Frederick A. Henderson
Interim Chief Executive Officer
Date:	July 30, 2018

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	July 30, 2018

Adient plc | Form 10-Q | 43