Form 10-K
period 2018-09-30
Adient plc
filed 2018-11-29
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
or
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
Registrant's telephone number, including area code: 734-254-5000
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 31, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $5.6 billion. At September 30, 2018, 93,395,662 ordinary shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement relating to its 2019 annual general meeting of shareholders to be held on March 11, 2019 (the "2019 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Adient plc | Form 10-K | 2

Adient plc
Form 10-K
For the Fiscal Year Ended September 30, 2018

Adient plc | Form 10-K | 3

Forward-Looking Statements
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: effectively launch new business at forecasted and profitable levels, the impact of tax reform legislation through the Tax Cuts and Jobs Act, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, the ability of Adient to execute turnaround actions, the ability of Adient to identify, recruit and retain key leadership, the ability of Adient to meet debt service requirements, the ability and terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, the ability of Adient to fully integrate the Futuris business, cancellation of or changes to commercial arrangements, and the ability of Adient Aerospace to successfully implement its strategic initiatives or realize the expected benefits of the joint venture. Factors that might cause differences include, but are not limited to, those discussed in Part 1, Item 1A of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference. All information presented herein is based on the Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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
Adient is a global leader in the automotive seating supply industry with leading market positions in the Americas, Europe and China and maintains longstanding relationships with the largest global automotive original equipment manufacturers (OEMs). Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests, trim covers and fabrics. Adient is a global seat supplier with the capability to design, develop, engineer, manufacture, and deliver complete seat systems and components in every major automotive producing region in the world. Adient also participates in the automotive interiors market, which includes production of instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other automotive interior products, primarily through its joint venture in China, Yanfeng Global Automotive Interior Systems Co., Ltd. (YFAI).
Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient also supplies high performance seating systems to the international motorsports industry through its award winning RECARO brand of products. Adient operates in 234 wholly- and majority-owned manufacturing or assembly facilities, with operations in 34 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America. Through its global footprint, vertical integration and partnerships in China, Adient leverages its capabilities to drive growth in the automotive seating industry.
Adient's business model is focused on developing and maintaining long-term customer relationships, which allows Adient to successfully grow with leading global OEMs. Adient and its engineers work closely with customers as vehicle platforms are developed, which results in close ties with key decision makers at OEM customers.

Adient plc | Form 10-K | 4

Business Organization and Strategy
Global Manufacturing Footprint Adient is a global leader in automotive seating. With 85,000 employees operating in 234 manufacturing and assembly plants in 34 countries worldwide, Adient produces and delivers automotive seating for all vehicle classes and all major OEMs. From complete seating systems to individual components, Adient’s manufacturing capabilities span every aspect of the automotive seat-making process. Integrated, in-house skills allows Adient to take products from research and design all the way to engineering and manufacturing and into more than 25 million vehicles every year.
Operational Efficiencies Adient intends to maintain high capacity utilization and increase its efficiency through continued use of standardized manufacturing processes, which represent a core competency. These standardized manufacturing processes allow Adient to deliver high quality levels and minimize waste. Adient achieves scale advantages through a global manufacturing footprint and an integrated supply chain. Adient fosters an environment of continuous improvement and identifies best business practices through the analysis of process and cost metrics, which are then shared globally throughout Adient's manufacturing network.
To ensure appropriate service levels, minimal inventory and optimal factory utilization, Adient employs a Sales & Operational Planning, or S&OP, process. A well-executed S&OP process provides two strategic advantages: focused customer service and on-time delivery which result in both customer retention and the opportunity for market share gain.
Longstanding Customer Relationships with Leading Global OEMs Adient works with OEMs to develop complete seating solutions to meet consumer expectations for performance, safety and comfort. Adient does business with all major global OEM customers, and in many cases, works closely with those customers to develop a seating solution integrated into the overall vehicle appearance and architecture.
Through dedicated customer teams, Adient maintains close relationships with its global OEM customers. These relationships enable Adient to clearly understand its customers' needs so that it is positioned to meet its customers' requirements. Adient's customer teams also lead the new business acquisition process, which ensures alignment with Adient's product, process and manufacturing strategies.
Product Innovation and Process Leadership Adient has a strong record for developing winning product and process technologies over many years, which has created a competitive advantage for Adient and its customers. Management expects to increase investment in innovation.
Adient utilizes a Global Core Product Portfolio, or CPP, strategy for part and design reuse in all of its product applications. Adient intends to continue investing in its CPP to sustain and expand its market success and to leverage its existing modular and scalable systems and interchangeable components. Through the CPP strategy, Adient provides high quality products for its customers with market competitive cost and mass (low weight to improve fuel economy) while meeting their performance requirements. Adient continues to use its CPP to advance Adient's lean manufacturing initiatives by providing standard, flexible processes that reduce complexity, inventory and floor space. This will yield reductions in development time, product cost and investment.
Global Development Network Adient participates in innovating and developing key competitive differentiators in the automotive seating business. In the development process, key downstream elements of the product are locked in, including material costs, plant conversion costs, quality characteristics and certain technical requirements. Adient uses a common product development process globally that ensures that these elements are correct at the outset of the development process, reflects the best practices of Adient's operations worldwide and meets the expectations of Adient's diverse customer base. Its product launch system is customizable and scalable based on customer and product requirements.
Adient's worldwide engineering network includes ten core development centers. These development centers utilize a globally consistent approach to the process for developing seating products. By leveraging a network of subject matter technical experts, Adient efficiently implements best practices and improves product cost and quality. Adient's product development practices also entail leveraging low cost country development centers in India, China and Slovakia.

Development Centers
Plymouth (USA)	Trencin (Slovakia)
Burscheid (Germany)	Yokohama (Japan)
Solingen (Germany)	Shanghai (China)
Kaiserslautern (Germany)	Changchun (China)
Ansan (South Korea)	Pune (India)

Adient plc | Form 10-K | 5

Leadership Position in China Adient has an advantaged position in China established through strategic partnerships it developed as an early market entrant. Adient is a leading supplier of "just-in-time" seating in China. It operates through 21 joint ventures with 79 manufacturing locations in 41 cities, which are supported by additional technical centers. Adient's strong position with European and American automakers is complemented by partnerships with all major auto groups in China, which has resulted in Adient's broad market penetration relative to seating competitors and market leadership in the industry's largest market. Adient leverages its operating expertise and innovation capabilities developed worldwide to further support its growth in China.
Platform for Global Growth Adient's current global platform creates multiple opportunities for growth, such as:

•
Market share expansion in seating and seating components. Adient has relationships with global OEM customers. These relationships, combined with Adient's product offerings, enhance Adient's ability to expand its business with regional customers who are growing and expanding globally and also with new entrants to the automotive market.

•	Regional growth opportunities. Adient is able to leverage its position as the market leader in Europe, North America and China to grow in other markets, such as Southeast Asia.

•
Vertical integration. Adient's operations provide opportunities for continued vertical integration in areas that could enhance Adient's capabilities, expand profit margins and grow revenues with customers who employ component sourcing strategies.

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
Industry
The Automotive Seating industry provides OEMs with complete seats on a "just-in-time" or "in-sequence" basis. Seats are assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. The components for these complete seat assemblies such as seating foam, metal structures, fabrics, seat covers and seat mechanisms are shipped to Adient or competitor seating assembly plants. Adient is a global leader in complete seat assembly and one of the largest in all major seating components, operating manufacturing plants that produce seating foam, metal structures, fabrics, seat covers and seat mechanisms.
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

Adient plc | Form 10-K | 6

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

As a supplier with global scale and strong design, engineering and lean manufacturing capabilities in both complete seat systems and components Adient is well-positioned to accommodate each of these three sourcing pattern developments.
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
Autonomous Driving As the industry moves towards autonomous driving and alternative usage models such as car sharing and urban mobility, Adient has developed an interiors concept for autonomous driving which addresses major seating and other interior trends that are expected to drive the automotive industry of the future. Adient will continue to partner with OEMs and other customers in the development of autonomous driving concepts.
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
Raw Materials
Raw materials used by Adient in connection with its operations, including steel, aluminum, polyurethane chemicals, fabrics, leather, vinyl and polypropylene, were available during fiscal 2018, and Adient expects such availability to continue. During fiscal 2019, commodity prices could fluctuate throughout the year and significantly affect Adient's results of operations.
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

Adient plc | Form 10-K | 7

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
Environmental, Health, Safety and Legal Matters
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
Employees
As of September 30, 2018, Adient employed approximately 85,000 employees, of whom approximately 70,000 were hourly and 15,000 were salaried.
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

Adient plc | Form 10-K | 8

Executive Officers
The following table sets forth certain information with respect to Adient's executive officers, all of whom were first elected to their current positions at or prior to the time that Adient became a stand-alone company in 2016, except for Douglas G. Del Grosso who was elected to his position in October 2018:

Name	Age	Position(s) Held	Year Appointed to Present Position
Douglas G. Del Grosso	57	President and Chief Executive Officer	2018
Cathleen A. Ebacher	56	Vice President, General Counsel and Secretary	2016
Byron S. Foster	50	Executive Vice President	2016
Neil E. Marchuk	61	Executive Vice President and Chief Human Resources Officer	2016
Mark A. Skonieczny Jr.	49	Vice President and Corporate Controller	2016
Jeffrey M. Stafeil	48	Executive Vice President and Chief Financial Officer	2016
Douglas G. Del Grosso. Mr. Del Grosso is the President and Chief Executive Officer and a Director of Adient. Mr. Del Grosso was the President and Chief Executive Officer of Chassix Holdings, Inc. from 2016 to 2018. He also served as President and Chief Executive Officer of Henniges Automotive, Inc. from 2012 to 2015. He previously served on the Board of Directors of Lincoln Educational Services Corporation from 2014 to 2015.
Cathleen A. Ebacher. Ms. Ebacher is the Vice President, General Counsel and Secretary of Adient. Ms. Ebacher was the Vice President and Global General Counsel-Centers of Excellence of Johnson Controls and served in that role from 2012 to 2016.
Byron S. Foster. Mr. Foster is an Executive Vice President of Adient. Mr. Foster served as the Group Vice President & General Manager-Complete Seat and Strategy of Johnson Controls' Automotive Experience business from 2015 to 2016, as the Group Vice President & General Manager-Customer Groups & Strategy, of Johnson Controls' Automotive Experience business from 2012 to 2015.
Neil E. Marchuk. Mr. Marchuk is the Executive Vice President and Chief Human Resources Officer of Adient. Prior to joining Johnson Controls in 2016, Mr. Marchuk served as Executive Vice President, Human Resources of TRW Automotive from 2006 to 2015.
Mark A. Skonieczny Jr. Mr. Skonieczny is the Vice President and Corporate Controller of Adient. Mr. Skonieczny was the Vice President of Corporate Development of Johnson Controls from 2014 to 2016, the Vice President of Finance, Global Aftermarket of Johnson Controls' Power Solutions business from 2012 to 2014.
Jeffrey M. Stafeil. Mr. Stafeil is the Executive Vice President and Chief Financial Officer of Adient. Mr. Stafeil was Executive Vice President, Chief Financial Officer of Visteon Corporation from 2012 to 2016. Mr. Stafeil previously served on the Board of Directors, and as Audit Committee Chairman, of each of Mentor Graphics Corporation and Metaldyne Performance Group from 2014 to 2017.

Adient plc | Form 10-K | 9

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
The global automotive component supply industry is highly competitive. Competition is based primarily on price, technology, quality, delivery and overall customer service. There can be no assurance that Adient's products will be able to compete successfully with the products of Adient's competitors. Furthermore, the rapidly evolving nature of the markets in which Adient competes, including as a result of the autonomous vehicle market and consumer preferences for mobility on demand services, such as car- and ride-sharing, may attract new entrants. Additionally, consolidation in the automotive industry may lead to decreased product purchases from Adient.
As a result, Adient's sales levels and margins could be adversely affected by pricing pressures from OEMs and pricing actions of competitors. These factors may lead to selective resourcing of business to competitors. Adient's competitors may develop, design or duplicate technologies that compete with Adient's owned or licensed intellectual property. Developments or assertions by or against Adient relating to intellectual property rights, or any inability to protect Adient's rights, could have an adverse impact on its business and competitive position. In addition, any of Adient's competitors may foresee the course of market development more accurately than Adient, develop products that are superior to Adient's products, produce similar products at a lower cost than Adient, or adapt more quickly than Adient to new technologies or evolving customer requirements. As a result, Adient's products may not be able to compete successfully with its competitors' products and Adient may not be able to meet the growing demands of customers. These trends may adversely affect Adient's sales as well as the profit margins on Adient's products.
Unfavorable changes in the condition of the global automotive industry may adversely affect Adient's results of operations.
Adient's financial performance will depend, in part, on conditions in the automotive industry. If automakers experience a decline in the number of new vehicle sales, Adient may experience reductions in orders from these customers, incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond its current restructuring plans, particularly if any of the automakers cannot adequately fund their operations or experience financial distress. Such adverse changes likely would have a negative impact on Adient's business, financial condition or results of operations.
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

Adient plc | Form 10-K | 10

The capital and credit markets provide Adient with liquidity to operate and grow its business beyond the liquidity that operating cash flows provide. A worldwide economic downturn and/or disruption of the credit markets likely would reduce Adient's access to capital necessary for its operations and executing its strategic plan. If Adient's access to capital were to become constrained significantly, or if costs of capital increased significantly, due to lowered credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors, Adient's financial condition, results of operations and cash flows likely would be adversely affected.
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
Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on Adient.
As a result of changes to U.S. administrative policy, there may be changes to existing trade agreements, like the North American Free Trade Agreement (NAFTA) and its anticipated successor agreement, the U.S.-Mexico-Canada Agreement (“USMCA”) which is still subject to approval by the U.S., Mexico and Canada, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the U.S., particularly tariffs on products manufactured in Mexico, among other possible changes. It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs, NAFTA, USMCA or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where Adient currently manufactures and sells products, and any resulting negative sentiments towards the U.S. as a result of such changes, likely would have an adverse effect on Adient's business, financial condition or results of operations.
Adient's profitability and results of operations may be adversely affected by a significant failure or inability to comply with the specifications and manufacturing requirements of its OEM customers.
Adient's business faces the production demands and requirements of its OEM customers, as described in Item 1, "Business" of this Annual Report on Form 10-K. As a result of the new safety and environmental regulations, as well as a trend of more rapid customer preference changes, OEMs are requiring suppliers like Adient to respond faster with new designs and product innovations. A significant failure or inability to comply with customer specifications and manufacturing requirements or delays or other problems with existing or new products (including program launch difficulties, as discussed below, or commercial disputes) often results in financial penalties, increased costs, loss of sales, loss of customers or potential breaches of customer contracts, which likely would have an adverse effect on Adient's profitability and results of operations.
Adient's profitability and results of operations may be adversely affected by program launch difficulties.
The launch of new business is a complex process, the success of which depends on a wide range of factors, including the production readiness of Adient's and its suppliers' manufacturing facilities and manufacturing processes, as well as factors related to tooling, equipment, employees, initial product quality and other factors. Adient's failure to successfully launch material new or takeover business, or Adient's inability to accurately estimate the cost to design, develop and launch new or takeover business, likely would have an adverse effect on Adient's profitability and results of operations. During recent periods, Adient had significant product launches including many complex global product launches, which burdened the organization from both a time and cost perspective and resulted in a diversion of resources to address product launches.
To the extent Adient is not able to successfully launch material new or takeover business, vehicle production at Adient’s customers could be significantly delayed or shut down. Such situations could result in significant financial penalties to Adient, a diversion of personnel and financial resources to improving launches rather than investment in continuous process improvement or other growth initiatives, and could result in Adient’s customers shifting work away from Adient to a competitor, all of which could result in loss of revenue, loss of market share and likely would have an adverse effect on Adient’s profitability and cash flows.

Adient plc | Form 10-K | 11

Adient may not be able to successfully negotiate pricing terms with its customers, which may adversely affect its results of operations.
Adient negotiates sales price adjustments periodically with its automotive customers. There is no guarantee that Adient will be able to successfully negotiate pricing terms that are favorable or beneficial to Adient. Further, any cost-cutting initiatives that its customers adopt generally result in increased downward pressure on pricing. If Adient is unable to generate sufficient production or supply chain cost savings in the future to offset price reductions, Adient's results of operations may be adversely affected. In particular, large commercial settlements with Adient's customers likely would adversely affect Adient's results of operations.
Adient's inability to achieve product cost reductions that offset customer-imposed price reductions could adversely affect Adient's financial performance.
Downward pricing pressure by automotive manufacturers is a characteristic of the automotive industry. Adient's financial performance is largely dependent on its ability to achieve product cost reductions through product design enhancement and supply chain management, as well as manufacturing efficiencies and restructuring actions. Adient's inability to achieve product cost reductions that offset customer-imposed price reductions likely would adversely affect Adient's financial condition, operating results and cash flows.
A variety of other factors could adversely affect Adient's results of operations.
Any of the following could adversely impact Adient's results of operations: the inability of Adient to execute turnaround actions to improve profitability; the loss of, or changes in, automobile supply contracts, sourcing strategies or customer claims with Adient's major customers or suppliers; lack of commodity availability and unfavorable commodity pricing; start-up expenses associated with new vehicle programs or delays or cancellations of such programs; underutilization of Adient's manufacturing facilities, which are generally located near, and devoted to, a particular customer's facility; inability to recover engineering and tooling costs; market and financial consequences of any recalls that may be required on products that Adient has supplied or sold into the automotive aftermarket; delays or difficulties in new product development and integration; quantity and complexity of new program launches, which are subject to Adient's customers' timing, performance, design and quality standards; interruption of supply of certain single-source components; the potential introduction of similar or superior technologies; changing nature and prevalence of Adient's joint ventures and relationships with its strategic business partners; and global overcapacity and vehicle platform proliferation.
Adient may be unable to realize the expected benefits of its restructuring actions, which could adversely affect its profitability and operations.
In order to align Adient's resources with its strategies, operate more efficiently and control costs and to realign its businesses, with customer and market needs and operating conditions, Adient may periodically announce restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. In each of the last three fiscal years, Adient announced restructurings related to cost reduction initiatives, which included workforce reductions, plant closures and asset impairments. Adient may undertake additional restructuring actions, including plant closures and workforce reductions in the future. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned (if at all), and Adient's operations and business may be disrupted, and likely would adversely affect Adient's financial condition, operating results and cash flow.
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

Adient plc | Form 10-K | 12

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
These and other factors may have an adverse effect on Adient's non-U.S. operations and therefore on Adient's business and results of operations.
The regulation of Adient's international operations, and any failure of Adient to comply with those regulations, could adversely affect its business, results of operations and reputation.
Due to Adient's global operations, Adient is subject to many laws governing international relations and its international operations, including laws that prohibit improper payments to government officials and commercial customers and that restrict where Adient can do business, what information or products Adient can import and export to and from certain countries and what information Adient can provide to a non-U.S. government. These laws include but are not limited to the U.S. Foreign Corrupt Practices Act (FCPA), the Irish Criminal Justice (Corruption Offences) Act, the U.K. Bribery Act, the U.S. Export Administration Act and U.S. and international economic sanctions and money laundering regulations. Adient has internal policies and procedures relating to compliance with such regulations; however, there is a risk that such policies and procedures will not always protect Adient from the improper acts of employees, agents, business partners, joint venture partners or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Violations of these laws, which are complex, may result in criminal penalties, sanctions and/or fines that could have an adverse effect on Adient's business, financial condition and results of operations and reputation. In addition, Adient is subject to antitrust laws in various countries throughout the world. Changes in these laws or their interpretation, administration or enforcement may occur over time. Any such changes may limit Adient's future acquisitions, divestitures or operations. Violations of antitrust laws may result in penalties, sanctions and/or fines, and may also result in costly and time-consuming governmental investigations, any or all of which could have an adverse effect on Adient's business, financial condition and results of operations and reputation.
Adient's business in China is subject to aggressive competition and is sensitive to economic and market conditions.
Maintaining a strong position in the Chinese market is a key component of Adient's strategy. Adient's business in China is conducted primarily through joint ventures. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market evolves, Adient anticipates that market participants will act aggressively to increase or maintain their market share. Increased competition may result in price reductions, reduced margins and Adient's inability to gain or hold market share. Adient's business in China is sensitive to economic, political and market conditions that drive automotive sales volumes in China. If Adient is unable to maintain its position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, then Adient's business and financial results may be adversely affected.
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

Adient plc | Form 10-K | 13

In addition, legislators and/or regulators in countries in which we operate are increasingly adopting or revising privacy, information security and data protection laws. In particular, the European Union's General Data Protection Regulation, which became effective on May 25, 2018, has extra-territorial scope. Violations of such laws and regulations may result in penalties, sanctions and/or fines, and may also result in costly and time-consuming governmental investigations, any or all of which could have an adverse effect on Adient's business, financial condition and results of operations and reputation.
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
Adient expects acquisitions of businesses and assets, as well as joint ventures (or other strategic arrangements) to play a role in its future growth. Adient cannot be certain that it will be able to identify attractive acquisition or joint venture targets, obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or form joint ventures, or manage the timing of acquisitions due to other capital obligations across its businesses. Additionally, Adient may not be successful in integrating acquired businesses or joint ventures into its existing operations and achieving projected synergies. Specifically, on September 22, 2017, Adient completed its acquisition of automotive seating manufacturing Futuris Global Holdings, LLC. Among other risks, failure to fully integrate Futuris, the possibility that the expected synergies and value creation from the acquisition of Futuris will not be realized or will not be realized at expected levels or within the expected time period, or the likelihood that consummation of the acquisition of Futuris will make it difficult for Adient to consummate other material and/or strategically advantageous acquisitions or investments in the near term may have an adverse impact on Adient's growth, profitability, financial position and results of operations. Furthermore, competition for acquisition opportunities in the various industries in which Adient operates may rise, thereby increasing Adient's costs of making acquisitions or causing Adient to refrain from making further acquisitions. If Adient were to use equity securities to finance a future acquisition, Adient's then-current shareholders would experience dilution. Adient is also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other factors related to acquisitions and joint ventures may negatively and adversely impact Adient's growth, profitability and results of operations.
Adient may pursue strategic transactions and investments that have risks and uncertainties that could adversely affect its results of operations and financial condition.
Adient has completed an acquisition, made investments and entered into other strategic initiatives and may pursue additional transactions and initiatives. Although management believes that these transactions and initiatives will provide financial, operational and other benefits to Adient and Adient's shareholders, they may not provide such results on the scope or scale management anticipates, and Adient may not realize any or all of the intended benefits. These transactions and initiatives involve risks and uncertainties and could divert management’s attention from Adient's business or cause a temporary interruption of or loss of momentum in Adient's business and the loss of key personnel. If the intended benefits of these transactions and investments are not realized, Adient's financial condition, results of operations or cash flows could be adversely impacted.
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

Adient plc | Form 10-K | 14

Risks associated with joint venture partnerships may adversely affect Adient's business and financial results.
Adient has entered into several joint ventures worldwide and may enter into additional joint ventures in the future. Adient's joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with Adient's goals or with the goals of the joint venture. Adient may compete against its joint venture partners in certain of its markets and certain negotiations with its customers may negatively impact its joint venture business with those same customers. Disagreements with Adient's business partners may impede Adient's ability to maximize the benefits of its partnerships. Adient's joint venture arrangements may require Adient, among other matters, to pay certain costs or to make certain capital investments or to seek its joint venture partner's consent to take certain actions. Adient does not control the ability to collect cash dividends from its non-consolidated joint ventures. Delays in the collection of dividends, even by a few days, could adversely effect Adient's financial position and cash flows. Adient's joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and Adient may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. Further, joint venture partnerships are subject to renewal or expiration at various times, specifically including the need to renew the Yanfeng Adient Seating Co., Ltd. joint venture by the end of 2022. While Adient maintains good relationships with its partners, at the time of any required renewal Adient may not be able to negotiate a renewal or extension of the terms of the joint venture partnership on terms favorable to Adient or at all. The above risks, if realized, could result in an adverse effect on Adient's business and financial results.
If Adient does not respond appropriately, the evolution of the automotive industry towards autonomous vehicles and mobility on demand services could adversely affect Adient’s business.
The automotive industry is increasingly focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. There has also been an increase in consumer preferences for mobility on demand services, such as car- and ride-sharing, as opposed to automobile ownership, which may result in a long term reduction in the number of vehicles per capita. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. If Adient does not continue to innovate to develop or acquire new and compelling products that capitalize upon new technologies in response to OEM and consumer preferences, this could have an adverse impact on Adient’s results of operations.
The cyclicality of original equipment automobile production rates may adversely affect Adient's results of operations.
The financial performance of Adient's business is directly related to automotive production by its customers. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. An economic decline that results in a reduction in automotive production by Adient's customers likely would have an adverse impact on Adient's results of operations.
Adient may incur material losses and costs as a result of warranty claims and product liability actions that may be brought against Adient.
Adient faces an inherent business risk of exposure to warranty claims and product liability in the event that its products fail to perform as expected and, in the case of product liability, such failure of its products results, or is alleged to result, in bodily injury and/or property damage. If any of Adient's products are or are alleged to be defective, Adient may be required to participate in a recall involving such products. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, auto manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against Adient, or a product liability claim brought against Adient in excess of its available insurance, could have an adverse impact on Adient's results of operations. In addition, a recall claim could require Adient to review its entire product portfolio to assess whether similar issues are present in other product lines, which could result in significant disruption to Adient's business and could have an adverse impact on Adient's results of operations.
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

Adient plc | Form 10-K | 15

Although Adient cannot assure that the future costs of warranty claims by its customers and product liability claims will not be material, Adient believes its established reserves are adequate to cover potential settlements. Adient's reserves are based on Adient's best estimates of amounts necessary to settle future and existing claims. Adient regularly evaluates the level of these reserves, and adjusts them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from Adient's recorded estimates.
Any changes in consumer credit availability or cost of borrowing could adversely affect Adient's business.
Declines in the availability of consumer credit and increases in consumer borrowing costs have negatively impacted global automotive sales and resulted in lower production volumes in the past. Substantial declines in automotive sales and production by Adient's customers likely would have an adverse effect on Adient's business, results of operations and financial condition.
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
Adient is currently and may in the future become subject to legal proceedings and commercial, contractual or other disputes. These are typically lawsuits, claims and proceedings that arise in the normal course of business including, without limitation, claims pertaining to product liability, product safety, environmental, safety and health, intellectual property, employment, commercial, contractual and various other matters. The outcome of such lawsuits, claims or proceedings cannot be predicted with certainty and some may be disposed of unfavorably to Adient. There exists the possibility that such claims may have an adverse impact on Adient's results of operations that is greater than Adient anticipates, and/or negatively affect Adient's reputation.
Adient is also subject to a risk of product liability or warranty claims if its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage. While Adient will maintain reasonable limits of insurance coverage to appropriately respond to such exposures, large product liability claims, if made, could exceed Adient's insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. Adient may incur significant costs to defend these claims or experience product liability losses in the future. In addition, if any of Adient's designed products are, or are alleged to be, defective, Adient may be required to participate in recalls and exchanges of such products. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of Adient's products could have an adverse effect on Adient's business, financial condition and results of operations.

Adient plc | Form 10-K | 16

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
Adient's debt obligations could adversely affect Adient's business, profitability and the ability to meet its obligations.
As of September 30, 2018, Adient's total consolidated indebtedness approximated $3.4 billion. This significant amount of debt could potentially have important consequences to Adient and its debt and equity investors, including:

•	requiring a substantial portion of Adient's cash flow from operations to make interest payments on this debt;

•	making it more difficult to satisfy other obligations;

•	increasing the risk of a future credit ratings downgrade of its debt, which could increase future debt costs and limit the future availability of debt financing;

•	increasing Adient's vulnerability to general adverse economic and industry conditions;

•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow Adient's business;

•	limiting Adient's flexibility in planning for, or reacting to, changes in its business and the industry;

•	placing Adient at a competitive disadvantage relative to its competitors that may not be as highly leveraged with debt; and

•	limiting Adient's ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase ordinary shares.

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

Adient plc | Form 10-K | 17

Adient's business success depends on attracting and retaining qualified personnel.
Adient's ability to sustain and grow its business requires it to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that Adient has the leadership capacity with the necessary skill set and experience could impede Adient's ability to deliver its growth objectives and execute its strategic plan. Organizational and reporting changes as a result of any future leadership transition and corporate initiatives, including restructuring actions, could result in increased turnover. Additionally, any unplanned turnover or inability to attract and retain key employees could have a negative effect on Adient's results of operations.
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
Shifts in market shares among vehicles, vehicle segments or shifts away from vehicles on which Adient has significant content or overall changes in consumer demand could have an adverse effect on Adient's profitability.
While Adient supplies parts for a wide variety of vehicles produced globally, Adient does not supply parts for all vehicles produced, nor is the number or value of parts evenly distributed among the vehicles for which Adient does supply parts. Shifts in market shares among vehicles or vehicle segments, including as a result of the autonomous vehicle market, particularly shifts away from vehicles on which Adient has significant content and shifts away from vehicle segments in which Adient's sales may be more heavily concentrated, could have an adverse effect on Adient's profitability. Increases in energy costs or other factors (e.g., climate change concerns) may also shift consumer demand away from motor vehicles that typically have higher interior content that Adient supplies, such as light trucks, crossover vehicles, minivans and sports utility vehicles, to smaller vehicles having less interior content. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which Adient is a significant supplier could reduce Adient's sales and harm Adient's profitability, thereby adversely affecting Adient's results of operations.
Work stoppages and similar events could significantly disrupt Adient's business.
Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage at one or more of Adient's manufacturing and assembly facilities could have adverse effects on the business. Similarly, if one or more of Adient's customers were to experience a work stoppage, that customer would likely halt or limit purchases of Adient's products, which could result in the shutdown of the related manufacturing facilities. A significant disruption in the supply of a key component due to a work stoppage at one of Adient's suppliers or any other supplier could have the same consequences, and accordingly, have an adverse effect on Adient's financial results.

Adient plc | Form 10-K | 18

Adient's internal controls around accounting and financial reporting may not be adequate to ensure complete and accurate reporting of Adient's financial position, results of operations and cash flows.
The Exchange Act requires that Adient file annual, quarterly and current reports with respect to its business and financial condition. Under the Sarbanes Oxley Act, Adient is required to maintain effective disclosure controls and procedures and internal controls over financial reporting. Any failure to achieve and maintain effective internal controls could have an adverse effect on Adient's business, financial condition, results of operations and cash flow.
Adient's historical information related to fiscal 2016 is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.
The historical information about Adient for fiscal 2016 in this Annual Report on Form 10-K relates to Adient's business as operated by and integrated with the former Parent. This historical financial information was derived from the consolidated financial statements and accounting records of the former Parent. Accordingly, the historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that Adient would have achieved as a separate, publicly traded company during those periods.
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
Potential indemnification liabilities to the former Parent pursuant to the separation agreement could adversely affect Adient.
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

Adient plc | Form 10-K | 19

Adient cannot guarantee the timing, amount or payment of dividends on its ordinary shares.
Adient has announced that it does not have near term plans to pay dividends on its ordinary shares following the dividend paid in the first quarter of fiscal 2019. The timing, declaration, amount and payment of future dividends to shareholders will fall within the discretion of Adient's board of directors. The board's decisions regarding the payment of dividends will depend on many factors, such as Adient's financial condition, earnings, sufficiency of distributable reserves, capital requirements, debt service obligations, legal requirements, regulatory constraints and other factors that the board deems relevant. Adient's ability to pay dividends will depend on its ongoing ability to generate cash from operations and access capital markets. Adient cannot guarantee that it will pay dividends in the future. For more information, see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
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

Adient plc | Form 10-K | 20

As an Irish public limited company, certain capital structure decisions require shareholder approval, which may limit Adient's flexibility to manage its capital structure.
Irish law provides that a board of directors may allot shares (or rights to subscribe for or convertible into shares) only with the prior authorization of shareholders, such authorization for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. This authorization would need to be renewed by Adient's shareholders upon its expiration (i.e., at least every five years). The Adient articles of association authorize the allotment of shares (subject to the limits provided for in the NYSE Listed Company Manual) for a period of five years from the date of their adoption, which authorization will need to be renewed by ordinary resolution, being a resolution passed by a simple majority of votes cast, upon expiration but may be sought more frequently for additional five-year terms (or any shorter period). Should this authorization not be approved, our ability to issue equity could be limited and thereby adversely affect our securities holders.
Irish law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for the Adient articles of association, or shareholders in general meeting, to exclude preemptive rights. Such an exclusion of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the exclusion is contained in the articles of association, or from the date of the shareholder resolution, if the exclusion is by shareholder resolution; in either case, this exclusion would need to be renewed by Adient's shareholders upon its expiration (i.e., at least every five years). The Adient articles of association exclude preemptive rights for a period of five years from the date of adoption of the Adient articles of association, which exclusion will need to be renewed by special resolution, being a resolution passed by not less than 75% of votes cast, upon expiration but may be sought more frequently for additional five-year terms (or any shorter period). Should this authorization not be approved, our ability to issue equity could be limited and thereby adversely affect our securities holders.
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

Adient plc | Form 10-K | 21

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
For U.S. federal tax purposes, a corporation is generally considered to be a tax resident of the jurisdiction of its organization or incorporation. Because Adient is a company incorporated under the laws of Ireland, it would be classified as a foreign corporation under these rules. However, Section 7874 of the Code, or Section 7874, provides an exception to this general rule under which a foreign incorporated entity may, in certain circumstances, be classified as a U.S. corporation for U.S. federal tax purposes. The rules under Section 7874 are relatively new and complex and there is limited guidance regarding their application.
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
As part of the separation, Adient indirectly acquired assets, including stock of U.S. subsidiaries, from the former Parent, which is a U.S. corporation. It is currently not expected that Section 7874 will cause Adient or any of its affiliates to be treated as a U.S. corporation for U.S. tax purposes as a result of such acquisitions because, among other things, based on the rules for determining ownership under Section 7874 and the Treasury Regulations promulgated thereunder and certain factual assumptions, (i) the assets acquired from the former Parent are not expected to constitute "substantially all" of the properties held directly or indirectly by the former Parent and (ii) the shares received by reason of holding stock in the U.S. subsidiaries of the former Parent transferred in the separation are not expected to represent at least 80% (by either vote or value) of the relevant shares. The law and Treasury Regulations promulgated under Section 7874 are relatively new, complex and somewhat unclear, and there is limited guidance regarding the application of Section 7874 in circumstances similar to the separation. For example, there is currently no guidance that expressly defines what constitutes "substantially all" of the properties of a U.S. corporation for purposes of Section 7874 and it is possible that the Internal Revenue Service (the "IRS") may assert that "substantially all" of the properties of the former Parent (or of a U.S. subsidiary of the former Parent) were acquired in the separation. In addition, there is limited guidance on the application of the 80% Ownership Test in circumstances similar to the separation, and the IRS may not agree that the shares held by reason

Adient plc | Form 10-K | 22

of holding shares in U.S. subsidiaries that (or substantially all of the assets of which) were transferred in the separation represent less than 80% (by either vote or value) of the relevant shares for purposes of Section 7874. Moreover, the percentage represented by such shares will depend on the relative valuation of the various assets (including stock of subsidiaries) that were transferred in connection with the separation. Valuation matters can be subjective, and the IRS may also seek to challenge the valuation of such assets.
In addition, on April 4, 2016, the U.S. Department of Treasury (the "U.S. Treasury") and the IRS issued temporary Treasury Regulations under Section 7874 (the "Temporary 7874 Regulations"), which generally increase the likelihood that the relevant ownership percentages under Section 7874 will be exceeded. Although it is presently not expected that the Temporary 7874 Regulations will adversely affect the U.S. federal tax status of Adient or any of its foreign affiliates as a foreign corporation (and although it is possible that the Temporary 7874 Regulations could cause certain exceptions to the application of Section 7874 to apply to the separation), the Temporary 7874 Regulations are complex, and there is limited guidance regarding their application. The Temporary 7874 Regulations were finalized, with certain modifications, on July 11, 2018.
Accordingly, there can be no assurance that the IRS will not challenge the status of Adient or any of its foreign affiliates as a foreign corporation under Section 7874 or that such challenge would not be sustained by a court. If the IRS were to successfully challenge such status under Section 7874, Adient and its affiliates could be subject to substantial additional U.S. tax liability. Adient estimates that if it were treated as a U.S. corporation for U.S. federal tax purposes, its effective tax rate could be substantially greater than currently contemplated. In addition, Adient and certain of its foreign affiliates are expected, regardless of any application of Section 7874, to be treated as tax residents of countries other than the U.S. Consequently, if Adient or any such affiliate is treated as a U.S. corporation for U.S. federal tax purposes under Section 7874, Adient or such affiliate could be liable for both U.S. and non-U.S. taxes, which could have an adverse effect on its financial condition and results of operations.
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

Adient plc | Form 10-K | 23

In addition, the Temporary 7874 Regulations generally increase the likelihood that the relevant ownership percentages under Section 7874 will be exceeded and limit or eliminate certain tax benefits to so-called inverted corporations and groups, including with respect to access to certain foreign earnings, post-inversion restructuring transactions and the ability to use certain attributes and deductions. Although it is presently not expected that the Temporary 7874 Regulations will adversely affect the benefits of the separation or the ability of Adient's U.S. affiliates to use certain U.S. tax attributes or deductions (and although it is possible that the Temporary 7874 Regulations could cause certain exceptions to the application of Section 7874 to apply to the separation), the Temporary 7874 Regulations are complex, and there is limited guidance regarding their application.
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
For purposes of Section 7874, if two or more foreign corporations directly or indirectly acquire, in the aggregate, substantially all of the properties of a U.S. corporation, and such acquisitions are treated as part of a plan or a series of related transactions, then each such foreign corporation may be treated as acquiring substantially all of the properties of such U.S. corporation. However, there is no specific guidance regarding how the percentage ownership of the former shareholders of such U.S. corporation in each such foreign corporation is determined for purposes of Section 7874 in such circumstances. The IRS may assert that, even though the Tyco merger is a separate transaction from the separation, the merger should be integrated with the separation and that Adient and/or its affiliates should therefore be treated as having acquired substantially all of the properties of the former Parent in the separation. In the event the IRS were to prevail with such assertion, the application of Section 7874 to the separation is not entirely clear. It is possible that the determination of whether the 60% Ownership Test or the 80% Ownership Test is met with respect to the separation would be made by reference to the percentage of shares of the former Parent held by the former shareholders of the former Parent after the Tyco merger by reason of holding shares in the former Parent. Under this approach, based on certain factual assumptions and current provisions of U.S. federal income tax law, it is expected that Adient would be respected as a foreign corporation for U.S. federal tax purposes. However, there can be no assurance that the IRS would not assert a different methodology and conclude that either the 60% Ownership Test or the 80% Ownership Test is satisfied. If the IRS were to prevail with such assertion, the ability of Adient's U.S. affiliates to use certain U.S. tax attributes could be limited and/or Adient or its foreign affiliates could be treated as a U.S. corporation for U.S. federal tax purposes. If Adient or its affiliates were to be subject to such limitations or to be so treated, significant adverse tax consequences would result. In addition, if Adient were treated as acquiring substantially all of the assets of a U.S. corporation then the applicable rules would exclude the shares of Adient stock attributable to that acquisition for purposes of the 60% Ownership Test and 80% Ownership Test in a subsequent acquisition, although the validity of such applicable rules has been challenged and this challenge has been sustained by at least one court. In such case, Adient's ability to use its stock in a future acquisition could be limited. As discussed above, these rules are new and complex, and there is limited guidance regarding their application.

Adient plc | Form 10-K | 24

Recent and future changes to U.S. and non-U.S. tax laws could adversely affect Adient.
The U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where Adient and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of "base erosion and profit shifting," including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which Adient and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect Adient and its affiliates, including potential adverse effects to Adient's tax rate.
In particular, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The TCJA is comprehensive tax reform legislation that contains significant changes to corporate taxation, including a base erosion minimum tax calculated on a base equal to the taxpayer’s income determined without tax deductions or other tax benefits arising from “base erosion” payments; a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with rules that create a new U.S. minimum tax on earnings of foreign subsidiaries); and a partial limitation on the deductibility of business interest expense. There is very limited guidance with respect to the application of these provisions, and it is possible that the application of these provisions or other provisions of the TCJA could adversely affect Adient. It is also possible that provisions of the TCJA could be subsequently amended in a way that is adverse to Adient.
Changes to the U.S. Model Income Tax Treaty could adversely affect Adient.
On February 17, 2016, the U.S. Treasury released a newly revised U.S. model income tax convention (the "model"), which is the baseline text used by the U.S. Treasury to negotiate tax treaties. The revisions made to the model address certain aspects of the model by modifying existing provisions and introducing entirely new provisions. Specifically, the new provisions target "expatriated entities" subject to Section 7874.
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

Adient plc | Form 10-K | 25

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
Any dividends paid in respect of Adient ordinary shares that are owned by a U.S. resident and held through DTC will not be subject to DWT provided the address of the beneficial owner of such shares in the records of the broker holding such shares is recorded as being in the United States (and such broker has further transmitted the relevant information to a qualifying intermediary appointed by Adient). Similarly, any dividends paid in respect of Adient ordinary shares that are held outside of DTC and are owned by a resident of the United States will not be subject to DWT if such shareholder satisfies the conditions of one of the exemptions including the requirement to furnish a completed IRS Form 6166 or a valid DWT Form to Adient's transfer agent to confirm U.S. residence and claim an exemption. Adient shareholders resident in other countries may also be eligible for exemption from DWT on dividends paid in respect of their Adient ordinary shares provided they satisfy the conditions of one of the exemptions including the requirement to furnish valid DWT Forms to their brokers (in respect of such shares held through DTC) (and such broker has further transmitted the relevant information to a qualifying intermediary appointed by Adient) or to Adient's transfer agent (in respect of such shares held outside of DTC). Other Adient shareholders may be subject to DWT, which could adversely affect the price of Adient ordinary shares.

Item 1B.	Unresolved Staff Comments
None.

Adient plc | Form 10-K | 26

Item 2.	Properties
The following table sets forth Adient's principal owned and leased facilities as of September 30, 2018.

	Number of Locations			Square Footage (in millions)
	Manufacturing	Administrative	Total	Owned	Leased	Total
United States	39	7	46	4.7	2.4	7.1
Germany	29	9	38	3.1	1.8	4.9
Mexico	22	2	24	1.7	1.9	3.6
Other European countries	79	2	81	6.4	3.8	10.2
Asia/Pacific	48	6	54	1.8	4.3	6.1
South America	9	—	9	0.6	0.1	0.7
Other foreign	8	—	8	0.4	0.3	0.7
	234	26	260	18.7	14.6	33.3
Adient considers its facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Of the 234 manufacturing facilities, the Seating and the SS&M segments operate 185 and 49 locations, respectively. See Part II, Item 8 of this Annual Report on Form 10-K in Note 7, "Leases," of the notes to consolidated financial statements for information regarding lease commitments.

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

Adient plc | Form 10-K | 27

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
Holders
As of September 30, 2018, there were 28,125 shareholders of record.
Dividends
Adient has suspended its cash dividends following the dividend paid in the first quarter of fiscal 2019. Any future dividends will be at the discretion of the Board of Directors and will depend upon Adient's financial condition, results of operations, capital requirements, alternative uses of capital and other factors the Board of Directors may consider at its discretion. In addition, under Irish law, dividends and distributions (including the payment of cash dividends or share repurchases) may be made only from "distributable reserves" on Adient's unconsolidated balance sheet prepared in accordance with the Irish Companies Act 2014. In addition, no distribution or dividend may be paid or made by Adient unless the net assets of Adient are equal to, or exceed, the aggregate of Adient's share capital that has been paid up or that is payable in the future plus non-distributable reserves, and the distribution does not reduce Adient's net assets below such aggregate.
Recent Sales of Unregistered Equity Securities
None.
Repurchases of Equity Securities
Share repurchase activity during the three months ended September 30, 2018 was as follows:

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units)that may yet be Purchased Under the Plans or Programs (1)
July 1, 2018 to July 31, 2018	—	$—	$—	$210,000,580
August 1, 2018 to August 31, 2018	—	—	—	210,000,580
September 1, 2018 to September 30, 2018	—	—	—	210,000,580
	—	$—	$—	$210,000,580
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

Adient plc | Form 10-K | 28

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
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for Adient’s ordinary shares, the Standard & Poor’s 500 Index and a peer group for the period October 31, 2016 (the first day ordinary shares were traded following the separation) through September 30, 2018. The graph assumes the value of the investment in Adient's ordinary shares and each index was $100 on October 31, 2016 and that all dividends were reinvested. Historic stock price performance is not necessarily indicative of future stock price performance. Adient selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. The peer group referenced in the graph below consists of Autoliv, Inc., BorgWarner, Inc., Cooper-Standard Holding, Inc., Delphi Automotive, Goodyear Tire & Rubber, Lear Corp, Magna International Inc., Tenneco Inc., Faurecia SA, Toyota Boshoku Corp. and HUAYU Automotive Systems Co.

	10/31/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018
Adient plc	$100	$129	$160	$144	$186	$175	$133	$110	$89
S&P 500	$100	$106	$112	$116	$121	$129	$128	$132	$142
Peer Group	$100	$107	$113	$120	$136	$146	$144	$138	$123

Adient plc | Form 10-K | 29

Item 6.	Selected Financial Data

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

Statement of Operations (dollars in millions)	2018	2017	2016	2015	2014
Net sales (1)	$17,439	$16,213	$16,790	$20,023	$21,991
Gross profit	911	1,408	1,609	1,852	1,953
Net income (loss) attributable to Adient (2)	(1,685)	877	(1,546)	460	299

Earnings per share (3)
Basic	$(18.06)	$9.38	$(16.50)	$4.91	$3.19
Diluted	$(18.06)	$9.34	$(16.50)	$4.90	$3.19

Balance Sheet Data (dollars in millions)
Total assets	$10,942	$13,170	$12,956	$10,414	$11,198
Total debt	3,430	3,478	3,521	59	156
Shareholders' equity attributable to Adient	2,392	4,279	4,176	5,603	5,445
Total debt to capitalization (4)	59%	45%	46%	1%	3%
Notes to the Selected Financial Data table:
(1) On July 2, 2015, Adient completed the YFAI global automotive interiors joint venture and deconsolidated the contributed interiors business since that date resulting in lower consolidated net sales in subsequent periods.

(2) Net income (loss) attributable to Adient includes the following significant items. Refer to Note 17, "Segment Information," of the notes to consolidated financial statements for more information on the individual items below.

(in millions)	2018	2017	2016	2015	2014
Pension mark-to-market	$24	$45	$(110)	$(6)	$(50)
Gain (loss) on business transactions - net (5)	—	151	—	137	(86)
Costs related to Becoming Adient	(62)	(95)	—	—	—
Costs related to the separation of Adient	—	(10)	(369)	—	—
Restructuring costs and impairment charges (6)	(1,539)	(46)	(332)	(182)	(158)
Tax benefit (expense) of items above	270	22	66	(65)	(23)
	(1,307)	67	(745)	(116)	(317)
One-time tax benefit (expense) items (7)	(767)	12	(1,891)	(293)	—
Impact of significant items	$(2,074)	$79	$(2,636)	$(409)	$(317)
(3) Adient earnings per share for 2016, 2015 and 2014 were calculated using the number of shares that were distributed to the former Parent shareholders upon the separation (93,671,810 shares).
(4) Total debt to capitalization represents total debt divided by the sum of total debt and equity attributable to Adient.

(5) Net (gain) loss on business transactions includes a $151 million net gain in fiscal 2017 related to a previously held interest in a China affiliate that is recorded in equity income. Amounts included in fiscal 2015 primarily relate to the gain in connection with the divestiture of Adient's Interiors business and formation of the YFAI joint venture. Amounts included in fiscal 2014 primarily relate to the loss recorded on the divestiture of the headliner and sun visor product lines.

Adient plc | Form 10-K | 30

(6) Fiscal 2018 restructuring costs and impairment charges includes a $1,086 million of non-cash pre-tax charges in the SS&M business ($787 million relates to long-lived assets and $299 million relates to goodwill), a $358 million non-cash pre-tax impairment charge of the YFAI investment, a $49 million non-cash pre-tax impairment charge related to assets held for sale and a $46 million qualified restructuring charge. Amounts in prior fiscal years relate primarily to qualified restructuring. Refer to Note 4, "Property, Plant and Equipment," Note 5, "Goodwill and Other Intangible Assets," Note 14, "Restructuring and Impairment Costs" Note 15, "Impairment of Long-Lived Assets" and Note 18, "Nonconsolidated Partially-Owned Affiliates," of the notes to the consolidated financial statements for more information.
(7) One-time tax expense items in fiscal 2018 primarily relate to establishing valuation allowances of $555 million and the impact of U.S. tax reform of $210 million. Amounts in fiscal 2016 primarily relate to tax charges associated with the separation from the former Parent. Amounts for fiscal 2015 primarily relate to the tax consequences associated with the YFAI joint venture formation.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Presentation of Information
Unless the context requires otherwise, references to "Adient plc" or"Adient" refer to Adient plc and its consolidated subsidiaries for periods subsequent to its separation from Johnson Controls International plc ("the former Parent") on October 31, 2016. References in this Annual Report on Form 10-K to the "separation" refer to the legal separation and transfer of the former Parent's automotive seating and interiors business to Adient on October 31, 2016.
Forward-Looking Statements
This section and other parts of this Annual Report on Form 10-K ("Form 10-K") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: effectively launch new business at forecasted and profitable levels, the impact of tax reform legislation through the Tax Cuts and Jobs Act, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, the ability of Adient to execute turnaround actions, the ability of Adient to identify, recruit and retain key leadership, the ability of Adient to meet debt service requirements, the ability and terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, the ability of Adient to fully integrate the Futuris business, cancellation of or changes to commercial arrangements, and the ability of Adient Aerospace to successfully implement its strategic initiatives or realize the expected benefits of the joint venture. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part I, Item 1A of the which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of the Form 10-K. All information presented herein is based on the Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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

Adient plc | Form 10-K | 31

Adient's fiscal 2016 consolidated financial statements were prepared on a stand-alone basis derived from the former Parent's consolidated financial statements and accounting records. Therefore, the financial statements reflect, in conformity with accounting principles generally accepted in the United States, Adient's financial position, results of operations, comprehensive income (loss) and cash flows as the business would have been historically operated as part of the former Parent prior to the separation. The financial statements may not be indicative of Adient's future performance and do not necessarily reflect what the consolidated results of operations, financial condition and cash flows would have been had Adient operated as a separate, publicly traded company during the periods presented, particularly because many changes occurred in Adient's operations and capitalization as a result of the separation from the former Parent.
Adient's fiscal 2016 consolidated statement of operations includes its direct expenses for cost of goods sold, research and development, sales and marketing, distribution, and administration as well as allocations of expenses arising from shares services and infrastructure provided by the former Parent to Adient, such as information technology, accounting, legal, real estate and facilities, corporate advertising, risk and insurance services, treasury, shareholder services and other corporate and infrastructure services. These operating expenses were allocated to Adient that used estimates that were considered to be a reasonable reflection of the utilization of services provided or benefits received by Adient.
Overview
Adient is a global leader in the automotive seating supply industry with relationships with the largest global auto manufacturers. Adient's technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests, trim covers and fabrics. Adient is an independent seat supplier with global scale and the capability to design, develop, engineer, manufacture and deliver complete seat systems and components in every major automotive producing region in the world. Adient also participates in the automotive interiors market primarily through its 30% equity interest in our global automotive interiors joint venture in China, Yanfeng Global Automotive Interior Systems Co., Ltd. (YFAI).
Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient also supplies high performance seating systems to the international motorsports industry through its award winning RECARO brand of products. Adient operates in 234 wholly- and majority-owned manufacturing or assembly facilities, with operations in 34 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America. Through its global footprint, vertical integration and partnerships in China, Adient leverages its capabilities to drive growth in the automotive seating industry.
During the second quarter of fiscal 2018, Adient changed its reportable segments to Seating, Seat Structures and Mechanisms ("SS&M"), and Interiors. As a result, the prior period presentation of reportable segments has been recast to conform to the current segment reporting structure. Refer to Note 17, "Segment Information " for additional information on Adient's reportable segments.
Seating
The Seating segment produces complete seat systems for automotive and other mobility applications, as well as certain components of complete seat systems, such as foam, trim and fabric.
Seat Structures and Mechanisms
The SS&M segment produces seat structures and mechanisms for inclusion in complete seat systems that are produced by Adient or others.

Interiors

The Interiors segment, derived from Adient's global automotive interiors joint ventures, produces instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other products.

Adient plc | Form 10-K | 32

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During fiscal 2018, automotive production in South America, Europe and China experienced growth at a declining rate as compared to the prior year growth rate change, Asia production was flat in the current year, and production in North America continued to experience overall decline.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
(units in millions)	2018	Change	2017	Change	2016
Global	93.8	0.5%	93.3	3.6%	90.1
North America	16.9	-2.3%	17.3	-2.8%	17.8
South America	3.4	9.7%	3.1	14.8%	2.7
Europe	23.2	1.8%	22.8	2.7%	22.2
China	28.2	0.7%	28.0	6.5%	26.3
Asia, excluding China, and Other	22.1	—%	22.1	4.7%	21.1

Source: IHS Automotive, November 2018

Financial Results Summary
Significant aspects of Adient's financial results for fiscal 2018 include the following:

•
Adient recorded net sales of $17,439 million for fiscal 2018, representing an increase of $1.2 billion when compared to fiscal 2017. The increase in net sales is primarily due to the full year impact of Futuris operations (acquired in September 2017), the full year impact of the consolidation of a China affiliate (consolidated in July 2017) and the favorable impact of foreign currency.

•
Gross profit was $911 million, or 5% of net sales for fiscal 2018 compared to $1.4 billion, or 9% of net sales for fiscal 2017. Profitability, including gross profit as a percentage of net sales, was lower primarily due to ongoing business performance issues in both Seating and SS&M, including launch inefficiencies and premium freight, along with higher commodity prices, partially offset by the impact of the Futuris acquisition and the consolidation of a China affiliate.

•
Equity loss was $13 million for fiscal 2018, which compares to equity income of $522 million for fiscal 2017. The decrease during fiscal 2018 was primarily attributable to overall lower profitability at YFAI during the current year, along with a $366 million pre-tax current year charge related to YFAI ($358 million impairment of the YFAI investment and $8 million related to U.S. tax reform legislation) and a prior year gain of $151 million on a previously held interest in a China affiliate, partially offset by higher income at non-consolidated Seating and SS&M affiliates.

•
Net loss attributable to Adient was $1,685 million for fiscal 2018, compared to $877 million of net income attributable to Adient for fiscal 2017. The net loss for fiscal 2018 is primarily attributable to overall lower profitability within Seating, SS&M and at YFAI along with $881 million of current year net-of-tax impairment charges in the SS&M business ($602 million related to long-lived assets and $279 million related to goodwill), $330 million current year net-of-tax charges related to YFAI ($322 million impairment of our YFAI investment and $8 million related to U.S. tax reform legislation), current year income tax charges of $765 million ($555 million to establish valuation allowances and $210 million for the impact of U.S. tax reform legislation) and a net-of-tax asset impairment charge of $35 million for assets held for sale.

Adient plc | Form 10-K | 33

Consolidated Results of Operations

	Year Ended September 30,
(in millions)	2018	Change	2017	Change	2016
Net sales	$17,439	8%	$16,213	-3%	$16,790
Cost of sales	16,528	12%	14,805	-2%	15,181
Gross profit	911	-35%	1,408	-12%	1,609
Selling, general and administrative expenses	694	—%	691	-43%	1,222
Restructuring and impairment costs	1,181	*	46	-86%	332
Equity income (loss)	(13)	*	522	52%	344
Earnings (loss) before interest and income taxes	(977)	*	1,193	*	399
Net financing charges	144	9%	132	*	22
Income (loss) before income taxes	(1,121)	*	1,061	*	377
Income tax provision (benefit)	480	*	99	*	1,839
Net income (loss)	(1,601)	*	962	*	(1,462)
Income (loss) attributable to noncontrolling interests	84	-1%	85	1%	84
Net income (loss) attributable to Adient	$(1,685)	*	$877	*	$(1,546)

* Measure not meaningful
Net Sales

	Year Ended September 30,
(in millions)	2018	Change	2017	Change	2016
Net sales	$17,439	8%	$16,213	-3%	$16,790
Net sales increased by $1.2 billion, or 8%, in fiscal 2018 primarily due to the full year impact of the Futuris operations (acquired in September 2017) and the full year impact of the consolidation of a China affiliate (consolidated in July 2017) of $877 million, favorable foreign currency impact of $497 million and higher volumes in Europe, partially offset by lower volumes in North America and Asia. Refer to the segment analysis below for a discussion of segment net sales.
Net sales decreased by $577 million, or 3%, in fiscal 2017 primarily due to lower volumes in North America resulting from overall economic factors, capital restraints prior to 2016 and the wind down of certain plants and related expiring programs, partially offset by higher volumes in Europe and other Asian countries corresponding to overall economic growth in those regions. Also contributing to the overall decrease was unfavorable foreign currency translation of $97 million, partially offset by the impact of the consolidation of one of our China affiliates, which added $64 million in net sales in fiscal 2017. Refer to the segment analysis below for a discussion of segment net sales.
Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2018	Change	2017	Change	2016
Cost of sales	$16,528	12%	$14,805	-2%	$15,181
Gross profit	911	-35%	1,408	-12%	1,609
% of sales	5.2%		8.9%		9.4%
Cost of sales increased by $1.7 billion, or 12%, and gross profit decreased by $497 million, or 35%,in fiscal 2018 primarily as a result of business performance issues related to launch inefficiencies, including freight and operational waste, higher commodity costs, the full year impact of Futuris operations and the full year impact of the consolidation of a China affiliate of $764 million and an unfavorable foreign currency impact of $455 million. Cost of sales was impacted favorably by a year over year reduction

Adient plc | Form 10-K | 34

in Becoming Adient charges ($46 million in fiscal 2018 compared to $55 million in fiscal 2017). Refer to the segment analysis below for a discussion of segment profitability.
Cost of sales decreased by $376 million, or 2%, in fiscal 2017 primarily as a result of lower levels of net sales and a favorable foreign currency impact of $103 million. Gross profit decreased by $201 million, or 12% in fiscal 2017 primarily due to higher commodity costs (e.g. rising steel prices) and the effect of lower levels of net sales. Other items impacting cost of sales include, a favorable impact from pension mark-to-market of $20 million ($4 million benefit in fiscal 2017 compared to $16 million charge in fiscal 2016) resulting from higher discount rates for certain non-US pension plans, and Becoming Adient costs of $55 million. Refer to the segment analysis below for a discussion of segment profitability.
Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2018	Change	2017	Change	2016
Selling, general and administrative expenses	$694	—%	$691	-43%	$1,222
% of sales	4.0%		4.3%		7.3%
Selling, general and administrative expenses (SG&A) increased by $3 million in fiscal 2018. SG&A was unfavorably impacted by $93 million of growth investments to support new business wins, the full year impact of Futuris operations and the full year impact of the consolidation of a China affiliate of $19 million and the unfavorable impact of foreign currency of $24 million, an unfavorable impact from pension mark-to-market of $19 million (a $22 million benefit in fiscal 2018 compared to a $41 million benefit in fiscal 2017), the prior year initial funding of the Adient foundation of $12 million and prior year Futuris transaction costs of $3 million, partially offset by $135 million of lower overall administrative expenses and $34 million of lower Becoming Adient and separation costs. Certain of the lower administrative expenses in fiscal 2018 related to reduced discretionary spending and lower incentive compensation levels are not anticipated to recur as part of the annual run rate of SG&A. Refer to the segment analysis below for a discussion of segment profitability.
SG&A decreased by $531 million, or 43%, in fiscal 2017. SG&A was favorably impacted by $359 million of lower separation costs, a favorable impact from pension mark-to-market of $135 million (a $41 million benefit in fiscal 2017 compared to a $94 million charge in fiscal 2016), partially offset by $40 million of Becoming Adient costs, a $24 million prior year pension credit associated with pension plans retained by the former Parent, $22 million of prior year favorable settlements from previous business divestitures, a $20 million prior year favorable legal settlement, a $13 million prior year favorable commercial settlement, the initial funding of the Adient foundation of $12 million and Futuris transaction costs of $3 million. Refer to the segment analysis below for a discussion of segment profitability.
Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2018	Change	2017	Change	2016
Restructuring and impairment costs	$1,181	*	$46	-86%	$332

* Measure not meaningful
Restructuring and impairment charges during fiscal 2018 are attributable to a $787 million long-lived asset impairment charge and a $299 million goodwill impairment charge within SS&M, a $49 million assets held for sale impairment charge and a $46 million restructuring charge. Refer to Note 2, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for information related to the assets held for sale. Refer to Note 5, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for information related to the goodwill impairment charge during the second quarter of fiscal 2018. Refer to Note 14, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans. Refer to Note 15, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for information related to the impairment charges recorded in fiscal 2018.
The decrease in restructuring charges during fiscal 2017 of $286 million is due to the prior year restructuring charges and impairment of information technology assets within the Seating segment. Refer to Note 14, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Adient plc | Form 10-K | 35

Equity Income

	Year Ended September 30,
(in millions)	2018	Change	2017	Change	2016
Equity income (loss)	$(13)	*	$522	52%	$344

* Measure not meaningful
Equity loss was $13 million for fiscal 2018, compared to equity income of $522 million for fiscal 2017. The decrease during fiscal 2018 was primarily attributable to overall lower profitability at YFAI during the current year, along with a $366 million pre-tax current year charge related to YFAI ($358 million impairment of the YFAI investment and $8 million related to U.S. tax reform legislation) and a prior year gain of $151 million on a previously held interest in a China affiliate, partially offset by higher income at non-consolidated Seating and SS&M affiliates and the favorable impact of foreign currency translation of $17 million.
Equity income was $522 million for fiscal 2017, compared to equity income of $344 million in fiscal 2016. The increase in equity income is primarily attributable to a $151 million gain on a previously held interest in a China affiliate as mentioned above and due to overall higher income at certain Seating and SS&M affiliates in China resulting from higher automotive production levels and slightly higher income at YFAI. The increase in equity income was offset by the unfavorable impact of foreign currency translation of $13 million.
Net Financing Charge

	Year Ended September 30,
(in millions)	2018	Change	2017	Change	2016
Net financing charges	$144	9%	$132	*	$22

* Measure not meaningful
Net financing charges increased in fiscal 2018 primarily due to the increased use of Adient's revolving credit facility during fiscal 2018. Net financing charges increased in fiscal 2017 as a result of the debt incurred and maintained in connection with the separation from the former Parent.
Income Tax Provision

	Year Ended September 30,
(in millions)	2018	Change	2017	Change	2016
Income tax provision (benefit)	$480	*	$99	*	$1,839

* Measure not meaningful
The fiscal 2018 income tax expense of $480 million was higher than the Irish statutory rate of 12.5% primarily due to the charge to recognize the impact of U.S. tax reform legislation, repatriation of foreign earnings, and changes in uncertain tax positions and valuation allowances, partially offset by benefits from global tax planning, losses in jurisdictions subject to state and local taxation, notional interest deductions, foreign tax rate differentials, and impairment deductions.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed and enacted into law, and is effective for tax years beginning on or after January 1, 2018, with the exception of certain provisions. As a fiscal year taxpayer, Adient will not be subject to the majority of the provisions until fiscal year 2019, however the statutory tax rate reduction is effective January 1, 2018. The Act reduces the U.S. corporate tax rate from 35% to 21%. Adient’s fiscal 2018 income tax expense reflects the benefit from the reduced rate of 24.5% resulting from the application of Internal Revenue Code, Section 15 which provides for a proration of the newly enacted rate during fiscal 2018. This benefit is offset by a non-cash tax expense of $106 million related to the remeasurement of Adient’s net deferred tax assets at the lower statutory rate, a non-cash estimated tax expense of $100 million related to recording a valuation allowance to reflect the reduced benefit Adient expects to realize as a result of being subject to the Base Erosion and Anti-avoidance Tax ("BEAT"), and tax expense of $4 million related to the transition tax imposed on previously untaxed earnings

Adient plc | Form 10-K | 36

and profits. Adient is projecting that it will be subject to BEAT, a parallel tax system, for the foreseeable future.
During the fourth quarter of fiscal 2018, Adient refined its estimate of the impact of the income tax effects of the Act from the previously disclosed $258 million to $210 million as discussed above, based on new information, including the full year fiscal 2018 results. Adient has completed its accounting for the deferred remeasurement and transition tax aspects of the Act. In accordance with Staff Accounting Bulletin No. 118, Adient is disclosing the estimated income tax impact for the BEAT valuation allowance. Although the $100 million tax expense represents what Adient believes is a reasonable estimate of the impact of the income tax effects of the Act on its consolidated financial statements as of September 30, 2018, it is a provisional amount and will be impacted by the forthcoming BEAT regulatory guidance and Adient’s on-going analysis of the legislation. Adient will continue to assess the provisions of the Act and the anticipated impact to income tax expense and will disclose the impact on its consolidated financial statements in future financial filings. Any adjustment to the provisional amount will be offset by the U.S. valuation allowance resulting in no net impact to income tax expense (benefit) in the first quarter of fiscal 2019.
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
As a result of Adient's fiscal 2018 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence (including the SS&M long-lived asset impairment recorded in the fourth quarter of fiscal 2018), Adient determined that it was more likely than not that deferred tax assets within the following jurisdictions would not be realized and recorded net valuation allowances as income tax expense in the fourth quarter of fiscal 2018: Belgium ($12 million), Canada ($6 million), Germany ($175 million), Hungary ($14 million), Mexico ($117 million), Poland ($8 million), Romania ($9 million), and the U.S. ($281 million). Germany, Hungary, Mexico, Poland, Romania, and the U.S. cumulative loss positions were all adversely impacted by the SS&M performance issues and resulting long-lived asset impairment.

In addition, as a result of Adient's fiscal 2018 analysis, Adient determined that it was more likely than not that deferred tax assets within Brazil would be realized. Therefore, Adient released $76 million of valuation allowance as an income tax benefit in the fourth quarter of fiscal 2018. Adient continues to record valuation allowances on certain deferred tax assets in Australia, Czech Republic, Mexico, Poland, Spain and other jurisdictions as it remains more likely than not that they will not be realized.

The fiscal 2017 income tax expense of $99 million is below the Irish statutory rate of 12.5% primarily due to benefits from global tax planning, notional interest deductions, foreign tax rate differentials, and foreign exchange, partially offset by a first quarter fiscal 2017 tax law change in Hungary, repatriation of foreign earnings, and changes in uncertain tax positions and valuation allowances.

The fiscal 2016 income tax expense of $1,839 million is above the U.S. statutory rate primarily due to the tax consequences surrounding the separation ($1,891 million) and the jurisdictional mix of restructuring and impairment costs, partially offset by the benefits of continuing global tax planning initiatives and foreign tax rate differentials. The global tax planning initiatives in fiscal 2016 related primarily to Adient's portion of the former Parent's foreign tax credit planning, global financing structures and alignments of its global business functions in a tax efficient manner. Refer to Note 16, "Income Taxes," of the notes to consolidated financial statements for further disclosure related to Adient's income tax provision.

Adient plc | Form 10-K | 37

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2018	Change	2017	Change	2016
Income (loss) attributable to noncontrolling interests	$84	-1%	$85	1%	$84

The decrease in income attributable to noncontrolling interests for fiscal 2018 was primarily attributable to the impact of the U.S. tax reform at one of Adient's consolidated affiliates ($4 million) and lower income at certain Seating affiliates, partially offset by the consolidation of a Seating affiliate in China ($10 million) in the fourth quarter of fiscal 2017. The increase in income attributable to noncontrolling interests for fiscal 2017 when compared to the prior year was primarily attributable to the consolidation of a partially-owned Seating affiliate in China.
Net Income (Loss) Attributable to Adient

	Year Ended September 30,
(in millions)	2018	Change	2017	Change	2016
Net income (loss) attributable to Adient	$(1,685)	*	$877	*	$(1,546)

* Measure not meaningful
Net loss attributable to Adient was $1,685 million for fiscal 2018, compared to $877 million of net income attributable to Adient for fiscal 2017. The net loss for fiscal 2018 is primarily attributable to overall lower profitability within Seating, SS&M and at YFAI along with $881 million of current year net-of-tax impairment charges in the SS&M business ($602 million related to long-lived assets and $279 million related to goodwill), $330 million current year net-of-tax charges related to YFAI ($322 million impairment of our YFAI investment and $8 million related to U.S. tax reform legislation), current year income tax charges of $765 million ($555 million to establish valuation allowances and $210 million for the impact of U.S. tax reform legislation) and a net-of-tax asset impairment charge of $35 million for assets held for sale.
Net income attributable to Adient was $877 million fiscal 2017, which is $2,423 million higher than the prior year, despite lower profits due to lower sales volumes and higher financing costs in fiscal 2017. The overall increase was primarily due to prior year one-time income tax charges as a result of the separation, lower separation costs, lower restructuring and impairment costs, the favorable impact of pension mark-to-market adjustment, and a gain on a previously-held interest in a China affiliate, partially offset by Becoming Adient costs, favorable settlements in the prior year and other one-time costs in fiscal 2017.
Comprehensive Income Attributable to Adient

	Year Ended September 30,
(in millions)	2018	Change	2017	Change	2016
Comprehensive income (loss) attributable to Adient	$(1,819)	*	$756	*	$(1,575)

* Measure not meaningful
Comprehensive loss attributable to Adient was $1,819 million for fiscal 2018 compared to comprehensive income attributable to Adient for fiscal 2017 of $756 million. The comprehensive loss attributable to Adient for fiscal 2018 was primarily due to lower net income attributable to Adient ($2,562 million) and the favorable impact of foreign currency ($13 million). The year-over-year favorable foreign currency impact was primarily driven by the strengthening of the U.S. dollar against other major currencies.
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

Segment Analysis

Adient plc | Form 10-K | 38

During the second quarter of fiscal 2018, Adient restructured certain of its management organization in response to the challenges faced in the seat structures and mechanisms business, resulting in a realignment of its reportable segments. Adient also began using an adjusted EBITDA metric to assess the performance of its segments and ceased allocating certain corporate-related costs to its segments. Prior period segment information has been recast to align with this change in organizational structure, the use of a new performance metric and to reflect unallocated corporate-related costs. Pursuant to this change, Adient operates in the following three reportable segments for financial reporting purposes:

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

Financial information relating to Adient's reportable segments is as follows:

	Year Ended September 30,
(in millions)	2018	2017	2016
Net Sales
Seating	$15,704	$14,742	$15,325
SS&M	3,003	2,810	2,992
Eliminations	(1,268)	(1,339)	(1,527)
Total net sales	$17,439	$16,213	$16,790

Adient plc | Form 10-K | 39

	Year Ended September 30,
(in millions)	2018	2017	2016
Adjusted EBITDA
Seating	$1,411	$1,578	$1,484
SS&M	(168)	82	124
Interiors	62	93	91
Corporate-related costs (1)	(105)	(148)	(162)
Becoming Adient costs (2)	(62)	(95)	—
Separation costs (3)	—	(10)	(369)
Restructuring and impairment costs (4)	(1,181)	(46)	(332)
Purchase accounting amortization (5)	(69)	(43)	(37)
Restructuring related charges (6)	(61)	(37)	(14)
Pension mark-to-market (7)	24	45	(110)
Impairment of nonconsolidated partially owned affiliate (8)	(358)	—	—
Gain on previously-held interest (9)	—	151	—
Depreciation (10)	(393)	(332)	(327)
Stock based compensation (11)	(37)	(29)	(28)
Other items (12)	(40)	(16)	79
Earnings (loss) before interest and income taxes	(977)	1,193	399
Net financing charges	(144)	(132)	(22)
Income (loss) before income taxes	$(1,121)	$1,061	$377

Adient plc | Form 10-K | 40

Notes:

(1)
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

(2)	Reflects incremental expenses associated with becoming an independent company.
(3)	Reflects expenses associated with and incurred prior to the separation from the former Parent.
(4)
Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. Fiscal 2018 restructuring and impairment costs includes a non-cash pre-tax impairment charge of $1,086 in the SS&M business ($787 million related to long-lived assets $299 million related to goodwill), a $49 million non-cash impairment charge related to assets held for sale and a $46 million qualified restructuring charge. Refer to Note 4, "Property, Plant and Equipment," Note 5, "Goodwill and Other Intangible Assets," Note 14, "Restructuring and Impairment Costs," and Note 15, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for more information. Amounts in prior fiscal years relate primarily to qualified restructuring.

(5)	Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(6)	Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(7)	Reflects net mark-to-market adjustments on pension and postretirement plans.
(8)
Reflects a non-cash impairment charge related to Adient's YFAI investment balance, which has been recorded within the equity income line in the consolidated statements of income. See Note 18, "Nonconsolidated Partially-Owned Affiliates," for more information.

(9)
An amendment to the rights agreement of a seating affiliate in China was finalized in the fourth quarter of fiscal 2017 giving Adient control of the previously non-consolidated affiliate. Adient began consolidating the entity in July 2017 and was required to apply purchase accounting, including recognizing a gain on our previously held interest, which has been recorded in equity income.

(10)
For the twelve months ended September 30, 2018, depreciation excludes $7 million, which is included in restructuring related charges discussed above. For the twelve months ended September 30, 2017, depreciation excludes $5 million which is included in Becoming Adient costs discussed above.

(11)
For the twelve months ended September 30, 2018 and 2017, stock based compensation excludes $10 million and $16 million, respectively. These amounts are included in Becoming Adient costs discussed above.

(12)
The twelve months ended September 30, 2018 primarily includes $22 million integration costs associated with the acquisition of Futuris, $11 million of non-recurring consulting fees related to SS&M, and a $8 million charge related to the impact of the U.S. tax reform on YFAI. The twelve months ended September 30, 2017 primarily includes $3 million of transaction costs associated with the acquisition of Futuris and $12 million of initial funding of the Adient foundation. The twelve months ended September 30, 2016 includes a $24 million multi-employer pension credit associated with the removal of costs for pension plans that remained with the former Parent, $22 million of favorable settlements from prior year business divestitures, a $20 million favorable legal settlement and a $13 million favorable commercial settlement.

Adient plc | Form 10-K | 41

Seating

	Year Ended September 30,
(in millions)	2018	Change	2017	Change	2016
Net sales	$15,704	7%	$14,742	-4%	$15,325
Adjusted EBITDA	$1,411	-11%	$1,578	6%	$1,484

Net sales increased for fiscal 2018 by $962 million due to the full year impact of Futuris operations and the full year impact of the consolidation of a China affiliate ($877 million) and the favorable impact of foreign currency ($423 million), partially offset by overall lower volumes ($256 million) and net pricing reductions ($82 million). The volume decrease was attributable to North America and Asia, partially offset by an increase in Europe.

Adjusted EBITDA decreased for fiscal 2018 by $167 million due to an increase in operating costs including increased freight, operational waste and net pricing reductions ($212 million), growth investments to support new business wins ($95 million), lower volumes in certain regions ($41 million) and unfavorable net material economics ($36 million), partially offset by the full year impact of Futuris operations and the full year impact of the consolidation of a China affiliate ($94 million), lower administrative expenses ($81 million), the favorable impact of foreign currency ($37 million) and higher equity income ($5 million).
Net sales decreased for fiscal 2017 by $583 million due to lower volumes ($577 million) and the unfavorable impact of foreign currency ($70 million), partially offset by the consolidation of a China affiliate ($64 million). The decrease in volumes is primarily attributable to North America due to overall economic factors, capital constraints prior to 2016 and the wind down of certain plants and related expiring programs, partially offset by increased volumes in Europe and Asia corresponding to overall economic growth in those regions.
Adjusted EBITDA increased for 2017 by $94 million due to lower administrative expenses ($106 million), higher equity income ($30 million), net operating and commercial margin improvements ($59 million), partially offset by higher commodity costs ($52 million), lower volumes ($41 million) and unfavorable foreign currency ($8 million).
SS&M

	Year Ended September 30,
(in millions)	2018	Change	2017	Change	2016
Net sales	$3,003	7%	$2,810	-6%	$2,992
Adjusted EBITDA	$(168)	*	$82	-34%	$124

* Measure not meaningful
Net sales increased for fiscal 2018 by $193 million due to higher volumes ($103 million), the favorable impact of foreign currency ($74 million) and certain material economic recoveries ($41 million), partially offset by net pricing reductions ($25 million). The volume increase was attributable to Europe, partially offset by decreases in North America and Asia.
Adjusted EBITDA decreased for fiscal 2018 by $250 million due to an increase in operating costs related to launch inefficiencies, premium freight, steel supply constraints and cost of customer interruptions ($200 million), unfavorable material economics, net of recoveries ($23 million), the impact of net pricing reductions ($23 million), unfavorable product mix ($7 million) and the unfavorable impact of foreign currency ($5 million), partially offset by higher equity income ($6 million) and lower administrative expenses ($2 million).
Net sales decreased for fiscal 2017 by $182 million due to lower volumes ($155 million) and the unfavorable impact of foreign currency ($27 million).
Adjusted EBITDA decreased for fiscal 2017 by $42 million due to higher operating costs related to launch inefficiencies, premium freight, steel supply constraints and cost of customer interruptions ($59 million), higher commodity costs ($58 million) and unfavorable product mix ($26 million), partially offset by the impact of net pricing increases ($43 million), lower administrative expenses ($42 million), higher equity income ($8 million) and the favorable impact of foreign currency ($8 million).

Adient plc | Form 10-K | 42

Interiors

	Year Ended September 30,
(in millions)	2018	Change	2017	Change	2016
Adjusted EBITDA	$62	-33%	$93	2%	$91
Adjusted EBITDA decreased for fiscal 2018 by $31 million, primarily attributable to operational issues within the YFAI business ($34 million), unfavorable product mix and net price reductions, partially offset by the favorable impact of foreign currency ($3 million).
Adjusted EBITDA increased for fiscal 2017 by $2 million, primarily attributable to favorable product mix, partially offset by the unfavorable impact of foreign currency ($3 million) and by higher costs associated with various growth investments at YFAI to enable YFAI to operate independently from its former parent companies.
Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs, debt service requirements, share repurchases and dividends. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Funding also previously came from the former Parent through October 31, 2016 and as part of the separation agreement. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below and refer to Note 8, "Debt and Financing Arrangements," of the notes to consolidated financial statements for discussion of financing arrangements. Following the first quarter of fiscal 2019 dividend payout, Adient has suspended future dividends.
Indebtedness

On July 27, 2016, Adient Global Holdings Ltd ("AGH"), a wholly owned subsidiary of Adient, entered into a credit agreement providing for commitments with respect to a $1.5 billion revolving credit facility and a $1.5 billion Term Loan A facility ("Original Credit Facilities"). The Original Credit Facilities mature on July 2021. Commencing March 31, 2017 until the Term Loan A maturity date, amortization of the funded Term Loan A is required in an amount per quarter equal to 0.625% of the original principal amount in the first year following the closing date of the credit facilities on July 27, 2016 ("Closing Date"), 1.25% in each quarter of the second and third years following the Closing Date, and 2.5% in each quarter thereafter prior to final maturity. The Original Credit Facilities contained covenants that include, among other things and subject to certain significant exceptions, restrictions on Adient's ability to declare or pay dividends, make certain payments in respect of the notes, create liens, incur additional indebtedness, make investments, engage in transactions with affiliates, enter into agreements restricting Adient's subsidiaries' ability to pay dividends, dispose of assets and merge or consolidate with any other person. In addition, the Original Credit Facilities contain a financial maintenance covenant requiring Adient to maintain a total net leverage ratio equal to or less than 3.5x adjusted EBITDA calculated on a quarterly basis. The Term Loan A facility also requires mandatory prepayments in connection with certain non-ordinary course asset sales and insurance recovery and condemnation events, among other things, and subject in each case to certain significant exceptions. During the first quarter of fiscal 2019,Adient entered into an amendment to the Original Credit Facilities (“Amended Credit Facilities") whereby the financial maintenance covenant was amended to require Adient to maintain a total net leverage ratio equal to or less than 4.5x adjusted EBITDA, effective September 30, 2018 with step down provisions starting in the quarter ending December 31, 2020. The amendment also expanded the upper range of interest rate margins such that the drawn portion of the Amended Credit Facilities will bear interest based on LIBOR plus a margin between 1.25% - 2.50% (previously 1.25% - 2.25%), based on Adient’s total net leverage ratio. No other terms were impacted by the amendment.
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
AGH will pay a commitment fee on the unused portion of the commitments under the revolving credit facility based on the total net leverage ratio of Adient, ranging from 0.15% to 0.40%. No amounts were outstanding under the revolving credit facility at September 30, 2018 and 2017, respectively.

Adient plc | Form 10-K | 43

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
Sources of Cash Flows

	Year Ended September 30,
(in millions)	2018	2017	2016
Cash provided (used) by operating activities	$679	$746	$(1,034)
Cash provided (used) by investing activities	(487)	(795)	(425)
Cash provided (used) by financing activities	(213)	627	1,516
Capital expenditures	(536)	(577)	(437)

Cash flows from operating activities

Fiscal 2018 compared to Fiscal 2017: The decrease in operating cash flows is primarily attributable to overall lower levels of profitability, partially offset by favorable changes in working capital, specifically higher levels of accounts payable, lower levels of accounts receivable and lower year over year cash outlays associated with established restructuring plans, partially offset by an increase in inventory. See also the working capital section below for further information on changes in working capital.

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

Cash flows from investing activities

Fiscal 2018 compared to Fiscal 2017: The decrease in cash used by investing activities is primarily attributable to the prior year net cash outflow of $247 million for the acquisition of Futuris and the consolidation of our China affiliate along with lower levels of capital expenditures in the current year due to the timing of capital investment needs based primarily on the timing and ramp up of product launches. See below for further discussion of capital expenditures.

Fiscal 2017 compared to Fiscal 2016: The increase in cash used by investing activities was primarily due to the $247 million, net of cash acquired, related to the acquisition of Futuris and the consolidation of our China affiliate along with higher capital expenditures during fiscal 2017, partially offset by $18 million of proceeds in fiscal 2016 from a business divestiture completed in fiscal 2015. See below for further discussion of capital expenditures.

Cash flows from financing activities

Fiscal 2018 compared to Fiscal 2017: The decrease in cash provided by financing activities is primarily due to funding by the former Parent during fiscal 2017 to fund working capital, capital expenditures and establish opening cash balances for Adient at October 31, 2016 along with increased levels of dividends paid to noncontrolling interests.

Adient plc | Form 10-K | 44

Fiscal 2017 compared to Fiscal 2016: The decrease in cash from financing activities was primarily due to the issuance of $1.5 billion Term Loan A during fiscal 2016, the repayment of $300 million of Term Loan A during fiscal 2017, $52 million used to pay dividends and $40 million used to repurchase ordinary shares during fiscal 2017, partially offset by the new European term loan and amounts funded by the former Parent during fiscal 2017 to fund working capital, capital expenditures and establish opening cash balances for Adient at October 31, 2016.
Capital expenditures

Fiscal 2018 compared to Fiscal 2017: The decrease in capital expenditures was primarily related to prior year capital investments associated with becoming an independent company, current year timing of launches and tightening controls around overall spending.
Fiscal 2017 compared to Fiscal 2016: The increase in capital expenditures was primarily related to capital investments associated with becoming an independent company and to increased program spending on product launches.
Working capital

(in millions)	September 30, 2018	September 30, 2017
Current assets	$4,309	$4,499
Current liabilities	4,192	4,328
Working capital	$117	$171

The decrease in working capital of $54 million is primarily attributable to lower levels of accounts receivable and other current assets including tooling receivables, along with higher levels of accounts payable, partially offset by lower levels of accrued compensation, lower restructuring reserves and increased levels of inventory as of September 30, 2018.
Off-Balance Sheet Arrangements
Adient enters into supply chain financing programs in certain foreign jurisdictions to sell accounts receivable without recourse to third-party financial institutions. Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. During the third quarter of fiscal 2018, Adient entered into an additional €200 million accounts receivable transfer and servicing arrangement. As of September 30, 2018, $142 million has been funded under the program.

Contractual Obligations
A summary of Adient's significant contractual obligations as of September 30, 2018:

(in millions)	Total	2019	2020-2021	2022-2023	Beyond 2023
Long-term debt (including capital lease obligations)	$3,456	$2	$1,200	$192	$2,062
Interest on long-term debt (including capital lease obligations)	742	136	264	170	172
Operating leases	437	123	154	98	62
Purchase obligations	344	344	—	—	—
Pension and postretirement contributions	123	9	20	22	72
Total contractual cash obligations	$5,102	$614	$1,638	$482	$2,368

Adient plc | Form 10-K | 45

Quarterly Financial Information (unaudited)
The following tables present Adient's unaudited quarterly results of operations for each of the eight fiscal quarters in the period ended September 30, 2018. The following tables should be read in conjunction with Adient's audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Adient has prepared the information below on a basis consistent with its audited consolidated financial statements and has included all adjustments, consisting of normal recurring adjustments, which, in the opinion of Adient's management, are necessary to fairly state its operating results for the quarters presented. Adient's historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal 2018
Statement of Operations (dollars in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$4,204	$4,596	$4,494	$4,145
Cost of sales	4,002	4,312	4,248	3,966
Net income (loss)	(196)	(143)	73	(1,335)
Income attributable to noncontrolling interests	20	25	19	20
Net income (loss) attributable to Adient	(216)	(168)	54	(1,355)

Earnings per share (1)
Basic	$(2.32)	$(1.80)	$0.58	$(14.51)
Diluted	$(2.32)	$(1.80)	$0.58	$(14.51)

	Fiscal 2017
Statement of Operations (dollars in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$4,026	$4,201	$4,007	$3,979
Cost of sales	3,676	3,822	3,636	3,671
Net income (loss)	164	214	223	361
Income attributable to noncontrolling interests	22	24	22	17
Net income (loss) attributable to Adient	142	190	201	344

Earnings per share (1)
Basic	$1.52	$2.03	$2.15	$3.69
Diluted	$1.51	$2.02	$2.14	$3.67

(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Effects of Inflation and Changing Prices
The effects of inflation have not been significant to Adient's results of operations in recent years.

Adient plc | Form 10-K | 46

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
Revenue Recognition
Adient records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. Adient delivers products and records revenue pursuant to commercial agreements with its customers generally in the form of an approved purchase order, including the effects of contractual customer price productivity. Adient does negotiate discrete price changes with its customers, which are generally the result of unique commercial issues between Adient and its customers. Adient records amounts associated with discrete price changes as a reduction to revenue when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable. Adient records amounts associated with discrete price changes as an increase to revenue upon execution of a legally enforceable contractual agreement and when collectability is reasonable assured. Refer to Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to the consolidated financial statements for more information regarding Adient's adoption of ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)."
Impairment of Goodwill, Other Long-lived Assets and Investments in Partially Owned Affiliates
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, Adient uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows, the appropriate discount rate (based on weighted average cost of capital) and growth rate to reflect the risk inherent in the future cash flows. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape and product profitability based on historical trends. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on Adient's results of operations. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Adient is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. As a result of the change in reportable segments during the second quarter of fiscal 2018, Adient conducted a goodwill impairment analyses of the newly allocated goodwill balances under the new reportable segment structure and determined that goodwill associated with the SS&M reportable segment was fully impaired. Consequently, a pre-tax goodwill impairment charge of $299 million was recognized in the consolidated statements of income (loss) within the restructuring and impairment costs line item. Refer to Note 5, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for additional information.
Adient reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Adient conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires Adient to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Intangible assets with indefinite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. In fiscal 2018, Adient concluded it had triggering events requiring assessment of impairment for the SS&M long-lived assets. As a result, Adient reviewed the long-lived assets for impairment and recorded a $787 million impairment charge within restructuring and impairment costs on the consolidated statements of income (loss). The impairment charge related to long-lived assets that were in use in North America and Europe asset groups as of September 30, 2018 in support of current programs. The impairment was measured, depending on

Adient plc | Form 10-K | 47

the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing appraisal techniques to determine fair values of the impaired assets. These methods are consistent with the methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future operating margins and cash flows, estimated production volumes, weighted average cost of capital rates (13.0%), estimated salable values and third-party appraisal techniques such as market comparables. To the extent that profitability on current or future programs decline as compared to forecasted profitability or if adverse changes occur to key assumptions or other fair value measurement inputs, further impairment of long-lived assets could occur in the future. Refer to Note 15, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for additional information.
Adient monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If Adient determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. During fiscal 2018, Adient concluded it had an other-than-temporary decline in value related to its investment in YFAI and recorded a $358 million impairment charge. The impairment was measured under an income approach utilizing discounted cash flows to derive a fair value of our investment in YFAI. Based on the fair value, the carrying value of the investment in YFAI exceeded fair value by $358 million, and as such Adient recorded a non-cash impairment charge within equity income in the consolidated statements of income (loss) for that amount in the fourth quarter of 2018. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future operating margins and cash flows of YFAI, estimated production volumes, weighted average cost of capital (12.5%) and noncontrolling interest discounts. To the extent that profitability continues to decline as compared to forecasted profitability or if adverse changes occur to key assumptions or other fair value measurement inputs, further impairment of Adient's YFAI investment could occur in the future.Refer to Note 18, "Nonconsolidated Partially-Owned Affiliates," of the notes to the consolidated financial statements for additional information.
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
Adient considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, Adient uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, Adient uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, Adient consistently uses the relevant country specific benchmark indices for determining the various discount rates. Adient's discount rate on U.S. pension plans was 4.29% and 3.85% at September 30, 2018 and 2017, respectively. Adient's discount rate on U.S. postretirement plans was NA and 3.50% at September 30, 2018 and 2017, respectively. Adient's weighted average discount rate on non-U.S. plans was 2.63% and 2.60% at September 30, 2018 and 2017, respectively.
In estimating the expected return on plan assets, Adient considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans' invested assets. The long-term rates of return for prior periods were determined based on former Parent assumptions. Reflecting the relatively long-term nature of the plans' obligations, approximately 55% of the plans' assets are invested in fixed income securities and 16% in equity securities, with the remainder primarily invested in alternative investments. For fiscal years 2018 and 2017, Adient's expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 5.15% and 5.50% respectively. The actual rate of return on U.S. pension plans was below 5.15% in fiscal 2018 and above 5.50% in fiscal 2017. For fiscal years 2018 and 2017,

Adient plc | Form 10-K | 48

Adient's weighted average expected long-term return on non-U.S. pension plan assets was 4.19% and 3.80%, respectively. The actual rate of return on non-U.S. pension plans was below 4.19% in fiscal 2018 and was above 3.80% in fiscal 2017. For fiscal years 2018 and 2017, Adient's weighted average expected long-term return on postretirement plan assets was NA and 3.35%, respectively. The actual rate of return on postretirement plan assets was above NA in fiscal 2018 and was above 3.35% in fiscal 2017.
Beginning in fiscal 2019, Adient estimates the long-term rate of return will approximate 5.15%, 4.19% and 3.75% for U.S. pension, non-U.S. pension and postretirement plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If Adient's actual returns on plan assets are less than Adient's expectations, additional contributions may be required.
In fiscal 2018, total Adient contributions to the defined benefit pension plans were $12 million. Adient expects to contribute at least $19 million in cash to its defined benefit pension plans in fiscal 2019. In fiscal 2018, total Adient contributions to the postretirement plans were not significant. Adient does not expect to make significant contributions to its postretirement plans in fiscal 2019.
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
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Adient records a valuation allowance that primarily represents operating and other loss carryforwards for which realization is uncertain. Management judgment is required in determining Adient's provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against Adient's net deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed and enacted into law, and is effective for tax years beginning on or after January 1, 2018, with the exception of certain provisions. The Act includes a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries, which will be effective for Adient beginning in fiscal year 2019. Adient has made a policy election to treat taxes due under the GILTI provision as a current period expense in the reporting period in which the tax is incurred.

Refer to Note 16, "Income Taxes," of the notes to consolidated audited financial statements for Adient's income tax disclosures.

Adient plc | Form 10-K | 49

Restructuring
Adient accrues costs in connection with its restructuring actions. These accruals include estimates primarily related to employee headcount, local statutory benefits, and other employee termination costs. Actual costs may vary from these estimates. These accruals are reviewed on a quarterly basis and changes to restructuring actions are appropriately recognized when identified. Refer to Note 14, “Restructuring and Impairment Costs,” of the notes to consolidated financial statements for more information.
Adient committed to a restructuring plan in fiscal 2018 to drive cost efficiencies and to balance our global production against demand and recorded $71 million of restructuring costs in the consolidated statement of income that was offset by underspend in prior years by $25 million. The restructuring actions related to cost reduction initiatives in the Seating and SS&M segments. The costs consist primarily of workforce reductions and plant closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2018 restructuring plan will reduce annual operating costs by approximately $65 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 55% will result in net savings. The restructuring actions are expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $48 million at September 30, 2018 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2017 to drive cost efficiencies and to balance our global production against demand and recorded $46 million of restructuring and impairment costs in the consolidated statement of income. The restructuring actions related to cost reduction initiatives in the Seating segment. The costs consist primarily of workforce reductions and plant closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2017 restructuring plan will reduce annual operating costs by approximately $40 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 55%-60% will result in net savings. Adient partially achieved these savings in fiscal years 2017 and 2018. The restructuring actions are expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $12 million at September 30, 2018 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2016 (the "2016 Plan") to drive cost efficiencies and to balance our global production against demand and recorded $332 million of restructuring and impairment costs in the consolidated statement of income. The restructuring actions related to cost reduction initiatives primarily in the Seating and SS&M segments. The costs consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2016 restructuring plan will reduce annual operating costs by approximately $150 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense, of which approximately 70%-75% will result in net savings. Adient partially achieved these savings in fiscal years 2016 through 2018, with the full benefit expected in fiscal 2019. The restructuring actions are expected to be substantially complete in fiscal 2021. The restructuring plan reserve balance of $75 million at September 30, 2018 is expected to be paid in cash.

Since the announcement of the 2016 Plan in fiscal 2016, Adient has experienced lower employee severance and termination benefit cash payouts than previously calculated of approximately $20 million, due to changes in cost reduction actions. The planned workforce reductions disclosed for the 2016 Plan have been updated for Adient's revised actions.

New Accounting Pronouncements
See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Adient plc | Form 10-K | 50

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
Adient selectively uses derivative instruments to reduce market risk associated with changes in foreign currency. All hedging transactions were authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes. At the inception of the hedge, Adient assessed the effectiveness of the hedge instrument and designates the hedge instrument as either (1) a hedge of a recognized asset or liability or of a recognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an unrecognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a non-U.S. operation (a net investment hedge). Adient performed hedge effectiveness testing on an ongoing basis depending on the type of hedging instrument used. All other derivatives not designated as hedging instruments under ASC 815, "Derivatives and Hedging," are revalued in the consolidated statements of income.
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
For all designated net investment hedges, Adient assessed its net investment position in non-U.S. operations and compared it with the outstanding net investment hedge principal on a quarterly basis. All hedges were deemed effective if the aggregate outstanding principal of the hedge instrument designated as the net investment hedge in a non-U.S. operation did not exceed its net investment position in respective non-U.S. operations.
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
Interest Rate Risk
Adient's exposure to changes in global interest rates relates primarily to Adient's investment portfolio and outstanding debt. While Adient is exposed to global interest rate fluctuations, Adient's interest income and expense are most sensitive to fluctuations in U.S. interest rates. Changes in global interest rates affect the interest earned on Adient's cash, cash equivalents and marketable securities and the fair value of those securities, as well as costs associated with hedging and interest paid on Adient's debt.
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

Adient plc | Form 10-K | 51

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
On an annual basis, Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Adient primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincided with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. During fiscal 2018, Adient had hedge contracts outstanding with the aim of hedging balance sheet items, or with the aim of hedging forecasted commitments. Foreign exchange contracts hedging balance sheet items are marked-to-market through the income statement, while foreign exchange contracts to hedge forecasted commitments are designated in a hedge relationship as a cash flow hedge. These are marked-to-market through other comprehensive income when effective.
Adient's euro-denominated bond has been designated to selectively hedge portions of Adient's net investment in Europe. The currency effects of its euro-denominated bond is reflected in the accumulated other comprehensive income account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
At September 30, 2018 and 2017, Adient estimates that an unfavorable 10% change in all applicable exchange rates versus the U.S. Dollar would have decreased net unrealized gains or increased net unrealized losses by approximately $26 million and $34 million, respectively.
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

Adient plc | Form 10-K | 52

Item 8.	Financial Statements and Supplementary Data

Adient plc | Form 10-K | 53

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adient plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Adient plc (the "Company") and its subsidiaries as of September 30, 2018 and 2017, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Adient plc | Form 10-K | 54

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
November 29, 2018

We have served as the Company’s auditor since 1957.

Adient plc | Form 10-K | 55

Adient plc
Consolidated Statements of Income (Loss)

	Year Ended September 30,
(in millions, except per share data)	2018	2017	2016
Net sales	$17,439	$16,213	$16,790
Cost of sales	16,528	14,805	15,181
Gross profit	911	1,408	1,609
Selling, general and administrative expenses	694	691	1,222
Restructuring and impairment costs	1,181	46	332
Equity income (loss)	(13)	522	344
Earnings (loss) before interest and income taxes	(977)	1,193	399
Net financing charges	144	132	22
Income (loss) before income taxes	(1,121)	1,061	377
Income tax provision (benefit)	480	99	1,839
Net income (loss)	(1,601)	962	(1,462)
Income (loss) attributable to noncontrolling interests	84	85	84
Net income (loss) attributable to Adient	$(1,685)	$877	$(1,546)

Earnings per share:
Basic	$(18.06)	$9.38	$(16.50)
Diluted	$(18.06)	$9.34	$(16.50)

Cash dividends declared per share	$0.825	$0.825	$—

Shares used in computing earnings per share:
Basic	93.3	93.5	93.7
Diluted	93.3	93.9	93.7

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 56

Adient plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2018	2017	2016
Net income (loss)	$(1,601)	$962	$(1,462)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(117)	(133)	(36)
Realized and unrealized gains (losses) on derivatives	(10)	17	3
Pension and postretirement plans	1	—	(1)
Other comprehensive income (loss)	(126)	(116)	(34)
Total comprehensive income (loss)	(1,727)	846	(1,496)
Comprehensive income (loss) attributable to noncontrolling interests	92	90	79
Comprehensive income (loss) attributable to Adient	$(1,819)	$756	$(1,575)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 57

Adient plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except share and per share data)	2018	2017
Assets
Cash and cash equivalents	$687	$709
Accounts receivable, less allowance for doubtful accounts of $15 and $20, respectively	2,091	2,224
Inventories	824	735
Other current assets	707	831
Current assets	4,309	4,499
Property, plant and equipment - net	1,683	2,502
Goodwill	2,182	2,515
Other intangible assets - net	460	543
Investments in partially-owned affiliates	1,407	1,793
Assets held for sale	37	—
Other noncurrent assets	864	1,318
Total assets	$10,942	$13,170
Liabilities and Shareholders' Equity
Short-term debt	$6	$36
Current portion of long-term debt	2	2
Accounts payable	3,101	2,958
Accrued compensation and benefits	331	444
Restructuring reserve	141	236
Other current liabilities	611	652
Current liabilities	4,192	4,328
Long-term debt	3,422	3,440
Pension and postretirement benefits	124	129
Other noncurrent liabilities	440	653
Long-term liabilities	3,986	4,222
Commitments and Contingencies (Note 19)
Redeemable noncontrolling interests	47	28
Preferred shares issued, par value $0.001; 100,000,000 shares authorized Zero shares issued and outstanding at September 30, 2018	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 93,395,662 shares issued and outstanding at September 30, 2018	—	—
Additional paid-in capital	3,951	3,942
Retained earnings (accumulated deficit)	(1,028)	734
Accumulated other comprehensive income (loss)	(531)	(397)
Shareholders' equity attributable to Adient	2,392	4,279
Noncontrolling interests	325	313
Total shareholders' equity	2,717	4,592
Total liabilities and shareholders' equity	$10,942	$13,170

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 58

Adient plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2018	2017	2016
Operating Activities
Net income (loss) attributable to Adient	$(1,685)	$877	$(1,546)
Income attributable to noncontrolling interests	84	85	84
Net income (loss)	(1,601)	962	(1,462)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	400	337	327
Amortization of intangibles	47	21	17
Pension and postretirement benefit expense (benefit)	(36)	(41)	113
Pension and postretirement contributions, net	11	(38)	(35)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $22, $22 and $20, respectively)	(55)	(91)	(145)
Impairment of nonconsolidated partially owned affiliate	358	—	—
Gain on previously-held interest	—	(151)	—
Deferred income taxes	344	(52)	(572)
Non-cash restructuring and impairment charges	1,134	—	87
Equity-based compensation	47	45	28
Other	11	(6)	(11)
Changes in assets and liabilities:
Receivables	73	30	83
Inventories	(106)	(10)	49
Other assets	46	13	22
Restructuring reserves	(135)	(179)	73
Accounts payable and accrued liabilities	143	(113)	57
Accrued income taxes	(2)	19	335
Cash provided (used) by operating activities	679	746	(1,034)
Investing Activities
Capital expenditures	(536)	(577)	(437)
Sale of property, plant and equipment	53	44	16
Acquisition of businesses, net of cash acquired	—	(247)	—
Business divestitures	—	—	18
Changes in long-term investments	(4)	(11)	(24)
Other	—	(4)	2
Cash provided (used) by investing activities	(487)	(795)	(425)
Financing Activities
Net transfers from (to) Parent prior to separation	—	606	117
Cash transferred from former Parent post separation	—	315	—
Increase (decrease) in short-term debt	(31)	(7)	25
Increase (decrease) in long-term debt	—	183	1,501
Repayment of long-term debt	(2)	(302)	(39)
Share repurchases	—	(40)	—
Cash dividends	(103)	(52)	—
Dividends paid to noncontrolling interests	(74)	(79)	(88)
Other	(3)	3	—
Cash provided (used) by financing activities	(213)	627	1,516
Effect of exchange rate changes on cash and cash equivalents	(1)	26	4
Increase (decrease) in cash and cash equivalents	(22)	604	61
Cash and cash equivalents at beginning of period	709	105	44
Cash and cash equivalents at end of period	$687	$709	$105
The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 59

Adient plc
Consolidated Statements of Shareholders' Equity

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Parent's Net Investment	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2015	$—	$—	$—	$5,850	$(247)	$5,603	$141	$5,744
Net income	—	—	—	(1,546)	—	(1,546)	59	(1,487)
Foreign currency translation adjustments	—	—	—	—	(31)	(31)	(6)	(37)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	3	3	—	3
Pension and postretirement plans	—	—	—	—	(1)	(1)	—	(1)
Change in Parent's net investment	—	—	—	148	—	148	—	148
Change in noncontrolling interest share	—	—	—	—	—	—	2	2
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(65)	(65)
Balance at September 30, 2016	$—	$—	$—	$4,452	$(276)	$4,176	$131	$4,307
Net income	—	—	812	65	—	877	60	937
Change in Parent's net investment	—	—	—	(880)	—	(880)	—	(880)
Transfers from former Parent	—	333	—	—	—	333	—	333
Reclassification of Parent's net investment and issuance of ordinary shares in connection with separation	—	3,637	—	(3,637)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(138)	(138)	5	(133)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	17	17	—	17
Dividends declared ($0.825 per share)	—	—	(78)	—	—	(78)	—	(78)
Repurchase and retirement of ordinary shares	—	(40)	—	—	—	(40)	—	(40)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(58)	(58)
Change in noncontrolling interest share	—	—	—	—	—	—	175	175
Share based compensation	—	12	—	—	—	12	—	12
Balance at September 30, 2017	$—	$3,942	$734	$—	$(397)	$4,279	$313	$4,592
Net income (loss)	—	—	(1,685)	—	—	(1,685)	60	(1,625)
Foreign currency translation adjustments	—	—	—	—	(125)	(125)	7	(118)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	(10)	(10)	—	(10)
Dividends declared ($0.825 per share)	—	—	(77)	—	—	(77)	—	(77)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(56)	(56)
Change in noncontrolling interest share	—	—	—	—	—	—	1	1
Share based compensation and other	—	9	—	—	1	10	—	10
Balance at September 30, 2018	$—	$3,951	$(1,028)	$—	$(531)	$2,392	$325	$2,717

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 60

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
Adient is a global leader in the automotive seating supplier industry. Adient has a leading market position in the Americas, Europe and China, and has longstanding relationships with the largest global original equipment manufacturers, or OEMs, in the automotive space. Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests, trim covers and fabrics. Adient is an independent seat supplier with global scale and the capability to design, develop, engineer, manufacture, and deliver complete seat systems and components in every major automotive producing region in the world. Adient also participates in the automotive interiors market primarily through its global automotive interiors joint venture in China, Yanfeng Global Automotive Interior Systems Co., Ltd., or YFAI.
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
Basis of Presentation
The financial statements for the period prior to October 31, 2016 was prepared on a stand-alone combined basis derived from the consolidated financial statements and accounting records of the former Parent as if Adient had been operating as a stand-alone company for all periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The assets and liabilities in the financial statements have been reflected on a historical cost basis, as included in the consolidated statements of financial position of the former Parent. The statements of income include allocations for certain support functions that were provided on a centralized basis by the former Parent and subsequently recorded at the business unit level, such as expenses related to employee benefits, finance, human resources, risk management, information technology, facilities, and legal, among others. These expenses have been allocated to Adient on the basis of direct usage when identifiable, with the remainder allocated on a proportional basis of combined sales, headcount or other measures of Adient or the former Parent. Management believes the assumptions underlying the financial statements, including the assumptions regarding allocating general corporate expenses from the former Parent, are reasonable. Nevertheless, the financial statements for periods prior to the separation may not include all actual expenses that would have been incurred by Adient and may not reflect the results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if Adient had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
During fiscal 2018, Adient changed its reportable segments to Seating, Seat Structures and Mechanisms ("SS&M"), and Interiors. Adient also began using an adjusted EBITDA metric to assess the performance of its segments and ceased allocating certain corporate-related costs to its segments. As a result, the prior period presentation of reportable segments has been recast to conform to the current segment reporting structure. For periods prior to October 31, 2016, an allocation methodology was used to derive corporate-related costs not allocated to the segments to be consistent with current period presentation. Refer to Note 17, "Segment Information" for additional information on Adient's reportable segments.

Adient plc | Form 10-K | 61

Principles of Consolidations
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
The financial statements for periods prior to the separation include certain assets and liabilities that have historically been held at the former Parent but are specifically identifiable or otherwise attributable to Adient. All significant intercompany transactions and accounts within Adient's businesses have been eliminated. All intercompany transactions between Adient and the former Parent prior to the separation have been included in the consolidated financial statements as Parent's net investment. Expense related to corporate allocations from the former Parent to Adient are considered to be effectively settled for cash in the financial statements at the time the transaction is recorded. In addition, transactions between Adient and the former Parent's other businesses prior the separation have been classified as related party, rather than intercompany, in the financial statements. See Note 20, " Related Party Transactions ," of the notes to the consolidated financial statements for further details.
Prior to the separation, transfers of cash to and from the former Parent's cash management system were reflected as a component of Parent's net investment in the consolidated statements of financial position. For periods prior to the separation, the cash and cash equivalents held by the former Parent were not attributed to Adient, as legal ownership remained with the former Parent. Furthermore, the income tax expense and deferred taxes in the financial statements for periods prior to October 31, 2016 were prepared on a separate return basis derived from the consolidated financial statements and accounting records of the former Parent as if Adient had been operating as a stand-alone company for all periods presented. As a standalone entity, Adient files tax returns on its own behalf and its effective tax rate and deferred taxes may differ from those in historical periods.
During the second quarter of fiscal 2018, Adient recorded expense of $8 million for an out of period adjustment, primarily impacting cost of goods sold, to correct a prior period error related to an unrecorded obligation. Adient has concluded that this adjustment was not material to previously reported financial statements nor to full year fiscal 2018 results.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended September 30, 2018 and 2017, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

	September 30,
(in millions)	2018	2017
Current assets	$270	$232
Noncurrent assets	43	56
Total assets	$313	$288

Current liabilities	$252	$169
Total liabilities	$252	$169

Adient plc | Form 10-K | 62

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
Pre-Production Costs Related to Long-Term Supply Arrangements
Adient's policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and administrative expense in the consolidated statements of income. At September 30, 2018 and 2017, Adient recorded within the consolidated statements of financial position $301 million and $343 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year. At September 30, 2018, Adient had $132 million and $169 million of reimbursable costs recorded in current and noncurrent assets,

Adient plc | Form 10-K | 63

respectively. At September 30, 2017, Adient had $175 million and $168 million of reimbursable costs recorded in current and noncurrent assets, respectively.
Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if Adient has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2018 and 2017, approximately $54 million and $82 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which Adient had title. In addition, at September 30, 2018, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $208 million and $17 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured. At September 30, 2017, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $257 million and $28 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.
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
Impairment of Long-Lived Assets
Adient reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Adient conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires Adient to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Refer to Note 15, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the results of Adient's impairment analysis.
Impairment of Investments in Partially-Owned Affiliates
Adient monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If Adient determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. Refer to Note 18, "Nonconsolidated Partially-Owned Affiliates," for information regarding the results of Adient's impairment analysis.

Adient plc | Form 10-K | 64

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
Customers
Essentially all of Adient's sales are to the automotive industry. Adient's most significant customers include Fiat Chrysler Automobiles N.V. and Volkswagen Group which comprised 11% and 10% of consolidated net sales, respectively, in fiscal 2018, Volkswagen Group which comprised 11% of consolidated net sales in fiscal 2017 and Fiat Chrysler Automobiles N.V. and Ford Motor Company which comprised 12% and 11% of consolidated net sales, respectively, in fiscal 2016.
Research and Development Costs
Expenditures for research activities relating to product development and improvement (other than those expenditures that are contractually guaranteed for reimbursement from the customer) are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the years ended September 30, 2018, 2017 and 2016 were $513 million, $488 million and $460 million, respectively. A portion of these costs associated with these activities are reimbursed by customers and, for the fiscal years ended September 30, 2018, 2017 and 2016 were $298 million, $350 million and $308 million, respectively.
Foreign Currency Translation
Substantially all of Adient's international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The resulting translation adjustments are accumulated as a component of accumulated other comprehensive income. The aggregate transaction gains (losses) included in net income for the years ended September 30, 2018, 2017 and 2016 were $(4) million, $1 million and $(40) million, respectively.
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

Adient plc | Form 10-K | 65

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
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Adient records a valuation allowance that primarily represents operating and other loss carryforwards for which realization is uncertain. Management judgment is required in determining Adient's provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against Adient's net deferred tax assets.
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

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed and enacted into law, and is effective for tax years beginning on or after January 1, 2018, with the exception of certain provisions. The Act includes a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries, which will be effective for Adient beginning in fiscal year 2019. Adient has made a policy election to treat taxes due under the GILTI provision as a current period expense in the reporting period in which the tax is incurred.

Refer to Note 16, "Income Taxes," of the notes to consolidated audited financial statements for Adient's income tax disclosures.

Adient plc | Form 10-K | 66

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Year Ended September 30,
(in millions, except per share data)	2018	2017	2016
Numerator:
Net income (loss) attributable to Adient	$(1,685)	$877	$(1,546)

Denominator:
Shares outstanding	93.3	93.5	93.7
Effect of dilutive securities	—	0.4	—
Diluted shares	93.3	93.9	93.7

Earnings per share:
Basic	$(18.06)	$9.38	$(16.50)
Diluted	$(18.06)	$9.34	$(16.50)
Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share. The impact of excluding antidilutive securities was insignificant for all periods presented.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." ASU No. 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU No. 2015-11 was effective retrospectively for Adient for the first quarter of fiscal 2018. The adoption of this guidance did not have an impact on Adient's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, "Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." ASU No. 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retrospectively. ASU No. 2016-07 was effective prospectively for Adient for increases in the level of ownership interest or degree of influence that result in the adoption of the equity method that occur beginning in the first quarter of fiscal 2018. The adoption of this guidance did not impact Adient's consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control." ASU No. 2016-17 changes the evaluation of whether a reporting entity is the primary beneficiary of a Variable Interest Entity (VIE) by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. ASU No. 2016-17 was effective for Adient for the first quarter of fiscal 2018. The adoption of this guidance did not have an impact on Adient's consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under ASU No. 2017-04, goodwill impairment testing is done by comparing the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, Adient would recognize an impairment charge for the amount that the reporting unit's carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU No. 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Adient early adopted ASU 2017-04 during the second quarter of fiscal 2018. Refer to Note 5, "Goodwill and Other Intangible Assets” for information on the interim goodwill impairment test performed in conjunction with the change in segment reporting.

Adient plc | Form 10-K | 67

In August 2017, the FASB issued ASU No. 2017-12, Derivatives And Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities. The new standard amends the hedge accounting recognition and presentation requirements in ASC 815. ASU No. 2017-12 amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. As permitted by ASU 2017-12, Adient early adopted this standard in the second quarter of fiscal 2018 on a prospective basis. The adoption of this guidance did not have an impact on Adient's consolidated financial statements. Refer to Note 9, "Derivative Instruments and Hedging Activities," of the notes to the consolidated financial statements for Adient's derivative and hedging disclosures.
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
In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118")." ASU 2018-05 expands income tax accounting and disclosure guidance to include SAB 118 issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the Act and allows for a measurement period not to exceed one year for companies to finalize the provisional amounts recorded as of December 31, 2017. This standard was adopted in the second quarter of fiscal 2018. Refer to Note 16, "Income Taxes" of the notes to the consolidated financial statements for Adient's income tax disclosures.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." The amendments in ASU 2018-15 require implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. The amendments also require an entity to disclose the nature of its hosting arrangements and adhere to certain presentation requirements in its balance sheet, income statement and statement of cash flows. ASU No. 2018-15 is effective for Adient for the quarter ending December 31, 2019, with early adoption permitted. The guidance can be applied either prospectively to all implementation costs incurred after the date of adoption. Adient is currently assessing the potential impact of adopting this guidance on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The amendments in ASU 2018-14 eliminate, add, and modify certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU No. 2018-14 will be effective for Adient for the quarter ending December 31, 2020, with early adoption permitted. The guidance is to be applied on a retrospective basis to all periods presented. Adient is currently assessing the potential impact of adopting this guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in ASU No. 2018-13 eliminate, add, and modify certain disclosure requirements for fair value measurements. ASU No 2018-13 will be effective for Adient for the quarter ending December 31, 2019, with early adoption permitted for either the entire ASU or only the provisions that eliminate or modify requirements. The amendments with respect to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented. Adient is currently assessing the potential impact of adopting this guidance on its consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-08, "Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made", which is intended to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments in ASU No. 2018-08 should assist entities in (1) evaluating whether transactions should be accounted for as contributions (nonreciprocal transaction) within the scope of Topic 958, Not-for-Profit Entities, or as exchange (reciprocal) transactions subject to other guidance and (2) determining whether a contribution is conditional. This amendment applies to all entities that make or receive grants or contributions. ASU No. 2018-08 will be effective for Adient for the quarter ending December 31, 2018, with early adoption permitted. The adoption of this guidance for the quarter ending December 31, 2018 is not expected to have a significant impact on Adient's consolidated financial statements.

Adient plc | Form 10-K | 68

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
In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU No. 2017-07 amends certain aspects of presentation of pension cost and postretirement benefit cost. ASU No. 2017-07 will be effective for Adient for the ending December 31, 2018, with early adoption permitted. The update will result in the retrospective reclassification of the non-service cost components of net benefit cost from cost of sales and selling, general and administrative expenses to other (income) expense, net. There will be no impact on consolidated net income.
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
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." ASU No. 2017-01 clarifies the definition of a business as it relates to the acquisition or sale of assets or businesses. ASU No. 2017-01 will be effective for Adient for the quarter ending December 31, 2018, with early adoption permitted. The adoption of this guidance for the quarter ending December 31, 2018 is not expected to have a significant impact on Adient's consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." ASU No. 2016-18 clarifies the classification and presentation of restricted cash on the statement of cash flows. ASU No. 2016-18 will be effective for Adient for the quarter ending December 31, 2018, with early adoption permitted. The adoption of this guidance for the quarter ending December 31, 2018 is not expected to have a significant impact on Adient's consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for Adient for the quarter ended December 31, 2018, with early adoption permitted. The adoption of this guidance for the quarter ending December 31, 2018 is not expected to have a significant impact on Adient's consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires recognition of operating leases as right of use assets and lease obligations on the balance sheet and disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11, “Targeted Improvements,” providing clarifications as well as optional transition relief for applying certain aspects of the new leases standard. The standard will be effective for Adient for the quarter ending December 31, 2019, with early adoption permitted. Adient is currently assessing the impact this standard will have on its balance sheet and statement of income (loss).

Adient plc | Form 10-K | 69

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities." ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016-01 will be effective prospectively for Adient for the quarter ending December 31, 2018, with early adoption permitted. The adoption of this guidance for the quarter ending December 31, 2018 is not expected to have a significant impact on Adient's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. In March 2016 the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016 the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016 the FASB issued ASU No. 2016-12, ‘‘Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,’’ each of which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. Adient intends to adopt this guidance effective October 1, 2018 using the modified retrospective method, recognizing the cumulative effect of the adoption as an adjustment to opening retained earnings. While Adient is continuing to assess the potential impacts of adopting the standard, our current analysis indicates any adjustment to the adoption date financial statements would not be significant. Under current guidance, Adient generally recognizes revenue when products are shipped and risk of loss has transferred to the customer. The amount of revenue recognized reflects customer purchase orders as well as ongoing price adjustments and commitments, some of which is estimated. Under the new standard, revenue is to be recognized when control of the product is transferred to the customer and Adient obtains an enforceable right to payment. The amount of revenue recognized should reflect consideration that Adient expects to be entitled in exchange for those products. The new guidance also requires additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Adient is currently assessing the enhanced disclosure requirements of the new guidance.

2. Acquisitions and Divestitures

During the first quarter of fiscal 2018, Adient announced its joint venture with The Boeing Company ("Boeing") called Adient Aerospace, LLC ("Adient Aerospace") and formally became operational on October 11, 2018 after securing regulatory approvals. Adient's ownership position in Adient Aerospace is 50.01%. Adient Aerospace will develop, manufacture, and sell a portfolio of seating products to airlines and aircraft leasing companies for installation on Boeing and other OEM commercial airplanes, for both production line-fit and retrofit configurations. Adient Aerospace's results will be included within the Seating segment.

On September 22, 2017, Adient completed the acquisition of Futuris Global Holdings LLC ("Futuris"), a manufacturer of full seating systems, seat frames, seat trim, headrests, armrests and seat bolsters. The acquisition provides substantial synergies through vertical integration, purchasing and logistics improvements. The acquisition also provided for an immediate manufacturing presence on the west coast of the U.S. to service customers such as Tesla as well as strategic locations in China and Southeast Asia.

The net purchase consideration of $353 million consisted of net cash consideration of $349 million (net of $34 million acquired) and the assumption of $4 million of debt (consisting of $2 million of short-term debt and $2 million of current portion of long-term debt). The acquisition was accounted for using the acquisition method and the operating results and cash flows of Futuris are included in Adient's consolidated financial statements from September 22, 2017. During fiscal 2018, Adient recorded certain measurement period adjustments related to Futuris which resulted in a net decrease to goodwill of $18 million.

Adient plc | Form 10-K | 70

Adient recorded a purchase price allocation for the assets acquired and liabilities assumed based on their estimated fair values as of the September 22, 2017 acquisition date. The final purchase price adjustments and allocation is as follow:

(in millions)	Fair Value Allocation
Cash	$34
Accounts receivable	93
Inventory	41
Property, plant and equipment	53
Other assets	22
Goodwill	184
Intangible assets	160
Accounts payable	(86)
Other liabilities	(118)
Total purchase consideration	383
Less: cash acquired	34
Net cash paid	349
Plus: acquired debt	4
Net purchase consideration	$353

The values allocated to intangible assets of $160 million primarily consist of customer relationships which are being amortized on a straight line basis over an estimated useful life of approximately 10 years. The assets were valued using an income approach, specifically the “multi-period excess earnings” method, which identifies an estimated stream of revenue and expenses for a particular group of assets from which deductions of portions of the projected economic benefits, attributable to assets other than the subject asset (contributory assets), are deducted in order to isolate the prospective earnings of the subject asset. This value is considered a level 3 measurement under the U.S. GAAP fair value hierarchy. Key assumptions used in the valuation of customer relationships include: (1) a rate of return of 16.5% and (2) the life of the relationship of approximately 10 years.

The allocation of the purchase price is based on the valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill and intangible assets along with fair value adjustments on property, plant and equipment and inventory reflect the final valuations.

Adient expensed $3 million of acquisition-related costs in the year ended September 30, 2017. Pro forma historical results of operations related to the acquisition of Futuris have not been presented as they are not material to Adient’s consolidated statements of operations.

Adient plc | Form 10-K | 71

During July 2017, Guangzhou Adient Automotive Seating Co., Ltd. ("GAAS"), one of Adient's non-consolidated partially-owned affiliates in China became a consolidated entity as a result of an amendment to the rights agreement. This transaction was accounted for as a step acquisition and fair value accounting was applied. A fair value of $354 million was determined through a valuation using the income approach. A gain of $151 million was recorded on Adient's previously held interest and is included in equity income in the consolidated statements of operations. During fiscal 2018, Adient recorded certain measurement period adjustments related to GAAS which resulted in an increase to goodwill of $3 million. Adient has recorded the fair value allocation for the assets and liabilities of the entity based on the final fair values, as follows:

(in millions)	Fair Value Allocation
Cash and cash equivalents	$102
Accounts receivable	46
Inventory - net	2
Other assets	3
Property, plant and equipment	17
Goodwill	79
Identifiable intangibles	276
Accounts payable	(83)
Other liabilities	(88)
Fair value of the entity	$354
Noncontrolling interest	(170)
Adient's interest	$184

The values allocated to other intangible assets of $276 million primarily consist of customer relationships, which are being amortized on a straight-line basis over the estimated useful life of 20 years. The assets were valued using an income approach, specifically the “multi-period excess earnings” method, which identifies an estimated stream of revenue and expenses for a particular group of assets from which deductions of portions of the projected economic benefits, attributable to assets other than the subject asset (contributory assets), are deducted in order to isolate the prospective earnings of the subject asset. This value is considered a level 3 measurement under the U.S. GAAP fair value hierarchy. Key assumptions used in the valuation of customer relationships include: (1) a rate of return of 14.7% and (2) the life of the relationship of approximately 20 years.

The purchase price was based on the valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill and intangible assets reflect the final valuations. Pro forma historical results of operations related to this transaction have not been presented as they are not material to Adient’s consolidated statements of operations.

The impact of the Futuris acquisition on consolidated results include $497 million of incremental net sales and an immaterial impact on net income during fiscal 2018, respectively. The impact of the Guangzhou Adient Automotive Seating Co., Ltd. ("GAAS") consolidation in July 2017 on consolidated results include $341 million of incremental net sales and an immaterial impact on net income during fiscal 2018, respectively.

Assets held for sale

During fiscal 2018, Adient committed to a plan to sell its Detroit, Michigan properties and its airplanes and actively marketed the sale of these assets. As a result, these assets were classified as assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in an impairment charge of $49 million which was recorded within restructuring and impairment costs on the consolidated statement of income (loss) during fiscal 2018, of which $39 million related to Seating assets and $10 million related to corporate assets. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." During the fourth quarter of fiscal 2018, one airplane was sold for $36 million. During the first quarter of fiscal 2019, both the Detroit, Michigan properties and remaining airplane were sold for approximately $35 million.

Adient plc | Form 10-K | 72

3. Inventories

Inventories consisted of the following:

	September 30,
(in millions)	2018	2017
Raw materials and supplies	$626	$552
Work-in-process	38	37
Finished goods	160	146
Inventories	$824	$735

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,
(in millions)	2018	2017
Buildings and improvements	$1,277	$1,357
Machinery and equipment	4,501	4,827
Construction in progress	298	521
Land	139	149
Total property, plant and equipment	6,215	6,854
Less: accumulated depreciation	(4,532)	(4,352)
Property, plant and equipment - net	$1,683	$2,502

Refer to Note 15, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for additional information related to the SS&M fixed asset impairment charge.

There were no material leased capital assets included in net property, plant and equipment at September 30, 2018 and 2017.

As of September 30, 2018, Adient is the lessor of properties included in land for $5 million, gross building and improvements for $110 million and accumulated depreciation of $80 million. As of September 30, 2017, Adient is the lessor of properties included in land for $7 million, gross building and improvements for $162 million and accumulated depreciation of $123 million.

Adient plc | Form 10-K | 73

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Seating	SS&M	Total
Balance at September 30, 2016	$2,179	$—	$2,179
Business acquisitions	284	—	284
Currency translation and other	52	—	52
Balance at September 30, 2017	$2,515	$—	$2,515
Business acquisitions	(15)	—	(15)
Realignment of goodwill	(299)	299	—
Impairment	—	(299)	(299)
Currency translation and other	(19)	—	(19)
Balance at September 30, 2018	$2,182	$—	$2,182

During the second quarter of fiscal 2018, Adient began reporting three segments: Seating, SS&M and Interiors. Accordingly, goodwill previously reported in the Seating segment was reallocated to the SS&M segment using a relative fair value approach and subsequently determined to be fully impaired. Refer to Note 17, "Segment Information" for more information on Adient's reportable segments. The Interiors segment maintained no goodwill as of September 30, 2018, 2017 and 2016, respectively.

Adient evaluates its goodwill for impairment on an annual basis, or as facts and circumstances warrant. As a result of the change in reportable segments during the second quarter of fiscal 2018, Adient conducted goodwill impairment analyses of the newly allocated goodwill balances under the new reportable segment structure. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Adient estimated the fair value of its reportable segments using both a multiple of earnings approach for the Seating segment and a discounted cash flow analysis approach for SS&M, both of which utilized Level 3 unobservable inputs. These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows, the appropriate discount rate (based on weighted average cost of capital) and growth rate to reflect the risk inherent in the future cash flows. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape and product profitability based on historical trends. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on Adient's results of operations. As a result of the analyses, Adient determined that goodwill associated with the SS&M reportable segment was fully impaired. Consequently, a pre-tax goodwill impairment charge of $299 million was recognized in the three months ended March 31, 2018 in the consolidated statements of income (loss) within the restructuring and impairment costs line item. The goodwill impairment charge represented a triggering event for additional impairment considerations of other long-lived assets, including an analysis of the recoverability of long-lived assets as of March 31, 2018. No further goodwill or other long-lived asset impairments were identified during the second quarter of fiscal 2018. No goodwill impairments were identified as of September 30, 2018.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	September 30, 2018			September 30, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$21	$(14)	$7	$30	$(15)	$15
Customer relationships	509	(101)	408	545	(64)	481
Trademarks	58	(30)	28	59	(26)	33
Miscellaneous	29	(12)	17	22	(8)	14
Total intangible assets	$617	$(157)	$460	$656	$(113)	$543

Adient plc | Form 10-K | 74

Adient evaluates its other intangible assets for impairment on an annual basis, or as facts and circumstances warrant. Of the $787 million long lived asset impairment charge recognized during the fourth quarter of fiscal 2018, $19 million was attributable to a customer relationship impairment charge related to SS&M, representing the excess of the net book value over the fair value of the assets. Refer to Note 15, "Impairment of Long-Lived Assets" of the notes to the consolidated financial statements for additional information.

Amortization of other intangible assets for the fiscal years ended September 30, 2018, 2017 and 2016 was $47 million, $21 million and $17 million, respectively. Adient anticipates amortization for fiscal 2019, 2020, 2021, 2022 and 2023 will be approximately $41 million, $39 million, $39 million, $37 million and $37 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	September 30,
(in millions)	2018	2017
Balance at beginning of period	$19	$13
Accruals for warranties issued during the period	7	3
Changes in accruals related to pre-existing warranties (including changes in estimates)	(4)	13
Settlements made (in cash or in kind) during the period	(11)	(10)
Balance at end of period	$11	$19

7. Leases

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require Adient to pay for insurance, taxes and maintenance of the property.

Certain facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for the fiscal years ended September 30, 2018, 2017 and 2016 was $149 million, $126 million and $120 million, respectively.

Future minimum operating lease payments at September 30, 2018 are as follows:

(in millions)	Operating Leases
2019	$123
2020	87
2021	67
2022	53
2023	45
After 2023	62
Total minimum lease payments	$437

Adient plc | Form 10-K | 75

8. Debt and Financing Arrangements
Long-term debt consisted of the following:

	September 30,
(in millions)	2018	2017
Term Loan A - LIBOR plus 1.75% due in 2021	$1,200	$1,200
4.875% Notes due in 2026	900	900
3.50% Notes due in 2024	1,162	1,180
European Investment Bank Loan - EURIBOR plus 0.90% due in 2022	192	195
Capital lease obligations	2	4
Other	—	1
Less: debt issuance costs	(32)	(38)
Gross long-term debt	3,424	3,442
Less: current portion	2	2
Net long-term debt	$3,422	$3,440
On July 27, 2016, Adient Global Holdings Ltd ("AGH"), a wholly owned subsidiary of Adient, entered into a credit agreement providing for commitments with respect to a $1.5 billion revolving credit facility and a $1.5 billion Term Loan A facility ("Original Credit Facilities"). The Original Credit Facilities mature on July 2021. Commencing March 31, 2017 until the Term Loan A maturity date, amortization of the funded Term Loan A is required in an amount per quarter equal to 0.625% of the original principal amount in the first year following the closing date of the credit facilities on July 27, 2016 ("Closing Date"), 1.25% in each quarter of the second and third years following the Closing Date, and 2.5% in each quarter thereafter prior to final maturity. The Original Credit Facilities contained covenants that include, among other things and subject to certain significant exceptions, restrictions on Adient's ability to declare or pay dividends, make certain payments in respect of the notes, create liens, incur additional indebtedness, make investments, engage in transactions with affiliates, enter into agreements restricting Adient's subsidiaries' ability to pay dividends, dispose of assets and merge or consolidate with any other person. In addition, the Original Credit Facilities contain a financial maintenance covenant requiring Adient to maintain a total net leverage ratio equal to or less than 3.5x adjusted EBITDA calculated on a quarterly basis. The Term Loan A facility also requires mandatory prepayments in connection with certain non-ordinary course asset sales and insurance recovery and condemnation events, among other things, and subject in each case to certain significant exceptions. During the first quarter of fiscal 2019, Adient entered into an amendment to the Original Credit Facilities (“Amended Credit Facilities") whereby the financial maintenance covenant was amended to require Adient to maintain a total net leverage ratio equal to or less than 4.5x adjusted EBITDA, with step down provisions starting in the quarter ending December 31, 2020. The amendment also expanded the upper range of interest rate margins such that the drawn portion of the Amended Credit Facilities will bear interest based on LIBOR plus a margin between 1.25% - 2.50% (previously 1.25% - 2.25%), based on Adient’s total net leverage ratio. No other terms were impacted by the amendment.
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
AGH will pay a commitment fee on the unused portion of the commitments under the revolving credit facility based on the total net leverage ratio of Adient, ranging from 0.15% to 0.40%. No amounts were outstanding under the revolving credit facility at September 30, 2018 and 2017, respectively.
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

Adient plc | Form 10-K | 76

On May 29, 2017, Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, borrowed €165 million in an unsecured term loan from the European Investment Bank due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 90 basis points. Loan proceeds were used to repay $200 million of the Term Loan A.
Principal payments required on long-term debt during the next five years are as follows:

	Year Ended September 30,
(in millions)	2019	2020	2021	2022	2023
Principal payments	$—	$56	$1,144	$192	$—
Short-term debt consisted of the following:

	Year Ended September 30,
(in millions)	2018	2017	2016
Bank borrowings	$6	$36	$41
Weighted average interest rate on short-term debt outstanding (1)	4.8%	3.0%	5.9%
(1) The weighted average interest rates on short-term debt varies based on levels of debt maintained in various jurisdictions.
Net Financing Charges
Adient's net financing charges line item in the consolidated statements of income contained the following components:

	Year Ended September 30,
(in millions)	2018	2017	2016
Interest expense, net of capitalized interest costs	$142	$126	$20
Banking fees and debt issuance cost amortization	7	10	4
Interest income	(5)	(4)	(2)
Net financing charges	$144	$132	$22
Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2018, 2017 and 2016 was $143 million, $129 million and $5 million, respectively.

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2018 and 2017, respectively.

Adient plc | Form 10-K | 77

Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.
As of September 30, 2018, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
Adient entered into cross-currency interest rate swaps during fiscal 2018 to selectively hedge portions of its net investment in Europe. The currency effects of the cross-currency interest rate swaps are reflected in the AOCI account within shareholders’ equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in Europe. As of September 30, 2018, Adient had two cross-currency interest rate swaps outstanding totaling approximately €160 million designated as net investment hedges in Adient’s net investment in Europe.

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30,
(in millions)	2018	2017	2018	2017
Other current assets
Foreign currency exchange derivatives	$4	$4	$4	$—
Other noncurrent assets
Foreign currency exchange derivatives	—	1	2	—
Equity swaps	—	—	—	3
Cross-currency interest rate swaps	13	—	—	—
Total assets	$17	$5	$6	$3

Other current liabilities
Foreign currency exchange derivatives	$11	$6	$—	$2
Other noncurrent liabilities
Foreign currency exchange derivatives	2	3	—	—
Equity swaps	—	—	2	—
Long-term debt
Foreign currency denominated debt	1,162	1,180	—	—
Total liabilities	$1,175	$1,189	$2	$2

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of both September 30, 2018 and September 30, 2017, no cash collateral was received or pledged under the master netting agreements.

Adient plc | Form 10-K | 78

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
	September 30,
(in millions)	2018	2017	2018	2017
Gross amount recognized	$23	$8	$1,177	$1,191
Gross amount eligible for offsetting	(5)	(2)	(5)	(2)
Net amount	$18	$6	$1,172	$1,189
The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

(in millions)	Year Ended September 30,
	2018	2017	2016
Foreign currency exchange derivatives	$(9)	$3	$34
The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Year Ended September 30,
		2018	2017	2016
Foreign currency exchange derivatives	Cost of sales	$(3)	$(13)	$31
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Year Ended September 30,
		2018	2017	2016
Foreign currency exchange derivatives	Cost of sales	$4	$(20)	$10
Equity swap	Selling, general and administrative	(25)	3	—
Foreign currency exchange derivatives	Net financing charges	(5)	36	(3)
Total		$(26)	$19	$7
The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $31 million, $(61) million and $(24) million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. For the years ended September 30, 2018 and 2017, respectively, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

Adient plc | Form 10-K | 79

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
Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent assets
Foreign currency exchange derivatives	2	—	2	—
Cross-currency interest rate swaps	13	—	13	—
Total assets	$23	$—	$23	$—
Other current liabilities
Foreign currency exchange derivatives	$11	$—	$11	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	—	2	—
Equity swaps	2	—	2	—
Total liabilities	$15	$—	$15	$—

Adient plc | Form 10-K | 80

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$4	$—	$4	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Equity swaps	3	—	3	—
Total assets	$8	$—	$8	$—
Other current liabilities
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$11	$—	$11	$—
Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2018 and 2017, respetively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.
Equity swaps Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.
Cross-currency interest rate swaps Adient selectively uses cross-currency interest rate swaps to hedge portions of its net investment in Europe. During fiscal 2018, Adient entered into two floating to floating cross-currency interest rate swaps totaling approximately €160 million designated as net investment hedges in Adient's net investment in Europe.
The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.3 billion and $3.5 billion at September 30, 2018 and 2017, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

Adient plc | Form 10-K | 81

11. Stock-Based Compensation
Adient provides certain key employees equity awards in the form of performance share units (PSUs) and restricted stock units (RSUs) under the Adient plc 2016 Omnibus Incentive Plan (the Plan) and provides directors with share awards under the Adient plc 2016 Director Share Plan. These plans were adopted in conjunction with the separation.
Total stock-based compensation cost included in the consolidated statements of income was $47 million, $45 million and $28 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. The total income tax benefit recognized in the consolidated statements of income for the share-based compensation arrangements was $0 million (due to tax valuation allowances), $21 million and $11 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. Stock-based compensation expense prior to the separation was allocated to Adient based on the portion of Adient's equity compensation programs in which Adient employees participated.
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
The following tables present activity related to the conversion and granting of awards during the twelve months ended September 30, 2018 along with the composition of outstanding and exercisable awards at September 30, 2018 for remaining former Parent and new Adient awards.
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

A summary of the status of nonvested restricted stock awards at September 30, 2018, and changes for the fiscal year then ended, for Adient employees is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Nonvested, September 30, 2017	$45.49	2,252,438
Granted	$76.91	287,590
Vested	$47.25	(883,048)
Forfeited	$59.31	(214,969)
Nonvested, September 30, 2018	$48.62	1,442,011

Former Parent nonvested, September 30, 2018	$44.12	545,463
Adient nonvested, September 30, 2018	$51.81	896,548
Total nonvested, September 30, 2018	$48.62	1,442,011

At September 30, 2018, Adient had approximately $22 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Adient plc | Form 10-K | 82

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

A summary of the status of Adient's nonvested PSUs at September 30, 2018, and changes for the fiscal year then ended, for Adient employees is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Nonvested, September 30, 2017	$44.60	236,034
Granted	$84.97	176,100
Vested	$—	—
Forfeited	$71.14	(146,071)
Nonvested, September 30, 2018	$56.75	266,063

At September 30, 2018, Adient had approximately $5 million of total unrecognized compensation cost related to nonvested performance share units granted. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
No new stock options have been granted under the Plan. Stock options were previously granted to eligible employees prior to the separation from the former Parent. Stock option awards typically vest between two and three years after the grant date and expire ten years from the grant date. The fair value of each option was estimated on the date of grant using a Black-Scholes option valuation model.
A summary of stock option activity at September 30, 2018, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2017	$32.04	1,422,133
Exercised	$27.10	(305,492)
Forfeited, expired or converted	$30.71	(28,660)
Outstanding, September 30, 2018	$34.51	1,087,981	4.2	$6

Exercisable, September 30, 2018	$33.91	1,022,716	4.0	$6

Former Parent outstanding, September 30, 2018	$34.27	983,406	4.2	$5
Adient outstanding, September 30, 2018	$36.81	104,575	4.2	$1
Total outstanding, September 30, 2018	$34.51	1,087,981	4.2	$6

Former Parent exercisable, September 30, 2018	$33.60	919,440	4.0	$5
Adient exercisable, September 30, 2018	$36.70	103,276	4.2	$1
Total exercisable, September 30, 2018	$33.91	1,022,716	4.0	$6

Adient plc | Form 10-K | 83

There were no stock options granted in fiscal years 2018 and 2017, respectively. The weighted-average grant-date fair value of options granted to Adient employees during the fiscal year ended September 30, 2016 was $13.15 per share. The total intrinsic value of options exercised by Adient employees during the fiscal years ended September 30, 2018, 2017 and 2016 was approximately $7 million, $18 million and $4 million, respectively, primarily consisting of former Parent awards.

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

A summary of SAR activity at September 30, 2018, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2017	$28.12	549,158
Converted	$26.09	10,467
Exercised	$26.59	(164,604)
Forfeited or expired	$25.92	(3,751)
Outstanding, September 30, 2018	$29.12	391,270	3.5	$3

Exercisable, September 30, 2018	$28.53	376,583	3.4	$3

Former Parent outstanding, September 30, 2018	$28.81	363,361	3.5	$3
Adient outstanding, September 30, 2018	$33.10	27,909	3.5	$—
Total outstanding, September 30, 2018	$29.12	391,270	3.5	$3

Former Parent exercisable, September 30, 2018	$28.24	350,010	3.4	$3
Adient exercisable, September 30, 2018	$32.47	26,573	3.4	$—
Total exercisable, September 30, 2018	$28.53	376,583	3.4	$3

In conjunction with the exercise of SARs, Adient made payments of $3 million, $1 million and $4 million during the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Adient plc | Form 10-K | 84

12. Equity and Noncontrolling Interests

The following table presents changes in AOCI attributable to Adient:

	Year Ended September 30,
(in millions)	2018	2017	2016
Foreign currency translation adjustments
Balance at beginning of period	$(398)	$(260)	$(229)
Aggregate adjustment for the period, net of tax	(125)	(138)	(31)
Balance at end of period	(523)	(398)	(260)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	3	(14)	(17)
Current period changes in fair value, net of tax	(13)	6	26
Reclassification to income, net of tax	3	11	(23)
Balance at end of period	(7)	3	(14)
Pension and postretirement plans
Balance at beginning of period	(2)	(2)	(1)
Net reclassifications to AOCI	1	—	(1)
Balance at end of period	(1)	(2)	(2)
Accumulated other comprehensive income (loss), end of period	$(531)	$(397)	$(276)

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

	Year Ended September 30,
(in millions)	2018	2017	2016
Beginning balance	$28	$34	$31
Net income	24	25	25
Foreign currency translation adjustments	1	—	1
Dividends	(7)	(31)	(23)
Change in noncontrolling interest share	1	—	—
Ending balance	$47	$28	$34

The change in Parent's net investment includes all intercompany activity with the former Parent prior to separation, including a $1.5 billion non-cash settlement during fiscal 2017.

During March 2017, Adient declared a dividend of $0.275 per ordinary share, which was paid in April 2017. In July 2017, Adient declared a dividend of $0.275 per ordinary share, which was paid in August 2017. In September 2017, Adient declared a dividend of $0.275 per ordinary share, which was paid in November 2017. In November 2017, Adient declared a dividend of $0.275 per ordinary share, which was paid in February 2018. In March 2018, Adient declared a dividend of $0.275 per ordinary share, which was paid in May 2018. In June 2018, Adient declared a dividend of $0.275 per ordinary share, which was paid in August 2018. In October 2018, Adient declared a dividend of $0.275 per ordinary share, which was paid in November 2018.

During fiscal 2017, Adient repurchased 573,437 ordinary shares for $40 million. Repurchased shares were retired immediately upon repurchase. No shares were repurchased during fiscal 2018.

Adient plc | Form 10-K | 85

13. Retirement Plans
Pension Benefits
Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The benefits provided are primarily based on years of service and average compensation or a monthly retirement benefit amount. Funding for non-U.S. plans observes the local legal and regulatory limits. Funding for U.S. pension plans equals or exceeds the minimum requirements of the Employee Retirement Income Security Act of 1974.
For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $208 million, $188 million and $82 million, respectively, as of September 30, 2018 and $472 million, $450 million and $342 million, respectively, as of September 30, 2017.
Total former Parent benefit plan net expense allocated to Adient amounted to $21 million for fiscal year 2016. These costs are reflected in cost of sales and selling, general and administrative expenses and were funded through intercompany transactions with the former Parent which are now reflected within the net parent investment equity balance.
In fiscal 2018, Adient paid contributions to the defined benefit pension plans of $4 million and also received reimbursements of $15 million from the plans for benefits paid directly to plan participants for prior periods. Contributions of at least $9 million in cash to its defined benefit pension plans are expected in fiscal 2019. Projected benefit payments from the plans as of September 30, 2018 are estimated as follows (in millions):

2019	$22
2020	21
2021	21
2022	27
2023	23
2024-2028	155
Savings and Investment Plans
Adient sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, Adient will contribute to certain savings plans based on the employees' eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions expense in connection with these plans amounted to $37 million and $58 million for fiscal years 2018 and 2017, respectively.
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

Adient plc | Form 10-K | 86

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

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$31	$31	$—	$—	$—
Equity Securities
Domestic	17	3	—	—	14
International - Developed	51	36	—	—	15
International - Emerging	5	2	—	—	3
Fixed Income Securities
Government	185	83	67	—	35
Corporate/Other	61	49	2	—	10
Hedge Fund	77	—	77	—	—
Real Estate	22	—	—	6	16
Total	$449	$204	$146	$6	$93

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$10	$10	$—	$—	$—
Equity Securities
Domestic	23	4	—	—	19
International - Developed	74	52	—	—	22
International - Emerging	10	6	—	—	4
Fixed Income Securities
Government	195	76	87	—	32
Corporate/Other	80	52	13	—	15
Hedge Fund	73	—	73	—	—
Real Estate	26	—	—	11	15
Total	$491	$200	$173	$11	$107
Postretirement:
Equity Securities
Domestic	$4	$4	$—	$—	$—
International - Developed	5	5	—	—	—
Fixed Income Securities
Government	3	3	—	—	—
Corporate/Other	3	3	—	—	—
Total	$15	$15	$—	$—	$—

Adient plc | Form 10-K | 87

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
Hedge Funds: The fair value of hedge funds is determined for by the custodian. The custodian obtains valuations from underlying managers based on market quotes for the most liquid assets and alternative methods for assets that do not have sufficient trading activity to derive prices. Adient and custodian review the methods used by the underlying managers to value the assets. Adient believes this is an appropriate methodology to obtain the fair value of these assets.
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
The following sets forth a summary of changes in the fair value of pension assets measured using significant unobservable inputs (Level 3):

(in millions)	Real Estate
Pension
Asset value as of September 30, 2016	$9
Redemptions	(1)
Unrealized gain	3
Asset value as of September 30, 2017	$11
Redemptions	(5)
Asset value as of September 30, 2018	$6

Adient plc | Form 10-K | 88

Funded Status
The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status:

	Pension Benefits		Postretirement Benefits (1)
(in millions)	2018	2017	2018	2017
Accumulated Benefit Obligation	$526	$577	$16	$—
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$600	$637	$16	$16
Service cost	8	8	—	—
Interest cost	14	12	—	1
Plan participant contributions	—	—	—	1
Actuarial (gain) loss	(33)	(51)	—	—
Benefits and settlements paid	(28)	(29)	(1)	(1)
Settlement (gain)	—	—	(15)	—
Currency translation adjustment	(14)	23	—	(1)
Projected benefit obligation at end of year	$547	$600	$—	$16
Change in Plan Assets:
Fair value of plan assets at beginning of year	$491	$457	$15	$12
Actual return on plan assets	9	9	1	2
Employer contributions/(distributions)	(11)	37	—	2
Benefits and settlements paid	(28)	(29)	(1)	(1)
Reallocation of plan assets	—	—	(15)	—
Currency translation adjustment	(12)	17	—	—
Fair value of plan assets at end of year	$449	$491	$—	$15
Funded status	$(98)	$(109)	$—	$(1)
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$29	$22	$—	$—
Accrued benefit liability	(127)	(131)	—	(1)
Net amount recognized	$(98)	$(109)	$—	$(1)
(1) The postretirement benefit plan was terminated during fiscal 2018. As a result, a $15 million settlement gain was recorded, reflecting immediate recognition of prior service credits.

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017	2018	2017
Weighted Average Assumptions (1):
Discount rate (2)	4.29%	3.85%	2.63%	2.60%	NA	3.50%
Rate of compensation increase	NA	NA	3.53%	3.55%	NA	NA
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

Adient plc | Form 10-K | 89

Accumulated Other Comprehensive Income
The amounts in AOCI on the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2018 and 2017 were $1 million and $2 million, respectively, related to pension benefits.
The amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year for pension and postretirement benefits are not significant.
Net Periodic Benefit Cost
The tables that follow contain the components and key assumptions of net periodic benefit cost:

	Pension Benefits			Postretirement Benefits
(in millions)	2018	2017	2016	2018	2017	2016
Components of Net Periodic Benefit Cost (Credit):
Service cost	$8	$8	$8	$—	$—	$—
Interest cost	14	12	16	—	1	—
Expected return on plan assets	(18)	(17)	(22)	—	—	—
Net actuarial (gain) loss	(24)	(43)	109	—	(2)	1
Settlement (gain) loss	—	—	1	(15)	—	—
Net periodic benefit cost (credit)	$(20)	$(40)	$112	$(15)	$(1)	$1

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Expense Assumptions:
Discount rate	3.85%	3.70%	4.40%	2.62%	2.10%	3.40%	NA	3.25%	3.80%
Expected return on plan assets	5.15%	5.50%	7.50%	4.19%	3.80%	4.45%	NA	3.35%	3.80%
Rate of compensation increase	NA	NA	NA	3.53%	4.00%	3.00%	NA	NA	NA

Adient plc | Form 10-K | 90

14. Restructuring and Impairment Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

In fiscal 2018, Adient committed to a restructuring plan ("2018 Plan") of $71 million that was offset by $20 million of underspend in the 2016 Plan and $7 million of underspend related to other plan years. Of the restructuring costs recorded, $23 million relates to the SS&M segment and $48 million relates to the Seating segment. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2019.

The following table summarizes the changes in Adient's 2018 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Original Reserve	$68	$3	$—	$71
Utilized—cash	(19)	—	—	(19)
Utilized—noncash	—	(2)	(2)	(4)
Balance at September 30, 2018	$49	$1	$(2)	$48

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

Adient maintained $11 million of Futuris restructuring reserves as of September 30, 2017, all of which was paid during fiscal 2018.

The following table summarizes the changes in Adient's 2017 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Original Reserve	$42	$4	$—	$46
Utilized—cash	(4)	(4)	—	(8)
Balance at September 30, 2017	38	—	—	38
Utilized—cash	(26)	—	—	(26)
Balance at September 30, 2018	$12	$—	$—	$12

In fiscal 2016, Adient committed to a restructuring plan ("2016 Plan") and recorded $332 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $217 million relates to the Seating segment, $98 million relates to the SS&M segment and $17 million relates to the Interiors segment. The asset impairment charge recorded during fiscal 2016 related primarily to information technology assets within the Seating segment that will not be used going forward by Adient. The restructuring actions are expected to be substantially complete in fiscal 2021.

Since the announcement of the 2016 Plan in fiscal 2016, Adient has experienced lower employee severance and termination benefit cash payouts than previously calculated of approximately $20 million, due to changes in cost reduction actions. The planned workforce reductions disclosed for the 2016 Plan have been updated for Adient's revised actions.

Adient plc | Form 10-K | 91

The following table summarizes the changes in Adient's 2016 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total
Original Reserve	$223	$87	$22	$—	$332
Utilized—cash	(29)	—	(1)	—	(30)
Utilized—noncash	—	(87)	—	(2)	(89)
Balance at September 30, 2016	194	—	21	(2)	213
Utilized—cash	(48)	—	(12)	—	(60)
Utilized—noncash	—	—	—	7	7
Balance at September 30, 2017	146	—	9	5	160
Noncash adjustment—underspend	(20)	—	—	—	(20)
Utilized—cash	(55)	—	(9)	—	(64)
Utilized—noncash	—	—	—	(1)	(1)
Balance at September 30, 2018	$71	$—	$—	$4	$75

Adient's fiscal 2018, 2017 and 2016 restructuring plans included workforce reductions of approximately 6,200. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2018, approximately 3,700 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twelve plant closures. As of September 30, 2018, nine of the twelve plants have been closed.

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

In the fourth quarter of fiscal 2018, Adient concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets within SS&M due to the significant performance issues that persisted in fiscal 2018 and the resulting actions to turn around the SS&M business identified during the fiscal 2019 planning process. As a result, Adient reviewed the long-lived assets for impairment and recorded a $787 million non-cash pre-tax impairment charge within restructuring and impairment costs on the consolidated statements of income (loss). The impairment charge related to long-lived assets that were in use in North America and Europe asset groups as of September 30, 2018 in support of current programs. Of the $787 million impairment charge, $768 million relates to fixed assets and $19 million relates to customer relationships. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing appraisal techniques to determine fair values of the impaired assets. These methods are consistent with the methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future operating margins and cash flows, estimated production volumes, weighted average cost of capital rates (13.0%), estimated salable values and third-party

Adient plc | Form 10-K | 92

appraisal techniques such as market comparables. To the extent that profitability on current or future programs decline as compared to forecasted profitability or if adverse changes occur to key assumptions or other fair value measurement inputs, further impairment of long-lived assets could occur in the future. Refer to Note 5, "Goodwill and Other Intangible Assets" and Note 4, "Property, Plant and Equipment" of the notes to the consolidated financial statements for additional information.

In fiscal 2016, Adient concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its announced restructuring actions. As a result, Adient reviewed the long-lived assets for impairment and recorded a $87 million impairment charge within restructuring and impairment costs on the consolidated statements of income (loss), of which $9 million was recorded in the second quarter, $32 million was recorded in the third quarter and $46 million was recorded in the fourth quarter. Of the total impairment charges, $86 million related to the Seating segment and $1 million related to the Interiors segment. Refer to Note 14, "Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future cash flows, estimated production volumes, weighted average cost of capital rates, estimated salable values and third-party appraisal techniques.

At September 30, 2017, Adient concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets. See Note 18, "Nonconsolidated Partially-Owned Affiliates " for information on the fiscal 2018 impairment of investments in partially owned affiliates.

16. Income Taxes
For fiscal 2018 and 2017, the income tax provision (benefit) reflects Adient as an independent company incorporated under the laws of Ireland. For fiscal 2016, prior to the separation, the income tax provision (benefit) was calculated as if Adient filed separate income tax returns and was operating as a stand-alone business. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the actual tax balances of Adient subsequent to the separation. Adient's operations have historically been included in the former Parent’s U.S. federal and state tax returns and non-U.S. tax returns.
Consolidated income (loss) before income taxes and noncontrolling interests for the years ended September 30, 2018, 2017 and 2016 is as follows:

	Year Ended September 30,
(in millions)	2018	2017	2016
Ireland	$4	$(6)	$—
United States	(324)	122	330
Other Foreign	(801)	945	47
Income before income taxes and noncontrolling interests	$(1,121)	$1,061	$377

Adient plc | Form 10-K | 93

The components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
(in millions)	2018	2017	2016
Current
Ireland	$1	$—	$—
US - Federal and State	7	14	1,548
Other Foreign	128	137	863
	136	151	2,411
Deferred
Ireland	—	(2)	—
US - Federal and State	417	13	(295)
Other Foreign	(73)	(63)	(277)
	344	(52)	(572)

Income tax provision	$480	$99	$1,839
The significant components of Adient's income tax provision are summarized in the following tables. These amounts do not include the impact of income tax expense related to our nonconsolidated partially-owned affiliates, which is netted against equity income on the consolidated statements of income (loss)
The reconciliation between the Irish statutory income tax rate, and Adient’s effective tax rate is as follows:

	Year Ended September 30,
(in millions)	2018	2017
Tax expense at Ireland statutory rate	$(140)	$133
State and local income taxes, net of federal benefit	(60)	(10)
Foreign tax rate differential	(146)	(67)
Notional interest deduction	(66)	(28)
Credits and incentives	(13)	(13)
Gain on previously-held interest	—	(19)
Impairment	(21)	—
Repatriation of foreign earnings	36	30
Foreign exchange	3	(11)
Impact of enacted tax rate changes	23	10
Impact of U.S. tax reform	210	—
Change in uncertain tax positions	97	50
Change in valuation allowance	554	21
Other	3	3
Income tax provision	$480	$99

Adient plc | Form 10-K | 94

The income tax expense was higher than the Irish statutory rate of 12.5% for fiscal 2018 primarily due to the charge to recognize the impact of U.S. tax reform legislation, repatriation of foreign earnings, and changes in uncertain tax positions and valuation allowances, partially offset by benefits from global tax planning, losses in jurisdictions subject to state and local taxation, notional interest deductions, foreign tax rate differentials, and impairment deductions. No items included in the other category are individually, or when appropriately aggregated, significant.
The effective rate was lower than the Irish statutory rate of 12.5% for fiscal 2017 primarily due to benefits from global tax planning, notional interest deductions, foreign tax rate differentials, and foreign exchange, partially offset with a first quarter fiscal 2017 tax law change in Hungary, repatriation of foreign earnings, and changes in uncertain tax positions and valuation allowances. No items included in the other category are individually, or when appropriately aggregated, significant.
The foreign tax rate differential benefit for fiscal 2018 is primarily driven by losses earned in jurisdictions where the statutory rate is greater than 12.5%. The foreign tax rate differential benefit for fiscal 2017 was primarily driven by the pretax book income of nonconsolidated partially-owned affiliates whose corresponding income tax expense is netted against equity income on the consolidated statements of income. Excluding nonconsolidated partially-owned affiliates, foreign tax rate differentials had a $21 million favorable impact on the effective tax rate as a result of losses earned in jurisdictions where the statutory rate was greater than 12.5%.
The reconciliation between the U.S. federal income tax rate, and Adient’s effective tax rate was as follows:

(in millions)	Year Ended September 30, 2016
Tax expense at the U.S. federal statutory rate	$136
State income taxes, net of federal benefit	—
Foreign income tax expense at different rates and foreign losses without tax benefits	(92)
U.S. tax on foreign income	(207)
U.S. credits and incentives	(7)
Impacts of transactions and business divestitures	1,988
Reserve and valuation allowance adjustments	14
Other	7
Income tax provision	$1,839
The effective rate was above the U.S. statutory rate for fiscal 2016 primarily due to the tax consequences surrounding the separation, the jurisdictional mix of restructuring and impairment costs, partially offset by the benefits of continuing global tax planning initiatives and foreign tax rate differentials.
Deferred taxes are classified in the consolidated statements of financial position as follows:

	September 30,
(in millions)	2018	2017
Other noncurrent assets	$506	$1,025
Other noncurrent liabilities	(217)	(389)
Net deferred tax asset	$289	$636

Adient plc | Form 10-K | 95

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included:

	September 30,
(in millions)	2018	2017
Deferred tax assets:
Accrued expenses and reserves	$64	$83
Employee and retiree benefits	35	58
Net operating loss and other credit carryforwards	527	340
Property, plant and equipment	163	3
Intangible assets	361	463
Research and development	16	9
Joint ventures and partnerships	4	—
Other	23	13
	1,193	969
Valuation allowances	(846)	(223)
	347	746
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	58	95
Joint ventures and partnerships	—	15
	58	110
Net deferred tax asset	$289	$636
At September 30, 2018, Adient had available net operating loss carryforwards of approximately $2,265 million which are available to reduce future tax liabilities. Net operating loss carryforwards of $1,174 million will expire at various dates between 2019 and 2038, with the remainder having an indefinite carryforward period, and $947 million are offset by a valuation allowance.
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
As a result of Adient's fiscal 2018 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence (including the SS&M long-lived asset impairment recorded in the fourth quarter of fiscal 2018), Adient determined that it was more likely than not that deferred tax assets within the following jurisdictions would not be realized and recorded net valuation allowances as income tax expense in the fourth quarter of fiscal 2018: Belgium ($12 million), Canada ($6 million), Germany ($175 million), Hungary ($14 million), Mexico ($117 million), Poland ($8 million), Romania ($9 million), and the U.S. ($281 million). Germany, Hungary, Mexico, Poland, Romania, and the U.S. cumulative loss positions were all adversely impacted by the SS&M performance issues and resulting long-lived asset impairment.

In addition, as a result of Adient's fiscal 2018 analysis, Adient determined that it was more likely than not that deferred tax assets within Brazil would be realized. Therefore, Adient released $76 million of valuation allowance as an income tax benefit in the fourth quarter of fiscal 2018. Adient continues to record valuation allowances on certain deferred tax assets in Australia, Czech Republic, Mexico, Poland, Spain and other jurisdictions as it remains more likely than not that they will not be realized.

As a result of Adient's fiscal 2017 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no material changes to valuation allowances were required.

Adient plc | Form 10-K | 96

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
Adient is subject to income taxes in Ireland, the U.S. and other foreign jurisdictions. The following table provides the earliest open tax year by major jurisdiction for which Adient could be subject to income tax examination by the tax authorities:

Tax Jurisdiction	Earliest Year Open
Brazil	2013
China	2011
Czech Republic	2011
France	2015
Germany	2013
Hong Kong	2012
Japan	2013
Luxembourg	2013
Mexico	2013
Poland	2008
Spain	2012
United Kingdom	2012
United States	2017
Adient regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. For the year ended September 30, 2018, Adient believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial statements. However, the final determination with respect to tax audits and any related litigation could be materially different from Adient’s estimates.
Prior to separation, Adient and the former Parent entered into a tax matters agreement that governs the parties' respective rights and obligations with respect to certain tax attributes, including uncertain tax positions. As a result of the final tax matters agreement, Adient's unrecognized tax benefits decreased approximately $471 million from September 30, 2016.
For the years ended September 30, 2018, 2017 and 2016, Adient had gross tax effected unrecognized tax benefits of $288 million, $193 million, and $596 million, respectively. If recognized, $133 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest for the years ended September 30, 2018, 2017 and 2016, was approximately $5 million, $3 million and $11 million, respectively (net of tax benefit). Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Adient plc | Form 10-K | 97

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2018	2017	2016
Beginning balance	$193	$596	$390
Additions for tax positions related to the current year	110	76	288
Additions for tax positions of prior years	12	5	—
Reductions for tax positions of prior years	(21)	(471)	(65)
Settlements with taxing authorities	—	(7)	(15)
Statute closings	(6)	(6)	(2)
Ending balance	$288	$193	$596
During the next twelve months, it is reasonably possible that tax audit resolutions or applicable statute of limitation lapses could reduce the unrecognized tax benefits and income tax expense. Adient does not anticipate that this will result in a material impact to its consolidated financial statements.
Adient has $13.5 billion of undistributed foreign earnings of which $685 million is deemed permanently reinvested and no deferred taxes have been provided on such earnings. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.
Income taxes paid for the fiscal year ended September 30, 2018 were $139 million. Income taxes paid for the fiscal year ended September 30, 2017 were $148 million, of which $16 million were paid prior to the separation by the former Parent. For the fiscal year ended September 30, 2016, because portions of Adient's operations were included in the former Parent's tax returns, payments to certain tax authorities were made by the former Parent, and not by Adient. These settlements were reflected as changes in the Parent’s net investment.
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
The Act reduces the U.S. corporate tax rate from 35% to 21%. Adient’s fiscal 2018 income tax expense reflects the benefit from the reduced rate of 24.5% resulting from the application of Internal Revenue Code, Section 15 which provides for a proration of the newly enacted rate during this fiscal year. This benefit is offset by a non-cash tax expense of $106 million related to the remeasurement of Adient’s net deferred tax assets at the lower statutory rate, a non-cash estimated tax expense of $100 million related to recording a valuation allowance to reflect the reduced benefit Adient expects to realize as a result of being subject to the Base Erosion and Anti-avoidance Tax ("BEAT"), and tax expense of $4 million related to the transition tax imposed on previously untaxed earnings and profits. Adient is projecting that it will be subject to BEAT, a parallel tax system, for the foreseeable future.
During the fourth quarter of fiscal 2018, Adient refined its estimate of the impact of the income tax effects of the Act from the previously disclosed $258 million to $210 million as discussed above, based on new information, including the full year fiscal 2018 results. Adient has completed its accounting for the deferred remeasurement and transition tax aspects of the Act. In accordance with Staff Accounting Bulletin No. 118, Adient is disclosing the estimated income tax impact for the BEAT valuation allowance. Although the $100 million tax expense represents what Adient believes is a reasonable estimate of the impact of the income tax effects of the Act on its consolidated financial statements as of September 30, 2018, it is a provisional amount and will be impacted by the forthcoming BEAT regulatory guidance and Adient’s on-going analysis of the legislation. Adient will continue to assess the provisions of the Act and the anticipated impact to income tax expense and will disclose the impact on its consolidated financial statements in future financial filings. Any adjustment to the provisional amount will be offset by the U.S. valuation allowance resulting in no net impact to income tax expense (benefit) in the first quarter of fiscal 2019.

Adient plc | Form 10-K | 98

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
During fiscal years 2018, 2017, and 2016, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on Adient's consolidated financial statements.
Other Tax Matters

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
On September 22, 2017, Adient completed the acquisition of Futuris. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. Adient recorded a final allocation of the purchase price for assets acquired and liabilities assumed based on their fair values as of the acquisition date, which included a $160 million intangible asset for customer relationships that has an estimated useful life of 10 years. Accordingly, Adient recorded a deferred tax liability of $57 million related to the intangible asset. Adient also recognized $3 million of acquisition-related costs. The tax benefit associated with the acquisition-related costs was not material.
In fiscal 2018, Adient committed to a significant restructuring plan (2018 Plan) and recorded a net $46 million of restructuring and impairment costs in the consolidated statements of income. Refer to Note 14, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information. The restructuring costs generated a $6 million tax benefit, which was negatively impacted by geographic mix and Adient’s current tax position in these jurisdictions. The disclosed tax benefit is prior to valuation allowances recorded during the fourth quarter of fiscal 2018.
During the fourth quarter of fiscal 2018, Adient recognized a pre-tax impairment charge on long-lived assets of $787 million within the SS&M reportable segment. Refer to Note 15, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for additional information. The tax benefit associated with the impairment charge was $185 million, which was negatively impacted by geographic mix and Adient’s current tax position in these jurisdictions. The disclosed tax benefit is prior to valuation allowances recorded during the fourth quarter of fiscal 2018.
In addition during the fourth quarter of fiscal 2018, Adient recognized a pre-tax non-cash impairment charge of $358 million in equity income related to Adient’s YFAI investment balance within the Interiors segment. Refer to Note 18, "Nonconsolidated Partially-Owned Affiliates," of the notes to the consolidated financial statements for additional information. The tax benefit associated with the impairment charge was $36 million.
During the third and fourth quarters of fiscal 2018, Adient recognized a net pre-tax impairment charge of $49 million related to assets classified as held for sale. Refer to Note 2, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information. The tax benefit associated with the impairment charge was $14 million. The disclosed tax benefit is prior to valuation allowances recorded during the fourth quarter of fiscal 2018.
During the second quarter of fiscal 2018, Adient recognized a pre-tax goodwill impairment charge of $299 million related to the SS&M reportable segment. Refer to Note 4, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for additional information. The tax benefit associated with the goodwill impairment charge was $20 million.
In fiscal 2017, Adient committed to a significant restructuring plan (2017 Plan) and recorded $46 million of restructuring and impairment costs in the consolidated statements of income. Refer to Note 14, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information. The restructuring costs generated a $7 million tax benefit, which was negatively impacted by geographic mix and Adient’s current tax position in these jurisdictions.
In fiscal 2016, Adient incurred total tax charges of $1,891 million for substantial business reorganizations related to the separation. Included in this amount is the tax charge of $85 million for changes in entity tax status and the charge of $778 million for Adient's

Adient plc | Form 10-K | 99

change in assertion over permanently reinvested earnings. In addition, the former Parent completed its merger with Tyco, and as a result of the change in control, Adient incurred incremental tax expense of $89 million.

17. Segment Information

During the second quarter of fiscal 2018, Adient restructured certain of its management organization in response to the challenges faced in the seat structures and mechanisms business, resulting in a realignment of its reportable segments. Adient also began using an adjusted EBITDA metric to assess the performance of its segments and ceased allocating certain corporate-related costs to its segments. Prior period segment information has been recast to align with this change in organizational structure, the use of a new performance metric and to reflect unallocated corporate-related costs. Pursuant to this change, Adient operates in the following three reportable segments for financial reporting purposes:

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

Financial information relating to Adient's reportable segments is as follows:

	Year Ended September 30,
(in millions)	2018	2017	2016
Net Sales
Seating	$15,704	$14,742	$15,325
SS&M	3,003	2,810	2,992
Eliminations	(1,268)	(1,339)	(1,527)
Total net sales	$17,439	$16,213	$16,790

Adient plc | Form 10-K | 100

	Year Ended September 30,
(in millions)	2018	2017	2016
Adjusted EBITDA
Seating	$1,411	$1,578	$1,484
SS&M	(168)	82	124
Interiors	62	93	91
Corporate-related costs (1)	(105)	(148)	(162)
Becoming Adient costs (2)	(62)	(95)	—
Separation costs (3)	—	(10)	(369)
Restructuring and impairment costs (4)	(1,181)	(46)	(332)
Purchase accounting amortization (5)	(69)	(43)	(37)
Restructuring related charges (6)	(61)	(37)	(14)
Pension mark-to-market (7)	24	45	(110)
Impairment of nonconsolidated partially owned affiliate (8)	(358)	—	—
Gain on previously-held interest (9)	—	151	—
Depreciation (10)	(393)	(332)	(327)
Stock based compensation (11)	(37)	(29)	(28)
Other items (12)	(40)	(16)	79
Earnings (loss) before interest and income taxes	(977)	1,193	399
Net financing charges	(144)	(132)	(22)
Income (loss) before income taxes	$(1,121)	$1,061	$377

Adient plc | Form 10-K | 101

Notes:

(1)	Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal, finance and marketing.
(2)	Reflects incremental expenses associated with becoming an independent company.
(3)	Reflects expenses associated with and incurred prior to the separation from the former Parent.
(4)
Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. Fiscal 2018 restructuring and impairment costs includes a non-cash pre-tax impairment charge of $1,086 in the SS&M business ($787 million related to long-lived assets $299 million related to goodwill), a $49 million non-cash impairment charge related to assets held for sale and a $46 million qualified restructuring charge. Refer to Note 4, "Property, Plant and Equipment," Note 5, "Goodwill and Other Intangible Assets," Note 14, "Restructuring and Impairment Costs," and Note 15, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for more information. Amounts in prior fiscal years relate primarily to qualified restructuring.

(5)	Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(6)	Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(7)	Reflects net mark-to-market adjustments on pension and postretirement plans.
(8)
Reflects a non-cash impairment charge related to Adient's YFAI investment balance, which has been recorded within the equity income line in the consolidated statements of income. See Note 18, "Nonconsolidated Partially-Owned Affiliates," for more information.

(9)
An amendment to the rights agreement of a seating affiliate in China was finalized in the fourth quarter of fiscal 2017 giving Adient control of the previously non-consolidated affiliate. Adient began consolidating the entity in July 2017 and was required to apply purchase accounting, including recognizing a gain on our previously held interest, which has been recorded in equity income.

(10)
For the twelve months ended September 30, 2018, depreciation excludes $7 million, which is included in restructuring related charges discussed above. For the twelve months ended September 30, 2017, depreciation excludes $5 million which is included in Becoming Adient costs discussed above.

(11)
For the twelve months ended September 30, 2018 and 2017, stock based compensation excludes $10 million and $16 million, respectively. These amounts are included in Becoming Adient costs discussed above.

(12)
The twelve months ended September 30, 2018 primarily includes $22 million integration costs associated with the acquisition of Futuris, $11 million of non-recurring consulting fees related to SS&M, and a $8 million charge related to the impact of the U.S. tax reform on YFAI. The twelve months ended September 30, 2017 primarily includes $3 million of transaction costs associated with the acquisition of Futuris and $12 million of initial funding of the Adient foundation. The twelve months ended September 30, 2016 includes a $24 million multi-employer pension credit associated with the removal of costs for pension plans that remained with the former Parent, $22 million of favorable settlements from prior year business divestitures, a $20 million favorable legal settlement and a $13 million favorable commercial settlement.

Adient plc | Form 10-K | 102

	Year Ended September 30, 2018
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Seating	SS&M	Interiors
Net Sales	$15,704	$3,003	$—	$(1,268)	$17,439
Equity Income	279	44	62	(398)	(13)
Total Assets	7,631	1,380	672	1,259	10,942
Depreciation	211	179	—	10	400
Amortization	36	8	—	3	47
Capital Expenditures	281	255	—	—	536

(1)
Reconciling items include the elimination of intercompany transactions, corporate-related assets, depreciation and amortization and amounts to reconcile to consolidated totals. Specific reconciling items included in equity income are a $358 million non-cash impairment charge related to Adient's YFAI investment balance, $22 million of purchase accounting amortization related to the YFAI joint venture, $10 million of restructuring related charges and a $8 million charge related to the impact of the U.S. tax reform on YFAI. Corporate-related assets primarily include cash, deferred income tax assets, and Adient's aviation assets.

	Year Ended September 30, 2017
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Seating	SS&M	Interiors
Net Sales	$14,742	$2,810	$—	$(1,339)	$16,213
Equity Income	264	37	93	128	522
Total Assets	8,096	2,115	1,109	1,850	13,170
Depreciation	183	145	—	9	337
Amortization	10	7	—	4	21
Capital Expenditures	291	259	—	27	577

(1)
Reconciling items include the elimination of intercompany transactions, corporate-related assets, depreciation and amortization and amounts to reconcile to consolidated totals. Included in equity income is a $151 million gain on a previously held interest in a China Seating affiliate that Adient began consolidating in the fourth quarter of fiscal 2017 as a result of an amendment to the related rights agreement, offset by $22 million of purchase accounting amortization related to the YFAI joint venture and $1 million of restructuring related costs related to the YFAI joint venture. Corporate-related assets primarily include cash, deferred income tax assets, and Adient's aviation assets.

	Year Ended September 30, 2016
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Seating	SS&M	Interiors
Net Sales	$15,325	$2,992	$—	$(1,527)	$16,790
Equity Income	243	30	91	(20)	344
Total Assets	7,062	1,757	1,039	3,098	12,956
Depreciation	175	144	—	8	327
Amortization	4	2	—	11	17
Capital Expenditures	225	202	—	10	437

(1)
Reconciling items include the elimination of intercompany transactions, corporate-related assets, depreciation and amortization and amounts to reconcile to consolidated totals. Included in equity income is $20 million of purchase accounting amortization related to the YFAI joint venture. Corporate-related assets primarily include cash, deferred income tax assets, and Adient's aviation assets.

Adient plc | Form 10-K | 103

Geographic Information

Financial information relating to Adient's operations by geographic area is as follows:

Net Sales
	Year Ended September 30,
(in millions)	2018	2017	2016
United States	$6,118	$5,798	$6,581
Germany	1,464	1,584	1,901
Mexico	1,177	1,079	998
Other European countries	5,519	5,012	4,752
Other foreign	3,161	2,740	2,558
Total	$17,439	$16,213	$16,790

Long-Lived Assets
	Year Ended September 30,
(in millions)	2018	2017	2016
United States	$474	$685	$580
Germany	197	380	360
Mexico	161	277	250
Other European countries	556	873	732
Other foreign	295	287	273
Total	$1,683	$2,502	$2,195

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.

18. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of September 30, 2018 and 2017. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income" line in the consolidated statements of income (loss) for the years ended September 30, 2018, 2017 and 2016. Adient maintains total investments in partially-owned affiliates of $1.4 billion and $1.8 billion at September 30, 2018 and 2017, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	% ownership
Name of key partially-owned affiliate	2018	2017
Seating
Changchun FAWAY Adient Automotive Systems Co. Ltd. (CFAA)	49.0%	49.0%
Yanfeng Adient Seating Co., Ltd. (YFAS)	49.9%	49.9%
SS&M
Adient Yanfeng Seating Mechanism Co., Ltd. (AYM)	50.0%	50.0%
Interiors
Yanfeng Global Automotive Interiors Systems Co., Ltd. (YFAI)	30.0%	30.0%

Adient plc | Form 10-K | 104

	Year Ended September 30,
(in millions)	2018	2017	2016
Income statement data:
Net sales	$18,258	$17,262	$16,126
Gross profit	$2,214	$1,994	$1,796
Net income	$823	$1,039	$973
Net income attributable to the entity	$773	$974	$918

	September 30,
(in millions)	2018	2017
Balance sheet data:
Current assets	$7,716	$7,720
Noncurrent assets	$3,455	$3,157
Current liabilities	$7,579	$7,362
Noncurrent liabilities	$433	$380
Noncontrolling interests	$120	$139

During the fourth quarter of fiscal 2018, Adient concluded that indicators of potential impairment were present related to the investment in YFAI based on the declines in operating performance during fiscal 2018 along with declines in projections of the YFAI business for the foreseeable future. Accordingly, Adient deemed such issues to represent an other-than-temporary decline and undertook an impairment analysis to determine the fair value of the investment in YFAI, which was completed under an income approach utilizing discounted cash flows to derive a fair value of the investment in YFAI. Based on the fair value, the carrying value of the investment in YFAI exceeded fair value by $358 million, and as such Adient recorded a non-cash impairment charge within equity income in the consolidated statements of income (loss) for that amount in the fourth quarter of 2018. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future operating margins and cash flows of YFAI, estimated production volumes, weighted average cost of capital (12.5%) and noncontrolling interest discounts. To the extent that profitability continues to decline as compared to forecasted profitability or if adverse changes occur to key assumptions or other fair value measurement inputs, further impairment of Adient's YFAI investment could occur in the future.

19. Commitments and Contingencies

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $8 million and $9 million at September 30, 2018 and 2017, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

Adient plc | Form 10-K | 105

20. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements. Subsequent to the separation, transactions with the former Parent and its businesses represent third-party transactions.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Year Ended September 30,
(in millions)		2018	2017	2016
Net sales to related parties	Net sales	$389	$409	$438
Purchases from related parties	Cost of sales	614	511	443
The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

		September 30,
(in millions)		2018	2017
Accounts receivable due from related parties	Accounts receivable	$91	$129
Accounts payable due to related parties	Accounts payable	102	104

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Allocations from Former Parent

Prior to the separation, the consolidated statements of income included allocations for certain support functions that were provided on a centralized basis by the former Parent and subsequently recorded at the business unit level, such as expenses related to employee benefits, finance, human resources, risk management, information technology, facilities, and legal, among others. Included in cost of sales and selling, general and administrative expense during the year ended September 30, 2016 was $294 million of corporate expenses incurred by the former Parent. In addition to these allocations, approximately $458 million of costs related to the separation of Adient were incurred by the former Parent for the year ended September 30, 2016. Of these amounts, $369 million was deemed to directly benefit Adient as a stand-alone company, for the year ended September 30, 2016. Accordingly, these costs were allocated to Adient and are reflected within selling, general and administrative expenses in the consolidated statements of income. Additionally, certain intercompany transactions prior to the separation between Adient and the former Parent have not been recorded as related party transactions. These transactions were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the consolidated statements of cash flows as a financing activity and in the consolidated statements of financial position as Parent's net investment.

During fiscal 2017, allocations from the former Parent were insignificant. During fiscal 2017, Adient and the former Parent finalized the reconciliation of working capital and other accounts and the net amount due from the former Parent of $87 million was settled in accordance with the separation agreement. The impact of the settlement is reflected within additional paid-in capital.

Adient plc | Form 10-K | 106

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, Adient conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2018, the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, the principal executive officer and principal financial officer concluded that Adient's disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in Adient's reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to Adient's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of Adient's internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that Adient maintained effective internal control over financial reporting as of September 30, 2018. The effectiveness of Adient's internal control over financial reporting as of September 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of the Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the fourth quarter of the fiscal year ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, Adient's internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Adient plc | Form 10-K | 107

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Adient intends to hold its 2019 annual general meeting of shareholders on March 11, 2019.

The information required by this Item is set forth under the sections entitled "Q: Where can I find Corporate Governance materials for Adient?," "Proposal One: Election of Directors," "Corporate Governance," "Board and Committee Information," "Audit Committee Report," and "Section 16(a) Beneficial Ownership Reporting Compliance" in Adient's 2019 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after September 30, 2018 in connection with the solicitation of proxies for Adient's 2019 annual general meeting of shareholders and is incorporated herein by reference.
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

The information required by this Item is set forth under the sections entitled "Corporate Governance," "Board and Committee Information," "Compensation Committee Report," "Compensation Discussion and Analysis," "Director Compensation," "Potential Payments and Benefits upon Termination and Change in Control," and "Share Ownership of Executive Officers and Directors" in Adient's 2019 Proxy Statement to be filed with the SEC within 120 days after September 30, 2018 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the section entitled "Share Ownership of Executive Officers and Directors" in Adient's 2019 Proxy Statement to be filed with the SEC within 120 days after September 30, 2018 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the section entitled "Corporate Governance" in Adient's 2019 Proxy Statement to be filed with the SEC within 120 days after September 30, 2018 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth under the section entitled "Audit Committee Report" in Adient's 2019 Proxy Statement to be filed with the SEC within 120 days after September 30, 2018 and is incorporated herein by reference.

Adient plc | Form 10-K | 108

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

ADIENT AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Year Ended September 30,
(in millions)	2018	2017	2016
Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$20	$21	$12
Provision charged to costs and expenses	12	13	17
Reserve adjustments	(17)	(14)	(8)
Balance at end of period	$15	$20	$21
Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$223	$267	$392
Allowance provision for new operating and other loss carryforwards	669	23	53
Allowance provision (benefit) adjustments	(46)	(67)	(178)
Balance at end of period	$846	$223	$267

YFAS was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal years ended September 30, 2018 and 2016, respectively. YFAS was not deemed a significant equity investee for fiscal 2017. As such, financial statements of YFAS are required to be filed as an amendment to this Annual Report on Form 10-K, within six months of the end of YFAS's year end (i.e. December 31). Accordingly, YFAS financial statements as of December 31, 2018 will be filed via an amendment to this Annual Report on Form 10-K on or before June 30, 2019.

All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

Adient plc | Form 10-K | 109

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

4.7
Guarantor Supplemental Indenture to the Euro Notes Indenture, dated as of June 19, 2017, by and among Adient Global Holdings Ltd, Adient Global Holdings S.à r.l., Adient Global Holdings Luxembourg S.à r.l., Adient Holding Ireland Limited and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Adient plc’s Quarterly Report on Form 10-Q filed May 7, 2018 (File No. 1-37757)).

4.8
Guarantor Supplemental Indenture to the Dollar Notes Indenture, dated as of June 19, 2017, by and among Adient Global Holdings Ltd, Adient Global Holdings S.à r.l., Adient Global Holdings Luxembourg S.à r.l., Adient Holding Ireland Limited and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Adient plc’s Quarterly Report on Form 10-Q filed May 7, 2018 (File No. 1-37757)).

4.9
Fourth Supplemental Indenture to the Euro Notes Indenture, dated as of January 29, 2018, by and among Adient Global Holdings Ltd, Adient Ltd, Adient UK Global Financing Ltd and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Adient plc’s Quarterly Report on Form 10-Q filed May 7, 2018 (File No. 1-37757)).

Adient plc | Form 10-K | 110

4.10
Fourth Supplemental Indenture to the Dollar Notes Indenture, dated as of January 29, 2018, by and among Adient Global Holdings Ltd, Adient Ltd, Adient UK Global Financing Ltd and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Adient plc’s Quarterly Report on Form 10-Q filed May 7, 2018 (File No. 1-37757)).

4.11
Guarantor Supplemental Indenture to the Euro Notes Indenture, dated as of March 20, 2018, by and among Adient Global Holdings Ltd, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Ltd party thereto (incorporated by reference to Exhibit 4.5 to Adient plc’s Quarterly Report on Form 10-Q filed May 7, 2018 (File No. 1-37757)).

4.12
Guarantor Supplemental Indenture to the Dollar Notes Indenture, dated as of March 20, 2018, by and among Adient Global Holdings Ltd, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Ltd party thereto (incorporated by reference to Exhibit 4.6 to Adient plc’s Quarterly Report on Form 10-Q filed May 7, 2018 (File No. 1-37757)).

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

10.9
First Amendment to the Credit Agreement, dated as of November 6, 2018, among Adient Global Holdings Ltd, Adient US LLC, the guarantors, the lenders party thereto, and JPMorgan Chase, N.A., as agent for the lenders from time to time party to the Credit Agreement. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed November 9, 2018 (File No. 1-37757)).

10.10	Adient plc 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to Adient plc’s Registration Statement on Form S-8 filed October 28, 2016 (File No. 1-37757)).*

Adient plc | Form 10-K | 111

10.11
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

10.13	Adient plc 2016 Director Share Plan (incorporated by reference to Exhibit 4.2 to Adient plc’s Registration Statement on Form S-8 filed October 28, 2016 (File No. 1-37757)).*

10.14
Adient US LLC Retirement Restoration Plan, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed January 13, 2017 (File No. 1-37757)).*

10.15
Adient US LLC Executive Deferred Compensation Plan, as amended and restated March 12, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2018 (File No. 1-37757)).*

10.16
Adient plc Executive Compensation Incentive Recoupment Policy (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).*

10.17
Employment Agreement, dated January 17, 2008, between Johnson Controls, Inc. and R. Bruce McDonald (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to Adient plc’s Registration Statement on Form 10 filed August 16, 2016 (File No. 1-37757)).*

10.18
Change of Control Employment Agreement, dated September 25, 2012, between Johnson Controls, Inc. and R. Bruce McDonald (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Adient plc’s Registration Statement on Form 10 filed August 16, 2016 (File No. 1-37757)).*

10.19	Adient plc Flexible Perquisites Program (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).*

10.20
Adient plc Compensation Summary and Ownership Guidelines for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).*

10.21	Adient plc Non-Employee Directors Compensation Summary and Ownership Guidelines, as amended and restated effective as of October 1, 2018.*

10.22
Form of Key Executive Severance and Change of Control Agreement by and among Adient plc, Adient US LLC and the following executive officers: R. Bruce McDonald, Jeffrey M. Stafeil, Neil E. Marchuk, Byron S. Foster, Eric S. Mitchell and Cathleen A. Ebacher (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed January 20, 2017 (File No. 1-37757)).*

10.23
Offer Letter, dated October 29, 2016, entered into between Johnson Controls, Inc. and Neil E. Marchuk (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed February 8, 2017 (File No. 1-37757)).*

10.24	Form of Adient plc Performance Unit Award agreement (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8‑K filed September 29, 2017 (File No. 1-37757)).*

10.25
Form of Adient plc Restricted Shares or Restricted Share Unit Award agreement (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed September 29, 2017 (File No. 1-37757)).*

Adient plc | Form 10-K | 112

10.26
Agreement, dated as of May 18, 2018, by and between Adient plc and Blue Harbour Group, L.P. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed May 18, 2018 (File No. 1-37757)).

10.27
Retirement Agreement, dated as of June 10, 2018, by and among R. Bruce McDonald, Adient plc and Adient US LLC (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed June 11, 2018 (File No. 1-37757)).*

10.28
Adient plc Interim Chief Executive Officer Compensation Term Sheet, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed June 20, 2018 (File No. 1-37757)).*

10.29
Separation and Release of Claims Agreement, dated as of July 20, 2018, by and between Adient US LLC and Eric Mitchell (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed July 26, 2018 (File No. 1-37757)).*

10.30
Offer Letter, dated as of September 10, 2018, entered into between Adient plc and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed September 13, 2018 (File No. 1-37757)).*

10.31
Form of Key Executive Severance and Change of Control Agreement by and among Adient plc, Adient US LLC and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed September 13, 2018 (File No. 1-37757)).*

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Adient hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Adient plc | Form 10-K | 113

Item 16.	Summary

Not applicable.

Adient plc | Form 10-K | 114

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	November 29, 2018

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	November 29, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 29, 2018, by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ Douglas G. Del Grosso	/s/ Jeffrey M. Stafeil
Douglas G. Del Grosso	Jeffrey M. Stafeil
President and Chief Executive Officer and a Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Mark A. Skonieczny Jr.	/s/ Raymond L. Conner
Mark A. Skonieczny Jr.	Raymond L. Conner
Vice President and Corporate Controller	Director
(Principal Accounting Officer)

/s/ John M. Barth	/s/ Richard Goodman
John M. Barth	Richard Goodman
Director	Director

/s/ Julie L. Bushman	/s/ Frederick A. Henderson
Julie L. Bushman	Frederick A. Henderson
Director	Non-Executive Chairman and Director

/s/ Peter H. Carlin	/s/ Barb J. Samardzich
Peter H. Carlin	Barb J. Samardzich
Director	Director

Adient plc | Form 10-K | 115