Form 10-Q
period 2018-12-31
Adient plc
filed 2019-02-11
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
or
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
At December 31, 2018, 93,518,237 ordinary shares were outstanding.

Adient plc | Form 10-Q | 1

Adient plc
Form 10-Q
For the Three Months Ended December 31, 2018

Adient plc | Form 10-Q | 2

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended December 31,
(in millions, except per share data)	2018	2017
Net sales	$4,158	$4,204
Cost of sales	3,978	4,003
Gross profit	180	201
Selling, general and administrative expenses	178	196
Restructuring and impairment costs	31	—
Equity income (loss)	83	96
Earnings (loss) before interest and income taxes	54	101
Net financing charges	35	33
Other pension expense (income)	(2)	(1)
Income (loss) before income taxes	21	69
Income tax provision (benefit)	10	265
Net income (loss)	11	(196)
Income (loss) attributable to noncontrolling interests	28	20
Net income (loss) attributable to Adient	$(17)	$(216)

Earnings per share:
Basic	$(0.18)	$(2.32)
Diluted	$(0.18)	$(2.32)

Cash dividends declared per share	$0.275	$0.275

Shares used in computing earnings per share:
Basic	93.5	93.2
Diluted	93.5	93.2

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended December 31,
(in millions)	2018	2017
Net income (loss)	$11	$(196)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16	76
Realized and unrealized gains (losses) on derivatives	(3)	(10)
Other comprehensive income (loss)	13	66
Total comprehensive income (loss)	24	(130)
Comprehensive income (loss) attributable to noncontrolling interests	28	25
Comprehensive income (loss) attributable to Adient	$(4)	$(155)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	December 31, 2018	September 30, 2018
Assets
Cash and cash equivalents	$406	$687
Accounts receivable - net	1,766	2,091
Inventories	839	824
Other current assets	657	707
Current assets	3,668	4,309
Property, plant and equipment - net	1,695	1,683
Goodwill	2,175	2,182
Other intangible assets - net	449	460
Investments in partially-owned affiliates	1,489	1,407
Assets held for sale	—	37
Other noncurrent assets	882	864
Total assets	$10,358	$10,942
Liabilities and Shareholders' Equity
Short-term debt	$8	$6
Current portion of long-term debt	2	2
Accounts payable	2,590	3,101
Accrued compensation and benefits	316	331
Restructuring reserve	150	141
Other current liabilities	609	611
Current liabilities	3,675	4,192
Long-term debt	3,399	3,422
Pension and postretirement benefits	119	124
Other noncurrent liabilities	414	440
Long-term liabilities	3,932	3,986
Commitments and Contingencies (Note 16)
Redeemable noncontrolling interests	27	47
Preferred shares issued, par value $0.001; 100,000,000 shares authorized Zero shares issued and outstanding at December 31, 2018	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 93,518,237 shares issued and outstanding at December 31, 2018	—	—
Additional paid-in capital	3,954	3,951
Retained earnings (accumulated deficit)	(1,070)	(1,028)
Accumulated other comprehensive income (loss)	(518)	(531)
Shareholders' equity attributable to Adient	2,366	2,392
Noncontrolling interests	358	325
Total shareholders' equity	2,724	2,717
Total liabilities and shareholders' equity	$10,358	$10,942

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended December 31,
(in millions)	2018	2017
Operating Activities
Net income (loss) attributable to Adient	$(17)	$(216)
Income attributable to noncontrolling interests	28	20
Net income (loss)	11	(196)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	65	96
Amortization of intangibles	10	12
Pension and postretirement benefit expense (benefit)	1	1
Pension and postretirement contributions, net	(6)	13
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $0, and $5, respectively)	(82)	(90)
Deferred income taxes	(2)	260
Equity-based compensation	6	16
Other	7	2
Changes in assets and liabilities:
Receivables	320	170
Inventories	(19)	(22)
Other assets	35	(23)
Restructuring reserves	(14)	(32)
Accounts payable and accrued liabilities	(451)	(296)
Accrued income taxes	(9)	(38)
Cash provided (used) by operating activities	(128)	(127)
Investing Activities
Capital expenditures	(144)	(143)
Sale of property, plant and equipment	37	2
Changes in long-term investments	—	(5)
Loans to affiliates	(11)	—
Cash provided (used) by investing activities	(118)	(146)
Financing Activities
Increase (decrease) in short-term debt	2	1
Debt financing costs	(4)	—
Cash dividends	(26)	(26)
Dividends paid to noncontrolling interests	(36)	(20)
Formation of consolidated joint venture	28	—
Other	(2)	(4)
Cash provided (used) by financing activities	(38)	(49)
Effect of exchange rate changes on cash and cash equivalents	3	3
Increase (decrease) in cash and cash equivalents	(281)	(319)
Cash and cash equivalents at beginning of period	687	709
Cash and cash equivalents at end of period	$406	$390

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
Basis of Presentation
The unaudited consolidated financial statements of Adient have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair statement of the results of operations, financial position and cash flows of Adient for the interim periods presented. Interim results are not necessarily indicative of full-year results.
Principles of Consolidations
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended December 31, 2018 and September 30, 2018, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

	December 31,	September 30,
(in millions)	2018	2018
Current assets	$221	$270
Noncurrent assets	42	43
Total assets	$263	$313

Current liabilities	$197	$252
Total liabilities	$197	$252

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
(in millions, except per share data)	2018	2017
Numerator:
Net income (loss) attributable to Adient	$(17)	$(216)

Denominator:
Shares outstanding	93.5	93.2
Effect of dilutive securities	—	—
Diluted shares	93.5	93.2

Earnings per share:
Basic	$(0.18)	$(2.32)
Diluted	$(0.18)	$(2.32)
Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share. The impact of excluding antidilutive securities was insignificant for all periods presented.

New Accounting Pronouncements

Standards Adopted During Fiscal 2019

ASU 2014-09, Revenue - Revenue from Contracts with Customers. On October 1, 2018, Adient adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), and all the related amendments using the modified retrospective method as applied to all customer contracts that were not completed as of October 1, 2018. As a result, financial information for reporting periods beginning on or after October 1, 2018 are presented in accordance with ASC 606. Comparative financial information for reporting periods beginning prior to October 1, 2018 has not been adjusted and continues to be reported in accordance with Adient's revenue recognition policies prior to the adoption of ASC 606. Adient did not record a cumulative adjustment related to the adoption of ASC 606, and the effects of adoption were not significant. Refer to Note 2, "Revenue Recognition," of the notes to the consolidated financial statements for information related to Adient's adoption of ASU 2014-09.

ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On October 1, 2018, Adient adopted the amendments to ASU 2017-07 that improve the presentation of net periodic pension and postretirement benefit costs and retrospectively adopted the presentation of service cost separate from the other components of net periodic costs. The interest cost, expected return on assets, amortization of prior service costs, net remeasurement, and other costs have been reclassified from cost of sales and selling, general and administrative expenses to other pension expense (income). Adient elected to apply the practical expedient which allows reclassification of amounts previously disclosed in the retirement benefits note as the basis for applying retrospective presentation for comparative periods as it is impracticable to determine the disaggregation of the cost components for amounts capitalized and amortized in those periods. On a prospective basis, the other components of net periodic benefit costs will not be included in amounts capitalized in inventory or property, plant, and equipment.

The effect of the retrospective presentation change related to the net periodic cost of Adient's defined benefit pension and other postretirement employee benefits ("OPEB") plans on the consolidated statements of income (loss) for the three months ended December 31, 2017 resulted in a $1 million increase to cost of sales, a $1 million decrease to gross profit, a $1 million decrease to earnings (loss) before interest and income taxes and a $1 million increase to other pension expense (income) line items in the condensed consolidated statements of income. As a result of presenting certain pension costs as non-operating items, adjusted EBITDA decreased by $1 million in the Seating segment for the three months ended December 31, 2017.

Adient plc | Form 10-Q | 8

Adient also adopted the following standards during fiscal 2019, none of which had a material impact to the consolidated financial statements or consolidated financial statement disclosures:

Standard Adopted	Description	Date Effective and Adopted
ASU 2016-01 and ASU 2018-03, Recognition and Measurement of Financial Assets and Financial Liabilities	ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.	October 1, 2018

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments	ASU 2016-clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows.	October 1, 2018

ASU 2016-18, Statement of Cash Flows: Restricted Cash	ASU 2016-18 clarifies the classification and presentation of restricted cash on the statement of cash flows.	October 1, 2018

ASU 2017-01, Clarifying the Definition of a Business	ASU 2017-01 clarifies the definition of a business as it relates to the acquisition or sale of assets or businesses.	October 1, 2018

ASU 2017-05, Gains and Losses from the Derecognition of Nonfinancial Assets	ASU 2017-05 will follow the same implementation guidelines as ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606).	October 1, 2018

ASU 2017-09, Stock Compensation - Scope of Modification Accounting	ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.	October 1, 2018

ASU 2018-08, Not for Profit Entities: Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made
ASU 2018-08 is intended to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments in ASU No. 2018-08 should assist entities in (1) evaluating whether transactions should be accounted for as contributions (nonreciprocal transaction) within the scope of Topic 958, Not-for-Profit Entities, or as exchange (reciprocal) transactions subject to other guidance and (2) determining whether a contribution is conditional. This amendment applies to all entities that make or receive grants or contributions.
October 1, 2018

ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
The amendments in ASU 2018-15 require implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. The amendments also require an entity to disclose the nature of its hosting arrangements and adhere to certain presentation requirements in its balance sheet, income statement and statement of cash flows.

ASU No. 2018-15 is effective for Adient for the quarter ending December 31, 2019, with early adoption permitted. Adient early adopted ASU No. 2018-15 effective October 1, 2018.

ASU 2018-16, Derivatives and Hedging: Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
The amendments in this Update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate.
October 1, 2018

Adient plc | Form 10-Q | 9

Standards Effective After Fiscal 2019
Adient believes that the ASU summarized below, which is effective fiscal 2020, could significantly impact the consolidated financial statements:

Standard Pending Adoption	Description	Anticipated Impact	Effective Date
ASU 2016-02, 2018-01, 2018-10 and 2018-11
The standard requires that a lessee recognize on its balance sheet right-of-use assets and corresponding liabilities resulting from leasing transactions, as well as additional financial statement disclosures. Currently, U.S. GAAP only requires balance sheet recognition for leases classified as capital leases. The provisions of this update apply to substantially all leased assets.

Adient is currently evaluating the impact this standard will have on its consolidated financial position, results of operations and cash flows and expects the impact to the consolidated balance sheet to be significant.

October 1, 2019

Adient plc | Form 10-Q | 10

Adient has considered the ASUs summarized below, effective after fiscal 2019, none of which are expected to significantly impact the consolidated financial statements:

Standard Adopted	Description	Date Effective
ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments
ASU 2016-13 changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts. Available-for-sale debt securities with unrealized losses will now be recorded through an allowance for credit losses.
October 1, 2020

ASU 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting
ASU 2018-07 expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606.
October 1, 2019

ASU 2018-13, Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement
The amendments in ASU 2018-13 eliminate, add, and modify certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for Adient for the quarter ending December 31, 2019, with early adoption permitted for either the entire ASU or only the provisions that eliminate or modify requirements. The amendments with respect to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented.
October 1, 2019

ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework - Changes to the Disclosure Requirements for Defned Benefit Plans
The amendments in ASU 2018-14 eliminate, add, and modify certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance is to be applied on a retrospective basis to all periods presented.
October 1, 2020

ASU 2018-17, Consolidated: Targeted Improvements to Related Party Guidance for Variable Interest Entities
The amendments in this Update affect reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation-Overall.
October 1, 2019

ASU 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606
The amendments in this Update make targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements as follows: 1) Clarify that certain transactions between collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. 2) Add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. 3) Require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer.
October 1, 2019

Adient plc | Form 10-Q | 11

2. Revenue Recognition

Adient adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), and all the related amendments using the modified retrospective method as applied to all customer contracts that were not completed as of October 1, 2018. As a result, financial information for reporting periods beginning on or after October 1, 2018 are presented in accordance with ASC 606. Comparative financial information for reporting periods beginning prior to October 1, 2018 has not been adjusted and continues to be reported in accordance with Adient's revenue recognition policies prior to the adoption of ASC 606. Adient did not record a cumulative adjustment related to the adoption of ASC 606 as the effects of adoption were not significant. The majority of Adient's nonconsolidated partially-owned affiliates will adopt ASC 606 on October 1, 2019.

Adient generates revenue through the sale of automotive seating solutions, including complete seating systems and the components of complete seating systems.

In a typical arrangement with the customer, purchase orders are issued for pre-production activities which consist of engineering, design and development, tooling and prototypes for the manufacture and delivery of component parts. Adient has concluded that these activities are not in the scope of ASC 606 and for that reason, there have been no changes to how Adient accounts for reimbursable pre-production costs.

Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, the program can be canceled at any time without cause by the customer. Programs awarded to Adient to supply parts to its customers do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is generally recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments (some of which are accounted for as variable consideration and subject to being constrained, but which are not expected to significantly change under ASC 606), net of the impact, if any, of consideration paid to the customer.

Adient has elected to continue to include shipping and handling fees billed to customers in revenue, while including costs of shipping and handling in cost of sales. Taxes collected from customers are excluded from revenue and credited directly to obligations to the appropriate government agencies. Payment terms with customers are established based on customary industry and regional practices. Adient has evaluated the terms of its arrangements and determined that they do not contain significant financing components.

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contracts assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities were identified upon adoption of ASC606 or at December 31, 2018. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less.

Adient plc | Form 10-Q | 12

The following tables present disaggregated revenue by geographical market:

(in millions)	Three Months Ended December 31, 2018
	Seating	SS&M	Total
United States	$1,183	$242	$1,425
Germany	212	111	323
Mexico	480	110	590
Other European countries	1,025	264	1,289
Other foreign	839	—	839
	3,739	727	4,466
Elimination	(1)	(307)	(308)
Total	$3,738	$420	$4,158

(in millions)	Three Months Ended December 31, 2017
	Seating	SS&M	Total
United States	$1,067	$226	$1,293
Germany	285	139	424
Mexico	441	106	547
Other European countries	1,175	247	1,422
Other foreign	828	—	828
	3,796	718	4,514
Elimination	(1)	(309)	(310)
Total	$3,795	$409	$4,204

3. Acquisitions and Divestitures

Acquisitions

Adient's consolidated affiliate, Adient Aerospace, LLC ("Adient Aerospace"), became operational on October 11, 2018 after securing regulatory approvals. Adient's ownership position in Adient Aerospace is 50.01%. Adient Aerospace will develop, manufacture, and sell a portfolio of seating products to airlines and aircraft leasing companies for installation on Boeing and other OEM commercial airplanes, for both production line-fit and retrofit configurations. Adient Aerospace's results are included within the Seating segment. Initial contributions of $28 million were made during the first quarter of fiscal 2019.

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

Adient plc | Form 10-Q | 13

4. Inventories

Inventories consisted of the following:

(in millions)	December 31, 2018	September 30, 2018
Raw materials and supplies	$620	$626
Work-in-process	38	38
Finished goods	181	160
Inventories	$839	$824

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Seating
Balance at September 30, 2018	$2,182
Currency translation and other	(7)
Balance at December 31, 2018	$2,175

The SS&M and Interiors segments maintained no goodwill as of December 31, 2018 and September 30, 2018, respectively. Refer to Note 14, "Segment Information" for more information on Adient's reportable segments.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	December 31, 2018			September 30, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$21	$(14)	$7	$21	$(14)	$7
Customer relationships	511	(109)	402	509	(101)	408
Trademarks	54	(30)	24	58	(30)	28
Miscellaneous	28	(12)	16	29	(12)	17
Total intangible assets	$614	$(165)	$449	$617	$(157)	$460

Amortization of other intangible assets for the three months ended December 31, 2018 and 2017 was $10 million and $12 million, respectively.

Adient plc | Form 10-Q | 14

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
The changes in Adient's total product warranty liability are as follows:

	Three Months Ended December 31,
(in millions)	2018	2017
Balance at beginning of period	$11	$19
Accruals for warranties issued during the period	3	2
Changes in accruals related to pre-existing warranties (including changes in estimates)	3	(2)
Settlements made (in cash or in kind) during the period	(2)	(2)
Balance at end of period	$15	$17

7. Debt and Financing Arrangements
Long-term debt consisted of the following:

(in millions)	December 31, 2018	September 30, 2018
Term Loan A - LIBOR plus 1.75% due in 2021	$1,200	$1,200
4.875% Notes due in 2026	900	900
3.50% Notes due in 2024	1,143	1,162
European Investment Bank Loan - EURIBOR plus 0.90% due in 2022	189	192
Capital lease obligations	2	2
Less: debt issuance costs	(33)	(32)
Gross long-term debt	3,401	3,424
Less: current portion	2	2
Net long-term debt	$3,399	$3,422
On July 27, 2016, Adient Global Holdings Ltd ("AGH"), a wholly owned subsidiary of Adient, entered into a credit agreement providing for commitments with respect to a $1.5 billion revolving credit facility (undrawn at December 31, 2018 and September 30, 2018, respectively) and a $1.5 billion Term Loan A facility (the "Original Credit Facilities"). The Original Credit Facilities mature in July 2021. Until the Term Loan A maturity date, amortization of the funded Term Loan A is required in an amount per quarter equal to 1.25% of the original principal amount prior to July 27, 2019 and 2.5% in each quarter thereafter prior to final maturity. The Original Credit Facilities contain covenants that include, among other things and subject to certain significant exceptions, restrictions on Adient's ability to declare or pay dividends, make certain payments in respect of the notes, create liens, incur additional indebtedness, make investments, engage in transactions with affiliates, enter into agreements restricting Adient's subsidiaries' ability to pay dividends, dispose of assets and merge or consolidate with any other person. The Term Loan A facility also requires mandatory prepayments in connection with certain non-ordinary course asset sales and insurance recovery and condemnation events, among other things, and subject in each case to certain significant exceptions.

Adient plc | Form 10-Q | 15

On November 6, 2018, Adient entered into an amendment to the Original Credit Facilities (“First Amended Credit Facilities") whereby the financial maintenance covenant was amended to require Adient to maintain a total net leverage ratio equal to or less than 4.5x adjusted EBITDA (previously 3.5x adjusted EBITDA), with step down provisions starting in the quarter ending December 31, 2020. The amendment also expanded the upper range of interest rate margins such that the drawn portion of the First Amended Credit Facilities will bear interest based on LIBOR plus a margin between 1.25% - 2.50% (previously 1.25% - 2.25%), based on Adient’s total net leverage ratio. No other terms were impacted by the first amendment. On February 6, 2019, Adient entered into an amendment to the First Amended Credit Facilities (“Second Amended Credit Facilities") whereby the financial maintenance covenant contained in the First Amended Credit Facilities was amended to require Adient to maintain a first lien secured net leverage ratio equal to or less than 2.5x adjusted EBITDA as of the last day of each quarter, with step down provisions starting on September 30, 2020. The amendment also added a new tier to the pricing schedule that will be applicable when the total net leverage ratio exceeds 4.0x adjusted EBITDA and amended certain other definitions, negative covenants and other terms within the credit facility.
The full amount of the Term Loan A facility was drawn in the fourth quarter of fiscal 2016. These funds were transferred to the former Parent at the time of the draw and were reflected within net transfers to the former Parent in the consolidated statement of cash flow during the fourth quarter of fiscal 2016. In February 2017, Adient repaid $100 million of the Term Loan A facility. In May 2017, Adient repaid another $200 million of the Term Loan A facility. The total amount repaid was treated as a prepayment of the quarterly mandatory principle amortization for the period between March 2017 and June 2020 resulting in no required principal payment until June 2020.
AGH will pay a commitment fee on the unused portion of the commitments under the revolving credit facility based on the total net leverage ratio of Adient, ranging from 0.15% to 0.45%.
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
Net Financing Charges
Adient's net financing charges line item in the consolidated statements of income contained the following components:

	Three Months Ended December 31,
(in millions)	2018	2017
Interest expense, net of capitalized interest costs	$36	$34
Banking fees and debt issuance cost amortization	3	2
Interest income	(2)	(1)
Net foreign exchange	(2)	(2)
Net financing charges	$35	$33

Adient plc | Form 10-Q | 16

8. Derivative Instruments and Hedging Activities
Adient selectively uses derivative instruments to reduce Adient's market risk associated with changes in foreign currency. Under Adient's policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized to manage Adient's risk is included in the following paragraphs. In addition, refer to Note 9, "Fair Value Measurements," of the notes to consolidated financial statements for information related to the fair value measurements and valuation methods utilized by Adient for each derivative type.
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2018 and September 30, 2018, respectively.
Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.
As of December 31, 2018, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
Adient entered into cross-currency interest rate swaps during fiscal 2018 to selectively hedge portions of its net investment in Europe. The currency effects of the cross-currency interest rate swaps are reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Europe. As of December 31, 2018, Adient had two cross-currency interest rate swaps outstanding totaling approximately €160 million designated as net investment hedges in Adient's net investment in Europe.
The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	December 31, 2018	September 30, 2018	December 31, 2018	September 30, 2018
Other current assets
Foreign currency exchange derivatives	$2	$4	$5	$4
Other noncurrent assets
Foreign currency exchange derivatives	—	—	1	2
Cross-currency interest rate swaps	17	13	—	—
Total assets	$19	$17	$6	$6

Other current liabilities
Foreign currency exchange derivatives	$14	$11	$—	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	2	—	—
Equity swaps	—	—	4	2
Long-term debt
Foreign currency denominated debt	1,143	1,162	—	—
Total liabilities	$1,159	$1,175	$4	$2

Adient plc | Form 10-Q | 17

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of both December 31, 2018 and September 30, 2018, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	December 31, 2018	September 30, 2018	December 31, 2018	September 30, 2018
Gross amount recognized	$25	$23	$1,163	$1,177
Gross amount eligible for offsetting	(4)	(5)	(4)	(5)
Net amount	$21	$18	$1,159	$1,172
The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

(in millions)	Three Months Ended December 31,
	2018	2017
Foreign currency exchange derivatives	$(4)	$(7)
The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended December 31,
		2018	2017
Foreign currency exchange derivatives	Cost of sales	$—	$1
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended December 31,
		2018	2017
Foreign currency exchange derivatives	Cost of sales	$—	$(2)
Foreign currency exchange derivatives	Net financing charges	1	(1)
Equity swap	Selling, general and administrative	(17)	(3)
Total		$(16)	$(6)
The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $22 million and $(17) million for the three months ended December 31, 2018 and 2017, respectively. For the three months ended December 31, 2018 and 2017, respectively, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges, and there was no ineffectiveness on cash flow hedges.

Adient plc | Form 10-Q | 18

9. Fair Value Measurements
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
Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$7	$—	$7	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Cross-currency interest rate swaps	17	—	17	—
Total assets	$25	$—	$25	$—
Other current liabilities
Foreign currency exchange derivatives	$14	$—	$14	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	—	2	—
Equity swaps	4	—	4	—
Total liabilities	$20	$—	$20	$—

Adient plc | Form 10-Q | 19

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent assets
Foreign currency exchange derivatives	2	—	2	—
Cross-currency interest rate swaps	13	—	13	—
Total assets	$23	$—	$23	$—
Other current liabilities
Foreign currency exchange derivatives	$11	$—	$11	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	—	2	—
Equity swaps	2	—	2	—
Total liabilities	$15	$—	$15	$—
Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2018 and September 30, 2018, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.
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
The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.0 billion and $3.3 billion at December 31, 2018 and September 30, 2018, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

Adient plc | Form 10-Q | 20

10. Equity and Noncontrolling Interests

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2018	$—	$3,951	$(1,028)	$(531)	$2,392	$325	$2,717
Net income (loss)	—	—	(17)	—	(17)	18	1
Foreign currency translation adjustments	—	—	—	16	16	1	17
Realized and unrealized gains (losses) on derivatives	—	—	—	(3)	(3)	—	(3)
Dividends declared ($0.275 per share)	—	—	(26)	—	(26)	—	(26)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(14)	(14)
Formation of consolidated joint venture	—	—	—	—	—	28	28
Share based compensation	—	3	1	—	4	—	4
Balance at December 31, 2018	$—	$3,954	$(1,070)	$(518)	$2,366	$358	$2,724

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2017	$—	$3,942	$734	$(397)	$4,279	$313	$4,592
Net income (loss)	—	—	(216)	—	(216)	13	(203)
Foreign currency translation adjustments	—	—	—	71	71	4	75
Realized and unrealized gains (losses) on derivatives	—	—	—	(10)	(10)	—	(10)
Dividends declared ($0.275 per share)	—	—	(26)	—	(26)	—	(26)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(9)	(9)
Share based compensation	—	6	—	—	6	—	6
Other	—	4	—	—	4	—	4
Balance at December 31, 2017	$—	$3,952	$492	$(336)	$4,108	$321	$4,429

Adient plc | Form 10-Q | 21

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended December 31,
(in millions)	2018	2017
Foreign currency translation adjustments
Balance at beginning of period	$(523)	$(398)
Aggregate adjustment for the period, net of tax	16	71
Balance at end of period	(507)	(327)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(7)	3
Current period changes in fair value, net of tax	(3)	(9)
Reclassification to income, net of tax	—	(1)
Balance at end of period	(10)	(7)
Pension and postretirement plans
Balance at beginning of period	(1)	(2)
Balance at end of period	(1)	(2)
Accumulated other comprehensive income (loss), end of period	$(518)	$(336)

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

	Three Months Ended December 31,
(in millions)	2018	2017
Beginning balance	$47	$28
Net income	9	7
Foreign currency translation adjustments	(1)	1
Dividends	(28)	(8)
Change in noncontrolling interest share	—	1
Ending balance	$27	$29

During October 2018, Adient declared a dividend of $0.275 per ordinary share, which was paid in November 2018.

11. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended December 31,
(in millions)	2018	2017
Service cost	$2	$2
Interest cost	3	4
Expected return on plan assets	(5)	(5)
Net periodic benefit cost	$—	$1

The interest cost and expected return on plan assets components of net periodic benefit cost are included in other pension expense (income) in the consolidated statements of income (loss).

Adient plc | Form 10-Q | 22

12. Restructuring and Impairment Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

During the first quarter of fiscal 2019, Adient committed to a restructuring plan ("2019 Plan") of $25 million. Of the restructuring costs recorded, $12 million relates to the SS&M segment and $13 million relates to the Seating segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2019.

The following table summarizes the changes in Adient's 2019 Plan reserve:

(in millions)	Employee Severance and Termination Benefits
Original Reserve	$25
Utilized—cash	(2)
Balance at December 31, 2018	$23

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

The following table summarizes the changes in Adient's 2018 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Balance at September 30, 2018	$49	$1	$(2)	$48
Utilized—cash	(9)	—	—	(9)
Utilized—noncash	—	(1)	—	(1)
Balance at December 31, 2018	$40	$—	$(2)	$38

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

The following table summarizes the changes in Adient's 2017 Plan reserve:

(in millions)	Employee Severance and Termination Benefits
Balance at September 30, 2018	$12
Utilized—cash	(1)
Balance at December 31, 2018	$11

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

Adient plc | Form 10-Q | 23

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

The following table summarizes the changes in Adient's 2016 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2018	$71	$4	$75
Utilized—cash	(2)	—	(2)
Balance at December 31, 2018	$69	$4	$73

Adient's fiscal 2019, 2018, 2017 and 2016 restructuring plans included workforce reductions of approximately 6,800. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2018, approximately 4,300 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included fourteen plant closures. As of December 31, 2018, nine of the fourteen plants have been closed.

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

13. Income Taxes
In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended December 31, 2018, Adient’s effective tax rate was 48%. The effective rate was higher than the statutory rate of 12.5% primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances, partially offset by a tax rate change in China. For the three months ended December 31, 2017, Adient’s effective tax rate was 384%. The effective rate was higher than the statutory rate of 12.5% primarily due to the charge to recognize the impact of the U.S. tax reform legislation and unfavorable foreign exchange.

Valuation Allowances

As a result of the Company's first quarter fiscal 2019 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no material changes to valuation allowances were required.

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

Adient plc | Form 10-Q | 24

realized. As such, it is possible that a change to valuation allowances in certain jurisdictions may result in a material increase to income tax expense during the next twelve months. In addition, the effective tax rate in subsequent periods would also increase.

Uncertain Tax Positions

At December 31, 2018, Adient had gross tax effected unrecognized tax benefits of $283 million. If recognized, $132 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at December 31, 2018 was approximately $6 million (net of tax benefit). The interest and penalties accrued during the three months ended December 31, 2018 was not material. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Impacts of Tax Legislation and Change in Statutory Tax Rates

During the first quarter of fiscal 2019, Adient completed its accounting for the Tax Cuts and Jobs Act Base Erosion and Anti-avoidance Tax valuation allowance resulting in no change to the $100 million income tax impact estimated in fiscal 2018.

During the first quarter of fiscal 2019, Guangzhou Adient Automotive Seating Co., Ltd. ("GAAS”) was approved for High and New Tech Enterprise status for the three-year period of 2018 to 2020, thereby reducing their tax rate from 25% to 15%. As a result, a $7 million income tax benefit was recorded on the reduction of deferred tax liabilities and a reduction of 2018 calendar year income taxes.

Other tax legislation was adopted during the quarter in various jurisdictions, which did not have a material impact on Adient’s consolidated financial statements.

14. Segment Information

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, qualified restructuring and impairment costs, restructuring related-costs, incremental "Becoming Adient" costs, separation costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items ("Adjusted EBITDA"). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker. Adient has three reportable segments for financial reporting purposes:

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

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended December 31,
(in millions)	2018	2017
Net Sales
Seating	$3,739	$3,796
SS&M	727	718
Eliminations	(308)	(310)
Total net sales	$4,158	$4,204

Adient plc | Form 10-Q | 25

	Three Months Ended December 31,
(in millions)	2018	2017 (1)
Adjusted EBITDA
Seating	$261	$354
SS&M	(72)	(82)
Interiors	11	25
Corporate-related costs (2)	(24)	(31)
Becoming Adient costs (3)	—	(19)
Restructuring and impairment costs (4)	(31)	—
Purchase accounting amortization (5)	(10)	(17)
Restructuring related charges (6)	(9)	(11)
Stock based compensation (7)	(6)	(10)
Depreciation (8)	(65)	(94)
Other items (9)	(1)	(14)
Earnings (loss) before interest and income taxes	54	101
Net financing charges	(35)	(33)
Other pension income	2	1
Income (loss) before income taxes	$21	$69
Notes

(1) The presentation of certain amounts has been revised from what was previously reported to retrospectively adopt Accounting Standard Update ("ASU") 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost" as of October 1, 2018. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," for more information.

(2) Corporate-related costs not allocated to the segments include executive office, aviation, communications, corporate development, legal, finance and marketing.

(3) Reflects incremental expenses associated with becoming an independent company. Includes non-cash costs of $6 million in the three months ended December 31, 2017.

(4) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges.

(5) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income. As a result of the fiscal year 2018 YFAI impairment, the intangible assets related to YFAI were deemed to be fully impaired and thus no longer amortized.

(6) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.

(7) For the three months ended December 31, 2017, stock based compensation excludes $6 million which is included in Becoming Adient costs, discussed above.

(8) For the three months ended December 31, 2017, depreciation excludes $2 million which is included in restructuring related charges, discussed above.

(9) The three months ended December 31, 2018 reflects $1 million of Futuris integration costs. The three months ended December 31, 2017 reflects $6 million of Futuris integration costs and $8 million related to the impact of the U.S. tax reform legislation at YFAI.

Adient plc | Form 10-Q | 26

15. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of December 31, 2018 and September 31, 2018. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income" line in the consolidated statements of income (loss) for the three months ended December 31, 2018 and 2017.

Adient maintains total investments in partially-owned affiliates of $1.5 billion and $1.4 billion at December 31, 2018 and September 30, 2018, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Three Months Ended December 31,
(in millions)	2018	2017
Income statement data:
Net sales	$4,268	$4,663
Gross profit	$456	$566
Net income	$195	$221
Net income attributable to the entity	$190	$216

16. Commitments and Contingencies

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $8 million and $8 million at December 31, 2018 and September 30, 2018, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

Adient plc | Form 10-Q | 27

17. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements. Subsequent to the separation, transactions with the former Parent and its businesses represent third-party transactions.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended December 31,
(in millions)		2018	2017
Net sales to related parties	Net sales	$92	$99
Purchases from related parties	Cost of sales	173	137
The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		December 31, 2018	September 30, 2018
Accounts receivable due from related parties	Accounts receivable	$108	$91
Accounts payable due to related parties	Accounts payable	107	102

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-Q | 28

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and others, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: effectively launch new business at forecasted and profitable levels, the impact of tax reform legislation through the Tax Cuts and Jobs Act, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, the ability of Adient to execute turnaround actions, the ability of Adient to identify, recruit and retain key leadership, the ability of Adient to meet debt service requirements, the ability and terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, the ability of Adient to fully integrate the Futuris business, cancellation of or changes to commercial arrangements, and the ability of Adient Aerospace to successfully implement its strategic initiatives or realize the expected benefits of the joint venture. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part I, Item 1A of the which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of the Form 10-K. All information presented herein is based on the Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
Adient is a global leader in the automotive seating supply industry with relationships with the largest global auto manufacturers. Adient's technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests, trim covers and fabrics. Adient is an independent seat supplier with global scale and the capability to design, develop, engineer, manufacture and deliver complete seat systems and components in every major automotive producing region in the world. Adient also participates in the automotive interiors market primarily through its 30% equity interest in its global automotive interiors joint venture in China, Yanfeng Global Automotive Interior Systems Co., Ltd. (YFAI).
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

Adient plc | Form 10-Q | 29

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

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During the first quarter of fiscal 2019, automotive light vehicle production in Europe and China experienced decreased production, South America production was flat and production in North America and Asia experienced an increase.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended December 31,
(units in millions)	2018	Change	2017
Global	24.1	-2.8%	24.8
North America	4.2	2.4%	4.1
South America	0.9	—%	0.9
Europe	5.7	-3.4%	5.9
China	7.5	-10.7%	8.4
Asia, excluding China, and Other	5.8	5.5%	5.5

Source: IHS Automotive, January 2019

Financial Results Summary
Significant aspects of Adient's financial results for the first quarter of fiscal 2019 include the following:

•
Adient recorded net sales of $4,158 million for the first quarter of fiscal 2019, representing a decrease of $46 million when compared to the first quarter of fiscal 2018. The decrease in net sales is primarily due to the unfavorable foreign currency impact and lower volumes in Europe and China, partially offset by higher volumes in North America and Asia.

•
Gross profit was $180 million, or 4.3% of net sales for the first quarter of fiscal 2019 compared to $201 million, or 4.8% of net sales for the first quarter of fiscal 2018. Profitability, including gross profit as a percentage of net sales, was lower primarily due to ongoing business performance issues in Seating.

•
Equity income was $83 million for the first quarter of fiscal 2019, which compares to equity income of $96 million for the first quarter of fiscal 2018. The decrease was primarily attributable to overall lower profitability within certain Seating affiliates and ongoing operating performance issues at YFAI.

•
Net loss attributable to Adient was $17 million for the first quarter of fiscal 2019, compared to $216 million of net loss attributable to Adient for the first quarter of fiscal 2018. The year over year decrease in net loss attributable to Adient is primarily attributable to a prior year tax charge related to the impact of the 2018 U.S. tax reform legislation offset by lower profitability within Seating.

Adient plc | Form 10-Q | 30

Consolidated Results of Operations

	Three Months Ended December 31,
(in millions)	2018	Change	2017
Net sales	$4,158	-1%	$4,204
Cost of sales	3,978	-1%	4,003
Gross profit	180	-10%	201
Selling, general and administrative expenses	178	-9%	196
Restructuring and impairment costs	31	*	—
Equity income (loss)	83	-14%	96
Earnings (loss) before interest and income taxes	54	-47%	101
Net financing charges	35	6%	33
Other pension expense (income)	(2)	*	(1)
Income (loss) before income taxes	21	-70%	69
Income tax provision (benefit)	10	-96%	265
Net income (loss)	11	*	(196)
Income (loss) attributable to noncontrolling interests	28	40%	20
Net income (loss) attributable to Adient	$(17)	-92%	$(216)

* Measure not meaningful
Net Sales

	Three Months Ended December 31,
(in millions)	2018	Change	2017
Net sales	$4,158	-1%	$4,204
Net sales decreased by $46 million, or 1%, in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 primarily due to the unfavorable foreign currency impact of $94 million and lower volumes in Europe and China, partially offset by higher volumes in North America and Asia. Refer to the segment analysis below for a discussion of segment net sales.
Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2018	Change	2017
Cost of sales	$3,978	-1%	$4,003
Gross profit	$180	-10%	$201
% of sales	4.3%		4.8%
Cost of sales decreased by $25 million, or 1%, and gross profit decreased by $21 million, or 10%, in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. Cost of sales was impacted favorably by the impact of foreign currency ($84 million), a reduction in depreciation expense ($25 million) and prior year Becoming Adient charges, partially offset by volume decreases and continued business performance issues related to launch inefficiencies within Seating, including higher freight and higher operational waste. These ongoing performance issues also resulted in a year-over-year decline of gross profit as a percentage of net sales. Refer to the segment analysis below for a discussion of segment profitability.

Adient plc | Form 10-Q | 31

Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2018	Change	2017
Selling, general and administrative expenses	$178	-9%	$196
% of sales	4.3%		4.7%
Selling, general and administrative expenses (SG&A) decreased by $18 million in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. SG&A was favorably impacted by lower engineering costs ($21 million), lower depreciation expense ($6 million) and a favorable impact of foreign currency ($4 million), partially offset by reestablishing certain discretionary spending, primarily incentive compensation, in the current year. Refer to the segment analysis below for a discussion of segment profitability.
Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2018	Change	2017
Restructuring and impairment costs	$31	*	$—

* Measure not meaningful
Restructuring and impairment costs during the first quarter of fiscal 2019 primarily consists of restructuring charges related to committed actions to reduce Adient's workforce. Refer to Note 12, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.
Equity Income

	Three Months Ended December 31,
(in millions)	2018	Change	2017
Equity income (loss)	$83	-14%	$96
Equity income was $83 million for the first quarter of fiscal 2019, which is $13 million lower compared to the first quarter of fiscal 2018. The decrease was primarily attributable to overall lower profitability within certain Seating affiliates in China along with ongoing operating performance issues at YFAI and the unfavorable impact of foreign currency translation of $5 million.
Net Financing Charges

	Three Months Ended December 31,
(in millions)	2018	Change	2017
Net financing charges	$35	6%	$33
Net financing charges increased in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 due to higher average interest rates in the current quarter on similar levels of outstanding debt.

Adient plc | Form 10-Q | 32

Other Pension Expense (Income)

	Three Months Ended December 31,
(in millions)	2018	Change	2017
Other pension expense (income)	$(2)	*	$(1)

* Measure not meaningful
Other pension expense (income) consists of non-service components of Adient's net periodic pension costs. Refer to Note 11, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.
Income Tax Provision

	Three Months Ended December 31,
(in millions)	2018	Change	2017
Income tax provision (benefit)	$10	-96%	$265
The first quarter fiscal 2019 income tax expense of $10 million was higher than the statutory rate of 12.5% primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances, partially offset by a tax rate change at a consolidated affiliate in China. The year over year decrease in income tax expense is primarily attributable to the prior year tax charge of $258 million related to the impact of the 2018 U.S. tax reform legislation.
Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2018	Change	2017
Income (loss) attributable to noncontrolling interests	$28	40%	$20

The increase in income attributable to noncontrolling interests for the first quarter of fiscal 2019 when compared to the same period in the prior year was primarily attributable to higher income resulting from higher volumes at certain Seating affiliates in varying jurisdictions.
Net Income (Loss) Attributable to Adient

	Three Months Ended December 31,
(in millions)	2018	Change	2017
Net income (loss) attributable to Adient	$(17)	-92%	$(216)
Net loss attributable to Adient was $(17) million for the first quarter of fiscal 2019 compared to $(216) million of net loss attributable to Adient for the first quarter of fiscal 2018. The year over year decrease in net loss attributable to Adient is primarily attributable to a prior year tax charge ($258 million) related to the impact of the 2018 U.S. tax reform legislation, offset by lower profitability within Seating and lower levels of equity income.

Adient plc | Form 10-Q | 33

Comprehensive Income Attributable to Adient

	Three Months Ended December 31,
(in millions)	2018	Change	2017
Comprehensive income (loss) attributable to Adient	$(4)	*	$(155)

* Measure not meaningful
Comprehensive loss attributable to Adient was $4 million for the first quarter of fiscal 2019 compared to comprehensive loss attributable to Adient for the first quarter of fiscal 2018 of $155 million. The decrease in comprehensive loss attributable to Adient for the first quarter of fiscal 2019 was primarily due to reduced net losses attributable to Adient ($199 million) partially offset by unfavorable year-over-year impact of foreign currency ($55 million). The year-over-year unfavorable foreign currency impact was primarily driven by the weakening of the Chinese yuan against the U.S. dollar.
Segment Analysis
Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, qualified restructuring and impairment costs, restructuring related-costs, incremental "Becoming Adient" costs, separation costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items ("Adjusted EBITDA"). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker. Adient has three reportable segments for financial reporting purposes:

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

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended December 31,
(in millions)	2018	2017
Net Sales
Seating	$3,739	$3,796
SS&M	727	718
Eliminations	(308)	(310)
Total net sales	$4,158	$4,204

Adient plc | Form 10-Q | 34

	Three Months Ended December 31,
(in millions)	2018	2017 (1)
Adjusted EBITDA
Seating	$261	$354
SS&M	(72)	(82)
Interiors	11	25
Corporate-related costs (2)	(24)	(31)
Becoming Adient costs (3)	—	(19)
Restructuring and impairment costs (4)	(31)	—
Purchase accounting amortization (5)	(10)	(17)
Restructuring related charges (6)	(9)	(11)
Stock based compensation (7)	(6)	(10)
Depreciation (8)	(65)	(94)
Other items (9)	(1)	(14)
Earnings (loss) before interest and income taxes	54	101
Net financing charges	(35)	(33)
Other pension income	2	1
Income (loss) before income taxes	$21	$69

Notes

(1) The presentation of certain amounts has been revised from what was previously reported to retrospectively adopt Accounting Standard Update ("ASU") 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost" as of October 1, 2018. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," for more information.

(2) Corporate-related costs not allocated to the segments include executive office, aviation, communications, corporate development, legal, finance and marketing.

(3) Reflects incremental expenses associated with becoming an independent company. Includes non-cash costs of $6 million in the three months ended December 31, 2017.

(4) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges.

(5) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income. As a result of the fiscal year 2018 YFAI impairment, the intangible assets related to YFAI were deemed to be fully impaired and thus no longer amortized.

(6) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.

(7) For the three months ended December 31, 2017, stock based compensation excludes $6 million which is included in Becoming Adient costs, discussed above.

(8) For the three months ended December 31, 2017, depreciation excludes $2 million which is included in restructuring related charges, discussed above.

(9) The three months ended December 31, 2018 reflects $1 million of Futuris integration costs. The three months ended December 31, 2017 reflects $6 million of Futuris integration costs and $8 million related to the impact of the U.S. tax reform legislation at YFAI.

Adient plc | Form 10-Q | 35

Seating

	Three Months Ended December 31,
(in millions)	2018	Change	2017
Net sales	$3,739	-2%	$3,796
Adjusted EBITDA	$261	-26%	$354

Net sales decreased during the first quarter of fiscal 2019 by $57 million due to the unfavorable impact of foreign currency ($76 million) and net pricing reductions ($14 million), partially offset by overall higher volumes ($33 million). The volume increase related to higher sales in North America and Asia, partially offset by lower sales in Europe and China.

Adjusted EBITDA decreased during the first quarter of fiscal 2019 by $93 million due to an increase in operating costs related to launch inefficiencies, including increased freight and operational waste ($72 million), impact of net pricing reductions ($14 million), higher administration and engineering costs ($10 million), the unfavorable impact of foreign currency ($8 million) and lower equity income ($6 million), partially offset by lower net material costs ($14 million) and higher volumes in certain regions ($3 million).
SS&M

	Three Months Ended December 31,
(in millions)	2018	Change	2017
Net sales	$727	1%	$718
Adjusted EBITDA	$(72)	-12%	$(82)
Net sales increased during the first quarter of fiscal 2019 by $9 million due to higher volumes ($25 million) and certain material economic recoveries($10 million), partially offset by the unfavorable impact of foreign currency ($18 million) and net pricing reductions ($8 million). The volume increase was attributable to North America, partially offset by decreases in Europe.
Adjusted EBITDA losses declined during the first quarter of fiscal 2019 by $10 million due to the impact of improved business performance, including lower launch related costs and reduced freight ($27 million) and lower administrative expenses ($1 million), partially offset by net pricing reductions ($8 million), impact of product mix ($6 million), lower equity income ($2 million) and the unfavorable impact of foreign currency ($2 million).
Interiors

	Three Months Ended December 31,
(in millions)	2018	Change	2017
Adjusted EBITDA	$11	-56%	$25
Adjusted EBITDA decreased during the first quarter of fiscal 2019 by $14 million, primarily attributable to lower volumes in China and North America and ongoing operational issues at YFAI ($13 million) and the unfavorable impact of foreign currency ($1 million).
Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Adient's principal sources of liquidity are the revolving credit facility and other debt issuances, and existing cash balances. Funding also previously came from the former Parent through October 31, 2016 and as part of the separation agreement. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. Adient had cash and cash equivalents of $406 million and $687 million as of December 31, 2018 and September 30, 2018, respectively. Adient's revolving credit facility provides for $1.5 billion of commitments and was undrawn at December 31, 2018 and September 30, 2018. See below and refer to Note 7, "Debt and Financing

Adient plc | Form 10-Q | 36

Arrangements," of the notes to consolidated financial statements for discussion of financing arrangements. Following the first quarter of fiscal 2019 dividend payout, Adient has suspended future dividends.
Indebtedness

The Original Credit Facilities include commitments for a $1.5 billion revolving credit facility (undrawn at December 31, 2018 and September 30, 2018) and a $1.5 billion Term Loan A facility (which was fully drawn during the fourth quarter of fiscal 2016). The Original Credit Facilities mature in July 2021. Until the Term Loan A maturity date, amortization of the funded Term Loan A is required in an amount per quarter equal to 1.25% of the original principal amount prior to July 27, 2019 and 2.5% in each quarter thereafter prior to final maturity. The Term Loan A facility also requires mandatory prepayments in connection with certain non-ordinary course asset sales and insurance recovery and condemnation events, among other things, and subject in each case to certain significant exceptions.

During the first quarter of fiscal 2019, Adient entered into an amendment to the Original Credit Facilities (“First Amended Credit Facilities") whereby the financial maintenance covenant was amended to require Adient to maintain a total net leverage ratio equal to or less than 4.5x adjusted EBITDA, with step down provisions starting in the quarter ending December 31, 2020. The amendment also expanded the upper range of interest rate margins such that the drawn portion of the First Amended Credit Facilities will bear interest based on LIBOR plus a margin between 1.25% - 2.50% (previously 1.25% - 2.25%), based on Adient’s total net leverage ratio. No other terms were impacted by the amendment. During the second quarter of fiscal 2019, Adient entered into an amendment to the First Amended Credit Facilities (“Second Amended Credit Facilities") whereby the financial maintenance covenant contained in the First Amended Credit Facilities was amended to require Adient to maintain a first lien secured net leverage ratio equal to or less than 2.5x adjusted EBITDA as of the last day of each quarter, with step down provisions starting on September 30, 2020. The amendment also added a new tier to the pricing schedule that will be applicable when the total net leverage ratio exceeds 4.0x adjusted EBITDA and amended certain other definitions, negative covenants and other terms within the credit facility. Adient expects to be in compliance with its financial covenants for the foreseeable future.
Adient is currently exploring financing options that would provide further flexibility for its business including the refinancing of its credit facilities.
Sources of Cash Flows

	Three Months Ended December 31,
(in millions)	2018	2017
Cash provided (used) by operating activities	$(128)	$(127)
Cash provided (used) by investing activities	(118)	(146)
Cash provided (used) by financing activities	(38)	(49)
Capital expenditures	(144)	(143)

Operating Cash Flows: Cash flows from operating activities remained consistent year over year with higher net income and overall favorable changes to working capital offset by changes in deferred income taxes.

Investing Cash Flows: The decrease in cash used by investing activities is primarily attributable to the sale of both the Detroit, Michigan properties and remaining airplane for approximately $35 million, partially offset by loans to affiliates for $11 million.

Financing Cash Flows: The decrease in cash used by financing activities is primarily attributable to Adient's JV partner’s contribution of $28 million as part of the formation of a consolidated joint venture, partially offset by higher amounts of dividends paid to non-controlling interests.

Capital expenditures: Capital expenditures remained consistent year over year based on similar levels of program spend on product launches.

Adient plc | Form 10-Q | 37

Working capital

(in millions)	December 31, 2018	September 30, 2018
Current assets	$3,668	$4,309
Current liabilities	3,675	4,192
Working capital	$(7)	$117

The decrease in working capital of $124 million is primarily attributable to lower levels of cash and accounts receivable as of December 31, 2018 offset by lower levels of accounts payable.
Restructuring and Impairment Costs
Adient committed to a restructuring plan in fiscal 2019 to drive cost efficiencies and to balance our global production against demand and recorded $25 million of restructuring costs in the consolidated statement of income. The restructuring actions related to cost reduction initiatives in the Seating and SS&M segments. The costs consist primarily of workforce reductions and plant closures. The restructuring actions are expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $23 million at December 31, 2018 is expected to be paid in cash.
Adient committed to a restructuring plan in fiscal 2018 to drive cost efficiencies and to balance our global production against demand and recorded $43 million of restructuring costs in the consolidated statement of income that was offset by underspend in prior years by $27 million. The restructuring actions related to cost reduction initiatives in the Seating and SS&M segments. The costs consist primarily of workforce reductions and plant closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2018 restructuring plan will reduce annual operating costs by approximately $65 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 55% will result in net savings. The restructuring actions are expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $38 million at December 31, 2018 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2017 to drive cost efficiencies and to balance our global production against demand and recorded $46 million of restructuring and impairment costs in the consolidated statement of income. The restructuring actions related to cost reduction initiatives in the Seating segment. The costs consist primarily of workforce reductions and plant closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2017 restructuring plan will reduce annual operating costs by approximately $40 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 55%-60% will result in net savings. Adient partially achieved these savings in fiscal years 2017 and 2018. The restructuring actions are expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $11 million at December 31, 2018 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2016 (the "2016 Plan") to drive cost efficiencies and to balance our global production against demand and recorded $332 million of restructuring and impairment costs in the consolidated statement of income. The restructuring actions related to cost reduction initiatives primarily in the Seating and SS&M segments. The costs consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2016 restructuring plan will reduce annual operating costs by approximately $150 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense, of which approximately 70%-75% will result in net savings. Adient partially achieved these savings in fiscal years 2016 through 2018, with the full benefit expected in fiscal 2019. The restructuring actions are expected to be substantially complete in fiscal 2021. The restructuring plan reserve balance of $73 million at December 31, 2018 is expected to be paid in cash.

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
Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to the off-balance sheet arrangements and contractual obligations disclosed in Adient's Annual Report on Form 10-K for the year ended September 30, 2018.

Adient plc | Form 10-Q | 38

Effects of Inflation and Changing Prices
The effects of inflation have not been significant to Adient's results of operations in recent years. Generally, Adient has been able to implement operating efficiencies to sufficiently offset cost increases, which have been moderate.

Critical Accounting Estimates and Policies
See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the year ended September 30, 2018, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended December 31, 2018.

New Accounting Pronouncements
See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2018, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the year ended September 30, 2018.

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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Adient plc | Form 10-Q | 39

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

Information with respect to this item may be found in Note 16 "Commitments and Contingencies" to the consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Additional information on Adient's commitments and contingencies can be found in Adient's Annual Report on Form 10-K for its fiscal year ended September 30, 2018.

Item 1A.	Risk Factors
There are no material changes from the risk factors as previously disclosed in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Equity Securities

There has been no share repurchase activity during the three months ended December 31, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Adient plc | Form 10-Q | 40

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

Adient plc | Form 10-Q | 41

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	February 11, 2019

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	February 11, 2019

Adient plc | Form 10-Q | 42