Form 10-Q
period 2019-03-31
Adient plc
filed 2019-05-09
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Ordinary Shares, par value $0.001	ADNT	New York Stock Exchange
At March 31, 2019, 93,610,056 ordinary shares were outstanding.

Adient plc | Form 10-Q | 1

Adient plc
Form 10-Q
For the Three and Six Months Ended March 31, 2019

Adient plc | Form 10-Q | 2

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2019	2018	2019	2018
Net sales	$4,228	$4,596	$8,386	$8,800
Cost of sales	4,031	4,314	8,009	8,317
Gross profit	197	282	377	483
Selling, general and administrative expenses	168	193	346	389
Restructuring and impairment costs	113	315	144	315
Equity income (loss)	62	85	145	181
Earnings (loss) before interest and income taxes	(22)	(141)	32	(40)
Net financing charges	40	37	75	70
Other pension expense (income)	—	(7)	(2)	(8)
Income (loss) before income taxes	(62)	(171)	(41)	(102)
Income tax provision (benefit)	64	(28)	74	237
Net income (loss)	(126)	(143)	(115)	(339)
Income (loss) attributable to noncontrolling interests	23	25	51	45
Net income (loss) attributable to Adient	$(149)	$(168)	$(166)	$(384)

Earnings per share:
Basic	$(1.59)	$(1.80)	$(1.78)	$(4.12)
Diluted	$(1.59)	$(1.80)	$(1.78)	$(4.12)

Shares used in computing earnings per share:
Basic	93.5	93.4	93.5	93.3
Diluted	93.5	93.4	93.5	93.3

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018	2019	2018
Net income (loss)	$(126)	$(143)	$(115)	$(339)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	40	142	56	218
Realized and unrealized gains (losses) on derivatives	4	10	1	—
Other comprehensive income (loss)	44	152	57	218
Total comprehensive income (loss)	(82)	9	(58)	(121)
Comprehensive income (loss) attributable to noncontrolling interests	28	35	56	60
Comprehensive income (loss) attributable to Adient	$(110)	$(26)	$(114)	$(181)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	March 31, 2019	September 30, 2018
Assets
Cash and cash equivalents	$491	$687
Accounts receivable - net	1,976	2,091
Inventories	828	824
Other current assets	631	707
Current assets	3,926	4,309
Property, plant and equipment - net	1,641	1,683
Goodwill	2,165	2,182
Other intangible assets - net	441	460
Investments in partially-owned affiliates	1,544	1,407
Assets held for sale	—	37
Other noncurrent assets	857	864
Total assets	$10,574	$10,942
Liabilities and Shareholders' Equity
Short-term debt	$9	$6
Current portion of long-term debt	1	2
Accounts payable	2,880	3,101
Accrued compensation and benefits	387	331
Restructuring reserve	140	141
Other current liabilities	587	611
Current liabilities	4,004	4,192
Long-term debt	3,373	3,422
Pension and postretirement benefits	114	124
Other noncurrent liabilities	416	440
Long-term liabilities	3,903	3,986
Commitments and Contingencies (Note 16)
Redeemable noncontrolling interests	37	47
Preferred shares issued, par value $0.001; 100,000,000 shares authorized Zero shares issued and outstanding at March 31, 2019	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 93,610,056 shares issued and outstanding at March 31, 2019	—	—
Additional paid-in capital	3,956	3,951
Retained earnings (accumulated deficit)	(1,220)	(1,028)
Accumulated other comprehensive income (loss)	(479)	(531)
Shareholders' equity attributable to Adient	2,257	2,392
Noncontrolling interests	373	325
Total shareholders' equity	2,630	2,717
Total liabilities and shareholders' equity	$10,574	$10,942

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended March 31,
(in millions)	2019	2018
Operating Activities
Net income (loss) attributable to Adient	$(166)	$(384)
Income attributable to noncontrolling interests	51	45
Net income (loss)	(115)	(339)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	137	197
Amortization of intangibles	20	24
Pension and postretirement benefit expense (benefit)	2	(5)
Pension and postretirement contributions, net	(13)	11
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $0, and $11, respectively)	(117)	(103)
Deferred income taxes	40	232
Non-cash impairment charges	66	299
Equity-based compensation	8	30
Other	7	6
Changes in assets and liabilities:
Receivables	90	(303)
Inventories	(12)	(26)
Other assets	62	(21)
Restructuring reserves	(70)	(82)
Accounts payable and accrued liabilities	(51)	13
Accrued income taxes	(14)	(83)
Cash provided (used) by operating activities	40	(150)
Investing Activities
Capital expenditures	(252)	(266)
Sale of property, plant and equipment	58	2
Changes in long-term investments	—	(5)
Other	4	—
Cash provided (used) by investing activities	(190)	(269)
Financing Activities
Increase (decrease) in short-term debt	3	135
Repayment of long-term debt	(1)	—
Debt financing costs	(8)	(1)
Cash dividends	(26)	(51)
Dividends paid to noncontrolling interests	(43)	(34)
Formation of consolidated joint venture	28	—
Other	(2)	(4)
Cash provided (used) by financing activities	(49)	45
Effect of exchange rate changes on cash and cash equivalents	3	18
Increase (decrease) in cash and cash equivalents	(196)	(356)
Cash and cash equivalents at beginning of period	687	709
Cash and cash equivalents at end of period	$491	$353
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
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended March 31, 2019 and September 30, 2018, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

	March 31,	September 30,
(in millions)	2019	2018
Current assets	$266	$270
Noncurrent assets	42	43
Total assets	$308	$313

Current liabilities	$257	$252
Total liabilities	$257	$252

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Adient	$(149)	$(168)	$(166)	$(384)

Denominator:
Weighted average shares outstanding	93.5	93.4	93.5	93.3
Effect of dilutive securities	—	—	—	—
Diluted shares	93.5	93.4	93.5	93.3

Earnings per share:
Basic	$(1.59)	$(1.80)	$(1.78)	$(4.12)
Diluted	$(1.59)	$(1.80)	$(1.78)	$(4.12)
Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share as a result of being in a loss position for all periods presented.

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

The effect of the retrospective presentation change related to the net periodic cost of Adient's defined benefit pension and other postretirement employee benefits ("OPEB") plans on the consolidated statements of income (loss) for the three months and six months ended March 31, 2018 resulted in $2 million and $3 million increases to cost of sales, $2 million and $3 million decreases to gross profit, $7 million and $8 million decreases to earnings (loss) before interest and income taxes and $7 million and $8 million increases to other pension expense (income) line items in the condensed consolidated statements of income, respectively. As a result of presenting certain pension costs as non-operating items, adjusted EBITDA decreased in EMEA by $1 million and $2 million for the three months and six months ended March 31, 2018, respectively.

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

ASU 2017-05, Gains and Losses from the Derecognition of Nonfinancial Assets
ASU 2017-05 clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets and will follow the same implementation guidelines as ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606).
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
October 1, 2018

Adient plc | Form 10-Q | 9

Standards Effective After Fiscal 2019
Adient believes that the ASU summarized below, which is effective at the beginning of fiscal 2020, could significantly impact the consolidated financial statements:

Standard Pending Adoption	Description	Anticipated Impact	Effective Date
ASU 2016-02, 2018-01, 2018-10, 2018-11 and ASU 2019-01
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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contracts assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities were identified upon adoption of ASC606 or at March 31, 2019. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less.

Adient plc | Form 10-Q | 12

The following table presents disaggregated revenue by geographical market:

(in millions)	Three Months Ended March 31		Six Months Ended March 31
	2019	2018	2019	2018
Americas
United States	$1,630	$1,634	$3,245	$3,112
Mexico	643	656	1,313	1,280
Other Americas	100	135	224	280
Regional elimination	(458)	(484)	(932)	(945)
	1,915	1,941	3,850	3,727
EMEA
Germany	390	494	731	939
Other EMEA	1,904	2,112	3,650	3,988
Regional elimination	(516)	(550)	(963)	(1,018)
	1,778	2,056	3,418	3,909
Asia
China	129	154	284	344
Other Asia	471	536	967	994
Regional elimination	(1)	—	(2)	—
	599	690	1,249	1,338

Inter-segment elimination	(64)	(91)	(131)	(174)

Total	$4,228	$4,596	$8,386	$8,800

3. Acquisitions and Divestitures

Acquisitions

Adient's consolidated affiliate, Adient Aerospace, LLC ("Adient Aerospace"), became operational on October 11, 2018 after securing regulatory approvals. Adient's ownership position in Adient Aerospace is 50.01%. Adient Aerospace will develop, manufacture, and sell a portfolio of seating products to airlines and aircraft leasing companies for installation on Boeing and other OEM commercial airplanes, for both production line-fit and retrofit configurations. Adient Aerospace's results are included within the Americas segment. Initial contributions of $28 million were made during the first quarter of fiscal 2019 by each JV partner.

Assets Held for Sale

During fiscal 2018, Adient committed to a plan to sell its Detroit, Michigan properties and its airplanes and actively marketed the sale of these assets. As a result, these assets were classified as assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in an impairment charge of $49 million which was recorded within restructuring and impairment costs on the consolidated statement of income (loss) during fiscal 2018, of which $39 million related to Americas assets and $10 million related to corporate assets. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." During the fourth quarter of fiscal 2018, one airplane was sold for $36 million. During the first quarter of fiscal 2019, both the Detroit, Michigan properties and remaining airplane were sold for approximately $35 million.

Adient plc | Form 10-Q | 13

4. Inventories

Inventories consisted of the following:

(in millions)	March 31, 2019	September 30, 2018
Raw materials and supplies	$631	$626
Work-in-process	34	38
Finished goods	163	160
Inventories	$828	$824

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2018	$642	$469	$1,071	$2,182
Currency translation and other	—	(29)	12	(17)
Balance at March 31, 2019	$642	$440	$1,083	$2,165

During the second quarter of fiscal 2019, Adient began reporting three new segments: 1) Americas, which is inclusive of North America and South America; 2) Europe, Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia"). Accordingly, goodwill previously reported in the former Seating segment has been reallocated to the three new segments on a relative fair value basis. Refer to Note 14, "Segment Information" for more information on Adient's reportable segments.

Adient evaluates its goodwill for impairment on an annual basis, or as facts and circumstances warrant. As a result of the change in reportable segments during the second quarter of fiscal 2019, Adient conducted goodwill impairment analyses of the newly allocated goodwill balances under the new reportable segment structure. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Adient estimated the fair value of each of its reporting units using a discounted cash flow analysis approach, which utilized Level 3 unobservable inputs. These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows, the appropriate discount rates (based on weighted average cost of capital ranging from 14.5%-17.5%) and growth rates to reflect the risk inherent in the future cash flows. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape and product profitability based on historical trends. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on Adient's results of operations. As a result of the analyses, Adient determined that no goodwill was impaired.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	March 31, 2019			September 30, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$20	$(14)	$6	$21	$(14)	$7
Customer relationships	514	(117)	397	509	(101)	408
Trademarks	53	(31)	22	58	(30)	28
Miscellaneous	28	(12)	16	29	(12)	17
Total intangible assets	$615	$(174)	$441	$617	$(157)	$460

Adient plc | Form 10-Q | 14

Amortization of other intangible assets for the six months ended March 31, 2019 and 2018 was $20 million and $24 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	Six Months Ended March 31,
(in millions)	2019	2018
Balance at beginning of period	$11	$19
Accruals for warranties issued during the period	9	2
Changes in accruals related to pre-existing warranties (including changes in estimates)	10	(2)
Settlements made (in cash or in kind) during the period	(6)	(3)
Balance at end of period	$24	$16

In the second quarter of fiscal 2019, Adient recorded $7 million of warranty expense to correct a prior period error related to incurred but not yet reported warranty expense. Adient has concluded that this adjustment was not material to previously reported financial statements nor to current or estimated full year fiscal 2019 results.

7. Debt and Financing Arrangements
Long-term debt consisted of the following:

(in millions)	March 31, 2019	September 30, 2018
Term Loan A - LIBOR plus 1.75% due in 2021	$1,200	$1,200
4.875% Notes due in 2026	900	900
3.50% Notes due in 2024	1,123	1,162
European Investment Bank Loan - EURIBOR plus 0.90% due in 2022	185	192
Capital lease obligations	1	2
Less: debt issuance costs	(35)	(32)
Gross long-term debt	3,374	3,424
Less: current portion	1	2
Net long-term debt	$3,373	$3,422
On July 27, 2016, Adient Global Holdings Ltd ("AGH"), a wholly owned subsidiary of Adient, entered into a credit agreement providing for commitments with respect to a $1.5 billion revolving credit facility (undrawn at March 31, 2019 and September 30, 2018, respectively) and a $1.5 billion Term Loan A facility (the "Original Credit Facilities"). The Original Credit Facilities mature in July 2021. Until the Term Loan A facility maturity date, amortization of the funded Term Loan A is required in an amount per quarter equal to 1.25% of the original principal amount prior to July 27, 2019 and 2.5% in each quarter thereafter prior to final maturity. The Original Credit Facilities contain covenants that include, among other things and subject to certain significant exceptions, restrictions on Adient's ability to declare or pay dividends, make certain payments in respect of the notes, create liens, incur additional indebtedness, make investments, engage in transactions with affiliates, enter into agreements restricting Adient's subsidiaries' ability to pay dividends, dispose of assets and merge or consolidate with any other person. The Term Loan A facility

Adient plc | Form 10-Q | 15

also requires mandatory prepayments in connection with certain non-ordinary course asset sales and insurance recovery and condemnation events, among other things, and subject in each case to certain significant exceptions.
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
On May 29, 2017, Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, borrowed €165 million in an unsecured term loan from the European Investment Bank due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 90 basis points. Loan proceeds were used to repay $200 million of the Term Loan A facility.
New debt arrangements
On May 6, 2019 (the “Refinancing Date”), Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries entered into a new asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the New Term Loan Credit Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries.

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, entered into a new term loan credit agreement (the “New Term Loan Credit Agreement”) on the Refinancing Date providing for a 5-year $800 million senior secured term loan facility that was fully drawn on closing. The New Term Loan Credit Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity on May 6, 2024. Interest on the New Term Loan Credit Agreement accrues at the Eurodollar rate plus an applicable margin equal to 4.25% (with one 0.25% step down based on achievement of a specific secured net leverage level starting with the fiscal quarter

Adient plc | Form 10-Q | 16

ending December 31, 2019). The New Term Loan Credit Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions.

Finally, on the Refinancing Date, Adient US entered into an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes (the “Notes”). The Notes mature on May 15, 2026 and bear interest at a rate of 7.00% per annum. Interest on the Notes is payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019.

The proceeds from the transactions described above were used to repay the outstanding indebtedness and terminate commitments under Adient’s existing credit agreement, which was scheduled to mature in July 2021. In addition, certain proceeds were used (i) to pay related premiums, fees and expenses in connection with the refinancing and entering into and funding of the new credit facilities and (ii) for working capital and other general corporate purposes.

The ABL Credit Agreement, New Term Loan Credit Agreement and the Indenture contain covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay dividends or make other distributions on, or repurchase or redeem, Adient’s capital stock or certain other debt; make other restricted payments; and consolidate or merge with, or convey, transfer or lease all or substantially all of Adient’s and its restricted subsidiaries’ assets, to another person. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

Net Financing Charges
Adient's net financing charges line item in the consolidated statements of income contained the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018	2019	2018
Interest expense, net of capitalized interest costs	$38	$36	$73	$70
Banking fees and debt issuance cost amortization	4	2	7	4
Interest income	(3)	(1)	(4)	(2)
Net foreign exchange	1	—	(1)	(2)
Net financing charges	$40	$37	$75	$70

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2019 and September 30, 2018, respectively.

Adient plc | Form 10-Q | 17

Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses. No equity swaps were outstanding as of March 31, 2019.
As of March 31, 2019, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
Adient entered into cross-currency interest rate swaps during fiscal 2018 to selectively hedge portions of its net investment in Europe. The currency effects of the cross-currency interest rate swaps are reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Europe. As of March 31, 2019, Adient had two cross-currency interest rate swaps outstanding totaling approximately €160 million designated as net investment hedges in Adient's net investment in Europe. Both cross-currency interest rate swaps are set to mature in March 2020.
Adient entered into a 970 million Chinese yuan foreign exchange forward contract during the second quarter of fiscal 2019 to selectively hedge portions of its net investment in China. The currency effects of the forward contract are reflected in the AOCI account within shareholder’s equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in China. The forward contract is set to mature in June 2019.

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	March 31, 2019	September 30, 2018	March 31, 2019	September 30, 2018
Other current assets
Foreign currency exchange derivatives	$6	$4	$3	$4
Cross-currency interest rate swaps	20	—	—	—
Other noncurrent assets
Foreign currency exchange derivatives	—	—	—	2
Cross-currency interest rate swaps	—	13	—	—
Total assets	$26	$17	$3	$6

Other current liabilities
Foreign currency exchange derivatives	$13	$11	$1	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	2	—	—
Equity swaps	—	—	—	2
Long-term debt
Foreign currency denominated debt	1,123	1,162	—	—
Total liabilities	$1,137	$1,175	$1	$2

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of both March 31, 2019 and September 30, 2018, no cash collateral was received or pledged under the master netting agreements.

Adient plc | Form 10-Q | 18

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	March 31, 2019	September 30, 2018	March 31, 2019	September 30, 2018
Gross amount recognized	$29	$23	$1,138	$1,177
Gross amount eligible for offsetting	(5)	(5)	(5)	(5)
Net amount	$24	$18	$1,133	$1,172

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Foreign currency exchange derivatives	$3	$15	$(1)	$8

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2019	2018	2019	2018
Foreign currency exchange derivatives	Cost of sales	$(2)	$1	$(2)	$2

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2019	2018	2019	2018
Foreign currency exchange derivatives	Cost of sales	$(1)	$1	$(1)	$(1)
Foreign currency exchange derivatives	Net financing charges	—	(1)	1	(2)
Equity swap	Selling, general and administrative	4	(12)	(13)	(15)
Total		$3	$(12)	$(13)	$(18)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $22 million and $44 million for the three and six months ended March 31, 2019, respectively, and $(37) million and $(54) million for the three and six months ended March 31, 2018, respectively. For the three and six months ended March 31, 2019 and 2018, respectively, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges, and there was no ineffectiveness on cash flow hedges.

Adient plc | Form 10-Q | 19

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
Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of March 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$9	$—	$9	$—
Cross-currency interest rate swaps	20	—	20	—
Other noncurrent assets
Foreign currency exchange derivatives	—	—	—	—
Total assets	$29	$—	$29	$—
Other current liabilities
Foreign currency exchange derivatives	$14	$—	$14	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	—	1	—
Total liabilities	$15	$—	$15	$—

Adient plc | Form 10-Q | 20

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent assets
Foreign currency exchange derivatives	2	—	2	—
Cross-currency interest rate swaps	13	—	13	—
Total assets	$23	$—	$23	$—
Other current liabilities
Foreign currency exchange derivatives	$11	$—	$11	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	—	2	—
Equity swaps	2	—	2	—
Total liabilities	$15	$—	$15	$—
Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2019 and September 30, 2018, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.
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
The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.8 billion and $3.3 billion at March 31, 2019 and September 30, 2018, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

Adient plc | Form 10-Q | 21

10. Equity and Noncontrolling Interests

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018	2019	2018
Ordinary shares, beginning of the period	$—	$—	$—	$—
Ordinary shares, end of the period	—	—	—	—

Additional paid-in capital, beginning of the period	3,954	3,952	3,951	3,942
Share-based compensation	2	4	8	10
Other	—	(1)	(3)	3
Additional paid-in capital, end of the period	3,956	3,955	3,956	3,955

Retained earnings (Accumulated deficit), beginning of the period	(1,070)	492	(1,028)	734
Net income (loss) attributable to Adient	$(149)	$(168)	$(166)	$(384)
Dividends declared ($0.275 per share/quarter)	—	(25)	(26)	(51)
Share-based compensation	(1)	—	—	—
Retained earnings (Accumulated deficit), end of the period	(1,220)	299	(1,220)	299

Accumulated other comprehensive income, beginning of the period	(518)	(336)	(531)	(397)
Foreign currency translation adjustments	35	132	51	203
Realized and unrealized gains (losses) on derivatives	4	10	1	—
Employee retirement plans	—	9	—	9
Accumulated other comprehensive income, end of the period	(479)	(185)	(479)	(185)

Shareholders' equity attributable to Adient	2,257	4,069	2,257	4,069

Noncontrolling interest, beginning of the period	358	321	325	313
Net income (loss)	14	16	33	29
Foreign currency translation adjustments	4	9	5	13
Dividends attributable to noncontrolling interests	(3)	(21)	(18)	(30)
Change in noncontrolling interest share	—	1	—	1
Formation of consolidated joint venture	—	—	28	—
Noncontrolling interest, end of the period	373	326	373	326

Total equity	$2,630	$4,395	$2,630	$4,395

Adient plc | Form 10-Q | 22

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018	2019	2018
Foreign currency translation adjustments
Balance at beginning of period	$(507)	$(327)	$(523)	$(398)
Aggregate adjustment for the period, net of tax	35	132	51	203
Balance at end of period	(472)	(195)	(472)	(195)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(10)	(7)	(7)	3
Current period changes in fair value, net of tax	4	11	1	1
Reclassification to income, net of tax	—	(1)	—	(1)
Balance at end of period	(6)	3	(6)	3
Pension and postretirement plans
Balance at beginning of period	(1)	(2)	(1)	(2)
Net reclassifications to AOCI	—	9	—	9
Balance at end of period	(1)	7	(1)	7
Accumulated other comprehensive income (loss), end of period	$(479)	$(185)	$(479)	$(185)

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018	2019	2018
Beginning balance	$27	$29	$47	$28
Net income	9	9	18	16
Foreign currency translation adjustments	1	1	—	2
Dividends	—	—	(28)	(8)
Change in noncontrolling interest share	—	—	—	1
Ending balance	$37	$39	$37	$39

Adient plc | Form 10-Q | 23

11. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018	2019	2018
Service cost	$2	$2	$4	$4
Interest cost	3	3	6	7
Expected return on plan assets	(3)	(4)	(8)	(9)
Settlement (gain) loss	—	(6)	—	(6)
Net periodic benefit cost	$2	$(5)	$2	$(4)

The interest cost, expected return on plan assets and settlement (gain) loss components of net periodic benefit cost are included in other pension expense (income) in the consolidated statements of income (loss).

12. Restructuring and Impairment Costs

Restructuring Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

During fiscal 2019, Adient committed to a restructuring plan ("2019 Plan") of $80 million that was offset by $8 million of underspend in prior years. Of the restructuring costs recorded, $61 million relates to the EMEA segment, $13 million relates to the Americas segment and $6 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2019.

The following table summarizes the changes in Adient's 2019 Plan reserve:

(in millions)	Employee Severance and Termination Benefits
Original Reserve	$80
Utilized—cash	(13)
Balance at March 31, 2019	$67

In fiscal 2018, Adient committed to a restructuring plan ("2018 Plan") of $71 million that was offset by $20 million of underspend in the 2016 Plan and $7 million of underspend related to other plan years. Of the restructuring costs recorded, $52 million relates to the EMEA segment, $10 million relates to the Asia segment and $9 million relates to the Americas segment. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2019.

Adient plc | Form 10-Q | 24

The following table summarizes the changes in Adient's 2018 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Balance at September 30, 2018	$49	$1	$(2)	$48
Utilized—cash	(16)	—	—	(16)
Utilized—noncash	—	(1)	1	—
Noncash adjustment—underspend	(2)	—	—	(2)
Balance at March 31, 2019	$31	$—	$(1)	$30

In fiscal 2017, Adient committed to a restructuring plan ("2017 Plan") and recorded $46 million of restructuring and impairment costs in the consolidated statements of income. Of the restructuring costs recorded, $34 million relates to the EMEA segment, $7 million relates to the Americas segment and $5 million relates to the Asia segment. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and plant closures. The restructuring actions are expected to be substantially complete in fiscal 2019.

The following table summarizes the changes in Adient's 2017 Plan reserve:

(in millions)	Employee Severance and Termination Benefits
Balance at September 30, 2018	$12
Utilized—cash	(2)
Utilized—noncash	(1)
Noncash adjustment—underspend	(6)
Balance at March 31, 2019	$3

In fiscal 2016, Adient committed to a restructuring plan ("2016 Plan") and recorded $332 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $298 million relates to the EMEA segment, $32 million relates to the Americas segment and $2 million relates to the Asia segment. The asset impairment charge recorded during fiscal 2016 related primarily to information technology assets within the EMEA segment that will not be used going forward by Adient. The restructuring actions are expected to be substantially complete in fiscal 2021.

Since the announcement of the 2016 Plan in fiscal 2016, Adient has experienced lower employee severance and termination benefit cash payouts than previously calculated of approximately $20 million, due to changes in cost reduction actions. The planned workforce reductions disclosed for the 2016 Plan have been updated for Adient's revised actions.

The following table summarizes the changes in Adient's 2016 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2018	$71	$4	$75
Utilized—cash	(37)	—	(37)
Utilized—noncash	—	(2)	(2)
Balance at March 31, 2109	$34	$2	$36

Adient plc | Form 10-Q | 25

Adient's fiscal 2019, 2018, 2017 and 2016 restructuring plans included workforce reductions of approximately 7,300. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2019, approximately 5,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included fifteen plant closures. As of March 31, 2019, eleven of the fifteen plants have been closed.

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

Impairment

In the second quarter of fiscal 2019, Adient concluded it had a triggering event requiring assessment of impairment for certain of its former SS&M segment long-lived assets within the EMEA ($55 million) and Americas ($11 million) segments due to declines in actual and forecasted performance that worsened during the second quarter of fiscal 2019 as compared to originally forecasted results. As a result, Adient reviewed the long-lived assets for impairment and recorded a $66 million non-cash pre-tax impairment charge within restructuring and impairment costs on the consolidated statements of income (loss). The impairment charge related to long-lived assets in North America and Europe asset groups in support of current programs. Of the $66 million impairment charge, $62 million relates to fixed assets, and $4 million relates to customer relationships. The impairment was measured under a market approach utilizing appraisal techniques to determine fair values of the impaired assets. This method is consistent with methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair value measurement" and primarily consist of estimated salable values and third party appraisal techniques such as market comparables. To the extent that the profitability on current or future programs decline as compared to forecasted profitability or if adverse changes occur to key assumptions or other fair value measurement inputs, further impairment of long-lived assets could occur in the future. During the first quarter of fiscal 2019, impairments of $6 million were recorded related to assets held for sale.

During the second quarter of fiscal 2018, in conjunction with a change in segment reporting at that time, a $299 million goodwill impairment charge was recorded related to the former SS&M segment.

13. Income Taxes
In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2019, Adient’s income tax expense (benefit) was $64 million equating to an effective tax rate of (103%) and $74 million equating to an effective tax rate of (180%), respectively. The three and six month income tax expense was higher than the statutory rate impact of 12.5% primarily due to the recognition of a valuation allowance in Poland and the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances. The six month income tax expense was partially offset by a tax rate change benefit in China. For the three and six months ended March 31, 2018, Adient’s income tax expense (benefit) was $(28) million equating to an effective tax rate of 16% and $237 million equating to an effective tax rate of (232%), respectively. The three month income tax benefit was higher than the statutory rate impact of 12.5% primarily due to the goodwill impairment charge and foreign exchange. The six month income tax expense was higher than the statutory rate impact primarily due to the charge to recognize the impact of the U.S. tax reform legislation.
Valuation Allowances

As a result of Adient's second quarter fiscal 2019 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence (including the long-lived asset impairment recorded in the second quarter of fiscal 2019), Adient determined that it was more likely than not that deferred tax assets within certain Poland entities would not be realized and recorded a net income tax expense of $43 million in the second quarter of fiscal 2019 to establish a valuation allowance.

Adient plc | Form 10-Q | 26

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

Since future financial results may differ from previous estimates, periodic adjustments to Adient's valuation allowances may be necessary. As a result of the external refinancing that occurred in the third quarter of fiscal 2019, Adient will reevaluate its internal financing structure. Adient may conclude that it is more likely than not that a material portion of our deferred tax assets will not be realized as a result of this evaluation. As such, it is possible that a change to valuation allowances in certain jurisdictions may result in a material increase to income tax expense during the next twelve months. In addition, the effective tax rate in subsequent periods would also increase.

Uncertain Tax Positions

At March 31, 2019, Adient had gross tax effected unrecognized tax benefits of $280 million. If recognized, $131 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at March 31, 2019 was approximately $8 million (net of tax benefit). The interest and penalties accrued during the three and six months ended March 31, 2019 was not material. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Other Tax Matters

During the second quarter of fiscal 2019, Adient recognized a pre-tax impairment charge on long-lived assets of $66 million. Refer to Note 12 "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information. The tax benefit associated with the impairment charge was $2 million, which was negatively impacted by geographic mix and Adient’s current tax position in these jurisdictions.

During the second quarter of fiscal 2018, Adient recognized a pre-tax goodwill impairment charge of $299 million related to the former SS&M segment. Refer to Note 12, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information. The tax benefit associated with the goodwill impairment charge was $20 million.

Adient plc | Form 10-Q | 27

14. Segment Information

During the second quarter of fiscal 2019, Adient realigned certain of its organizational structure to manage its business primarily on a geographic basis, resulting in a change to reportable segments. Prior period segment information has been recast to align with this change in organizational structure and the updated definition of corporate-related costs. Pursuant to this change, Adient now operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").

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

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018 (1)	2019	2018 (1)
Net Sales
Americas	$1,915	$1,941	$3,850	$3,727
EMEA	1,778	2,056	3,418	3,909
Asia	599	690	1,249	1,338
Eliminations	(64)	(91)	(131)	(174)
Total net sales	$4,228	$4,596	$8,386	$8,800

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018 (1)	2019	2018 (1)
Adjusted EBITDA
Americas	$34	$98	$77	$133
EMEA	59	130	61	212
Asia	123	157	277	333
Corporate-related costs (2)	(25)	(23)	(48)	(50)
Becoming Adient costs (3)	—	(19)	—	(38)
Restructuring and impairment costs (4)	(113)	(315)	(144)	(315)
Purchase accounting amortization (5)	(10)	(18)	(20)	(35)
Restructuring related charges (6)	(14)	(12)	(23)	(23)
Stock based compensation (7)	(2)	(12)	(8)	(22)
Depreciation (8)	(72)	(99)	(137)	(193)
Other items (9)	(2)	(28)	(3)	(42)
Earnings (loss) before interest and income taxes	(22)	(141)	32	(40)
Net financing charges	(40)	(37)	(75)	(70)
Other pension income	—	7	2	8
Income (loss) before income taxes	$(62)	$(171)	$(41)	$(102)

Adient plc | Form 10-Q | 28

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

(2) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and finance.

(3) Reflects incremental expenses associated with becoming an independent company. Includes non-cash costs of $5 million and $11 million in the three and six months ended March 31, 2018, respectively.

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

(7) For the six months ended March 31, 2018, stock based compensation excludes $8 million, which is included in Becoming Adient costs discussed above.

(8) For the six months ended March 31, 2018, depreciation excludes $4 million, which is included in restructuring related charges discussed above.

(9) The three and six months ended March 31, 2019 reflects $2 million and $3 million of Futuris integration costs, respectively. The three months ended March 31, 2018 includes $7 million of Futuris integration costs, $8 million of prior period adjustments, $7 million of non-recurring consulting fees related to the former SS&M segment. The six months ended March 31, 2018 also includes $8 million for the U.S tax reform impact at YFAI and $6 million of integration-related costs associated with Futuris. In addition, for both the three and six months ended March 31, 2018, $6 million of other non-recurring income that was reclassified to other pension income upon adoption of ASU 2017-07.

Additional Segment Information

	Three Months Ended March 31, 2019
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Equity Income	$—	$3	$59	$—	$62
Depreciation	27	34	11	—	72
Capital Expenditures	52	46	10	—	108
Total Assets	3,309	2,806	3,653	806	10,574

Adient plc | Form 10-Q | 29

	Six Months Ended March 31, 2019
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Equity Income	$1	$5	$139	$—	$145
Depreciation	51	63	23	—	137
Capital Expenditures	100	130	22	—	252
Total Assets	3,309	2,806	3,653	806	10,574

	Three Months Ended March 31, 2018
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Equity Income	$2	$3	$80	$—	$85
Depreciation	36	51	11	3	101
Capital Expenditures	42	67	14	—	123

	Six Months Ended March 31, 2018
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Equity Income	$3	$6	$172	$—	$181
Depreciation	70	99	22	6	197
Capital Expenditures	104	147	15	—	266

(1) Reconciling items include corporate-related assets and depreciation amounts to reconcile to consolidated totals.

15. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of March 31, 2019 and September 31, 2018. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income" line in the consolidated statements of income (loss) for the six months ended March 31, 2019 and 2018, respectively.

Adient maintains total investments in partially-owned affiliates of $1.5 billion and $1.4 billion at March 31, 2019 and September 30, 2018, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Six Months Ended March 31,
(in millions)	2019	2018
Income statement data:
Net sales	$8,127	$9,273
Gross profit	$958	$1,086
Net income	$336	$436
Net income attributable to the entity	$326	$405

Adient plc | Form 10-Q | 30

16. Commitments and Contingencies

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $10 million and $8 million at March 31, 2019 and September 30, 2018, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended March 31,		Six Months Ended March 31,
(in millions)		2019	2018	2019	2018
Net sales to related parties	Net sales	$88	$110	$180	$209
Purchases from related parties	Cost of sales	177	173	350	310
The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		March 31, 2019	September 30, 2018
Accounts receivable due from related parties	Accounts receivable	$83	$91
Accounts payable due to related parties	Accounts payable	111	102

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-Q | 31

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
During the second quarter of fiscal 2019, Adient realigned certain of its organizational structure to manage its business primarily on a geographic basis, resulting in a change to reportable segments. Prior period segment information has been recast to align with this change in organizational structure and the updated definition of corporate-related costs. Pursuant to this change, Adient now operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").

Adient plc | Form 10-Q | 32

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. In the second quarter of fiscal 2019, North America, South America and Asia remained flat and production in China and Europe experienced decreases. During the first six months of fiscal 2019, North America and Asia experienced growth while South America, Europe and China experienced decreased production levels.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended March 31,			Six Months Ended March 31,
(units in millions)	2019	Change	2018	2019	Change	2018
Global	22.7	-4.6%	23.8	46.2	-4.9%	48.6
North America	4.4	—%	4.4	8.5	1.2%	8.4
South America	0.8	—%	0.8	1.6	-5.9%	1.7
Europe	5.8	-4.9%	6.1	11.5	-5.0%	12.1
China	6.0	-11.8%	6.8	13.1	-13.8%	15.2
Asia, excluding China, and Other	5.7	—%	5.7	11.5	2.7%	11.2

Source: IHS Automotive, March 2019

Financial Results Summary
Significant aspects of Adient's financial results for the three and six months ended of fiscal 2019 include the following:

•
Adient recorded net sales of $4,228 million for the second quarter of fiscal 2019, representing a decrease of $368 million when compared to the second quarter of fiscal 2018. The decrease in net sales is primarily due to the unfavorable foreign currency impact and lower volumes primarily in EMEA and Asia. Adient recorded net sales of $8,386 million for the first six months of fiscal 2019, representing a decrease of $414 million when compared to the first six months of fiscal 2018. The decrease in net sales is primarily due to the unfavorable foreign currency impact and lower volumes in EMEA and Asia, partially offset by higher volumes in the Americas.

•
Gross profit was $197 million, or 4.7% of net sales for the second quarter of fiscal 2019 compared to $282 million, or 6.1% of net sales for the second quarter of fiscal 2018. Gross profit was $377 million, or 4.5% of net sales for the first six months of fiscal 2019 compared to $483 million, or 5.5% of net sales for the first six months of fiscal 2018. Profitability, including gross profit as a percentage of net sales, was lower primarily due to ongoing business performance issues in the Americas and EMEA.

•
Equity income was $62 million for the second quarter of fiscal 2019, which compared to equity income of $85 million for the second quarter of fiscal 2018. Equity income was $145 million for the first six months of fiscal 2019, compared to equity income of $181 million for the first six months of fiscal 2018. These decreases were primarily attributable to overall lower sales within certain China affiliates along with ongoing operating performance issues at YFAI.

•
Net loss attributable to Adient was $149 million for the second quarter of fiscal 2019, compared to $168 million of net loss attributable to Adient for the second quarter of fiscal 2018. The net loss in the second quarter of fiscal 2019 is primarily attributable to the $64 million net-of-tax long-lived asset impairment charge, the net $43 million income tax charge to establish a valuation allowance in Poland, overall lower levels of profitability and lower equity income, partially offset by lower levels of administrative costs. Net loss attributable to Adient was $166 million for the first six months of fiscal 2019, compared to $384 million of net loss attributable to Adient for the first six months of fiscal 2018. The year over year decrease in net loss attributable to Adient is primarily attributable to higher one-time costs in the prior year related to goodwill impairment ($279 million, net of tax) and the impact of the 2018 U.S. tax reform legislation ($258 million).

Adient plc | Form 10-Q | 33

Consolidated Results of Operations

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	Change	2018	2019	Change	2018
Net sales	$4,228	-8%	$4,596	$8,386	-5%	$8,800
Cost of sales	4,031	-7%	4,314	8,009	-4%	8,317
Gross profit	197	-30%	282	377	-22%	483
Selling, general and administrative expenses	168	-13%	193	346	-11%	389
Restructuring and impairment costs	113	-64%	315	144	-54%	315
Equity income (loss)	62	-27%	85	145	-20%	181
Earnings (loss) before interest and income taxes	(22)	-84%	(141)	32	*	(40)
Net financing charges	40	8%	37	75	7%	70
Other pension expense (income)	—	*	(7)	(2)	-75%	(8)
Income (loss) before income taxes	(62)	-64%	(171)	(41)	-60%	(102)
Income tax provision (benefit)	64	*	(28)	74	-69%	237
Net income (loss)	(126)	-12%	(143)	(115)	-66%	(339)
Income (loss) attributable to noncontrolling interests	23	-8%	25	51	13%	45
Net income (loss) attributable to Adient	$(149)	-11%	$(168)	$(166)	-57%	$(384)

* Measure not meaningful
Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	Change	2018	2019	Change	2018
Net sales	$4,228	-8%	$4,596	$8,386	-5%	$8,800
Net sales decreased by $368 million, or 8%, in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018 primarily due to an unfavorable foreign currency impact of $200 million, and lower volumes in all regions although primarily in EMEA and Asia in line with broader automotive industry trends. Refer to the segment analysis below for a discussion of segment net sales.
Net sales decreased by $414 million, or 5%, in the first six months of fiscal 2019 as compared to the first six months of fiscal 2018 primarily due to the unfavorable foreign currency impact of $294 million and lower volumes in EMEA and Asia, partially offset by higher volumes in the Americas, in line with broader automotive industry trends. Refer to the segment analysis below for a discussion of segment net sales.
Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	Change	2018	2019	Change	2018
Cost of sales	$4,031	-7%	$4,314	$8,009	-4%	$8,317
Gross profit	$197	-30%	$282	$377	-22%	$483
% of sales	4.7%		6.1%	4.5%		5.5%
Cost of sales decreased by $283 million, or 7%, and gross profit decreased by $85 million, or 30%, in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018. Cost of sales was impacted favorably by the impact of foreign currency ($175 million), a reduction in depreciation expense ($20 million), prior year Becoming Adient costs ($15 million) and volume decreases, partially offset by continued business performance issues related to launch inefficiencies within the Americas and EMEA, along with higher freight and higher operational waste. These ongoing performance issues also resulted in a year-over-year decline of gross profit as a percentage of net sales. Refer to the segment analysis below for a discussion of segment profitability.

Adient plc | Form 10-Q | 34

Cost of sales decreased by $308 million, or 4%, and gross profit decreased by $106 million, or 22%, in the first six months of fiscal 2019 as compared to the first six months of fiscal 2018. Cost of sales was impacted favorably by the impact of foreign currency ($259 million), a reduction in depreciation expense ($45 million), prior year Becoming Adient costs ($28 million) and volume decreases, partially offset by continued business performance issues related to launch inefficiencies within the Americas and EMEA, along with higher freight and higher operational waste. These ongoing performance issues also resulted in a year-over-year decline of gross profit as a percentage of net sales. Refer to the segment analysis below for a discussion of segment profitability.
Selling, General and Administrative Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	Change	2018	2019	Change	2018
Selling, general and administrative expenses	$168	-13%	$193	$346	-11%	$389
% of sales	4.0%		4.2%	4.1%		4.4%
Selling, general and administrative expenses (SG&A) decreased by $25 million in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018. SG&A was favorably impacted by lower net engineering costs ($10 million), prior year Becoming Adient costs ($4 million), favorability in equity based compensation ($9 million), lower depreciation expense ($5 million) and a favorable impact of foreign currency ($7 million), partially offset by reestablishing certain discretionary spending, primarily incentive compensation, in the current year. Refer to the segment analysis below for a discussion of segment profitability.
Selling, general and administrative expenses (SG&A) decreased by $43 million in the first six months of fiscal 2019 as compared to the first six months of fiscal 2018. SG&A was favorably impacted by lower net engineering costs ($31 million), prior year Becoming Adient costs ($10 million), favorability in equity based compensation ($12 million), lower depreciation expense ($11 million) and a favorable impact of foreign currency ($11 million), partially offset by reestablishing certain discretionary spending, primarily incentive compensation, in the current year. Refer to the segment analysis below for a discussion of segment profitability.
Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	Change	2018	2019	Change	2018
Restructuring and impairment costs	$113	-64%	$315	$144	-54%	$315
The decrease in restructuring and impairment costs in both the second quarter and first six months of fiscal 2019 as compared to the same periods in the previous year were primarily due to the prior year $299 million goodwill impairment charge associated with the former SS&M segment, partially offset by the three and six month current year net restructuring charges ($47 million and $72 million, respectively) and the net-of-tax long lived asset impairment charge of $64 million. Refer to Note 12, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans and recent impairment charges.
Equity Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	Change	2018	2019	Change	2018
Equity income (loss)	$62	-27%	$85	$145	-20%	$181
Equity income was $62 million for the second quarter of fiscal 2019, which is $23 million lower compared to the second quarter of fiscal 2018. The decrease was primarily attributable to overall lower sales within Adient's China affiliates along with ongoing operating performance issues at YFAI and the unfavorable impact of foreign currency translation of $5 million.
Equity income was $145 million for the first six months of fiscal 2019, which is $36 million lower compared to the first six months of fiscal 2018. The decrease was primarily attributable to overall lower sales within Adient's China affiliates along with ongoing operating performance issues at YFAI and the unfavorable impact of foreign currency translation of $10 million.

Adient plc | Form 10-Q | 35

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	Change	2018	2019	Change	2018
Net financing charges	$40	8%	$37	$75	7%	$70
Net financing charges increased in the second quarter and first six months of fiscal 2019 as compared to the same periods in 2018 due to higher average interest rates in applicable periods on similar levels of outstanding debt. Refer to Note 7, "Debt and Financing Arrangements" of the notes to the consolidated financial statements for information related to the components of Adient's net financing charges.
Other Pension Expense (Income)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	Change	2018	2019	Change	2018
Other pension expense (income)	$—	*	$(7)	$(2)	-75%	$(8)

* Measure not meaningful
Other pension expense (income) consists of non-service components of Adient's net periodic pension costs. Refer to Note 11, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.
Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	Change	2018	2019	Change	2018
Income tax provision (benefit)	$64	*	$(28)	$74	-69%	$237

* Measure not meaningful
The second quarter of fiscal 2019 income tax expense of $64 million primarily resulted from a net income tax charge of $43 million to establish a valuation allowance in Poland and the impact of recognizing no tax benefits for losses in jurisdictions with valuation allowances.
The first six months of fiscal 2019 income tax expense of $74 million resulted primarily from establishing the Poland valuation allowance and the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances, partially offset by a tax rate change at a consolidated affiliate in China. The year over year decrease in income tax expense is primarily attributable to the prior year tax charge of $258 million related to the impact of the 2018 U.S. tax reform legislation.
Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	Change	2018	2019	Change	2018
Income (loss) attributable to noncontrolling interests	$23	-8%	$25	$51	13%	$45
The decrease in income attributable to noncontrolling interests for the second quarter of fiscal 2019 when compared to the same period in the prior year was primarily attributable to lower income resulting from lower volumes at certain EMEA affiliates, partially offset by higher income at certain Americas and Asia affiliates.
The increase in income attributable to noncontrolling interests for the first six months of fiscal 2019 when compared to the same period in the prior year was primarily attributable to higher income resulting from higher volumes at certain Americas and Asia affiliates, partially offset by lower income at certain EMEA affiliates.

Adient plc | Form 10-Q | 36

Net Income (Loss) Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	Change	2018	2019	Change	2018
Net income (loss) attributable to Adient	$(149)	-11%	$(168)	$(166)	-57%	$(384)
Net loss attributable to Adient was $149 million for the second quarter of fiscal 2019 compared to $168 million of net loss attributable to Adient for the second quarter of fiscal 2018. The net loss in the second quarter of fiscal 2019 is primarily attributable to the $64 million to the net-of-tax long-lived asset impairment charge, the net $43 million income tax charge to establish a valuation allowance in Poland, overall lower levels of profitability and lower equity income, partially offset by lower levels of administrative costs.
Net loss attributable to Adient was $166 million for the first six months of fiscal 2019 compared to $384 million of net loss attributable to Adient for the first six months of fiscal 2018. The year over year decrease in net loss attributable to Adient is primarily attributable to higher one-time costs in the prior year related to goodwill impairment ($279 million, net of tax) and the impact of the 2018 U.S. tax reform legislation ($258 million).
Comprehensive Income Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	Change	2018	2019	Change	2018
Comprehensive income (loss) attributable to Adient	$(110)	*	$(26)	$(114)	-37%	$(181)

* Measure not meaningful
Comprehensive loss attributable to Adient was $110 million for the second quarter of fiscal 2019 compared to comprehensive loss attributable to Adient for the second quarter of fiscal 2018 of $26 million. The increase in comprehensive loss attributable to Adient for the second quarter of fiscal 2019 was primarily due to reduced comprehensive income resulting from foreign currency translation adjustments ($103 million) which was primarily driven by weaker Chinese yuan against the U.S. dollar. This was partially offset by reduced net loss attributable to Adient ($19 million).
Comprehensive loss attributable to Adient was $114 million for the first six months of fiscal 2019 compared to comprehensive loss attributable to Adient for the first six months of fiscal 2018 of $181 million. The decrease in comprehensive loss attributable to Adient for the first six months of fiscal 2019 was primarily due to reduced net losses attributable to Adient of $218 million offset by unfavorable year-over-year impact of foreign currency ($162 million). The year-over-year unfavorable foreign currency impact was primarily driven by the weakening of the Chinese yuan against the U.S. dollar.

Adient plc | Form 10-Q | 37

Segment Analysis
During the second quarter of fiscal 2019, Adient realigned certain of its organizational structure to manage its business primarily on a geographic basis, resulting in a change to reportable segments. Prior period segment information has been recast to align with this change in organizational structure and the updated definition of corporate-related costs. Pursuant to this change, Adient now operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").

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

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018	2019	2018
Net Sales
Americas	$1,915	$1,941	$3,850	$3,727
EMEA	1,778	2,056	3,418	3,909
Asia	599	690	1,249	1,338
Eliminations	(64)	(91)	(131)	(174)
Total net sales	$4,228	$4,596	$8,386	$8,800

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018 (1)	2019	2018 (1)
Adjusted EBITDA
Americas	$34	$98	$77	$133
EMEA	59	130	61	212
Asia	123	157	277	333
Corporate-related costs (2)	(25)	(23)	(48)	(50)
Becoming Adient costs (3)	—	(19)	—	(38)
Restructuring and impairment costs (4)	(113)	(315)	(144)	(315)
Purchase accounting amortization (5)	(10)	(18)	(20)	(35)
Restructuring related charges (6)	(14)	(12)	(23)	(23)
Stock based compensation (7)	(2)	(12)	(8)	(22)
Depreciation (8)	(72)	(99)	(137)	(193)
Other items (9)	(2)	(28)	(3)	(42)
Earnings (loss) before interest and income taxes	(22)	(141)	32	(40)
Net financing charges	(40)	(37)	(75)	(70)
Other pension income	—	7	2	8
Income (loss) before income taxes	$(62)	$(171)	$(41)	$(102)

Adient plc | Form 10-Q | 38

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

(2) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and finance.

(3) Reflects incremental expenses associated with becoming an independent company. Includes non-cash costs of $5 million and $11 million in the three and six months ended March 31, 2018, respectively.

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

(7) For the six months ended March 31, 2018, stock based compensation excludes $8 million, which is included in Becoming Adient costs discussed above.

(8) For the six months ended March 31, 2018, depreciation excludes $4 million, which is included in restructuring related charges discussed above.

(9) The three and six months ended March 31, 2019 reflects $2 million and $3 million of Futuris integration costs, respectively. The three months ended March 31, 2018 includes $7 million of Futuris integration costs, $8 million of prior period adjustments, $7 million of non-recurring consulting fees related to the former SS&M segment. The six months ended March 31, 2018 also includes $8 million for the U.S tax reform impact at YFAI and $6 million of integration-related costs associated with Futuris. In addition, for both the three and six months ended March 31, 2018, $6 million of other non-recurring income that was reclassified to other pension income upon adoption of ASU 2017-07.

Americas

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	Change	2018	2019	Change	2018
Net sales	$1,915	-1%	$1,941	$3,850	3%	$3,727
Adjusted EBITDA	$34	-65%	$98	$77	-42%	$133

Net sales decreased during the second quarter of fiscal 2019 by $26 million due to the unfavorable impact of foreign currency ($17 million) and lower volumes ($14 million) in North America, partially offset by net pricing, including material economics recoveries ($5 million). The volume decrease related to lower sales in all jurisdictions in the Americas.

Adjusted EBITDA decreased during the second quarter of fiscal 2019 by $64 million due to lower volumes and product mix ($24 million), increased freight and operational performance issues ($25 million), higher administrative and engineering expenses ($12 million), material economics, net of recoveries ($4 million), the unfavorable impact of foreign currency ($4 million) and lower equity income ($1 million), partially offset by the favorable impact of net material and pricing adjustments ($6 million).
Net sales increased during the first six months of fiscal 2019 by $123 million due to higher volumes ($145 million) and net favorable pricing, including material economic recoveries ($14 million), partially offset by the unfavorable impact of foreign currency ($36 million). The volume increase related to higher sales in both North and South Americas.

Adient plc | Form 10-Q | 39

Adjusted EBITDA decreased during the first six months of fiscal 2019 by $56 million due to increased freight and operational performance ($28 million), higher administrative and engineering expenses ($14 million), unfavorable product mix ($8 million), the unfavorable impact of foreign currency ($5 million), unfavorable material economics, net of recoveries ($3 million) and lower equity income ($2 million), partially offset by the favorable impact of net material and pricing adjustments ($4 million).

EMEA

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	Change	2018	2019	Change	2018
Net sales	$1,778	-14%	$2,056	$3,418	-13%	$3,909
Adjusted EBITDA	$59	-55%	$130	$61	-71%	$212
Net sales decreased during the second quarter of fiscal 2019 by $278 million due to the unfavorable impact of foreign currency ($168 million) and lower volumes ($110 million). The volume decreases were driven by overall market declines.
Adjusted EBITDA decreased during the second quarter of fiscal 2019 by $71 million due to increased freight and operational performance issues ($40 million), the unfavorable impact of foreign currency ($17 million), lower volumes ($17 million), unfavorable material economics, net of recoveries ($2 million) and lower equity income ($1 million), partially offset by the favorable impact of net material and pricing adjustments ($6 million).
Net sales decreased during the first six months of fiscal 2019 by $491 million due to lower volumes ($242 million), the unfavorable impact of foreign currency ($233 million) and unfavorable net pricing, including material economics recoveries ($16 million). The volume decrease related to lower sales in all jurisdictions in EMEA.
Adjusted EBITDA decreased during the first six months of fiscal 2019 by $151 million due to increased freight and operational performance issues ($84 million), lower volumes ($36 million), the unfavorable impact of foreign currency ($22 million), the unfavorable impact of net material and pricing adjustments ($3 million), higher administrative and engineering expenses ($3 million), unfavorable material economics, net of recoveries ($2 million) and lower equity income ($1 million).
Asia

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	Change	2018	2019	Change	2018
Net sales	$599	-13%	$690	$1,249	-7%	$1,338
Adjusted EBITDA	$123	-22%	$157	$277	-17%	$333
Net sales decreased during the second quarter of fiscal 2019 by $91 million due to lower volumes ($63 million) and the unfavorable impact of foreign currency ($23 million) and unfavorable net pricing adjustments, including material economic recoveries ($5 million). The volume decreases were driven by overall market declines.
Adjusted EBITDA decreased during the second quarter of fiscal 2019 by $34 million due to lower equity income caused primarily by the slowdown in Chinese auto production ($23 million), the unfavorable impact of foreign currency ($5 million), lower volumes ($2 million) and operational performance issues ($8 million), partially offset by lower administration and engineering costs ($2 million), the favorable impact of net materials and pricing adjustments ($1 million)and favorable material economics, net of recoveries ($1 million).
Net sales decreased during the first six months of fiscal 2019 by $89 million due to lower volumes ($46 million), the unfavorable impact of foreign currency ($37 million) and unfavorable net pricing adjustments, including material economic recoveries ($6 million). The volume decrease related to lower sales in all jurisdictions in Asia.
Adjusted EBITDA decreased during the first six months of fiscal 2019 by $56 million due to lower equity income caused primarily by the slowdown in Chinese auto production ($43 million), the unfavorable impact of foreign currency ($11 million), operational performance issues ($12 million), unfavorable material economics, net of recoveries ($2 million) and lower volumes ($1 million), partially offset by the favorable impact of materials and pricing adjustments ($10 million) and lower administrative and engineering costs ($3 million).

Adient plc | Form 10-Q | 40

Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Adient's principal sources of liquidity are the revolving credit facility and other debt issuances, and existing cash balances. Funding also previously came from the former Parent through October 31, 2016 and as part of the separation agreement. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be somewhat volatile. Adient had cash and cash equivalents of $491 million and $687 million as of March 31, 2019 and September 30, 2018, respectively. On May 6, 2019 (the “Refinancing Date”), certain of Adient's subsidiaries entered into a new asset-based revolving credit facility (the “ABL Credit Facility”), which provides for $1.25 billion of commitments, subject to borrowing base capacity. See below and refer to Note 7, "Debt and Financing Arrangements," of the notes to consolidated financial statements for discussion of financing arrangements. Following the first quarter of fiscal 2019 dividend payout, Adient has suspended future dividends.

Indebtedness

The Original Credit Facilities include commitments for a $1.5 billion revolving credit facility (undrawn at March 31, 2019 and September 30, 2018) and a $1.5 billion Term Loan A facility (which was fully drawn during the fourth quarter of fiscal 2016). The Original Credit Facilities mature in July 2021. Until the Term Loan A facility maturity date, amortization of the funded Term Loan A is required in an amount per quarter equal to 1.25% of the original principal amount prior to July 27, 2019 and 2.5% in each quarter thereafter prior to final maturity. The Term Loan A facility also requires mandatory prepayments in connection with certain non-ordinary course asset sales and insurance recovery and condemnation events, among other things, and subject in each case to certain significant exceptions.

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

On May 6, 2019 (the “Refinancing Date”), Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries entered into a new asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the New Term Loan Credit Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries.

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, entered into a new term loan credit agreement (the “New Term Loan Credit Agreement”) on the Refinancing Date providing for a 5-year $800 million senior secured term loan facility that was fully drawn on closing. The New Term Loan Credit Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity on May 6, 2024. Interest on the New Term Loan Credit Agreement accrues at the Eurodollar rate plus an applicable margin equal to 4.25% (with one 0.25% step down based on achievement of a specific secured net leverage level starting with the fiscal quarter ending December 31, 2019). The New Term Loan Credit Agreement also permits Adient to incur incremental term loans in an

Adient plc | Form 10-Q | 41

aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions.

Finally, on the Refinancing Date, Adient US entered into an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes (the “Notes”). The Notes mature on May 15, 2026 and bear interest at a rate of 7.00% per annum. Interest on the Notes is payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019.

The proceeds from the transactions described above were used to repay the outstanding indebtedness and terminate commitments under Adient’s existing credit agreement, which was scheduled to mature in July 2021. In addition, certain proceeds were used (i) to pay related premiums, fees and expenses in connection with the refinancing and entering into and funding of the new credit facilities and (ii) for working capital and other general corporate purposes.

The ABL Credit Agreement, New Term Loan Credit Agreement and the Indenture contain covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay dividends or make other distributions on, or repurchase or redeem, Adient’s capital stock or certain other debt; make other restricted payments; and consolidate or merge with, or convey, transfer or lease all or substantially all of Adient’s and its restricted subsidiaries’ assets, to another person. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

Sources of Cash Flows

	Six Months Ended March 31,
(in millions)	2019	2018
Cash provided (used) by operating activities	$40	$(150)
Cash provided (used) by investing activities	(190)	(269)
Cash provided (used) by financing activities	(49)	45
Capital expenditures	(252)	(266)
Operating Cash Flows: Cash flows from operating activities increased year over year due to the reduced net loss attributable to Adient and overall favorable changes to working capital.

Investing Cash Flows: The decrease in cash used by investing activities is primarily attributable to higher proceeds from sales of assets including the Detroit, Michigan properties and remaining airplane for approximately $35 million, and overall lower levels of capital expenditures.

Financing Cash Flows: The increase in cash used by financing activities is primarily attributable prior year increases in short term debt and higher levels of dividends paid to non-controlling interest in the current year, partially offset by lower amounts of cash dividends and the current year contribution of $28 million by Adient's JV partner as part of the formation of a consolidated joint venture.

Capital expenditures: Capital expenditures decreased year over year based on timing of program spend on product launches.

Working capital

(in millions)	March 31, 2019	September 30, 2018
Current assets	$3,926	$4,309
Current liabilities	4,004	4,192
Working capital	$(78)	$117

The decrease in working capital of $195 million is primarily attributable to lower levels of cash, accounts receivable and other current assets along with higher incentive compensation accruals as of March 31, 2019 offset by lower levels of accounts payable.

Adient plc | Form 10-Q | 42

Restructuring and Impairment Costs
Adient committed to a restructuring plan in fiscal 2019 to drive cost efficiencies and to balance our global production against demand and recorded $80 million of restructuring costs in the consolidated statement of income, that was offset by $8 million of underspend in prior years. Of the restructuring costs recorded, $61 million relates to the EMEA segment, $13 million relates to the Americas segment and $6 million relates to the Asia segment. The costs consist primarily of workforce reductions. The restructuring actions are expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $67 million at March 31, 2019 is expected to be paid in cash.
Adient committed to a restructuring plan in fiscal 2018 to drive cost efficiencies and to balance our global production against demand and recorded $71 million of restructuring costs in the consolidated statement of income, that was offset by $20 million of underspend in the 2016 Plan and $7 million of underspend related to other plan years. Of the restructuring costs recorded, $52 million relates to the EMEA segment, $10 million relates to the Asia segment and $9 million relates to the Americas segment. The costs consist primarily of workforce reductions and plant closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2018 restructuring plan will reduce annual operating costs by approximately $65 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 55% will result in net savings. The restructuring actions are expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $30 million at March 31, 2019 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2017 to drive cost efficiencies and to balance our global production against demand and recorded $46 million of restructuring and impairment costs in the consolidated statement of income. Of the restructuring costs recorded, $34 million relates to the EMEA segment, $7 million relates to the Americas segment and $5 million relates to the Asia segment. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and plant closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2017 restructuring plan will reduce annual operating costs by approximately $40 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 55%-60% will result in net savings. Adient partially achieved these savings in fiscal years 2017 and 2018. The restructuring actions are expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $3 million at March 31, 2019 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2016 (the "2016 Plan") to drive cost efficiencies and to balance our global production against demand and recorded $332 million of restructuring and impairment costs in the consolidated statement of income. Of the restructuring and impairment costs recorded, $298 million relates to the EMEA segment, $32 million relates to the Americas segment and $2 million relates to the Asia segment. The costs consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2016 restructuring plan will reduce annual operating costs by approximately $150 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense, of which approximately 70%-75% will result in net savings. Adient partially achieved these savings in fiscal years 2016 through 2018, with the full benefit expected in fiscal 2019. The restructuring actions are expected to be substantially complete in fiscal 2021. The restructuring plan reserve balance of $36 million at March 31, 2019 is expected to be paid in cash.

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

Adient plc | Form 10-Q | 43

Critical Accounting Estimates and Policies
See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the year ended September 30, 2018, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three and six months ended March 31, 2019, except as follows.
Impairment of Goodwill, Other Long-lived Assets and Investments in Partially Owned Affiliates
As a result of the goodwill impairment assessment in the second quarter of fiscal 2019, the Americas reporting unit, which was allocated $642 million of goodwill as of March 31, 2019 maintains an excess of fair value over its carrying value of 1%. The fair value of the Americas reporting unit was derived using discounted cash flows and a discount rate of 17.5%. To the extent discount rates increase, long-term growth rates are not achieved and/or actual cash flows in the future are lower than the forecasted cash flows used in the second quarter of fiscal 2019 impairment assessment, the goodwill allocated to Americas could be determined to be impaired which could have a material impact on Adient's results of operations. See Note 5, "Goodwill and Other Intangible Assets," of the notes to the Consolidated Financial Statements for more information on the goodwill impairment assessment performed during the second quarter of fiscal 2019.

New Accounting Pronouncements
See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2019, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the year ended September 30, 2018.

Adient plc | Form 10-Q | 44

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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three and six months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Equity Securities

There was no share repurchase activity during the three months ended March 31, 2019.

Adient plc | Form 10-Q | 45

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Adient plc | Form 10-Q | 46

Item 6.	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Title
4.1
Indenture, dated as of May 6, 2019, among Adient US LLC, the guarantors party thereto from time to time and U.S. Bank National Association, as Trustee and Collateral Agent, relating to the $800.0 million aggregate principal amount of 7.00% senior first lien notes due 2026 (the “Indenture”) (incorporated by reference to Exhibit 4.1 to Adient plc’s Current Report on Form 8-K filed on May 6, 2019).

4.2
Supplemental Indenture, dated as of May 6, 2019, among Adient Fabrics Spain, S.A.U., Michel Thierry Unit Components, S.L.U., Adient Seating Holding Spain, S.L.U., Adient Seating Spain, S.L.U., Adient Automotive, S.L.U., Adient Real Estate Holding Spain, S.L.U. and U.S. Bank National Association, relating to the Indenture (incorporated by reference to Exhibit 4.2 to Adient plc’s Current Report on Form 8-K filed on May 6, 2019).

10.1
Second Amendment to the Credit Agreement, dated as of February  6, 2019, among Adient Global Holdings Ltd, Adient US LLC, the guarantors, the lenders party thereto, and JPMorgan Chase, N.A., as agent for the lenders from time to time party to the Credit Agreement (incorporated by reference to Exhibit 4.1 to Adient plc’s Current Report on Form 8-K filed on February 7, 2019).

10.2
Separation and Release of Claims Agreement by and among Adient US LLC and Byron S. Foster, dated March 5, 2019 (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on March 8, 2019).

10.3
Term Loan Credit Agreement, dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on May 6, 2019).

10.4
Revolving Credit Agreement, dated as of May 6, 2019, among Adient US LLC, the other borrower subsidiaries party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed on May 6, 2019).

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

Adient plc | Form 10-Q | 47

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	May 9, 2019

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	May 9, 2019

Adient plc | Form 10-Q | 48