Form 10-K/A
period 2018-09-30
Adient plc
filed 2019-06-24
CIK 1670541

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

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to its 2019 annual general meeting of shareholders held on March 11, 2019 (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement was filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2018, originally filed on November 29, 2018 (the “Original 10-K”), of Adient plc (“Adient”). Adient is filing this Amendment to amend Item 15 of the Original 10-K to include the separate financial statements of Yanfeng Adient Seating Co, Ltd. (“YFAS”) as required by Rule 3-09 of Regulation S-X because YFAS was deemed significant to Adient under Rule 3-09 of Regulation S-X (the “Rule 3-09 financial statements”). The Rule 3-09 financial statements were not included in the Original 10-K because, as previously disclosed, YFAS’s fiscal year ended on December 31, 2018, after the date of the filing of the Original 10-K. The Rule 3-09 financial statements include consolidated balance sheets of YFAS as of December 31, 2018, 2017 and 2016 and the related consolidated income statements, changes in owners’ equity, and cash flows for each of the three years in the period ended December 31, 2018. In accordance with Rule 3-09 of Regulation S-X, only the financial statements as of and for the years ended December 31, 2018 and December 31, 2016 are required to be audited. The Rule 3-09 financial statements as of and for the year ended December 31, 2017 are unaudited. The Rule 3-09 financial statements were prepared and provided to Adient by YFAS.

This Amendment should be read in conjunction with the Original 10-K. The Original 10-K has not been amended or updated to reflect events occurring after November 29, 2018, except as specifically set forth in this Amendment.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

ADIENT AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

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

(3)	Exhibits required by Item 601 of Regulation S-K

EXHIBIT INDEX

Exhibit No.	Exhibit Title

2.1	Separation and Distribution Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)).#

3.1	Memorandum of Association and Amended and Restated Articles of Association of Adient (incorporated by reference to Exhibit 3.1 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).

4.1	Indenture, dated as of August 19, 2016, between Adient Global Holdings Ltd and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)).

4.2	Indenture, dated as of August 19, 2016, among Adient Global Holdings Ltd, U.S. Bank National Association, Elavon Financial Services DAC, UK Branch, and Elavon Financial Services DAC (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)).

4.3	Guarantor Supplemental Indenture to the Euro Notes Indenture, dated as of October 14, 2016, by and among Adient Global Holdings Limited, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Limited party thereto (incorporated by reference to Exhibit 4.1 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).

4.4	Guarantor Supplemental Indenture to the Dollar Notes Indenture, dated as of October 14, 2016, by and among Adient Global Holdings Limited, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Limited party thereto (incorporated by reference to Exhibit 4.2 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).

4.5	Guarantor Supplemental Indenture to the Euro Notes Indenture, dated as of October 31, 2016, by and among Adient plc, Adient Global Holdings Limited, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Limited party thereto (incorporated by reference to Exhibit 4.3 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).

4.6	Guarantor Supplemental Indenture to the Dollar Notes Indenture, dated as of October 31, 2016, by and among Adient plc, Adient Global Holdings Limited, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Limited party thereto (incorporated by reference to Exhibit 4.4 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).

4.7	Guarantor Supplemental Indenture to the Euro Notes Indenture, dated as of June 19, 2017, by and among Adient Global Holdings Ltd, Adient Global Holdings S.à r.l., Adient Global Holdings Luxembourg S.à r.l., Adient Holding Ireland Limited and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Adient plc’s Quarterly Report on Form 10-Q filed May 7, 2018 (File No. 1-37757)).

4.8	Guarantor Supplemental Indenture to the Dollar Notes Indenture, dated as of June 19, 2017, by and among Adient Global Holdings Ltd, Adient Global Holdings S.à r.l., Adient Global Holdings Luxembourg S.à r.l., Adient Holding Ireland Limited and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Adient plc’s Quarterly Report on Form 10-Q filed May 7, 2018 (File No. 1-37757)).

4.9	Fourth Supplemental Indenture to the Euro Notes Indenture, dated as of January 29, 2018, by and among Adient Global Holdings Ltd, Adient Ltd, Adient UK Global Financing Ltd and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Adient plc’s Quarterly Report on Form 10-Q filed May 7, 2018 (File No. 1-37757)).

4.10	Fourth Supplemental Indenture to the Dollar Notes Indenture, dated as of January 29, 2018, by and among Adient Global Holdings Ltd, Adient Ltd, Adient UK Global Financing Ltd and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Adient plc’s Quarterly Report on Form 10-Q filed May 7, 2018 (File No. 1-37757)).

4.11	Guarantor Supplemental Indenture to the Euro Notes Indenture, dated as of March 20, 2018, by and among Adient Global Holdings Ltd, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Ltd party thereto (incorporated by reference to Exhibit 4.5 to Adient plc’s Quarterly Report on Form 10-Q filed May 7, 2018 (File No. 1-37757)).

4.12	Guarantor Supplemental Indenture to the Dollar Notes Indenture, dated as of March 20, 2018, by and among Adient Global Holdings Ltd, U.S. Bank National Association, as Trustee, and certain subsidiaries of Adient Global Holdings Ltd party thereto (incorporated by reference to Exhibit 4.6 to Adient plc’s Quarterly Report on Form 10-Q filed May 7, 2018 (File No. 1-37757)).

4.13	Indenture, dated as of May 6, 2019, among Adient US LLC, the guarantors party thereto from time to time and U.S. Bank National Association, as Trustee and Collateral Agent, relating to the $800.0 million aggregate principal amount of 7.00% senior first lien notes due 2026 (the “Indenture”) (incorporated by reference to Exhibit 4.1 to Adient plc’s Current Report on Form 8-K filed on May 6, 2019). (File No. 1-37757)).

4.14	Supplemental Indenture, dated as of May 6, 2019, among Adient Fabrics Spain, S.A.U., Michel Thierry Unit Components, S.L.U., Adient Seating Holding Spain, S.L.U., Adient Seating Spain, S.L.U., Adient Automotive, S.L.U., Adient Real Estate Holding Spain, S.L.U. and U.S. Bank National Association, relating to the Indenture (incorporated by reference to Exhibit 4.2 to Adient plc’s Current Report on Form 8-K filed on May 6, 2019). (File No. 1-37757)).

10.1	Transition Services Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited, as amended October 31, 2016 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).

10.2	Tax Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited, as amended October 31, 2016 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).

10.3	Employee Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)).

10.4	Transitional Trademark License Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)).

10.5	Form of Indemnification Agreement (Ireland) with individual directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).

10.6	Form of Indemnification Agreement (US) with individual directors and officers (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).

10.7	Joint Venture Contract, dated October 22, 1997, between Shanghai Yanfeng Automotive Trim Company, Ltd. and Johnson Controls International, Inc., as amended (incorporated by reference to Exhibit 10.7 of Adient plc’s Registration Statement on Form 10 filed April 27, 2016 (File No. 1-37757)).

10.8	Credit Agreement, dated as of July 27, 2016, among Adient Global Holdings Ltd, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to Adient plc’s Registration Statement on Form 10 filed July 28, 2016 (File No. 1-37757)).

10.9	First Amendment to the Credit Agreement, dated as of November 6, 2018, among Adient Global Holdings Ltd, Adient US LLC, the guarantors, the lenders party thereto, and JPMorgan Chase, N.A., as agent for the lenders from time to time party to the Credit Agreement. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed November 9, 2018 (File No. 1-37757)).

10.10	Adient plc 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to Adient plc’s Registration Statement on Form S-8 filed October 28, 2016 (File No. 1-37757)).*

10.11	Form of Adient plc Restricted Shares or Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).*

10.12	Form of Adient plc Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).*

10.13	Adient plc 2016 Director Share Plan (incorporated by reference to Exhibit 4.2 to Adient plc’s Registration Statement on Form S-8 filed October 28, 2016 (File No. 1-37757)).*

10.14	Adient US LLC Retirement Restoration Plan, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed January 13, 2017 (File No. 1-37757)).*

10.15	Adient US LLC Executive Deferred Compensation Plan, as amended and restated March 12, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2018 (File No. 1-37757)).*

10.16	Adient plc Executive Compensation Incentive Recoupment Policy (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).*

10.17	Employment Agreement, dated January 17, 2008, between Johnson Controls, Inc. and R. Bruce McDonald (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to Adient plc’s Registration Statement on Form 10 filed August 16, 2016 (File No. 1-37757)).*

10.18	Change of Control Employment Agreement, dated September 25, 2012, between Johnson Controls, Inc. and R. Bruce McDonald (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Adient plc’s Registration Statement on Form 10 filed August 16, 2016 (File No. 1-37757)).*

10.19	Adient plc Flexible Perquisites Program (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).*

10.20	Adient plc Compensation Summary and Ownership Guidelines for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).*

10.21	Adient plc Non-Employee Directors Compensation Summary and Ownership Guidelines, as amended and restated effective as of October 1, 2018 (incorporated by reference to Exhibit 10.21 to Adient plc’s Annual Report on Form 10-K filed November 29, 2018 (File No. 1-37757)).*

10.22	Form of Key Executive Severance and Change of Control Agreement by and among Adient plc, Adient US LLC and the following executive officers: R. Bruce McDonald, Jeffrey M. Stafeil, Neil E. Marchuk, Byron S. Foster, Eric S. Mitchell and Cathleen A. Ebacher (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed January 20, 2017 (File No. 1-37757)).*

10.23	Offer Letter, dated October 29, 2016, entered into between Johnson Controls, Inc. and Neil E. Marchuk (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed February 8, 2017 (File No. 1-37757)).*

10.24	Form of Adient plc Performance Unit Award agreement (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed September 29, 2017 (File No. 1-37757)).*

10.25	Form of Adient plc Restricted Shares or Restricted Share Unit Award agreement (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed September 29, 2017 (File No. 1-37757)).*

10.26	Agreement, dated as of May 18, 2018, by and between Adient plc and Blue Harbour Group, L.P. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed May 18, 2018 (File No. 1-37757)).

10.27	Retirement Agreement, dated as of June 10, 2018, by and among R. Bruce McDonald, Adient plc and Adient US LLC (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed June 11, 2018 (File No. 1-37757)).*

10.28	Adient plc Interim Chief Executive Officer Compensation Term Sheet, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed June 20, 2018 (File No. 1-37757)).*

10.29	Separation and Release of Claims Agreement, dated as of July 20, 2018, by and between Adient US LLC and Eric Mitchell (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed July 26, 2018 (File No. 1-37757)).*

10.30	Offer Letter, dated as of September 10, 2018, entered into between Adient plc and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed September 13, 2018 (File No. 1-37757)).*

10.31	Form of Key Executive Severance and Change of Control Agreement by and among Adient plc, Adient US LLC and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed September 13, 2018 (File No. 1-37757)).*

10.32	Second Amendment to the Credit Agreement, dated as of February 6, 2019, among Adient Global Holdings Ltd, Adient US LLC, the guarantors, the lenders party thereto, and JPMorgan Chase, N.A., as agent for the lenders from time to time party to the Credit Agreement (incorporated by reference to Exhibit 4.1 to Adient plc’s Current Report on Form 8-K filed on February 7, 2019). (File No. 1-37757)).

10.33	Separation and Release of Claims Agreement by and among Adient US LLC and Byron S. Foster, dated March 5, 2019 (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on March 8, 2019). (File No. 1-37757)).

10.34	Term Loan Credit Agreement, dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on May 6, 2019). (File No. 1-37757)).

10.35	Revolving Credit Agreement, dated as of May 6, 2019, among Adient US LLC, the other borrower subsidiaries party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed on May 6, 2019). (File No. 1-37757)).

21.1	List of Subsidiaries. †

23.1	Consent of Independent Registered Public Accounting Firm, dated November 29, 2018. †

23.2	Consent of PricewaterhouseCoopers Zhong Tian LLC, Independent Auditors of YFAS and Consolidated Subsidiaries, dated June 24, 2019.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 29, 2018. †

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 29, 2018. †

31.3	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 24, 2019.

31.4	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 24, 2019.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 29, 2018. †

32.2	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 24, 2019.

99.1	Financial Statements of YFAS and Consolidated Subsidiaries as of December 31, 2018, December 31, 2017 and December 31, 2016 and for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Adient hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

†	Previously filed with the Original 10-K.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc

By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	June 24, 2019

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	June 24, 2019