Form 10-Q
period 2019-06-30
Adient plc
filed 2019-08-07
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-37757

Adient plc
(exact name of Registrant as specified in its charter)

Ireland	98-1328821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25-28 North Wall Quay, IFSC, Dublin 1, Ireland D01 H104
(Address of principal executive offices)
734-254-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Ordinary Shares, par value $0.001	ADNT	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐  No  ☑

At June 30, 2019, 93,620,714 ordinary shares were outstanding.

Adient plc | Form 10-Q | 1

Adient plc
Form 10-Q
For the Three and Nine Months Ended June 30, 2019

Adient plc | Form 10-Q | 2

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Net sales	$4,219	$4,494	$12,605	$13,294
Cost of sales	4,008	4,249	12,017	12,566
Gross profit	211	245	588	728
Selling, general and administrative expenses	165	186	511	575
Restructuring and impairment costs	15	57	159	372
Equity income (loss)	64	87	209	268
Earnings (loss) before interest and income taxes	95	89	127	49
Net financing charges	60	39	135	109
Other pension expense (income)	5	(10)	3	(18)
Income (loss) before income taxes	30	60	(11)	(42)
Income tax provision (benefit)	338	(13)	412	224
Net income (loss)	(308)	73	(423)	(266)
Income (loss) attributable to noncontrolling interests	13	19	64	64
Net income (loss) attributable to Adient	$(321)	$54	$(487)	$(330)

Earnings per share:
Basic	$(3.43)	$0.58	$(5.21)	$(3.54)
Diluted	$(3.43)	$0.58	$(5.21)	$(3.54)

Shares used in computing earnings per share:
Basic	93.6	93.4	93.5	93.3
Diluted	93.6	93.7	93.5	93.3

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net income (loss)	$(308)	$73	$(423)	$(266)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(24)	(250)	32	(32)
Realized and unrealized gains (losses) on derivatives	5	(18)	6	(18)
Other comprehensive income (loss)	(19)	(268)	38	(50)
Total comprehensive income (loss)	(327)	(195)	(385)	(316)
Comprehensive income (loss) attributable to noncontrolling interests	14	4	70	64
Comprehensive income (loss) attributable to Adient	$(341)	$(199)	$(455)	$(380)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	June 30, 2019	September 30, 2018
Assets
Cash and cash equivalents	$1,025	$687
Accounts receivable - net	1,853	2,091
Inventories	783	824
Other current assets	592	707
Current assets	4,253	4,309
Property, plant and equipment - net	1,687	1,683
Goodwill	2,182	2,182
Other intangible assets - net	426	460
Investments in partially-owned affiliates	1,407	1,407
Assets held for sale	—	37
Other noncurrent assets	619	864
Total assets	$10,574	$10,942
Liabilities and Shareholders' Equity
Short-term debt	$7	$6
Current portion of long-term debt	8	2
Accounts payable	2,751	3,101
Accrued compensation and benefits	390	331
Restructuring reserve	141	141
Other current liabilities	666	611
Current liabilities	3,963	4,192
Long-term debt	3,762	3,422
Pension and postretirement benefits	119	124
Other noncurrent liabilities	404	440
Long-term liabilities	4,285	3,986
Commitments and Contingencies (Note 16)
Redeemable noncontrolling interests	45	47
Preferred shares issued, par value $0.001; 100,000,000 shares authorized Zero shares issued and outstanding at June 30, 2019	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 93,620,714 shares issued and outstanding at June 30, 2019	—	—
Additional paid-in capital	3,959	3,951
Retained earnings (accumulated deficit)	(1,541)	(1,028)
Accumulated other comprehensive income (loss)	(499)	(531)
Shareholders' equity attributable to Adient	1,919	2,392
Noncontrolling interests	362	325
Total shareholders' equity	2,281	2,717
Total liabilities and shareholders' equity	$10,574	$10,942

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30,
(in millions)	2019	2018
Operating Activities
Net income (loss) attributable to Adient	$(487)	$(330)
Income attributable to noncontrolling interests	64	64
Net income (loss)	(423)	(266)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	205	300
Amortization of intangibles	31	36
Pension and postretirement benefit expense (benefit)	9	(14)
Pension and postretirement contributions, net	(17)	8
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $0, and $16, respectively)	(11)	10
Deferred income taxes	304	242
Non-cash impairment charges	66	351
Equity-based compensation	16	43
Other	18	7
Changes in assets and liabilities:
Receivables	219	(57)
Inventories	39	(54)
Other assets	105	(50)
Restructuring reserves	(90)	(108)
Accounts payable and accrued liabilities	(185)	(46)
Accrued income taxes	20	(162)
Cash provided (used) by operating activities	306	240
Investing Activities
Capital expenditures	(350)	(404)
Sale of property, plant and equipment	65	5
Changes in long-term investments	3	(4)
Loans to affiliates	—	(11)
Other	4	—
Cash provided (used) by investing activities	(278)	(414)
Financing Activities
Increase (decrease) in short-term debt	1	(23)
Increase (decrease) in long-term debt	1,600	—
Repayment of long-term debt	(1,202)	(2)
Debt financing costs	(45)	—
Cash dividends	(26)	(77)
Dividends paid to noncontrolling interests	(53)	(57)
Formation of consolidated joint venture	28	—
Other	(3)	(3)
Cash provided (used) by financing activities	300	(162)
Effect of exchange rate changes on cash and cash equivalents	10	5
Increase (decrease) in cash and cash equivalents	338	(331)
Cash and cash equivalents at beginning of period	687	709
Cash and cash equivalents at end of period	$1,025	$378

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
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended June 30, 2019 and September 30, 2018, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	June 30, 2019	September 30, 2018
Current assets	$249	$270
Noncurrent assets	39	43
Total assets	$288	$313

Current liabilities	$240	$252
Total liabilities	$240	$252

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Adient	$(321)	$54	$(487)	$(330)

Denominator:
Weighted average shares outstanding	93.6	93.4	93.5	93.3
Effect of dilutive securities	—	0.3	—	—
Diluted shares	93.6	93.7	93.5	93.3

Earnings per share:
Basic	$(3.43)	$0.58	$(5.21)	$(3.54)
Diluted	$(3.43)	$0.58	$(5.21)	$(3.54)

Except for the three months ended June 30, 2018, potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share as a result of being in a loss position.

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

The effect of the retrospective presentation change related to the net periodic cost of Adient's defined benefit pension and other postretirement employee benefits ("OPEB") plans on the consolidated statements of income (loss) for the three months and nine months ended June 30, 2018 resulted in $1 million and $4 million increases to cost of sales, $1 million and $4 million decreases to gross profit, $9 million and $14 million increases to selling, general and administrative expenses, $10 million and $18 million decreases to earnings (loss) before interest and income taxes and $10 million and $18 million increases to other pension expense (income) line items in the condensed consolidated statements of income, respectively. As a result of presenting certain pension costs as non-operating items, adjusted EBITDA decreased in EMEA by $1 million and $3 million for the three months and nine months ended June 30, 2018, respectively.

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
October 1, 2019

Adient plc | Form 10-Q | 10

Adient has considered the ASUs summarized below, effective after fiscal 2019, none of which are expected to significantly impact the consolidated financial statements: (continued)

Standard Adopted	Description	Date Effective
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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities were identified upon adoption of ASC606 or at June 30, 2019. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less.

Adient plc | Form 10-Q | 12

The following table presents disaggregated revenue by geographical market:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018	2019	2018
Americas
United States	$1,649	$1,643	$4,894	$4,755
Mexico	700	645	2,013	1,925
Other Americas	106	127	330	407
Regional elimination	(445)	(469)	(1,377)	(1,414)
	2,010	1,946	5,860	5,673
EMEA
Germany	375	443	1,106	1,382
Other EMEA	1,885	2,011	5,535	5,999
Regional elimination	(508)	(509)	(1,471)	(1,527)
	1,752	1,945	5,170	5,854
Asia
China	126	187	410	531
Other Asia	406	486	1,373	1,480
Regional elimination	(2)	(1)	(4)	(1)
	530	672	1,779	2,010

Inter-segment elimination	(73)	(69)	(204)	(243)

Total	$4,219	$4,494	$12,605	$13,294

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

Adient plc | Form 10-Q | 13

4. Inventories

Inventories consisted of the following:

(in millions)	June 30, 2019	September 30, 2018
Raw materials and supplies	$601	$626
Work-in-process	33	38
Finished goods	149	160
Inventories	$783	$824

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2018	$642	$469	$1,071	$2,182
Currency translation and other	—	(21)	21	—
Balance at June 30, 2019	$642	$448	$1,092	$2,182

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

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	June 30, 2019			September 30, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$21	$(15)	$6	$21	$(14)	$7
Customer relationships	508	(125)	383	509	(101)	408
Trademarks	53	(32)	21	58	(30)	28
Miscellaneous	28	(12)	16	29	(12)	17
Total intangible assets	$610	$(184)	$426	$617	$(157)	$460

Adient plc | Form 10-Q | 14

Amortization of other intangible assets for the nine months ended June 30, 2019 and 2018 was $31 million and $36 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	Nine Months Ended June 30,
(in millions)	2019	2018
Balance at beginning of period	$11	$19
Accruals for warranties issued during the period	9	2
Changes in accruals related to pre-existing warranties (including changes in estimates)	6	(6)
Settlements made (in cash or in kind) during the period	(4)	(4)
Balance at end of period	$22	$11

In the second quarter of fiscal 2019, Adient recorded $7 million of warranty expense to correct a prior period error related to incurred but not yet reported warranty expense. Adient has concluded that this adjustment was not material to previously reported financial statements nor to current or estimated full year fiscal 2019 results.

7. Debt and Financing Arrangements
Long-term debt consisted of the following:

(in millions)	June 30, 2019	September 30, 2018
Term Loan A - LIBOR plus 1.75% due in 2021	$—	$1,200
Term Loan B - LIBOR plus 4.25% due in 2024	800	—
4.875% Notes due in 2026	900	900
3.50% Notes due in 2024	1,139	1,162
7.00% Notes due in 2026	800	—
European Investment Bank Loan - EURIBOR plus 0.90% due in 2022	188	192
Capital lease obligations	—	2
Less: debt issuance costs	(57)	(32)
Gross long-term debt	3,770	3,424
Less: current portion	8	2
Net long-term debt	$3,762	$3,422

Existing debt arrangements
On May 6, 2019 (the “Refinancing Date”), Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, entered into a new asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the New Term Loan Credit Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined

Adient plc | Form 10-Q | 15

by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. As of June 30, 2019, Adient's availability under this facility was $1,054 million.

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, entered into a new term loan credit agreement (the “Term Loan B Agreement”) on the Refinancing Date providing for a 5-year $800 million senior secured term loan facility that was fully drawn on closing. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity on May 6, 2024. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 4.25% (with one 0.25% step down based on achievement of a specific secured net leverage level starting with the fiscal quarter ending December 31, 2019). The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions.

Finally, on the Refinancing Date, Adient US entered into an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes (the “Notes”). The Notes mature on May 15, 2026 and bear interest at a rate of 7.00% per annum. Interest on the Notes is payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019.

The proceeds from the transactions described above were used to repay the outstanding indebtedness and terminate commitments under Adient’s former credit agreement, which was scheduled to mature in July 2021. In addition, certain proceeds were used (i) to pay related premiums, fees and expenses in connection with the refinancing and entering into and funding of the new credit facilities and (ii) for working capital and other general corporate purposes.

The ABL Credit Agreement, Term Loan B Agreement and the Notes contain covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay dividends or make other distributions on, or repurchase or redeem, Adient’s capital stock or certain other debt; make other restricted payments; and consolidate or merge with, or convey, transfer or lease all or substantially all of Adient’s and its restricted subsidiaries’ assets, to another person. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

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
Former debt arrangements
On July 27, 2016, Adient Global Holdings Ltd ("AGH"), a wholly owned subsidiary of Adient, entered into a credit agreement providing for commitments with respect to a $1.5 billion revolving credit facility (undrawn at September 30, 2018) and a $1.5 billion Term Loan A facility (the "Original Credit Facilities"). The Original Credit Facilities were to mature in July 2021. Until the Term Loan A facility maturity date, amortization of the funded Term Loan A was required in an amount per quarter equal to 1.25% of the original principal amount prior to July 27, 2019 and 2.5% in each quarter thereafter prior to final maturity. The Original Credit Facilities contained covenants that included, among other things and subject to certain significant exceptions, restrictions on Adient's ability to declare or pay dividends, make certain payments in respect of the notes, create liens, incur additional indebtedness, make investments, engage in transactions with affiliates, enter into agreements restricting Adient's

Adient plc | Form 10-Q | 16

subsidiaries' ability to pay dividends, dispose of assets and merge or consolidate with any other person. The Term Loan A facility also required mandatory prepayments in connection with certain non-ordinary course asset sales and insurance recovery and condemnation events, among other things, and subject in each case to certain significant exceptions.
On November 6, 2018, Adient entered into an amendment to the Original Credit Facilities (“First Amended Credit Facilities") whereby the financial maintenance covenant was amended to require Adient to maintain a total net leverage ratio equal to or less than 4.5x adjusted EBITDA (previously 3.5x adjusted EBITDA), with step down provisions starting in the quarter ending December 31, 2020. The amendment also expanded the upper range of interest rate margins such that the drawn portion of the First Amended Credit Facilities would bear interest based on LIBOR plus a margin between 1.25% - 2.50% (previously 1.25% - 2.25%), based on Adient’s total net leverage ratio. No other terms were impacted by the first amendment. On February 6, 2019, Adient entered into an amendment to the First Amended Credit Facilities (“Second Amended Credit Facilities") whereby the financial maintenance covenant contained in the First Amended Credit Facilities was amended to require Adient to maintain a first lien secured net leverage ratio equal to or less than 2.5x adjusted EBITDA as of the last day of each quarter, with step down provisions starting on September 30, 2020. The amendment also added a new tier to the pricing schedule that will be applicable when the total net leverage ratio exceeds 4.0x adjusted EBITDA and amended certain other definitions, negative covenants and other terms within the credit facility.
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
AGH was required to pay a commitment fee on the unused portion of the commitments under the revolving credit facility based on the total net leverage ratio of Adient, ranging from 0.15% to 0.45%.
Net Financing Charges
Adient's net financing charges line item in the consolidated statements of income contained the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018	2019	2018
Interest expense, net of capitalized interest costs	$46	$38	$119	$108
Banking fees and debt issuance cost amortization	18	4	25	8
Interest income	(4)	(3)	(8)	(5)
Net foreign exchange	—	—	(1)	(2)
Net financing charges	$60	$39	$135	$109

In conjunction with the issuance of the new debt agreements during the third quarter of fiscal 2019, Adient recorded a charge of $13 million related to deferred financing fees associated with the former debt agreements.

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and

Adient plc | Form 10-Q | 17

are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2019 and September 30, 2018, respectively.
Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses. No equity swaps were outstanding as of June 30, 2019.
As of June 30, 2019, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
Adient entered into cross-currency interest rate swaps during fiscal 2018 to selectively hedge portions of its net investment in Europe. The currency effects of the cross-currency interest rate swaps are reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Europe. As of June 30, 2019, Adient had two cross-currency interest rate swaps outstanding totaling approximately €160 million designated as net investment hedges in Adient's net investment in Europe. Both cross-currency interest rate swaps are set to mature in March 2020.
Adient entered into a 970 million Chinese yuan foreign exchange forward contract during the second quarter of fiscal 2019 to selectively hedge portions of its net investment in China. The currency effects of the forward contract are reflected in the AOCI account within shareholder’s equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in China. The forward contract was de-designated as a net investment hedge at the end of June 2019.
The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	June 30, 2019	September 30, 2018	June 30, 2019	September 30, 2018
Other current assets
Foreign currency exchange derivatives	$6	$4	$1	$4
Cross-currency interest rate swaps	17	—	—	—
Other noncurrent assets
Foreign currency exchange derivatives	—	—	—	2
Cross-currency interest rate swaps	—	13	—	—
Total assets	$23	$17	$1	$6

Other current liabilities
Foreign currency exchange derivatives	$6	$11	$—	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	2	—	—
Equity swaps	—	—	—	2
Long-term debt
Foreign currency denominated debt	1,139	1,162	—	—
Total liabilities	$1,146	$1,175	$—	$2

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of both June 30, 2019 and September 30, 2018, no cash collateral was received or pledged under the master netting agreements.

Adient plc | Form 10-Q | 18

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	June 30, 2019	September 30, 2018	June 30, 2019	September 30, 2018
Gross amount recognized	$24	$23	$1,146	$1,177
Gross amount eligible for offsetting	(4)	(5)	(4)	(5)
Net amount	$20	$18	$1,142	$1,172

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Foreign currency exchange derivatives	$6	$(25)	$5	$(17)

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2019	2018	2019	2018
Foreign currency exchange derivatives	Cost of sales	$(1)	$(2)	$(3)	$—

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2019	2018	2019	2018
Foreign currency exchange derivatives	Cost of sales	$(1)	$3	$(2)	$2
Foreign currency exchange derivatives	Net financing charges	(1)	(3)	—	(5)
Equity swap	Selling, general and administrative	—	(7)	(13)	(22)
Total		$(2)	$(7)	$(15)	$(25)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $(20) million and $24 million for the three and nine months ended June 30, 2019, respectively, and $81 million and $27 million for the three and nine months ended June 30, 2018, respectively. For the three and nine months ended June 30, 2019 and 2018, respectively, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges, and there was no ineffectiveness on cash flow hedges.

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
Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of June 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$7	$—	$7	$—
Cross-currency interest rate swaps	17	—	17	—
Other noncurrent assets
Foreign currency exchange derivatives	—	—	—	—
Total assets	$24	$—	$24	$—
Other current liabilities
Foreign currency exchange derivatives	$6	$—	$6	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	—	1	—
Total liabilities	$7	$—	$7	$—

Adient plc | Form 10-Q | 20

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent assets
Foreign currency exchange derivatives	2	—	2	—
Cross-currency interest rate swaps	13	—	13	—
Total assets	$23	$—	$23	$—
Other current liabilities
Foreign currency exchange derivatives	$11	$—	$11	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	—	2	—
Equity swaps	2	—	2	—
Total liabilities	$15	$—	$15	$—

Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2019 and September 30, 2018, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.
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
The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.4 billion and $3.3 billion at June 30, 2019 and September 30, 2018, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

Adient plc | Form 10-Q | 21

10. Equity and Noncontrolling Interests

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018	2019	2018
Ordinary shares, beginning of the period	$—	$—	$—	$—
Ordinary shares, end of the period	—	—	—	—

Additional paid-in capital, beginning of the period	3,956	3,955	3,951	3,942
Stock-based compensation	2	5	10	15
Other	1	—	(2)	3
Additional paid-in capital, end of the period	3,959	3,960	3,959	3,960

Retained earnings (Accumulated deficit), beginning of the period	(1,220)	299	(1,028)	734
Net income (loss) attributable to Adient	(321)	54	(487)	(330)
Dividends declared ($0.275 per share/quarter)	—	(26)	(26)	(77)
Retained earnings (Accumulated deficit), end of the period	(1,541)	327	(1,541)	327

Accumulated other comprehensive income, beginning of the period	(479)	(185)	(531)	(397)
Foreign currency translation adjustments	(25)	(235)	26	(32)
Realized and unrealized gains (losses) on derivatives	5	(18)	6	(18)
Employee retirement plans	—	(9)	—	—
Accumulated other comprehensive income, end of the period	(499)	(447)	(499)	(447)

Shareholders' equity attributable to Adient, end of the period	1,919	3,840	1,919	3,840

Noncontrolling interest, beginning of the period	373	326	325	313
Net income (loss)	7	16	40	45
Foreign currency translation adjustments	(1)	(13)	4	—
Dividends attributable to noncontrolling interests	(17)	(16)	(35)	(46)
Change in noncontrolling interest share	—	—	—	1
Formation of consolidated joint venture	—	—	28	—
Noncontrolling interest, end of the period	362	313	362	313

Total equity	$2,281	$4,153	$2,281	$4,153

Adient plc | Form 10-Q | 22

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018	2019	2018
Foreign currency translation adjustments
Balance at beginning of period	$(472)	$(195)	$(523)	$(398)
Aggregate adjustment for the period, net of tax	(25)	(235)	26	(32)
Balance at end of period	(497)	(430)	(497)	(430)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(6)	3	(7)	3
Current period changes in fair value, net of tax	5	(20)	6	(18)
Reclassification to income, net of tax	—	2	—	—
Balance at end of period	(1)	(15)	(1)	(15)
Pension and postretirement plans
Balance at beginning of period	(1)	7	(1)	(2)
Net reclassifications to AOCI	—	(9)	—	—
Balance at end of period	(1)	(2)	(1)	(2)
Accumulated other comprehensive income (loss), end of period	$(499)	$(447)	$(499)	$(447)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018	2019	2018
Beginning balance	$37	$39	$47	$28
Net income	6	3	24	19
Foreign currency translation adjustments	2	(2)	2	—
Dividends	—	1	(28)	(7)
Change in noncontrolling interest share	—	—	—	1
Ending balance	$45	$41	$45	$41

Adient plc | Form 10-Q | 23

11. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018	2019	2018
Service cost	$2	$2	$6	$6
Interest cost	3	3	9	10
Expected return on plan assets	(4)	(4)	(12)	(13)
Net actuarial (gain) loss	6	—	6	—
Settlement (gain) loss	—	(9)	—	(15)
Net periodic benefit cost	$7	$(8)	$9	$(12)

Components of net periodic benefit cost other than service cost are included in other pension expense (income) in the consolidated statements of income (loss). The net actuarial loss in the three and nine months ended June 30, 2019 relates primarily to a mark-to-market charge for a United Kingdom plan which Adient was required to remeasure during the third quarter of fiscal 2019. The settlement gain in the three and nine months ended June 30, 2018 relates primarily to an other post-retirement benefit plan termination.

12. Restructuring and Impairment Costs

Restructuring Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

During fiscal 2019, Adient committed to a restructuring plan ("2019 Plan") of $96 million. Of the restructuring costs recorded, $76 million relates to the EMEA segment, $13 million relates to the Americas segment and $7 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2019. Also recorded in fiscal 2019 is $12 million of prior year underspend and a $9 million increase to a prior year reserve.

The following table summarizes the changes in Adient's 2019 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Original Reserve	$96	$—	$96
Utilized—cash	(20)	—	(20)
Utilized—noncash	—	1	1
Noncash adjustment - underspend	(1)	—	(1)
Balance at June 30, 2019	$75	$1	$76

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

Adient plc | Form 10-Q | 24

The following table summarizes the changes in Adient's 2018 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Balance at September 30, 2018	$49	$1	$(2)	$48
Reserve adjustment	9	—	—	9
Utilized—cash	(22)	—	—	(22)
Utilized—noncash	—	(1)	(1)	(2)
Noncash adjustment—underspend	(9)	—	—	(9)
Balance at June 30, 2019	$27	$—	$(3)	$24

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

The following table summarizes the changes in Adient's 2017 Plan reserve:

(in millions)	Employee Severance and Termination Benefits
Balance at September 30, 2018	$12
Utilized—cash	(3)
Noncash adjustment—underspend	(2)
Balance at June 30, 2019	$7

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

The following table summarizes the changes in Adient's 2016 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2018	$71	$4	$75
Utilized—cash	(43)	—	(43)
Utilized—noncash	—	(1)	(1)
Balance at June 30, 2019	$28	$3	$31

Adient's fiscal 2019, 2018, 2017 and 2016 restructuring plans included workforce reductions of approximately 8,200. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2019, approximately 5,400 of the

Adient plc | Form 10-Q | 25

employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included seventeen plant closures. As of June 30, 2019, fifteen of the seventeen plants have been closed.

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

13. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2019, Adient’s income tax expense was $338 million equating to an effective tax rate of 1,127% and $412 million equating to an effective tax rate of negative 3,745%, respectively. The three and nine month income tax expense was higher than the statutory rate impact of 12.5% primarily due to the recognition of valuation allowances in Luxembourg, Poland, and the United Kingdom and the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances. For the three and nine months ended June 30, 2018, Adient’s income tax expense (benefit) was $(13) million equating to an effective tax rate of negative 22% and $224 million equating to an effective tax rate of negative 533%, respectively. The three month income tax benefit was lower than the statutory rate impact of 12.5% primarily due to a decrease in the estimated annual effective tax rate and a held for sale asset impairment benefit, partially offset by foreign exchange. The nine month income tax expense was higher than the statutory rate impact primarily due to the charge to recognize the impact of the U.S. tax reform legislation.

Adient plc | Form 10-Q | 26

Valuation Allowances

As a result of Adient's third quarter fiscal 2019 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence (including the external debt refinancing, the related incremental net financing costs, and the restructuring of the internal financing which occurred in the third quarter of fiscal 2019), Adient determined that it was more likely than not that deferred tax assets in Luxembourg and the United Kingdom would not be realized and recorded income tax expense of $229 million and $25 million, respectively, to establish valuation allowances. In addition, as a result of the valuation allowances, Adient recorded an income tax expense of $48 million to adjust the year-to-date tax expense to reflect the higher estimated annual effective tax rate.

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

Since future financial results may differ from previous estimates, periodic adjustments to Adient's valuation allowances may be necessary. If Adient's operating performance is negatively impacted and actual results differ significantly from current or prior estimates, Adient may conclude that it is more likely than not that a material portion of our deferred tax assets will not be realized. As such, it is possible that a change to valuation allowances in certain jurisdictions may result in a material increase to income tax expense during the next twelve months. In addition, the effective tax rate in subsequent periods would also increase.

Uncertain Tax Positions

At June 30, 2019, Adient had gross tax effected unrecognized tax benefits of $280 million. If recognized, $105 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at June 30, 2019 was approximately $9 million (net of tax benefit). The interest and penalties accrued during the three and nine months ended June 30, 2019 was $1 million and $4 million, respectively. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Impacts of Tax Legislation and Change in Statutory Tax Rates

During the third quarter of fiscal 2019, Luxembourg enacted legislation reducing the nominal corporate tax rate to 17% from 18%. For Adient, this reduced its aggregate income tax rate to 24.9% from 26.0% and applies retroactively to the fiscal 2019 tax year. As a result of the law change, Adient recorded income tax expense of $10 million related to the write down of deferred tax assets.

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

Adient plc | Form 10-Q | 27

During the third quarter of fiscal 2018, Adient recognized a pre-tax impairment charge of $52 million related to assets classified as held for sale. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information. The tax benefit associated with the impairment charge was $15 million.

During the second quarter of fiscal 2018, Adient recognized a pre-tax goodwill impairment charge of $299 million related to the former SS&M segment. Refer to Note 12, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information. The tax benefit associated with the goodwill impairment charge was $20 million.

14. Segment Information

During the second quarter of fiscal 2019, Adient realigned its organizational structure to manage its business primarily on a geographic basis, resulting in a change to reportable segments. Segment information for all periods presented are aligned to this change in organizational structure and an updated definition of corporate-related costs. Pursuant to this change, Adient operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").

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

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018 (1)	2019	2018 (1)
Net Sales
Americas	$2,010	$1,946	$5,860	$5,673
EMEA	1,752	1,945	5,170	5,854
Asia	530	672	1,779	2,010
Eliminations	(73)	(69)	(204)	(243)
Total net sales	$4,219	$4,494	$12,605	$13,294

Adient plc | Form 10-Q | 28

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018 (1)	2019	2018 (1)
Adjusted EBITDA
Americas	$69	$99	$146	$232
EMEA	53	97	114	309
Asia	110	146	387	479
Corporate-related costs (2)	(27)	(24)	(75)	(74)
Becoming Adient costs (3)	—	(12)	—	(50)
Restructuring and impairment costs (4)	(15)	(57)	(159)	(372)
Purchase accounting amortization (5)	(11)	(17)	(32)	(52)
Restructuring related charges (6)	(5)	(20)	(27)	(43)
Stock based compensation (7)	(8)	(12)	(16)	(34)
Depreciation (8)	(68)	(101)	(205)	(294)
Other items (9)	(3)	(10)	(6)	(52)
Earnings (loss) before interest and income taxes	95	89	127	49
Net financing charges	(60)	(39)	(135)	(109)
Other pension income	(5)	10	(3)	18
Income (loss) before income taxes	$30	$60	$(11)	$(42)

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

(3) Reflects incremental expenses associated with becoming an independent company. Includes non-cash costs of $1 million and $12 million in the three and nine months ended June 30, 2018, respectively.

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

(7) For the nine months ended June 30, 2018, stock-based compensation excludes $9 million, which is included in Becoming Adient costs discussed above.

(8) For the nine months ended June 30, 2018, depreciation excludes $6 million, which is included in restructuring related charges discussed above.

(9) The three months ended June 30, 2019 reflects $1 million of Futuris integration costs and $2 million of transaction costs, respectively. The nine months ended June 30, 2019 reflects $3 million of Futuris integration costs and $3 million of transaction costs, respectively. The three months ended June 30, 2018 includes $6 million of Futuris integration costs and $4 million of non-recurring consulting fees related to the former SS&M segment. The nine months ended June 30, 2018 primarily includes $19

Adient plc | Form 10-Q | 29

million of Futuris integration costs, $8 million for the U.S tax reform impact at YFAI, $11 million of non-recurring consulting fees related to the former SS&M segment, and $8 million of out of period adjustments. In addition, the three and nine months ended June 30, 2018 previously included $9 million and $15 million of other non-recurring income that was reclassified to other pension income upon adoption of ASU 2017-07.

Additional Segment Information

	Three Months Ended June 30, 2019
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Equity Income	$1	$4	$61	$(2)	$64
Depreciation	27	31	10	—	68
Capital Expenditures	39	51	8	—	98
Total Assets	3,216	2,760	3,488	1,110	10,574

	Nine Months Ended June 30, 2019
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Equity Income	$2	$9	$200	$(2)	$209
Depreciation	78	94	33	$—	205
Capital Expenditures	139	181	30	—	350
Total Assets	3,216	2,760	3,488	1,110	10,574

	Three Months Ended June 30, 2018
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Equity Income	$6	$4	$84	$(7)	$87
Depreciation	35	52	12	4	103
Capital Expenditures	60	69	9	—	138

	Nine Months Ended June 30, 2018
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Equity Income	$9	$10	$277	$(28)	$268
Depreciation	105	151	34	$10	300
Capital Expenditures	164	216	24	—	404

(1) Reconciling items include corporate-related assets and depreciation amounts to reconcile to consolidated totals. Included in equity income are restructuring related costs and prior year purchase accounting amortization related to the YFAI joint venture.

In the third quarter of fiscal 2019, Adient's Indonesian operations recorded an $8 million adjustment to increase cost of sales and to decrease primarily current assets to correct prior period misstatements. Adient has concluded that these adjustments were not material to previously reported financial statements nor to current or estimated full year fiscal 2019 results.

Adient plc | Form 10-Q | 30

15. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of June 30, 2019 and September 30, 2018. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income" line in the consolidated statements of income (loss) for the nine months ended June 30, 2019 and 2018, respectively.

Adient maintains total investments in partially-owned affiliates of $1.4 billion and $1.4 billion at June 30, 2019 and September 30, 2018, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Nine Months Ended June 30,
(in millions)	2019	2018
Income statement data:
Net sales	$11,736	$14,038
Gross profit	$1,358	$1,689
Net income	$494	$624
Net income attributable to the entity	$480	$609

Adient plc | Form 10-Q | 31

16. Commitments and Contingencies

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $10 million and $8 million at June 30, 2019 and September 30, 2018, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)		2019	2018	2019	2018
Net sales to related parties	Net sales	$97	$94	$277	$303
Purchases from related parties	Cost of sales	205	157	555	467
The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		June 30, 2019	September 30, 2018
Accounts receivable due from related parties	Accounts receivable	$77	$91
Accounts payable due to related parties	Accounts payable	115	102

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-Q | 32

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the ability of Adient to effectively launch new business at forecasted and profitable levels, the ability of Adient to execute its turnaround plan, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, the impact of tax reform legislation through the Tax Cuts and Jobs Act, the ability of Adient to meet debt service requirements, terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, the cancellation of or changes to commercial arrangements, the ability of Adient Aerospace to successfully implement its strategic initiatives or realize the expected benefits of the joint venture, and the ability of Adient to identify, recruit and retain key leadership. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part I, Item 1A of the which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of the Form 10-K. All information presented herein is based on the Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
During the second quarter of fiscal 2019, Adient realigned its organizational structure to manage its business primarily on a geographic basis, resulting in a change to reportable segments. Segment information for all periods presented are aligned to this change in organizational structure and an updated definition of corporate-related costs. Pursuant to this change, Adient operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").

Adient plc | Form 10-Q | 33

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. In the third quarter of fiscal 2019, Asia experienced increased production, South America remained flat and China, Europe and North America experienced decreases. During the first nine months of fiscal 2019, Asia experienced increased production and China, Europe, South America and North America experienced decreases.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended June 30,			Nine Months Ended June 30,
(units in millions)	2019	Change	2018	2019	Change	2018
Global	22.4	-5.5%	23.7	68.7	-5.0%	72.3
North America	4.2	-4.5%	4.4	12.7	-0.8%	12.8
South America	0.9	—%	0.9	2.5	-3.8%	2.6
Europe	5.8	-7.9%	6.3	17.4	-5.4%	18.4
China	6.0	-10.4%	6.7	19.2	-12.3%	21.9
Asia, excluding China, and Other	5.5	1.9%	5.4	16.9	1.8%	16.6

Source: IHS Automotive, June 2019

Financial Results Summary
Significant aspects of Adient's financial results for the three and nine months ended June 30, 2019 include the following:

•
Adient recorded net sales of $4,219 million for the third quarter of fiscal 2019, representing a decrease of $275 million when compared to the third quarter of fiscal 2018. The decrease in net sales is primarily due to the unfavorable foreign currency impact and lower volumes primarily in EMEA and Asia, partially offset by higher volumes in the Americas. Adient recorded net sales of $12,605 million for the first nine months of fiscal 2019, representing a decrease of $689 million when compared to the first nine months of fiscal 2018. The decrease in net sales is primarily due to the unfavorable foreign currency impact and lower volumes in EMEA and Asia, partially offset by higher volumes in the Americas.

•
Gross profit was $211 million, or 5.0% of net sales, for the third quarter of fiscal 2019 compared to $245 million, or 5.5% of net sales, for the third quarter of fiscal 2018. Gross profit was $588 million, or 4.7%, of net sales for the first nine months of fiscal 2019 compared to $728 million, or 5.5%, of net sales for the first nine months of fiscal 2018. Profitability, including gross profit as a percentage of net sales, was lower primarily due to ongoing business performance issues related to launch inefficiencies in the Americas and EMEA aong with unfavorable foreign currency impact and overall lower volumes.

•
Equity income was $64 million for the third quarter of fiscal 2019, which compared to equity income of $87 million for the third quarter of fiscal 2018. Equity income was $209 million for the first nine months of fiscal 2019, compared to equity income of $268 million for the first nine months of fiscal 2018. These decreases were primarily attributable to overall lower sales within certain China affiliates along with ongoing operating performance issues at YFAI.

•
Net loss attributable to Adient was $321 million for the third quarter of fiscal 2019, compared to $54 million of net income attributable to Adient for the third quarter of fiscal 2018. The net loss in the third quarter of fiscal 2019 was primarily attributable to an income tax charge of $254 million to record valuation allowances on the net deferred tax assets in Luxembourg and the United Kingdom and an income tax charge of $48 million to recognize the year-to-date impact of Adient's updated annualized effective tax rate, driven by the valuation allowances recorded in the third quarter of fiscal 2019. Net loss attributable to Adient was $487 million for the first nine months of fiscal 2019, compared to $330 million of net loss attributable to Adient for the first nine months of fiscal 2018. The year over year increase in net loss attributable to Adient was primarily attributable to the income tax charges recorded in fiscal 2019, the fixed asset impairment charges recorded in the second quarter of fiscal 2019 and the lower levels of operating profitability in fiscal 2019 as discussed above, partially offset by one-time charges in the prior year related to goodwill impairment ($279 million, net of tax) and the impact of the 2018 U.S. tax reform legislation ($258 million).

Adient plc | Form 10-Q | 34

Consolidated Results of Operations

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	Change	2018	2019	Change	2018
Net sales	$4,219	-6%	$4,494	$12,605	-5%	$13,294
Cost of sales	4,008	-6%	4,249	12,017	-4%	12,566
Gross profit	211	-14%	245	588	-19%	728
Selling, general and administrative expenses	165	-11%	186	511	-11%	575
Restructuring and impairment costs	15	-74%	57	159	-57%	372
Equity income (loss)	64	-26%	87	209	-22%	268
Earnings (loss) before interest and income taxes	95	7%	89	127	*	49
Net financing charges	60	54%	39	135	24%	109
Other pension expense (income)	5	*	(10)	3	*	(18)
Income (loss) before income taxes	30	-50%	60	(11)	-74%	(42)
Income tax provision (benefit)	338	*	(13)	412	84%	224
Net income (loss)	(308)	*	73	(423)	59%	(266)
Income (loss) attributable to noncontrolling interests	13	-32%	19	64	—%	64
Net income (loss) attributable to Adient	$(321)	*	$54	$(487)	48%	$(330)

* Measure not meaningful
Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	Change	2018	2019	Change	2018
Net sales	$4,219	-6%	$4,494	$12,605	-5%	$13,294
Net sales decreased by $275 million, or 6%, in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018 primarily due to an unfavorable foreign currency impact of $150 million, and lower volumes in EMEA and Asia, partially offset by higher volumes in the Americas. Refer to the segment analysis below for a discussion of segment net sales.
Net sales decreased by $689 million, or 5%, in the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018 primarily due to the unfavorable foreign currency impact of $444 million and lower volumes in EMEA and Asia, partially offset by higher volumes in the Americas. Refer to the segment analysis below for a discussion of segment net sales.
Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	Change	2018	2019	Change	2018
Cost of sales	$4,008	-6%	$4,249	$12,017	-4%	$12,566
Gross profit	211	-14%	245	588	-19%	728
% of sales	5.0%		5.5%	4.7%		5.5%
Cost of sales decreased by $241 million, or 6%, and gross profit decreased by $34 million, or 14%, in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018. Cost of sales was impacted favorably by the impact of foreign currency ($138 million), a reduction in depreciation expense ($28 million), prior year Becoming Adient costs ($9 million) and volume decreases, partially offset by continued business performance issues related to launch inefficiencies within the Americas and EMEA, along with higher freight (due to higher rates) and higher operational waste. These ongoing performance issues, along with lower volumes and unfavorable foreign currency impacts, also resulted in a year-over-year decline of gross profit as a percentage of net sales. Refer to the segment analysis below for a discussion of segment profitability.

Adient plc | Form 10-Q | 35

Cost of sales decreased by $549 million, or 4%, and gross profit decreased by $140 million, or 19%, in the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018. Cost of sales was impacted favorably by the impact of foreign currency ($397 million), a reduction in depreciation expense ($73 million), prior year Becoming Adient costs ($37 million) and volume decreases, partially offset by continued business performance issues related to launch inefficiencies within the Americas and EMEA, along with higher freight (due to higher rates) and higher operational waste. These ongoing performance issues, along with lower volumes and unfavorable foreign currency impacts, also resulted in a year-over-year decline of gross profit as a percentage of net sales. Refer to the segment analysis below for a discussion of segment profitability.
Selling, General and Administrative Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	Change	2018	2019	Change	2018
Selling, general and administrative expenses	$165	-11%	$186	$511	-11%	$575
% of sales	3.9%		4.1%	4.1%		4.3%
Selling, general and administrative expenses (SG&A) decreased by $21 million in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018. SG&A was favorably impacted by lower net engineering costs ($13 million), prior year Becoming Adient costs ($3 million), favorability in stock-based compensation ($4 million), lower depreciation expense ($5 million) and a favorable impact of foreign currency ($6 million), partially offset by reestablishing certain discretionary spending, primarily incentive compensation, in the current year. Refer to the segment analysis below for a discussion of segment profitability.
Selling, general and administrative expenses (SG&A) decreased by $64 million in the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018. SG&A was favorably impacted by lower net engineering costs ($44 million), prior year Becoming Adient costs ($13 million), favorability in stock-based compensation ($16 million), lower depreciation expense ($16 million) and a favorable impact of foreign currency ($17 million), partially offset by reestablishing certain discretionary spending, primarily incentive compensation, in the current year. Refer to the segment analysis below for a discussion of segment profitability.
Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	Change	2018	2019	Change	2018
Restructuring and impairment costs	$15	-74%	$57	$159	-57%	$372
The decrease in restructuring and impairment costs in the third quarter of fiscal 2019 as compared to the same period in the previous year is due to the prior year $52 million impairment charge on assets held for sale. The decrease in restructuring and impairment costs during the first nine months of fiscal 2019 as compared to the same period in the previous year were primarily due to the prior year $299 million goodwill impairment charge associated with the former SS&M segment and the prior year $52 million impairment charge on assets held for sale, partially offset by the second quarter fiscal 2019 long-lived asset impairment charge of $66 million. Refer to Note 12, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans and recent impairment charges.
Equity Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	Change	2018	2019	Change	2018
Equity income (loss)	$64	-26%	$87	$209	-22%	$268
Equity income was $64 million for the third quarter of fiscal 2019, which is $23 million lower compared to the third quarter of fiscal 2018. The decrease was primarily attributable to overall lower sales within Adient's China affiliates, ongoing operating performance issues at YFAI and the unfavorable impact of foreign currency translation of $6 million.
Equity income was $209 million for the first nine months of fiscal 2019, which is $59 million lower compared to the first nine months of fiscal 2018. The decrease was primarily attributable to overall lower sales within Adient's China affiliates, ongoing operating performance issues at YFAI and the unfavorable impact of foreign currency translation of $16 million.

Adient plc | Form 10-Q | 36

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	Change	2018	2019	Change	2018
Net financing charges	$60	54%	$39	$135	24%	$109
Net financing charges increased in the third quarter and first nine months of fiscal 2019 as compared to the same periods in 2018 primarily as a result of entering into new debt agreements on May 6, 2019 which resulted in higher levels of debt and overall higher levels of interest. In particular, a one-time charge of $13 million was recorded during the third quarter of fiscal 2019 related to deferred financing fees associated with Adient's previous debt arrangements. Refer to Note 7, "Debt and Financing Arrangements" of the notes to the consolidated financial statements for information related to the components of Adient's net financing charges.
Other Pension Expense (Income)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	Change	2018	2019	Change	2018
Other pension expense (income)	$5	*	$(10)	$3	*	$(18)

* Measure not meaningful
Other pension expense (income) consists of non-service components of Adient's net periodic pension costs. The pension expense in the three and nine months ended June 30, 2019 relates primarily to a mark-to-market charge for a United Kingdom plan which Adient was required to remeasure during the third quarter of fiscal 2019. The pension income in the three and nine months ended June 30, 2018 relates primarily to an other post-retirement benefit plan termination. Refer to Note 11, "Retirement Plans," of the notes to the consolidated financial statements for information related to the components of Adient's net periodic pension costs.
Income Tax Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	Change	2018	2019	Change	2018
Income tax provision (benefit)	$338	*	$(13)	$412	84%	$224

* Measure not meaningful
The third quarter of fiscal 2019 income tax expense of $338 million primarily resulted from an income tax charge of $254 million to establish valuation allowances in Luxembourg and the United Kingdom and an income tax charge of $48 million to recognize the year-to-date impact of Adient's updated annualized tax rate, driven by the valuation allowances recorded in the third quarter of fiscal 2019.
The first nine months of fiscal 2019 income tax expense of $412 million resulted primarily from establishing valuation allowances in Luxembourg, Poland, and the United Kingdom and the impact of recognizing no tax benefit for losses in jurisdictions with previously established valuation allowances, partially offset by a tax rate change at a consolidated affiliate in China.  The year over year increase in income tax expense is primarily attributable to the $297 million of income tax charges to establish valuation allowances in fiscal 2019, the $48 million to recognize the year-to-date impact of Adient's updated annualized tax rate, driven by the valuation allowances recorded in the third quarter of fiscal 2019 and the impact of recognizing no tax benefit losses in jurisdictions with previously established valuation allowances, offset by the prior year tax charge of $258 million related to the impact of the 2018 U.S. tax reform legislation.

Adient plc | Form 10-Q | 37

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	Change	2018	2019	Change	2018
Income (loss) attributable to noncontrolling interests	$13	-32%	$19	$64	—%	$64
The decrease in income attributable to noncontrolling interests for the third quarter of fiscal 2019 when compared to the same period in the prior year was primarily attributable to lower income resulting from lower volumes at certain EMEA affiliates, partially offset by higher volumes at certain Americas and Asia affiliates.
Income attributable to noncontrolling interests for the first nine months of fiscal 2019 remained constant when compared to the same period in the prior year with higher income resulting from higher volumes at certain Americas and Asia affiliates being offset by the impact of lower volumes at certain EMEA affiliates.
Net Income (Loss) Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	Change	2018	2019	Change	2018
Net income (loss) attributable to Adient	$(321)	*	$54	$(487)	48%	$(330)

* Measure not meaningful
Net loss attributable to Adient was $321 million for the third quarter of fiscal 2019 compared to $54 million of net income attributable to Adient for the third quarter of fiscal 2018. The net loss in the third quarter of fiscal 2019 is primarily attributable to an income tax charge of $254 million to record valuation allowances on the net deferred tax assets in Luxembourg and the United Kingdom and an income tax charge of $48 million to recognize the year-to-date impact of Adient's updated annualized effective tax rate, driven by the valuation allowances recorded in the third quarter of fiscal 2019.
Net loss attributable to Adient was $487 million for the first nine months of fiscal 2019 compared to $330 million of net loss attributable to Adient for the first nine months of fiscal 2018. The year over year increase in net loss attributable to Adient is primarily attributable to the income tax charges recorded in 2019, the fixed asset impairment charges recorded in 2019 and the lower levels of operating profitability in 2019 as discussed above, partially offset by one-time costs in the prior year related to goodwill impairment ($279 million, net of tax) and the impact of the 2018 U.S. tax reform legislation ($258 million).
Comprehensive Income Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	Change	2018	2019	Change	2018
Comprehensive income (loss) attributable to Adient	$(341)	71%	$(199)	$(455)	20%	$(380)
Comprehensive loss attributable to Adient was $341 million for the third quarter of fiscal 2019 compared to comprehensive loss attributable to Adient for the third quarter of fiscal 2018 of $199 million. The increase in comprehensive loss attributable to Adient for the third quarter of fiscal 2019 was primarily due to a larger net loss ($381 million), partially offset by smaller foreign currency translation loss.
Comprehensive loss attributable to Adient was $455 million for the first nine months of fiscal 2019 compared to comprehensive loss attributable to Adient for the first nine months of fiscal 2018 of $380 million. The increase in comprehensive loss attributable to Adient for the first nine months of fiscal 2019 was primarily due to a larger net loss ($157 million) offset by less unfavorable year-over-year impact of foreign currency translation adjustments ($64 million) primarily due to Chinese yuan being more stable during the first nine months of fiscal 2019.

Adient plc | Form 10-Q | 38

Segment Analysis
During the second quarter of fiscal 2019, Adient realigned its organizational structure to manage its business primarily on a geographic basis, resulting in a change to reportable segments. Segment information for all periods presented are aligned to this change in organizational structure and an updated definition of corporate-related costs. Pursuant to this change, Adient operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").

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

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net Sales
Americas	$2,010	$1,946	$5,860	$5,673
EMEA	1,752	1,945	5,170	5,854
Asia	530	672	1,779	2,010
Eliminations	(73)	(69)	(204)	(243)
Total net sales	$4,219	$4,494	$12,605	$13,294

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018 (1)	2019	2018 (1)
Adjusted EBITDA
Americas	$69	$99	$146	$232
EMEA	53	97	114	309
Asia	110	146	387	479
Corporate-related costs (2)	(27)	(24)	(75)	(74)
Becoming Adient costs (3)	—	(12)	—	(50)
Restructuring and impairment costs (4)	(15)	(57)	(159)	(372)
Purchase accounting amortization (5)	(11)	(17)	(32)	(52)
Restructuring related charges (6)	(5)	(20)	(27)	(43)
Stock based compensation (7)	(8)	(12)	(16)	(34)
Depreciation (8)	(68)	(101)	(205)	(294)
Other items (9)	(3)	(10)	(6)	(52)
Earnings (loss) before interest and income taxes	95	89	127	49
Net financing charges	(60)	(39)	(135)	(109)
Other pension income	(5)	10	(3)	18
Income (loss) before income taxes	$30	$60	$(11)	$(42)

Adient plc | Form 10-Q | 39

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

(3) Reflects incremental expenses associated with becoming an independent company. Includes non-cash costs of $1 million and $12 million in the three and nine months ended June 30, 2018, respectively.

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

(7) For the nine months ended June 30, 2018, stock-based compensation excludes $9 million, which is included in Becoming Adient costs discussed above.

(8) For the nine months ended June 30, 2018, depreciation excludes $6 million, which is included in restructuring related charges discussed above.

(9) The three months ended June 30, 2019 reflects $1 million of Futuris integration costs and $2 million of transaction costs, respectively. The nine months ended June 30, 2019 reflects $3 million of Futuris integration costs and $3 million of transaction costs, respectively. The three months ended June 30, 2018 includes $6 million of Futuris integration costs and $4 million of non-recurring consulting fees related to the former SS&M segment. The nine months ended June 30, 2018 primarily includes $19 million of Futuris integration costs, $8 million for the U.S tax reform impact at YFAI, $11 million of non-recurring consulting fees related to the former SS&M segment, and $8 million of out of period adjustments. In addition, the three and nine months ended June 30, 2018 previously included $9 million and $15 million of other non-recurring income that was reclassified to other pension income upon adoption of ASU 2017-07.

Americas

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	Change	2018	2019	Change	2018
Net sales	$2,010	3%	$1,946	$5,860	3%	$5,673
Adjusted EBITDA	$69	-30%	$99	$146	-37%	$232

Net sales increased during the third quarter of fiscal 2019 by $64 million due to higher volumes in North America ($74 million), partially offset by the unfavorable impact of foreign currency ($10 million).

Adjusted EBITDA decreased during the third quarter of fiscal 2019 by $30 million due to increased freight (resulting from higher rates; despite lower premium freight) and operational performance issues ($27 million), higher administrative and engineering expenses ($14 million) and the unfavorable impact of net material and pricing adjustments ($5 million), partially offset by favorable material economics, net of recoveries ($9 million), higher volumes and product mix ($6 million) and the favorable impact of foreign currency ($1 million).
Net sales increased during the first nine months of fiscal 2019 by $187 million due to higher volumes in North America ($219 million) and net favorable pricing, including material economic recoveries ($14 million), partially offset by the unfavorable impact of foreign currency ($46 million).

Adient plc | Form 10-Q | 40

Adjusted EBITDA decreased during the first nine months of fiscal 2019 by $86 million due to increased freight (resulting from higher rates; despite lower premium freight) and operational performance ($57 million), higher administrative and engineering expenses ($28 million), unfavorable product mix ($2 million), the unfavorable impact of foreign currency ($4 million), and unfavorable impact of net material and pricing adjustments ($1 million), partially offset by favorable material economics, net of recoveries ($6 million).

EMEA

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	Change	2018	2019	Change	2018
Net sales	$1,752	-10%	$1,945	$5,170	-12%	$5,854
Adjusted EBITDA	$53	-45%	$97	$114	-63%	$309
Net sales decreased during the third quarter of fiscal 2019 by $193 million due to the unfavorable impact of foreign currency ($121 million), lower volumes ($59 million) and unfavorable net pricing, including material economics recoveries ($13 million).
Adjusted EBITDA decreased during the third quarter of fiscal 2019 by $44 million due to increased freight (resulting from higher rates; despite lower premium freight) and operational performance issues ($21 million), lower volumes and product mix ($9 million), the unfavorable impact of foreign currency ($8 million), higher administrative and engineering expenses ($5 million) and the unfavorable impact of net material and pricing adjustments ($2 million), partially offset by favorable material economics, net of recoveries ($1 million).
Net sales decreased during the first nine months of fiscal 2019 by $684 million due to the unfavorable impact of foreign currency ($354 million), lower volumes ($301 million) and unfavorable net pricing, including material economics recoveries ($29 million).
Adjusted EBITDA decreased during the first nine months of fiscal 2019 by $195 million due to increased freight (resulting from higher rates; despite lower premium freight) and operational performance issues ($105 million), lower volumes and product mix ($45 million), the unfavorable impact of foreign currency ($30 million), higher administrative and engineering expenses ($8 million), the unfavorable impact of net material and pricing adjustments ($5 million), unfavorable material economics, net of recoveries ($1 million) and lower equity income ($1 million).
Asia

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	Change	2018	2019	Change	2018
Net sales	$530	-21%	$672	$1,779	-11%	$2,010
Adjusted EBITDA	$110	-25%	$146	$387	-19%	$479
Net sales decreased during the third quarter of fiscal 2019 by $142 million due to lower volumes ($121 million) and the unfavorable impact of foreign currency ($23 million), partially offset by favorable net pricing adjustments, including material economic recoveries ($2 million).
Adjusted EBITDA decreased during the third quarter of fiscal 2019 by $36 million due to lower equity income caused primarily by the slowdown in Chinese auto production ($18 million), lower volumes and product mix ($18 million), the unfavorable impact of foreign currency ($6 million) and operational performance issues ($6 million), partially offset by lower administration and engineering costs ($8 million), the favorable impact of net materials and pricing adjustments ($2 million) and favorable material economics, net of recoveries ($2 million).
Net sales decreased during the first nine months of fiscal 2019 by $231 million due to lower volumes ($167 million), the unfavorable impact of foreign currency ($60 million) and unfavorable net pricing adjustments, including material economic recoveries ($4 million).
Adjusted EBITDA decreased during the first nine months of fiscal 2019 by $92 million due to lower equity income caused primarily by the slowdown in Chinese auto production ($61 million), lower volumes and product mix ($19 million), operational performance

Adient plc | Form 10-Q | 41

issues ($18 million), the unfavorable impact of foreign currency ($17 million), partially offset by the favorable impact of materials and pricing adjustments ($12 million) and lower administrative and engineering costs ($11 million).
Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Adient's principal sources of liquidity are the revolving credit facility and other debt issuances, and existing cash balances. Funding also previously came from the former Parent through October 31, 2016 and as part of the separation agreement. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be somewhat volatile. Adient had cash and cash equivalents of $1,025 million and $687 million as of June 30, 2019 and September 30, 2018, respectively. On May 6, 2019 (the “Refinancing Date”), certain of Adient's subsidiaries entered into a new asset-based revolving credit facility (the “ABL Credit Facility”), which provides up to $1,250 million of commitments, subject to borrowing base capacity. See below and refer to Note 7, "Debt and Financing Arrangements," of the notes to consolidated financial statements for discussion of financing arrangements. Following the first quarter of fiscal 2019 dividend payout, Adient has suspended future dividends.

Indebtedness

On May 6, 2019 (the “Refinancing Date”), Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries entered into a new asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the New Term Loan Credit Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. As of June 30, 2019, Adient's availability under this facility was $1,054 million.

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, entered into a new term loan credit agreement (the “Term Loan B Agreement”) on the Refinancing Date providing for a 5-year $800 million senior secured term loan facility that was fully drawn on closing. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity on May 6, 2024. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 4.25% (with one 0.25% step down based on achievement of a specific secured net leverage level starting with the fiscal quarter ending December 31, 2019). The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions.

Finally, on the Refinancing Date, Adient US entered into an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes (the “Notes”). The Notes mature on May 15, 2026 and bear interest at a rate of 7.00% per annum. Interest on the Notes is payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019.

The proceeds from the transactions described above were used to repay the outstanding indebtedness and terminate commitments under Adient’s Original Credit Facilities, which was scheduled to mature in July 2021. In addition, certain proceeds were used (i) to pay related premiums, fees and expenses in connection with the refinancing and entering into and funding of the new credit facilities and (ii) for working capital and other general corporate purposes.

The ABL Credit Agreement, Term Loan B Agreement and the Notes contain covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay dividends or make other distributions on, or repurchase or redeem, Adient’s capital stock or certain other debt; make other restricted payments; and consolidate or merge with, or convey, transfer or lease all or substantially all of Adient’s and its restricted subsidiaries’ assets,

Adient plc | Form 10-Q | 42

to another person. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

The Original Credit Facilities included commitments for a $1.5 billion revolving credit facility (undrawn at March 31, 2019 and September 30, 2018) and a $1.5 billion Term Loan A facility (which was fully drawn during the fourth quarter of fiscal 2016). The Original Credit Facilities were to mature in July 2021. Until the Term Loan A facility maturity date, amortization of the funded Term Loan A was required in an amount per quarter equal to 1.25% of the original principal amount prior to July 27, 2019 and 2.5% in each quarter thereafter prior to final maturity. The Term Loan A facility also required mandatory prepayments in connection with certain non-ordinary course asset sales and insurance recovery and condemnation events, among other things, and subject in each case to certain significant exceptions.

During the first quarter of fiscal 2019, Adient entered into an amendment to the Original Credit Facilities (“First Amended Credit Facilities") whereby the financial maintenance covenant was amended to require Adient to maintain a total net leverage ratio equal to or less than 4.5x adjusted EBITDA, with step down provisions starting in the quarter ending December 31, 2020. The amendment also expanded the upper range of interest rate margins such that the drawn portion of the First Amended Credit Facilities would bear interest based on LIBOR plus a margin between 1.25% - 2.50% (previously 1.25% - 2.25%), based on Adient’s total net leverage ratio. No other terms were impacted by the amendment. During the second quarter of fiscal 2019, Adient entered into an amendment to the First Amended Credit Facilities (“Second Amended Credit Facilities") whereby the financial maintenance covenant contained in the First Amended Credit Facilities was amended to require Adient to maintain a first lien secured net leverage ratio equal to or less than 2.5x adjusted EBITDA as of the last day of each quarter, with step down provisions starting on September 30, 2020. The amendment also added a new tier to the pricing schedule that would be applicable when the total net leverage ratio exceeds 4.0x adjusted EBITDA and amended certain other definitions, negative covenants and other terms within the credit facility.

Sources of Cash Flows

	Nine Months Ended June 30,
(in millions)	2019	2018
Cash provided (used) by operating activities	$306	$240
Cash provided (used) by investing activities	(278)	(414)
Cash provided (used) by financing activities	300	(162)
Capital expenditures	(350)	(404)

Operating Cash Flows: Cash flows from operating activities increased year over year due primarily to overall favorable changes to working capital, including favorable changes to accounts receivable and recoveries of pre-production costs.

Investing Cash Flows: The decrease in cash used by investing activities is primarily attributable to overall lower levels of capital expenditures and higher proceeds from sales of assets including the Detroit, Michigan properties and remaining airplane for approximately $35 million.

Financing Cash Flows: The increase in cash used by financing activities is primarily attributable to the new debt arrangement entered into during the third quarter of fiscal 2019 and higher levels of dividends paid in the prior year and the current year contribution of $28 million by Adient's JV partner as part of the formation of a consolidated joint venture.

Capital expenditures: Capital expenditures decreased year over year based on timing of program spend on product launches.

Adient plc | Form 10-Q | 43

Working capital

(in millions)	June 30, 2019	September 30, 2018
Current assets	$4,253	$4,309
Current liabilities	3,963	4,192
Working capital	$290	$117

The increase in working capital of $173 million is primarily attributable to higher levels of cash and lower levels of accounts payable, partially offset by lower levels of accounts receivable and inventories and higher levels of accrued compensation.
Restructuring and Impairment Costs
Adient committed to a restructuring plan in fiscal 2019 to drive cost efficiencies and to balance our global production against demand and recorded $96 million of restructuring costs in the consolidated statement of income. Of the restructuring costs recorded, $76 million relates to the EMEA segment, $13 million relates to the Americas segment and $7 million relates to the Asia segment. The costs consist primarily of workforce reductions. The restructuring actions are expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $76 million at June 30, 2019 is expected to be paid in cash.
Adient committed to a restructuring plan in fiscal 2018 to drive cost efficiencies and to balance our global production against demand and recorded $71 million of restructuring costs in the consolidated statement of income, that was offset by $20 million of underspend in the 2016 Plan and $7 million of underspend related to other plan years. Of the restructuring costs recorded, $52 million relates to the EMEA segment, $10 million relates to the Asia segment and $9 million relates to the Americas segment. The costs consist primarily of workforce reductions and plant closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2018 restructuring plan will reduce annual operating costs by approximately $65 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 55% will result in net savings. The restructuring actions are expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $24 million at June 30, 2019 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2017 to drive cost efficiencies and to balance our global production against demand and recorded $46 million of restructuring and impairment costs in the consolidated statement of income. Of the restructuring costs recorded, $34 million relates to the EMEA segment, $7 million relates to the Americas segment and $5 million relates to the Asia segment. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and plant closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2017 restructuring plan will reduce annual operating costs by approximately $40 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 55%-60% will result in net savings. Adient partially achieved these savings in fiscal years 2017 and 2018. The restructuring actions are expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $7 million at June 30, 2019 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2016 (the "2016 Plan") to drive cost efficiencies and to balance our global production against demand and recorded $332 million of restructuring and impairment costs in the consolidated statement of income. Of the restructuring and impairment costs recorded, $298 million relates to the EMEA segment, $32 million relates to the Americas segment and $2 million relates to the Asia segment. The costs consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2016 restructuring plan will reduce annual operating costs by approximately $150 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense, of which approximately 70%-75% will result in net savings. Adient partially achieved these savings in fiscal years 2016 through 2018, with the full benefit expected in fiscal 2019. The restructuring actions are expected to be substantially complete in fiscal 2021. The restructuring plan reserve balance of $31 million at June 30, 2019 is expected to be paid in cash.

Since the announcement of the 2016 Plan, Adient has experienced lower employee severance and termination benefit cash payouts than previously calculated of approximately $20 million, due to changes in cost reduction actions. The planned workforce reductions disclosed for the 2016 Plan have been updated for Adient's revised actions.
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

Critical Accounting Estimates and Policies
See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the year ended September 30, 2018, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three and nine months ended June 30, 2019, except as follows.
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
As of June 30, 2019, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the year ended September 30, 2018.

Adient plc | Form 10-Q | 45

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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three and nine months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Equity Securities

There was no share repurchase activity during the three months ended June 30, 2019.

Adient plc | Form 10-Q | 46

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Adient plc | Form 10-Q | 47

Item 6.	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.1	Offer Letter, dated October 8, 2018, entered into between Adient US LLC and Jerome Dorlack.

10.2	Employment Contract, dated October 29, 2018, entered into between Adient Germany Ltd. & Co. KG and Michel Pierre Berthelin.

10.3	Adient plc Flexible Perquisites Program effective June 4, 2019.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Adient plc | Form 10-Q | 48

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer
Date:	August 7, 2019

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	August 7, 2019

Adient plc | Form 10-Q | 49