Form 10-K
period 2019-09-30
Adient plc
filed 2019-11-22
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
or
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 31, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.2 billion. At September 30, 2019, 93,620,714 ordinary shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement relating to its 2020 annual general meeting of shareholders to be held on March 12, 2020 (the "2020 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Adient plc | Form 10-K | 2

Adient plc
Form 10-K
For the Fiscal Year Ended September 30, 2019

Adient plc | Form 10-K | 3

Forward-Looking Statements
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the ability of Adient to effectively launch new business at forecasted and profitable levels, the ability of Adient to execute its turnaround plan, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, the impact of changes in U.S. and non-U.S. tax legislation, the ability of Adient to meet debt service requirements, terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, the cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Factors that might cause differences include, but are not limited to, those discussed in Part 1, Item 1A of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference. All information presented herein is based on the Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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
Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates in 220 wholly- and majority-owned manufacturing or assembly facilities, with operations in 33 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America. Through its global footprint, vertical integration and partnerships in China, Adient leverages its capabilities to drive growth in the automotive seating industry.
Adient's business model is focused on developing and maintaining long-term customer relationships, which allows Adient to successfully grow with leading global OEMs. Adient and its engineers work closely with customers as vehicle platforms are developed, which results in close ties with key decision makers at OEM customers.
Adient plc | Form 10-K | 4

Business Organization and Strategy
Global Manufacturing Footprint Adient is a global leader in automotive seating. With 83,000 employees operating in 220 manufacturing and assembly plants in 33 countries worldwide, Adient produces and delivers automotive seating for all vehicle classes and all major OEMs. From complete seating systems to individual components, Adient’s manufacturing capabilities span every aspect of the automotive seat-making process. Integrated, in-house skills allows Adient to take products from research and design all the way to engineering and manufacturing and into more than 23 million vehicles every year.
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
Adient plc | Form 10-K | 5

Development Centers
Plymouth (USA)	Trencin (Slovakia)
Burscheid (Germany)	Yokohama (Japan)
Solingen (Germany)	Shanghai (China)
Kaiserslautern (Germany)	Changchun (China)
Ansan (South Korea)	Pune (India)
Leadership Position in China Adient has an advantaged position in China established through strategic partnerships it developed as an early market entrant. Adient is a leading supplier of "just-in-time" seating in China. It operates through 21 joint ventures with 86 manufacturing locations in 41 cities (including both seating and interiors joint ventures), which are supported by additional technical centers. Adient's strong position with European and American automakers is complemented by partnerships with all major auto groups in China, which has resulted in Adient's broad market penetration relative to seating competitors and market leadership in the industry's largest market. Adient leverages its operating expertise and innovation capabilities developed worldwide to further support its growth in China.
Platform for Global Growth Adient's current global platform creates multiple opportunities for growth, such as:
•Market share expansion in seating and seating components. Adient has relationships with global OEM customers. These relationships, combined with Adient's product offerings, enhance Adient's ability to expand its business with regional customers who are growing and expanding globally and also with new entrants to the automotive market.
•Regional growth opportunities. Adient is able to leverage its position as the market leader in Europe, North America and China to grow in other markets, such as Southeast Asia.
•Vertical integration. Adient's operations provide opportunities for continued vertical integration in areas that could enhance Adient's capabilities, expand profit margins and grow revenues with customers who employ component sourcing strategies.
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
Customers
Adient is a supplier to all of the global OEMs and has longstanding relationships with premier automotive manufacturers, including BMW, Daimler AG, Fiat Chrysler Automobiles, Ford Motor Company, General Motors Company, Honda Motor Company, Hyundai Motor Company, Jaguar Land Rover, Kia Motor Company, Mazda Motor Company, Mitsubishi Motors, Nissan Motor Company, PSA Peugeot Citroen, Renault, Suzuki, Toyota Motor Corporation, Volkswagen AG and Volvo. Adient also supplies most of the growing regional OEMs such as BAIC Motor Co., Ltd., Brilliance Auto Group, Changan Automobile (Group) Co., Ltd., FAW Group Corporation, SAIC Motor Corporation Limited, Tata Motors Limited and Zhejiang Geely Holding Group Co., Ltd and newer auto manufacturers such as Tesla Motors, Inc. Additionally, Adient has more than 20 joint venture partnerships with key OEMs, including SAIC Motor Corporation Limited, Beijing Automobile Works Co., Ltd. and FAW Group Corporation. Further details regarding Adient's customers is provided in Part II, Item 8 of this Form 10-K in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements.

Adient plc | Form 10-K | 6

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
Adient plc | Form 10-K | 7

Raw Materials
Raw materials used by Adient in connection with its operations, including steel, aluminum, polyurethane chemicals, fabrics, leather, vinyl and polypropylene, were available during fiscal 2019, and Adient expects such availability to continue. During fiscal 2020, commodity prices could fluctuate throughout the year and significantly affect Adient's results of operations.
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
Regulation
Adient operates in a constantly evolving global regulatory environment and is subject to numerous and varying regulatory requirements for its product performance and material content. Adient's practice is to identify potential regulatory and quality risks early in the design and development process and proactively manage them throughout the product lifecycle through use of routine assessments, protocols, standards, performance measures and audits. New regulations and changes to existing regulations are managed in collaboration with the OEM customers and implemented through Adient's global systems and procedures designed to ensure compliance with existing laws and regulations. Adient demonstrates material content compliance through the International Material Data System, or IMDS, which is the automotive industry material data system. In the IMDS, all materials used for automobile manufacturing are archived and maintained, in order to meet the obligations placed on the automobile manufacturers-and thus on their suppliers-by national and international standards, laws and regulations.
Adient works collaboratively with a number of stakeholder groups including government agencies (e.g., National Highway Traffic Safety Administration), its customers and its suppliers to proactively engage in federal, state and international public policy processes.
Environmental, Health, Safety and Legal Matters
Adient is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other matters. Although the outcome of such lawsuits, claims and proceedings cannot be predicted with certainty and some may be disposed of unfavorably to Adient, it is management's opinion that none of these will have a material adverse effect on Adient's financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented. Further details regarding Adient's commitments and contingencies is provided in Part II, Item 8 of this Form 10-K in Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements.
Employees
As of September 30, 2019, Adient employed approximately 83,000 employees, of whom approximately 69,000 were hourly and 14,000 were salaried.

Adient plc | Form 10-K | 8

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
Information about our Executive Officers
The following table sets forth certain information with respect to Adient's executive officers:

Name	Age	Position(s) Held	Year Appointed to Present Position
Douglas G. Del Grosso	58	President and Chief Executive Officer	2018
Michel Berthelin	49	Vice President, EMEA	2019
Jerome J. Dorlack	39	Vice President, Americas	2019
Cathleen A. Ebacher	57	Vice President, General Counsel and Secretary	2016
James Huang	58	Vice President, Asia	2019
Gregory S. Smith	51	Vice President and Chief Accounting Officer	2019
Jeffrey M. Stafeil	49	Executive Vice President and Chief Financial Officer	2016
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

Michel P. Berthelin. Mr. Berthelin is the Vice President, EMEA of Adient. Mr. Berthelin was the Vice President, EMEA of Delphi Technologies during 2018. He served as the Global Steering Vice President of ZF Friedrichshafen AG from 2016 to 2018 and the Vice President, North America-Braking of ZF Friedrichshafen AG during 2015. He was also Vice President, Europe-Braking for TRW Automotive Holdings Corp. from 2012 to 2015.

Jerome J. Dorlack. Mr. Dorlack is the Vice President, Americas of Adient. Mr. Dorlack served as Vice President and Chief Purchasing Officer of Adient from 2018 to 2019. He also served as Senior Vice President and President, Electrical Distribution System and President, South America of Aptiv plc from 2017 to 2018, and Vice President, Powertrain Systems and General Manager, Global Powertrain Products of Delphi Automotive plc from 2016 to 2017. Prior to that, Mr. Dorlack served as Executive Vice President – Global Procurement of ZF Friedrichshafen from 2015 to 2016, and Vice President, Global Purchasing, Supplier Development and Logistics of ZF Friedrichshafen from 2013 to 2015.

Cathleen A. Ebacher. Ms. Ebacher is the Vice President, General Counsel and Secretary of Adient. Ms. Ebacher was the Vice President and Global General Counsel—Centers of Excellence of Johnson Controls and served in that role from 2012 to 2016.

James J. Huang. Mr. Huang is the Vice President, APAC of Adient. Mr. Huang served as Vice President, Complete Seat Asia of Adient from 2016 to 2018, and Vice President Complete Seat Asia of Johnson Controls, Inc. from 2014 to 2016.

Gregory S. Smith. Mr. Smith is the Vice President and Chief Accounting Officer of Adient. Mr. Smith served as Adient’s Assistant Corporate Controller from 2016 to 2019. Prior to that, he served as Corporate Controller of Jason Industries, Inc. in 2015 and as a Senior Manager with PricewaterhouseCoopers LLP from 1995 to 2015.

Adient plc | Form 10-K | 9

Jeffrey M. Stafeil. Mr. Stafeil is the Executive Vice President and Chief Financial Officer of Adient. Mr. Stafeil was Executive Vice President, Chief Financial Officer of Visteon Corporation from 2012 to 2016. Mr. Stafeil previously served on the Board of Directors, and as Audit Committee Chairman, of each of Mentor Graphics Corporation and Metaldyne Performance Group.
Adient plc | Form 10-K | 10

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

As a result, Adient's sales levels and margins could be adversely affected by pricing pressures from OEMs and pricing actions of competitors. These factors may lead to selective resourcing of business to competitors. Adient's competitors may develop, design or duplicate technologies that compete with Adient's owned or licensed intellectual property. Developments or assertions by or against Adient relating to intellectual property rights, or any inability to protect Adient's rights, could have an adverse impact on its business and competitive position. In addition, any of Adient's competitors may foresee the course of market development more accurately than Adient, develop products that are superior to Adient's products, produce similar products at a lower cost than Adient, or adapt more quickly than Adient to new technologies or evolving customer requirements. Adient cannot provide assurances that certain of Adient’s products will not become obsolete or that Adient will be able to achieve the technological advances that may be necessary to remain competitive. As a result, Adient's products may not be able to compete successfully with its competitors' products and Adient may not be able to meet the growing demands of customers. In addition, Adient’s customers may increase levels of production insourcing for a variety of reasons, such as shifts in customers’ business strategies or the emergence of low-cost production opportunities in other countries. These trends may adversely affect Adient's sales as well as the profit margins on Adient's products.

Unfavorable changes in the condition of the global automotive industry may adversely affect Adient's results of operations.

Adient's financial performance will depend, in part, on conditions in the automotive industry. Moreover, automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. If automakers experience a decline in the number of new vehicle sales, whether as a result of economic decline or otherwise, Adient may experience reductions in orders from these customers, incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond its current restructuring plans, particularly if any of the automakers cannot adequately fund their operations or experience financial distress. Such adverse changes likely would have a negative impact on Adient's business, financial condition or results of operations. In addition, Adient relies in part on its customers’ forecasting of their expected needs, which forecasts can change rapidly and may not be accurate. Any inaccurate forecast data received by customer could also have an adverse impact on Adient’s results of operations.

General economic, credit, capital market and political conditions could adversely affect Adient's financial performance, Adient's ability to grow or sustain its businesses and Adient's ability to access the capital markets.

Adient competes around the world in various geographic regions and product markets. Global economic conditions affect Adient's business. As discussed in greater detail below, any future financial distress in the industries and/or markets where
Adient plc | Form 10-K | 11

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

On June 23, 2016, the U.K. voted in a national referendum to withdraw from the European Union and in March 2017 the U.K. invoked Article 50 of the Treaty on European Union, which began the U.K.’s withdrawal from the European Union which was scheduled to occur on March 29, 2019. Uncertainties in connection with the future of the U.K. and its relationship with the European Union have caused and may continue to cause disruptions to capital and currency markets worldwide. The withdrawal period, as extended, will lapse on January 31, 2020, and the U.K. is expected to withdraw from the European Union on or before that date, unless another extension is sought. The consequences of a withdrawal by the U.K. from the European Union and the impact on markets, as well as the impact on Adient’s operations, remain highly uncertain, in particular, in respect of the U.K.’s future access to the European Single Market, its future regulatory environment and the free movement of capital and labor. This market volatility may lead to an increase in Adient’s cost of borrowing or the availability of credit, which may adversely impact Adient’s financial performance. The U.K.’s withdrawal from the European Union may also have a detrimental effect on Adient’s customers and suppliers, which would, in turn, adversely affect Adient’s revenues and financial condition. In addition, the U.K.’s withdrawal from the European Union may also result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the U.K. and the European Union are established.

Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on Adient.

There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. As a result of changes to U.S. administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the U.S., particularly tariffs on products manufactured in Mexico and China, among other possible changes. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where Adient currently manufactures and sells products, and any resulting negative sentiments towards the U.S. as a result of such changes, likely would have an adverse effect on Adient's business, financial condition or results of operations.

Adient's profitability and results of operations may be adversely affected by a significant failure or inability to comply with the specifications and manufacturing requirements of its OEM customers or by program launch difficulties.

Adient's business faces the production demands and requirements of its OEM customers, as described in Item 1, "Business" of this Annual Report on Form 10-K. As a result of safety and environmental regulations, as well as a trend of more rapid customer preference changes, OEMs are requiring suppliers like Adient to respond faster with new designs and product innovations. A significant failure or inability to comply with customer specifications and manufacturing requirements or delays or other problems with existing or new products often results in financial penalties, increased costs, loss of sales, loss of customers or potential breaches of customer contracts, which likely would have an adverse effect on Adient's profitability and results of operations.

In addition, to the extent Adient experiences product launch difficulties (which could be the result of a wide range of factors, including the production readiness of Adient's and its suppliers' manufacturing facilities and manufacturing processes, as well as factors related to tooling, equipment, employees, initial product quality and other factors), vehicle production at Adient’s customers could be significantly delayed or shut down. Such situations could result in significant financial penalties to Adient, a diversion of personnel and financial resources to improving launches rather than investment in continuous process improvement or other growth initiatives, and could result in Adient’s customers shifting work away from Adient to a competitor, all of which could result in loss of revenue, loss of market share and likely would have an adverse effect on Adient’s profitability and cash flows. Adient's failure to successfully launch material new or takeover business, or Adient's inability to accurately estimate the cost to design, develop and launch new or takeover business, likely would have an adverse effect on Adient's profitability and
Adient plc | Form 10-K | 12

results of operations. During recent periods, Adient had significant product launches including many complex global product launches, which burdened the organization from both a time and cost perspective and resulted in a diversion of resources to address product launches.

Adient may not be able to successfully negotiate pricing and other terms with its customers or may be unable to achieve product cost reductions that offset customer-imposed price reductions, both of which may adversely affect its results of operations.

Adient negotiates sales price adjustments and other contractual terms periodically with its automotive customers. There is no guarantee that Adient will be able to successfully negotiate pricing or other terms that are favorable or beneficial to Adient. Further, any cost-cutting initiatives that its customers adopt generally result in increased downward pressure on pricing. If Adient is unable to generate sufficient production or supply chain cost savings in the future to offset price reductions, Adient's results of operations may be adversely affected. In particular, large commercial settlements with Adient's customers likely would adversely affect Adient's results of operations. In addition, Adient must negotiate contract and other program changes during the life of customer programs to address situations unforeseen at the beginning of the program, including those relating to labor shortages and material cost increases. The inability of Adient to negotiate these contract or program changes in a manner favorable to Adient could also adversely affect Adient’s results of operations.

Risks associated with joint venture partnerships may adversely affect Adient's business and financial results.

Adient has entered into several joint ventures worldwide and may enter into additional joint ventures in the future. Adient's joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with Adient's goals or with the goals of the joint venture. Adient may compete against its joint venture partners in certain of its markets and certain negotiations with its customers may negatively impact its joint venture business with those same customers. Disagreements with Adient's business partners may impede Adient's ability to maximize the benefits of its partnerships and/or may consume management time and other resources to negotiate. Adient's joint venture arrangements may require Adient, among other matters, to pay certain costs or to make certain capital investments or to seek its joint venture partner's consent to take certain actions. Adient does not control the ability to collect cash dividends from its non-consolidated joint ventures. Delays in the collection of dividends, even by a few days, could adversely affect Adient's financial position and cash flows. Adient's joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and Adient may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. Further, joint venture partnerships are subject to renewal or expiration at various times, specifically including the need to renew the Yanfeng Adient Seating Co., Ltd. joint venture by the end of 2022. At the time of any required renewal Adient may not be able to negotiate a renewal or extension of the terms of the joint venture partnership on terms favorable to Adient or at all. The failure to renew or extend the terms of Adient’s joint venture partnerships could impact other areas of Adient’s business, including its business relationships. The above risks, if realized, could result in an adverse effect on Adient's business and financial results.

Work stoppages, including those at Adient’s customers, and similar events could significantly disrupt Adient's business.

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage at one or more of Adient's manufacturing and assembly facilities could have adverse effects on the business. Similarly, if one or more of Adient's customers were to experience a work stoppage, such as what occurred during the General Motors labor strike occurring in fall 2019, that customer would likely halt or limit purchases of Adient's products, which could result in the shutdown of the related Adient manufacturing facilities and or other cost-reduction initiatives. A significant disruption in the supply of a key component due to a work stoppage at one of Adient's suppliers or any other supplier could have the same consequences, and accordingly, have an adverse effect on Adient's financial results.

A variety of other factors could adversely affect Adient's results of operations.

Any of the following could adversely impact Adient's results of operations: the inability of Adient to execute continued turnaround actions to improve profitability; the loss of, or changes in, automobile supply contracts, sourcing strategies or customer claims with Adient's major customers or suppliers; lack of commodity availability and unfavorable commodity pricing; start-up expenses associated with new vehicle programs or delays or cancellations of such programs; underutilization of Adient's manufacturing facilities, which are generally located near, and devoted to, a particular customer's facility; inability to recover engineering and tooling costs; market and financial consequences of any recalls that may be required on products that Adient has supplied or sold into the automotive aftermarket; delays or difficulties in new product development and integration; quantity and complexity of new program launches, which are subject to Adient's customers' timing, performance, design and quality standards; interruption of supply of certain single-source components; the potential introduction of similar or superior
Adient plc | Form 10-K | 13

technologies; changing nature and prevalence of Adient's joint ventures and relationships with its strategic business partners; and global overcapacity and vehicle platform proliferation.

Adient may be unable to realize the expected benefits of its restructuring actions, which could adversely affect its profitability and operations.

In order to align Adient's resources with its strategies, operate more efficiently and control costs and to realign its businesses, with customer and market needs and operating conditions, Adient has periodically announced, and in the future may continue to announce, restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. In each of the last three fiscal years, Adient announced restructurings related to cost reduction initiatives, which included workforce reductions, plant closures and asset impairments. Adient may undertake additional restructuring actions, including plant closures and workforce reductions in the future. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned (if at all), and Adient's operations and business may be disrupted, which likely would adversely affect Adient's financial condition, operating results and cash flow.

Risks associated with Adient's non-U.S. operations could adversely affect Adient's business, financial condition and results of operations.

Adient has significant operations in a number of countries outside the U.S. , some of which are located in emerging markets. Long-term economic uncertainty in some of the regions of the world in which Adient operates, such as Asia, South America and Europe and other emerging markets, could result in the disruption of markets and negatively affect cash flows from Adient's operations to cover its capital needs and debt service requirements.

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

There are other risks that are inherent in Adient's non-U.S. operations, including the potential for changes in socio-economic conditions, laws and regulations, including import, export, direct and indirect taxes, value-added taxes, labor and environmental laws, and monetary and fiscal policies; protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes; unsettled political conditions; government-imposed plant or other operational shutdowns; backlash from foreign labor organizations related to Adient's restructuring actions; corruption; natural and man-made disasters, hazards and losses; violence, civil and labor unrest; and possible terrorist attacks.

These and other factors may have an adverse effect on Adient's non-U.S. operations and therefore on Adient's business and results of operations.

The regulation of Adient's international operations, and any failure of Adient to comply with those regulations, could adversely affect its business, results of operations and reputation.

Due to Adient's global operations, Adient is subject to many laws governing international relations and its international operations, including laws that prohibit improper payments to government officials and commercial customers and that restrict where Adient can do business, what information or products Adient can import and export to and from certain countries and what information Adient can provide to a non-U.S. government. These laws include but are not limited to the U.S. Foreign Corrupt Practices Act (FCPA), the Irish Criminal Justice (Corruption Offences) Act, the U.K. Bribery Act, the U.S. Export Administration Act and U.S. and international economic sanctions and money laundering regulations. Adient has internal policies and procedures relating to compliance with such laws; however, there is a risk that such policies and procedures will not always protect Adient from the improper acts of employees, agents, business partners, joint venture partners or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Violations of these laws, which are complex, may result in criminal penalties, sanctions and/or fines, and may also result in costly and time-consuming governmental investigations, any or all of which could have an adverse effect on Adient's business, financial condition and results of operations and reputation. In addition, Adient is subject to antitrust laws in various countries throughout the world. Changes in these laws or their interpretation, administration or enforcement may occur over time. Any such changes may limit Adient's future acquisitions, divestitures or operations. Violations of antitrust laws may result in penalties, sanctions and/or fines, and may also result in costly and time-consuming
Adient plc | Form 10-K | 14

governmental investigations, any or all of which could have an adverse effect on Adient's business, financial condition and results of operations and reputation.

Adient's business in China is subject to aggressive competition and is sensitive to economic and market conditions.

Maintaining a strong position in the Chinese market is a key component of Adient's strategy. Adient's business in China is conducted primarily through joint ventures. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market evolves, Adient anticipates that market participants will act aggressively to increase or maintain their market share. Increased competition may result in price reductions, reduced margins and Adient's inability to gain or hold market share. In addition to the risks imposed by U.S. economic trade policy discussed above, Adient's business in China is sensitive to economic, political and market conditions that drive automotive sales volumes in China. If Adient is unable to maintain its position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, then Adient's business and financial results may be adversely affected.

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

Adient is also subject to tax audits for both direct and indirect taxes by governmental authorities on a worldwide basis. Governmental authorities have become more aggressive in proposing tax assessments, including interest related to income taxes and transaction taxes such as Value Added Tax (VAT). Negative unexpected results from one or more such tax audits could adversely affect Adient's results of operations.

Adient may be unable to complete or integrate acquisitions or joint ventures effectively, which may adversely affect its growth, profitability and results of operations.

Adient has completed an acquisition, made investments and entered into other strategic initiatives and expects acquisitions of businesses and assets, as well as joint ventures and other strategic initiatives to play a role in its future growth. Adient cannot be certain that it will be able to identify attractive acquisition or joint venture targets, obtain financing for acquisitions on
Adient plc | Form 10-K | 15

satisfactory terms, successfully acquire identified targets or form joint ventures, or manage the timing of acquisitions due to other capital obligations across its businesses. Although management believes that these transactions and initiatives will provide financial, operational and other benefits to Adient and Adient's shareholders, they may not provide such results on the scope or scale management anticipates, and Adient may not realize any or all of the intended benefits, including as a result of the unsuccessful integration into Adient’s existing operations. If the intended benefits of these transactions and investments are not realized, Adient's financial condition, results of operations or cash flows could be adversely impacted. Furthermore, competition for acquisition opportunities in the various industries in which Adient operates may rise, thereby increasing Adient's costs of making acquisitions or causing Adient to refrain from making further acquisitions. If Adient were to use equity securities to finance a future acquisition, Adient's then-current shareholders would experience dilution. Adient is also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other factors related to acquisitions and joint ventures may negatively and adversely impact Adient's growth, profitability and results of operations.

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

Adient faces an inherent business risk of exposure to warranty claims and product liability in the event that its products fail to perform as expected and, in the case of product liability, such failure of its products results, or is alleged to result, in bodily injury and/or property damage. While Adient will maintain reasonable limits of insurance coverage to appropriately respond to such exposures, large product liability claims, if made, could exceed Adient's insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all Adient may incur significant costs to defend these claims or experience product liability losses in the future. If any of Adient's products are or are alleged to be defective, Adient may be required to participate in a recall involving such products. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, auto manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against Adient that is not insured, or a product liability claim brought against Adient in excess of its available insurance, could have an adverse impact on Adient's results of operations. In addition, a recall claim could require Adient to review its entire product portfolio to assess whether similar issues are present in other product lines, which could result in significant disruption to Adient's business and could have an adverse impact on Adient's results of operations.

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
Adient plc | Form 10-K | 16

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

Significant changes in actual investment return on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect Adient's results of operations and the amounts of contributions Adient must make to its defined benefit plans in future periods. Generally accepted accounting principles in the U.S. require that Adient calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for Adient's defined benefit plans are dependent upon, among other factors, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations.

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

Adient plc | Form 10-K | 17

Adient's debt obligations could adversely affect Adient's business, profitability and the ability to meet its obligations.

As of September 30, 2019, Adient's total consolidated indebtedness approximated $3.7 billion. This significant amount of debt could potentially have important consequences to Adient and its debt and equity investors, including:

•requiring a substantial portion of Adient's cash flow from operations to make interest payments on this debt;
•making it more difficult to satisfy other obligations;
•increasing the risk of a future credit ratings downgrade of its debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing Adient's vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow Adient's business;
•limiting Adient's flexibility in planning for, or reacting to, changes in its business and the industry;
•placing Adient at a competitive disadvantage relative to its competitors that may not be as highly leveraged with debt; and
•limiting Adient's ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase ordinary shares.

In addition, Adient's revolving credit facility requires Adient to maintain compliance with a minimum fixed charge coverage ratio tested on a quarterly basis in order to prevent reduced borrowing capacity. Events beyond Adient's control, including changes in general business and economic conditions, may affect its ability to meet this requirement. The debt agreements also contain certain restrictive covenants that could result in an event of default under such agreements. In the event of a breach of the restrictive covenants, the lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable, which could result in acceleration of Adient's other debt. If Adient was unable to repay any borrowings under the credit facilities or debt outstanding under the secured notes when due, the lenders thereunder or holders thereof could proceed against their collateral.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on extensions of credit held by Adient and could have an adverse effect on Adient’s business, financial condition and results of operations.

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

Adverse developments affecting, or the financial distress of, one or more of Adient's suppliers or other third party counterparties could adversely affect Adient's financial performance.

Adient obtains components and other products and services from numerous automotive suppliers and other vendors throughout the world. In addition, Adient is party to various arrangements with third parties who owe Adient money or goods and services, or who purchase goods and services from Adient. Adient is responsible for managing its supply chain, including suppliers that may be the sole sources of products that Adient requires, which Adient's customers direct Adient to use or which have unique capabilities that would make it difficult and/or expensive to re-source. In addition, with fewer sources of supply for certain components, each supplier may perceive that it has greater leverage and, therefore, some ability to seek higher prices from us at a time that we face substantial pressure from OEMs to reduce the prices of our products. This could adversely affect our
Adient plc | Form 10-K | 18

customer relations and business. In certain instances, entire industries may experience short-term capacity constraints. Additionally, Adient's production capacity, and that of Adient's customers and suppliers, may be adversely affected by natural disasters. Any such significant disruption could adversely affect Adient's financial performance. Unfavorable economic or industry conditions could also result in financial distress within Adient's supply chain or among other third party counterparties, thereby increasing the risk of supply disruption or lost orders. Although market conditions generally have improved in recent years, uncertainty remains and another economic downturn or other unfavorable industry conditions in one or more of the regions in which Adient operates could cause a supply disruption or loss of customer orders and thereby adversely affect Adient's financial condition, operating results and cash flows.

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

The separation arrangements with the former Parent provide for, among other things, the principal corporate transactions required to effect the separation, certain conditions to the separation and provisions governing the relationship between Adient and the former Parent with respect to and resulting from the separation, including ongoing relationships. Among other things, the separation arrangements provide for indemnification obligations designed to make Adient financially responsible for substantially all liabilities that may exist relating to its business activities, whether incurred prior to or after the separation, as well as those obligations of the former Parent assumed by Adient pursuant to the separation arrangements and in respect of the conduct of the parties post-separation. Adient may be subject to substantial liabilities under these indemnifications.

Risks Related to Adient Ordinary Shares

Adient's share price may fluctuate significantly.

Adient cannot predict the prices at which shares of its ordinary shares may trade. The market price of Adient ordinary shares may fluctuate significantly due to a number of factors, some of which may be beyond Adient's control, including:

Adient plc | Form 10-K | 19

•actual or anticipated fluctuations in Adient's operating results;
•changes in earnings estimated by securities analysts or Adient's ability to meet those estimates;
•the operating and stock price performance of comparable companies;
•changes to the regulatory and legal environment under which Adient operates;
•the trading volume and liquidity of Adient ordinary shares; and
•domestic and worldwide economic conditions.

In addition, when the market price of a company's shares drops significantly, shareholders often institute securities class action lawsuits against Adient. A lawsuit against Adient could cause it to incur substantial costs and could divert the time and attention of its management and other resources.

Adient shares may be diluted in the future.

In the future, per share ownership percentage in Adient may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that Adient has granted and may grant in the future to Adient's directors, officers and employees. Adient's employees have options to purchase its ordinary shares as a result of the conversion in the distribution of their former Parent stock options (in whole or in part) to Adient share options. Adient's compensation committee has granted stock-based awards to employees in Adient ordinary shares, and Adient anticipates its compensation committee will continue to do so. Such awards have a dilutive effect on Adient's earnings per share, which could adversely affect the market price of Adient ordinary shares.

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

In addition, several mandatory provisions of Irish law could prevent or delay an acquisition of Adient. For example, Adient will be subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in Adient ordinary shares in certain circumstances. Also, Irish companies, including Adient, may only alter their memorandum of association and articles of association with the approval of the holders of at least 75% of Adient's shares present and voting in person or by proxy at a general meeting of Adient (and certain provisions of Adient's memorandum of association and articles of association may only be amended with the approval of the holders of at least 80% in nominal value of Adient's issued ordinary shares.

Adient plc | Form 10-K | 20

As an Irish public limited company, certain capital structure decisions require shareholder approval, which may limit Adient's flexibility to manage its capital structure.

Irish law provides that a board of directors may allot shares (or rights to subscribe for or convertible into shares) only with the prior authorization of shareholders, such authorization for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. This authorization would need to be renewed by Adient's shareholders upon its expiration (i.e., at least every five years). The Adient articles of association authorize the allotment of shares (which will be subject to the limits provided for in the NYSE Listed Company Manual) for a period of five years from the date of their adoption, which authorization will need to be renewed by ordinary resolution, being a resolution passed by a simple majority of votes cast, upon expiration but may be sought more frequently for additional five-year terms (or any shorter period). Should this authorization not be approved, our ability to issue equity could be limited and thereby adversely affect our securities holders.

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

Adient may not pay dividends on its ordinary shares.

Adient previously disclosed that it does not have plans to pay dividends on its ordinary shares following the dividend paid in the first quarter of fiscal 2019. The timing, declaration, amount and payment of future dividends to shareholders will fall within the discretion of Adient's board of directors. The board's decisions regarding the payment of dividends will depend on many factors, such as Adient's financial condition, earnings, sufficiency of distributable reserves, capital requirements, debt service obligations, legal requirements, regulatory constraints and other factors that the board deems relevant. Adient's ability to pay dividends will depend on its ongoing ability to generate cash from operations and access capital markets. Adient cannot guarantee that it will pay dividends in the future. For more information, see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

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

The laws of Ireland differ from the laws in effect in the U.S. and may afford less protection to holders of Adient securities.
It may not be possible to enforce court judgments obtained in the U.S. against Adient in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against Adient or its directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against Adient or those persons based on those laws. The U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters in Ireland. Therefore, a final judgment for the payment of money rendered by any
Adient plc | Form 10-K | 21

U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.

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

As an Irish company, Adient is governed by the Irish Companies Act 2014, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to Adient only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of Adient and may exercise such rights of action on behalf of Adient only in limited circumstances. Accordingly, holders of Adient's securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.

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
Adient plc | Form 10-K | 22

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
Adient plc | Form 10-K | 23

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
Adient plc | Form 10-K | 24

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

In particular, the U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act is comprehensive tax reform legislation that contains significant changes to corporate taxation, including a base erosion minimum tax calculated on a base equal to the taxpayer’s income determined without tax deductions or other tax benefits arising from “base erosion” payments; a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with rules that create a new U.S. minimum tax on earnings of foreign subsidiaries); and a partial limitation on the deductibility of business interest expense. There is very limited guidance with respect to the application of these provisions, and it is possible that the application of these provisions or other provisions of the Act could adversely affect Adient. It is also possible that provisions of the Act could be subsequently amended in a way that is adverse to Adient.

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

Adient plc | Form 10-K | 25

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

In certain circumstances, Irish dividend withholding tax ("DWT") (currently at a rate of 20%) may arise in respect of dividends paid on Adient ordinary shares. A number of exemptions from DWT exist pursuant to which shareholders resident in the U.S. and shareholders resident in certain countries may be entitled to exemptions from DWT.

Please note the requirement to complete certain relevant Irish Revenue Commissioners DWT forms ("DWT Forms") in order to qualify for many of the exemptions.

Any dividends paid in respect of Adient ordinary shares that are owned by a U.S. resident and held through DTC will not be subject to DWT provided the address of the beneficial owner of such shares in the records of the broker holding such shares is recorded as being in the U.S. (and such broker has further transmitted the relevant information to a qualifying intermediary appointed by Adient). Similarly, any dividends paid in respect of Adient ordinary shares that are held outside of DTC and are owned by a resident of the U.S. will not be subject to DWT if such shareholder satisfies the conditions of one of the exemptions including the requirement to furnish a completed IRS Form 6166 or a valid DWT Form to Adient's transfer agent to confirm U.S. residence and claim an exemption. Adient shareholders resident in other countries may also be eligible for exemption from DWT on dividends paid in respect of their Adient ordinary shares provided they satisfy the conditions of one of the exemptions including the requirement to furnish valid DWT Forms to their brokers (in respect of such shares held through DTC) (and such broker has further transmitted the relevant information to a qualifying intermediary appointed by Adient) or to Adient's transfer agent (in respect of such shares held outside of DTC). Other Adient shareholders may be subject to DWT, which could adversely affect the price of Adient ordinary shares.

Item 1B. Unresolved Staff Comments
None.

Adient plc | Form 10-K | 26

Item 2. Properties
The following table sets forth Adient's principal owned and leased facilities as of September 30, 2019.

	Number of Locations			Square Footage (in millions)
	Manufacturing	Administrative	Total	Owned	Leased	Total
United States	39	7	46	4.6	2.4	7.0
Germany	23	8	31	3.0	1.6	4.6
Mexico	22	1	23	1.8	1.9	3.7
Other European countries	76	10	86	6.6	4.1	10.7
Asia/Pacific	50	10	60	1.1	4.7	5.8
South America	6	—	6	0.6	—	0.6
Other foreign	4	1	5	0.3	0.3	0.6
	220	37	257	18.0	15.0	33.0

Adient considers its facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Part II, Item 8 of this Annual Report on Form 10-K in Note 8, "Leases," of the notes to consolidated financial statements for information regarding lease commitments.

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
Holders
As of September 30, 2019, there were 25,676 shareholders of record.
Dividends
Adient suspended its cash dividends following the dividend paid in the first quarter of fiscal 2019. Any future dividends will be at the discretion of the Board of Directors and will depend upon Adient's financial condition, results of operations, capital requirements, alternative uses of capital and other factors the Board of Directors may consider at its discretion. In addition, under Irish law, dividends and distributions (including the payment of cash dividends or share repurchases) may be made only from "distributable reserves" on Adient's unconsolidated balance sheet prepared in accordance with the Irish Companies Act 2014. In addition, no distribution or dividend may be paid or made by Adient unless the net assets of Adient are equal to, or exceed, the aggregate of Adient's share capital that has been paid up or that is payable in the future plus non-distributable reserves, and the distribution does not reduce Adient's net assets below such aggregate.
Recent Sales of Unregistered Equity Securities
None.
Repurchases of Equity Securities
Share repurchase activity during the three months ended September 30, 2019 was as follows:

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units)that may yet be Purchased Under the Plans or Programs (1)
July 1, 2019 to July 31, 2019	—	$—	$—	$210,000,580
August 1, 2019 to August 31, 2019	—	—	—	210,000,580
September 1, 2019 to September 30, 2019	—	—	—	210,000,580
	—	$—	$—	$210,000,580

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
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for Adient’s ordinary shares, the Standard & Poor’s 500 Index and a peer group for the period October 31, 2016 (the first day ordinary shares were traded following the separation) through September 30, 2019. The graph assumes the value of the investment in Adient's ordinary shares and each index was $100 on October 31, 2016 and that all dividends were reinvested. Historic stock price performance is not necessarily indicative of future stock price performance. Adient selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. The peer group referenced in the graph below consists of Autoliv, Inc., BorgWarner, Inc., Cooper-Standard Holding, Inc., Delphi Technologies Plc, Goodyear Tire & Rubber, Lear Corp, Magna International Inc., Tenneco Inc., Faurecia SA, Toyota Boshoku Corp. and Huayu Automotive Systems Co. Ltd.

COMPARISON OF 35 MONTH CUMULATIVE TOTAL RETURN*

Among Adient plc, the S&P 500 Index and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
10/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
Adient plc
S&P 500
Peer Group

*$100 invested on 10/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2019 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	Oct 2016	Dec 2016	Mar 2017	Jun 2017	Sep 2017	Dec 2017	Mar 2018	Jun 2018	Sep 2018	Dec 2018	Mar 2019	Jun 2019	Sep 2019
Adient plc	$100	$129	$160	$144	$186	$175	$133	$110	$89	$34	$29	$55	$52
S&P 500	$100	$106	$112	$116	$121	$129	$128	$132	$142	$123	$140	$146	$149
Peer Group	$100	$107	$113	$120	$136	$146	$144	$138	$123	$97	$103	$105	$106

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

Statement of Operations (dollars in millions)	2019	2018	2017	2016	2015
Net sales (1)	$16,526	$17,439	$16,213	$16,790	$20,023
Gross profit	801	904	1,397	1,643	1,881
Net income (loss) attributable to Adient (2)	(491)	(1,685)	877	(1,546)	460

Earnings per share (3)
Basic	$(5.25)	$(18.06)	$9.38	$(16.50)	$4.91
Diluted	$(5.25)	$(18.06)	$9.34	$(16.50)	$4.90

Balance Sheet Data (dollars in millions)
Total assets	$10,342	$10,942	$13,170	$12,956	$10,414
Total debt	3,738	3,430	3,478	3,521	59
Shareholders' equity attributable to Adient	1,848	2,392	4,279	4,176	5,603
Total debt to capitalization (4)	67%	59%	45%	46%	1%
Notes to the Selected Financial Data table:
(1) On July 2, 2015, Adient completed the YFAI global automotive interiors joint venture and deconsolidated the contributed interiors business at that date resulting in lower consolidated net sales in subsequent periods.

(2) Net income (loss) attributable to Adient includes the following significant items. Refer to Note 18, "Segment Information," of the notes to consolidated financial statements for more information on the individual items below.

(in millions)	2019	2018	2017	2016	2015
Pension mark-to-market	$(49)	$24	$45	$(110)	$(6)
Gain (loss) on business transactions - net (5)	—	—	151	—	137
Costs related to Becoming Adient	—	(62)	(95)	—	—
Costs related to the separation of Adient	—	—	(10)	(369)	—
Restructuring costs and impairment charges (6)	(176)	(1,539)	(46)	(332)	(182)
Tax benefit (expense) of items above	12	270	22	66	(65)
	(213)	(1,307)	67	(745)	(116)
One-time tax benefit (expense) items (7)	(342)	(767)	12	(1,891)	(293)
Impact of significant items	$(555)	$(2,074)	$79	$(2,636)	$(409)

(3) Adient earnings per share for 2016 and 2015 were calculated using the number of shares that were distributed to the former Parent shareholders upon the separation (93,671,810 shares).

(4) Total debt to capitalization represents total debt divided by the sum of total debt and equity attributable to Adient.

(5) Net (gain) loss on business transactions includes a $151 million net gain in fiscal 2017 related to a previously held interest in a China affiliate that is recorded in equity income. Amount included in fiscal 2015 primarily relates to the gain in connection with the divestiture of Adient's Interiors business and formation of the YFAI joint venture.
Adient plc | Form 10-K | 30

(6) Fiscal 2019 restructuring and impairment charges include a $66 million non-cash pre-tax impairment charge related to long-lived assets in the seat structure and mechanism operations, an $18 million non-cash pre-tax impairment charge related to assets held for sale ($6 million in the Americas and $12 million in Asia) and a $92 million restructuring charge. Fiscal 2018 restructuring costs and impairment charges include a $1,086 million of non-cash pre-tax charges related to seat structure and mechanism operations ($787 million relates to long-lived assets and $299 million relates to goodwill), a $358 million non-cash pre-tax impairment charge of the YFAI investment, a $49 million non-cash pre-tax impairment charge related to assets held for sale and a $46 million restructuring charge. Amounts in prior fiscal years relate primarily to restructuring charges. Refer to Note 5, "Property, Plant and Equipment," Note 6, "Goodwill and Other Intangible Assets," Note 15, "Restructuring and Impairment Costs" Note 16, "Impairment of Long-Lived Assets" and Note 19, "Nonconsolidated Partially-Owned Affiliates," of the notes to the consolidated financial statements for more information.
(7) One-time tax expense items in fiscal 2019 primarily relate to establishing valuation allowances of $297 million and the impact of adjusting year-to-date tax expense of $50 million to reflect the higher estimated annual effective tax rate resulting from the establishment of the valuation allowances. One-time tax expense items in fiscal 2018 primarily relate to establishing valuation allowances of $555 million and the impact of U.S. tax reform of $210 million. Amounts in fiscal 2016 primarily relate to tax charges associated with the separation from the former Parent. Amounts for fiscal 2015 primarily relate to the tax consequences associated with the YFAI joint venture formation.

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
Forward-Looking Statements
Adient has made statements in this section and other parts of this Annual Report on Form 10-K ("Form 10-K") that are forward-looking and, therefore, are subject to risks and uncertainties. All statements in this Form 10-K other than statements of historical fact are statements that are, or could be, deemed "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. In this Form 10-K, statements regarding Adient's future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as "future," "may," "will," "would," "could," "can," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "predict," "project" or "plan" or terms of similar meaning are also generally intended to identify forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the ability of Adient to effectively launch new business at forecasted and profitable levels, the ability of Adient to execute its turnaround plan, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, the impact of changes in U.S. and non-U.S. tax legislation, the ability of Adient to meet debt service requirements, terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, the cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part I, Item 1A of the which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on the Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. The forward-looking statements included in this Form 10-K are made only as of the date of this report, unless otherwise specified, and, except as required by law, Adient assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this Form 10-K.

Adient plc | Form 10-K | 31

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
Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates in 220 wholly- and majority-owned manufacturing or assembly facilities, with operations in 33 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America. Through its global footprint, vertical integration and partnerships in China, Adient leverages its capabilities to drive growth in the automotive seating industry.
During the second quarter of fiscal 2019, Adient realigned its organizational structure to manage its business primarily on a geographic basis, resulting in a change to reportable segments. Segment information for all periods presented are aligned to this change in organizational structure and an updated definition of corporate-related costs. Pursuant to this change, Adient operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia"). Refer to Note 18, "Segment Information " for additional information on Adient's reportable segments.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During fiscal 2019, automotive production across the globe declined. China and Europe experienced the most significant declines.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
(units in millions)	2019	Change	2018	Change	2017
Global	89.0	-4.8%	93.5	0.2%	93.3
North America	16.7	-0.6%	16.8	-2.9%	17.3
South America	3.3	-2.9%	3.4	9.7%	3.1
Europe	22.3	-3.9%	23.2	1.8%	22.8
China	24.6	-12.1%	28.0	—%	28.0
Asia, excluding China, and Other	22.1	—%	22.1	—%	22.1

Source: IHS Automotive, October 2019

Financial Results Summary
Significant aspects of Adient's financial results for fiscal 2019 include the following:
•Adient recorded net sales of $16,526 million for fiscal 2019, representing a decrease of $913 million when compared to fiscal 2018. The decrease in net sales is primarily due to lower production volumes in EMEA and Asia, and a $508 million unfavorable impact of foreign currency, partially offset by higher production volumes in the Americas.
Adient plc | Form 10-K | 32

•Gross profit was $801 million, or 4.8% of net sales for fiscal 2019 compared to $904 million, or 5.2% of net sales for fiscal 2018. Profitability, including gross profit as a percentage of net sales, was lower primarily due to the impact of lower global production volumes and continued business performance issues within the Americas and EMEA segments particularly during the first half of fiscal 2019.
•Equity income was $275 million for fiscal 2019, which compares to equity loss of $13 million for fiscal 2018. The higher level of equity income during fiscal 2019 was primarily attributable to $366 million of prior year pre-tax charges related to YFAI ($358 million impairment of the YFAI investment and $8 million related to U.S. tax reform legislation), partially offset by lower current year income at certain non-consolidated affiliates in Asia primarily resulting from lower production volumes in China.
•Net loss attributable to Adient was $491 million for fiscal 2019, compared to a loss of $1,685 million for fiscal 2018. The decrease is primarily attributable to $881 million of prior year net-of-tax impairment charges related to the seat structure and mechanism operations ($602 million related to long-lived assets and $279 million related to goodwill), and $330 million of prior year net-of-tax charges related to YFAI ($322 million impairment of our YFAI investment and $8 million related to U.S. tax reform legislation).

Adient plc | Form 10-K | 33

Consolidated Results of Operations

	Year Ended September 30,
(in millions)	2019	Change	2018	Change	2017
Net sales	$16,526	-5%	$17,439	8%	$16,213
Cost of sales	15,725	-5%	16,535	12%	14,816
Gross profit	801	-11%	904	-35%	1,397
Selling, general and administrative expenses	671	-8%	730	—%	729
Restructuring and impairment costs	176	-85%	1,181	*	46
Equity income (loss)	275	*	(13)	*	522
Earnings (loss) before interest and income taxes	229	*	(1,020)	*	1,144
Net financing charges	182	26%	144	9%	132
Other pension expense (income)	45	*	(43)	-12%	(49)
Income (loss) before income taxes	2	*	(1,121)	*	1,061
Income tax provision (benefit)	410	-15%	480	*	99
Net income (loss)	(408)	-75%	(1,601)	*	962
Income (loss) attributable to noncontrolling interests	83	-1%	84	-1%	85
Net income (loss) attributable to Adient	$(491)	-71%	$(1,685)	*	$877

* Measure not meaningful

Net Sales

	Year Ended September 30,
(in millions)	2019	Change	2018	Change	2017
Net sales	$16,526	-5%	$17,439	8%	$16,213

Net sales decreased by $913 million, or 5%, in fiscal 2019 primarily due to the unfavorable impact of foreign currency ($508 million) and lower volumes in EMEA and Asia ($576 million), partially offset by higher volumes in the Americas ($163 million). Refer to the segment analysis below for a discussion of segment net sales.

Net sales increased by $1.2 billion, or 8%, in fiscal 2018 primarily due to the full year impact of the Futuris operations (acquired in September 2017) and the full year impact of the consolidation of a China affiliate (consolidated in July 2017) ($877 million), favorable foreign currency impact ($497 million) and higher volumes in Americas, partially offset by lower volumes in EMEA and in Asia. Refer to the segment analysis below for a discussion of segment net sales.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2019	Change	2018	Change	2017
Cost of sales	$15,725	-5%	$16,535	12%	$14,816
Gross profit	801	-11%	904	-35%	1,397
% of sales	4.8%		5.2%		8.6%

Cost of sales decreased by $810 million, or 5%, and gross profit decreased by $103 million, or 11%, in fiscal 2019. Cost of sales were lower due to favorable foreign currency ($467 million), a reduction in depreciation expense due to long-lived asset impairments taken at the end of the prior year ($98 million), prior year Becoming Adient costs ($46 million) and by the impact of current year decreases in production volumes, partially offset by continued business performance issues related to launch
Adient plc | Form 10-K | 34

inefficiencies within the Americas and EMEA segments particularly during the first half of fiscal 2019. These ongoing performance issues, along with lower volumes and the net unfavorable impact of foreign currency, also resulted in a year-over-year decline of gross profit as a percentage of net sales. Refer to the segment analysis below for a discussion of segment profitability.

Cost of sales increased by $1.7 billion, or 12%, and gross profit decreased by $493 million, or 35%, in fiscal 2018 primarily as a result of business performance issues related to launch inefficiencies, including freight and operational waste, higher commodity costs, the full year impact of Futuris operations and the consolidation of a China affiliate ($764 million) and an unfavorable foreign currency impact ($455 million). Cost of sales was impacted favorably by a year over year reduction in Becoming Adient charges ($46 million in fiscal 2018 compared to $55 million in fiscal 2017). Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2019	Change	2018	Change	2017
Selling, general and administrative expenses	$671	-8%	$730	—%	$729
% of sales	4.1%		4.2%		4.5%

Selling, general and administrative expenses (SG&A) decreased by $59 million in fiscal 2019. SG&A was favorably impacted by lower engineering costs ($54 million), the favorable impact of foreign currency ($20 million), lower depreciation expense ($17 million), prior year Becoming Adient costs ($16 million), lower stock-based compensation ($14 million), and overall reduced costs resulting from restructuring actions, partially offset by reestablishing certain discretionary spending, primarily incentive compensation, in the current year. Refer to the segment analysis below for a discussion of segment profitability.

Selling, general and administrative expenses (SG&A) increased by $1 million in fiscal 2018. SG&A was unfavorably impacted by growth investments to support new business wins ($93 million), the full year impact of Futuris operations and the full year impact of the consolidation of a China affiliate ($19 million), the unfavorable impact of foreign currency ($24 million) and the prior year initial funding of the Adient foundation ($12 million), partially offset by lower overall administrative expenses ($135 million), lower Becoming Adient and separation costs ($34 million) and prior year Futuris transaction costs ($3 million). Certain of the lower administrative expenses in fiscal 2018 related to reduced discretionary spending and lower incentive compensation levels. Refer to the segment analysis below for a discussion of segment profitability.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2019	Change	2018	Change	2017
Restructuring and impairment costs	$176	-85%	$1,181	*	$46

* Measure not meaningful

Restructuring and impairment charges decreased by $1 billion in fiscal 2019. The fiscal 2018 charge primarily relates to a $787 million long-lived asset impairment charge and a $299 million goodwill impairment associated with the seat structure and mechanism operations, along with a $49 million assets held for sale impairment charge and $46 million of net restructuring charges. The fiscal 2019 charges primarily relate to a $66 million long-lived asset impairment charge associated with the seat structure and mechanism operations, $18 million of impairment charges on assets held for sale and $92 million of net restructuring charges. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for information related to the assets held for sale. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for information related to the goodwill impairment charge recorded in fiscal 2018. Refer to Note 15, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans. Refer to Note 16, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for information related to the impairment charges recorded in fiscal 2019 and 2018. The increase in restructuring and impairment charges during fiscal 2018 compared to fiscal 2017 is attributable to the one-time charges recorded in fiscal 2018 discussed above.

Adient plc | Form 10-K | 35

Equity Income

	Year Ended September 30,
(in millions)	2019	Change	2018	Change	2017
Equity income (loss)	$275	*	$(13)	*	$522

* Measure not meaningful

Equity income was $275 million for fiscal 2019, compared to a loss of $13 million for fiscal 2018. The increase during fiscal 2019 was due primarily to $366 million prior year pre-tax charges related to YFAI ($358 million impairment of the YFAI investment and $8 million related to U.S. tax reform legislation), partially offset by the unfavorable impact of foreign currency ($19 million) and lower income at non-consolidated affiliates in Asia driven by lower production volumes in China.

Equity loss was $13 million for fiscal 2018, compared to income of $522 million for fiscal 2017. The decrease during fiscal 2018 was primarily attributable to overall lower profitability at YFAI during the current year, along with a $366 million pre-tax charge related to YFAI recorded in fiscal 2018 as discussed above and a fiscal 2017 gain of $151 million on a previously held interest in a China affiliate, partially offset by higher income at non-consolidated affiliates in Asia and the favorable impact of foreign currency translation of $17 million.

Net Financing Charge

	Year Ended September 30,
(in millions)	2019	Change	2018	Change	2017
Net financing charges	$182	26%	$144	9%	$132

Net financing charges increased in fiscal 2019 as a result of entering into new debt agreements on May 6, 2019 which resulted in higher levels of debt and overall higher interest rates. Further, in conjunction with entering into new debt agreements, a one-time charge of $13 million was recorded in fiscal 2019 related to deferred financing fees associated with Adient's previous debt arrangements. Net financing charges increased in fiscal 2018 primarily due to the increased use of Adient's revolving credit facility during fiscal 2018. Refer to Note 9, "Debt and Financing Arrangements" of the notes to the consolidated financial statements for information related to the components of Adient's net financing charges.

Other Pension Expense (Income)

	Year Ended September 30,
(in millions)	2019	Change	2018	Change	2017
Other pension expense (income)	$45	*	$(43)	-12%	$(49)

* Measure not meaningful

Other pension expense (income) consists of mark-to-market adjustments of Adient's retirement plans and non-service components of Adient's net periodic pension costs. The change in pension expense in fiscal 2019 is due to the unfavorable impact of pension mark-to-market (a $49 million charge in fiscal 2019 compared to a $24 million benefit in fiscal 2018) and a $15 million favorable impact from a plan termination in fiscal 2018. The decrease in pension income in fiscal 2018 compared to fiscal 2017 is primarily due to the unfavorable impact of pension mark-to-market (a $24 million benefit in fiscal 2018 compared to a $45 million benefit in fiscal 2017). Refer to Note 14, "Retirement Plans," of the notes to the consolidated financial statements for information related to the components of Adient's net periodic pension costs.

Adient plc | Form 10-K | 36

Income Tax Provision

	Year Ended September 30,
(in millions)	2019	Change	2018	Change	2017
Income tax provision (benefit)	$410	-15%	$480	*	$99

* Measure not meaningful
The fiscal 2019 income tax expense of $410 million was higher than the Irish statutory rate of 12.5% primarily due to the recognition of valuation allowances in Luxembourg, Poland, and the United Kingdom, repatriation of foreign earnings, changes in uncertain tax positions, and the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances.

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

As a result of Adient's fiscal 2019 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence (including the external debt refinancing, the related incremental net financing costs, and the restructuring of the internal financing which occurred in the third quarter of fiscal 2019 and including the long-lived asset impairment recorded in the second quarter of fiscal 2019), Adient determined it was more likely than not that deferred tax assets in Luxembourg (Q3), the United Kingdom (Q3) and certain Poland entities (Q2) would not be realized and recorded income tax expense of $229 million, $25 million and $43 million, respectively, to establish valuation allowances. Adient continues to record valuation allowances on certain deferred tax assets in Germany, Hungary, Luxembourg, Mexico, Poland, Spain, the United Kingdom, the U.S. and other jurisdictions as it remains more likely than not that they will not be realized.

The fiscal 2018 income tax expense of $480 million was higher than the Irish statutory rate of 12.5% primarily due to the charge to recognize the impact of U.S. tax reform legislation, repatriation of foreign earnings, and changes in uncertain tax positions and valuation allowances, partially offset by benefits from global tax planning, notional interest deductions, foreign tax rate differentials, and impairment deductions.

As a result of Adient's fiscal 2018 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence (including the seat structure and mechanism operations long-lived asset impairment recorded in the fourth quarter of fiscal 2018), Adient determined that it was more likely than not that deferred tax assets within the following jurisdictions would not be realized and recorded net valuation allowances as income tax expense in the fourth quarter of fiscal 2018: Belgium ($12 million), Canada ($6 million), Germany ($175 million), Hungary ($14 million), Mexico ($117 million), Poland ($8 million), Romania ($9 million), and the U.S. ($281 million). Germany, Hungary, Mexico, Poland, Romania, and the U.S. cumulative loss positions were all adversely impacted by the seat structure and mechanism operations performance issues and resulting long-lived asset impairment. In addition, as a result of Adient's fiscal 2018 analysis, Adient determined that it was more likely than not that deferred tax assets within Brazil would be realized. Therefore, Adient released $76 million of valuation allowance as an income tax benefit in the fourth quarter of fiscal 2018.
On December 22, 2017, the Act was signed and enacted into law, and is effective for tax years beginning on or after January 1, 2018, with the exception of certain provisions. As a fiscal year taxpayer, Adient was not subject to the majority of the provisions until fiscal year 2019, however the statutory tax rate reduction was effective January 1, 2018. The Act reduced the U.S. corporate tax rate from 35% to 21%. Adient’s fiscal 2018 income tax expense reflects the benefit from the reduced rate of 24.5% resulting from the application of Internal Revenue Code, Section 15 which provides for a proration of the newly enacted rate during that fiscal year. This benefit was offset by a non-cash tax expense of $106 million related to the remeasurement of Adient’s net deferred tax assets at the lower statutory rate, a non-cash estimated tax expense of $100 million related to recording a valuation allowance to reflect the reduced benefit Adient expects to realize as a result of being subject to the Base Erosion and Anti-avoidance Tax ("BEAT"), and tax expense of $4 million related to the transition tax imposed on previously untaxed earnings and profits. During the first quarter of fiscal 2019, Adient completed its accounting for the Act BEAT valuation allowance resulting in no change to the $100 million income tax impact estimated in fiscal 2018.

The fiscal 2017 income tax expense of $99 million is below the Irish statutory rate of 12.5% primarily due to benefits from global tax planning, notional interest deductions, foreign tax rate differentials, and foreign exchange, partially offset by a first
Adient plc | Form 10-K | 37

quarter fiscal 2017 tax law change in Hungary, repatriation of foreign earnings, and changes in uncertain tax positions and valuation allowances.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2019	Change	2018	Change	2017
Income (loss) attributable to noncontrolling interests	$83	-1%	$84	-1%	$85

The decrease in income attributable to noncontrolling interests for fiscal 2019 is primarily attributable to higher levels of spending at Adient Aerospace, partially offset by higher income at certain other affiliates. The decrease in income attributable to noncontrolling interests for fiscal 2018 was primarily attributable to the impact of the U.S. tax reform at one of Adient's consolidated affiliates ($4 million) and lower income at certain affiliates in the Americas segment, partially offset by the consolidation of an affiliate in Asia ($10 million) in the fourth quarter of fiscal 2017.

Net Income (Loss) Attributable to Adient

	Year Ended September 30,
(in millions)	2019	Change	2018	Change	2017
Net income (loss) attributable to Adient	$(491)	-71%	$(1,685)	*	$877

* Measure not meaningful

Net loss attributable to Adient was $491 million for fiscal 2019, compared to a loss of $1,685 million in fiscal 2018. The decrease in net loss is primarily attributable to $881 million of net-of-tax impairment charges related to the seat structure and mechanism operations recorded in fiscal 2018 ($602 million related to long-lived assets and $279 million related to goodwill), $330 million net-of-tax charges related to YFAI ($322 million impairment of the YFAI investment and $8 million related to U.S. tax reform legislation) recorded in fiscal 2018, lower levels of income tax expense to establish valuation allowances in fiscal 2019 as compared to fiscal 2018, and the $210 million charge in fiscal 2018 for the U.S. tax reform legislation, partially offset by the unfavorable impact of pension mark-to-market (a $49 million charge in fiscal 2019 compared to a $24 million benefit in fiscal 2018) and the unfavorable impact of foreign currency ($40 million).

Net loss attributable to Adient was $1,685 million for fiscal 2018, compared to $877 million of net income attributable to Adient for fiscal 2017. The net loss for fiscal 2018 is primarily attributable to overall lower profitability, along with $881 million of net-of-tax impairment charges as discussed above, $330 million net-of-tax charges related to YFAI as discussed above, income tax charges of $765 million ($555 million to establish valuation allowances and $210 million for the impact of U.S. tax reform legislation) and a net-of-tax asset impairment charge of $35 million for assets held for sale.

Comprehensive Income Attributable to Adient

	Year Ended September 30,
(in millions)	2019	Change	2018	Change	2017
Comprehensive income (loss) attributable to Adient	$(529)	*	$(1,819)	*	$756

* Measure not meaningful

Comprehensive loss attributable to Adient was $529 million for fiscal 2019 compared to comprehensive loss attributable to Adient for fiscal 2018 of $1,819 million. This decrease was primarily due to lower net loss attributable to Adient ($1,194 million) and the favorable impact of foreign currency ($82 million). The year-over-year favorable foreign currency impact was primarily driven by the strengthening of the U.S. dollar against the Indian rupee, Turkish lira and Brazilian real, partially offset by the strengthening of the Mexican peso against the U.S. dollar.

Adient plc | Form 10-K | 38

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

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, restructuring and impairment costs, restructuring related-costs, incremental "Becoming Adient" costs, separation costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items ("Adjusted EBITDA"). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker. Adient has three reportable segments for financial reporting purposes:

	Year Ended September 30,
(in millions)	2019	2018	2017
Net Sales
Americas	$7,785	$7,664	$7,290
EMEA	6,675	7,436	7,044
Asia	2,337	2,659	2,129
Eliminations	(271)	(320)	(250)
Total net sales	$16,526	$17,439	$16,213

Adient plc | Form 10-K | 39

	Year Ended September 30,
(in millions)	2019	2018 (1)	2017 (1)
Adjusted EBITDA
Americas	$210	$302	$758
EMEA	161	364	424
Asia	513	625	554
Corporate-related costs (2)	(97)	(95)	(135)
Becoming Adient costs (3)	—	(62)	(95)
Separation costs (4)	—	—	(10)
Restructuring and impairment costs (5)	(176)	(1,181)	(46)
Purchase accounting amortization (6)	(44)	(69)	(43)
Restructuring related charges (7)	(31)	(61)	(37)
Impairment of nonconsolidated partially owned affiliate (8)	—	(358)	—
Gain on previously-held interest (9)	—	—	151
Depreciation (10)	(278)	(393)	(332)
Stock based compensation (11)	(20)	(37)	(29)
Other items (12)	(9)	(55)	(16)
Earnings (loss) before interest and income taxes	229	(1,020)	1,144
Net financing charges	(182)	(144)	(132)
Other pension income (expense)	(45)	43	49
Income (loss) before income taxes	$2	$(1,121)	$1,061

Notes:

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

(2) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal, finance and marketing. Higher levels of corporate related costs in fiscal 2019 are due to reestablishing certain discretionary spending, primarily incentive compensation, partially offset by reduced administrative costs.

(3) Reflects incremental expenses associated with becoming an independent company.

(4) Reflects expenses associated with and incurred prior to the separation from the former Parent.

(5) Reflects restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. Included along with restructuring charges in fiscal 2019 is a $66 million non-cash pre-tax impairment charge related to long-lived assets ($11 million in the Americas and $55 million in EMEA) and an $18 million non-cash impairment charge related to assets held for sale ($6 million in the Americas and $12 million in Asia). Included along with restructuring charges in fiscal 2018 is a non-cash pre-tax impairment charge of $1,086 million in the seat structure and mechanism operations ($787 million related to long-lived assets and $299 million related to goodwill), and a $49 million non-cash impairment charge related to assets held for sale. Refer to Note 5, "Property, Plant and Equipment," Note 6, "Goodwill and Other Intangible Assets," Note 15, "Restructuring and Impairment Costs," and Note 16, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for more information. Amounts in fiscal 2017 relate primarily to restructuring charges.

(6) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.

Adient plc | Form 10-K | 40

(7) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420 along with restructuring costs at partially owned affiliates recorded within equity income.

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

(12) The twelve months ended September 30, 2019 primarily includes $4 million of integration costs associated with the acquisition of Futuris, $3 million of transaction costs and $2 million of tax adjustments at YFAI. The twelve months ended September 30, 2018 primarily includes $22 million of integration costs associated with the acquisition of Futuris, $11 million of non-recurring consulting fees related to the seat structure and mechanism operations, an $8 million charge related to the impact of the U.S. tax reform at YFAI and $8 million of prior period adjustments. The twelve months ended September 30, 2017 primarily includes $3 million of transaction costs associated with the acquisition of Futuris and $12 million of initial funding of the Adient foundation.

Americas

	Year Ended September 30,
(in millions)	2019	Change	2018	Change	2017
Net sales	$7,785	2%	$7,664	5%	$7,290
Adjusted EBITDA	$210	-30%	$302	-60%	$758

Net sales increased during fiscal 2019 by $121 million due to higher production volumes primarily in the U.S. and Mexico ($163 million) and net favorable pricing ($7 million), partially offset by the unfavorable impact of foreign currency ($49 million).

Adjusted EBITDA decreased during fiscal 2019 by $92 million due to higher administrative and engineering expenses primarily due to higher levels of spending at Adient Aerospace and to reestablishing certain discretionary spending, including incentive compensation ($48 million), increased freight (resulting from higher rates; despite lower premium freight) and operational performance issues ($30 million), unfavorable product mix ($19 million) and the unfavorable impact of net material and pricing adjustments ($3 million), partially offset by favorable material economics, net of recoveries ($8 million).

Net sales increased during fiscal 2018 by $374 million due to the full year impact of the consolidation of Futuris ($400 million) and higher production volumes ($53 million), partially offset by the unfavorable impact of net material and pricing adjustments ($39 million) and the unfavorable impact of foreign currency ($40 million).

Adjusted EBITDA decreased during fiscal 2018 by $456 million due to an increase in operating costs including increased freight, launch inefficiencies and operational performance ($309 million), unfavorable material economics, net of recoveries ($63 million), the unfavorable impact of net material and pricing adjustments ($43 million), higher administrative and engineering expenses ($38 million), decreased volumes ($29 million) and the unfavorable impact of foreign currency ($19 million), partially offset by the impact of acquisitions ($45 million).

Adient plc | Form 10-K | 41

EMEA

	Year Ended September 30,
(in millions)	2019	Change	2018	Change	2017
Net sales	$6,675	-10%	$7,436	6%	$7,044
Adjusted EBITDA	$161	-56%	$364	-14%	$424

Net sales decreased during fiscal 2019 by $761 million due to the unfavorable impact of foreign currency ($425 million), lower production volumes in all significant countries within EMEA ($314 million) and unfavorable net pricing, including material economics recoveries ($22 million).

Adjusted EBITDA decreased during fiscal 2019 by $203 million due to increased freight (resulting from higher rates; despite lower premium freight) and operational performance issues ($120 million), lower volumes and product mix ($45 million), the unfavorable impact of foreign currency ($30 million) and higher administrative and engineering expenses primarily due to reestablishing certain discretionary spending, primarily incentive compensation, in the current year ($10 million), partially offset by favorable material economics, net of recoveries ($1 million) and higher equity income ($1 million).

Net sales increased during fiscal 2018 by $392 million due to the favorable impact of foreign currency ($503 million) and favorable net pricing, including material economics recoveries ($7 million), partially offset by lower production volumes ($118 million).

Adjusted EBITDA decreased during fiscal 2018 by $60 million due to an increase in operating costs including increased freight, launch inefficiencies and operational performance ($76 million), lower volumes and product mix ($42 million) and the unfavorable impact of net material and pricing adjustments ($12 million), partially offset by the favorable impact of foreign currency ($32 million), lower selling and administrative expenses ($23 million), favorable material economics, net of recoveries ($14 million) and higher equity income ($1 million).

Asia

	Year Ended September 30,
(in millions)	2019	Change	2018	Change	2017
Net sales	$2,337	-12%	$2,659	25%	$2,129
Adjusted EBITDA	$513	-18%	$625	13%	$554
Net sales decreased during fiscal 2019 by $322 million due to lower production volumes ($262 million) across the region, the unfavorable impact of foreign currency ($53 million) and unfavorable net pricing adjustments, including material economic recoveries ($7 million).

Adjusted EBITDA decreased during fiscal 2019 by $112 million due to lower equity income caused primarily by the slowdown in Chinese auto production ($77 million), lower volumes and product mix ($36 million), the unfavorable impact of foreign currency ($16 million) and operational performance issues ($16 million), partially offset by the favorable impact of net materials and pricing adjustments ($22 million), lower administration and engineering costs ($10 million), and favorable material economics, net of recoveries ($1 million).

Net sales increased during fiscal 2018 by $530 million due to the full year impact of the consolidation of a China affiliate ($540 million) and the favorable impact of foreign currency ($77 million), partially offset by lower production volumes ($72 million) and unfavorable net pricing adjustments, including material economic recoveries ($15 million).

Adjusted EBITDA increased during fiscal 2018 by $71 million due to favorable product mix ($33 million), the favorable impact of foreign currency ($30 million), the impact of acquisitions ($27 million), lower selling and administrative costs ($5 million) and the favorable impact of materials and pricing adjustments ($5 million), partially offset by lower equity income caused primarily by the slowdown in Chinese auto production ($16 million), the unfavorable impact of material economics ($8 million) and operational performance issues ($5 million).

Adient plc | Form 10-K | 42

Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Funding also previously came from the former Parent through October 31, 2016 and as part of the separation agreement. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below and refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for discussion of financing arrangements. Following the first quarter of fiscal 2019 dividend payout, Adient has suspended future dividends.
Indebtedness

Existing Debt Arrangements

On May 6, 2019 (the “Refinancing Date”), Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, entered into a new asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. As of September 30, 2019, Adient's availability under this facility was $983 million.

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

The ABL Credit Facility, Term Loan B Agreement and the Notes contain covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay dividends or make other distributions on, or repurchase or redeem, Adient’s capital stock or certain other debt; make other restricted payments; and consolidate or merge with, or convey, transfer or lease all or substantially all of Adient’s and its restricted subsidiaries’ assets, to another person. These covenants are subject to a number of other limitations and exceptions set
Adient plc | Form 10-K | 43

forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

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

Adient plc | Form 10-K | 44

Sources of Cash Flows

	Year Ended September 30,
(in millions)	2019	2018	2017
Cash provided (used) by operating activities	$308	$679	$746
Cash provided (used) by investing activities	(383)	(487)	(795)
Cash provided (used) by financing activities	303	(213)	627
Capital expenditures	(468)	(536)	(577)

Cash flows from operating activities

Fiscal 2019 compared to Fiscal 2018: The decrease in operating cash flows is due primarily to lower levels of operating profits and overall higher levels of working capital, specifically lower levels of accounts payable partially offset by higher levels of accrued incentive compensation and lower levels of accounts receivables. See the working capital section below for further information on changes in working capital.

Fiscal 2018 compared to Fiscal 2017: The decrease in operating cash flows is primarily attributable to overall lower levels of profitability, partially offset by overall lower levels of working capital, specifically higher levels of accounts payable, lower levels of accounts receivable and lower year over year cash outlays associated with established restructuring plans, partially offset by an increase in inventory. See the working capital section below for further information on changes in working capital.

Cash flows from investing activities

Fiscal 2019 compared to Fiscal 2018: The decrease in cash used by investing activities is primarily due to lower levels of capital expenditures in the current year, higher proceeds from sales of assets including the Detroit, Michigan properties and remaining airplane for approximately $35 million and proceeds in fiscal 2019 from the settlement of a cross-currency interest rate swap.

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

Cash flows from financing activities

Fiscal 2019 compared to Fiscal 2018: The increase in cash from financing activities is primarily attributable to the new debt arrangement entered into during fiscal 2019, higher levels of dividends paid in the prior year and the current year contribution of $28 million by Adient's JV partner as part of the formation of a consolidated joint venture.

Fiscal 2018 compared to Fiscal 2017: The decrease in cash provided by financing activities is primarily due to funding by the former Parent during fiscal 2017 to fund working capital, capital expenditures and establish opening cash balances for Adient at October 31, 2016 along with increased levels of dividends paid to noncontrolling interests.

Capital expenditures

Fiscal 2019 compared to Fiscal 2018: Capital expenditures decreased year over year based on timing of program spend on product launches and tightening controls around overall spending.

Fiscal 2018 compared to Fiscal 2017: The decrease in capital expenditures was primarily related to prior year capital investments associated with becoming an independent company, current year timing of launches and tightening controls around overall spending.
Adient plc | Form 10-K | 45

Working capital

(in millions)	September 30, 2019	September 30, 2018
Current assets	$4,116	$4,309
Current liabilities	3,835	4,192
Working capital	$281	$117

The increase in working capital of $164 million is primarily attributable to lower levels of accounts payable and higher cash balances, partially offset by higher levels of accrued compensation and lower levels of accounts receivable, inventory and other current assets including tooling receivables.
Off-Balance Sheet Arrangements
Adient enters into supply chain financing programs in certain foreign jurisdictions to sell accounts receivable without recourse to third-party financial institutions. Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2019, $165 million has been funded under these programs.

Contractual Obligations
A summary of Adient's significant contractual obligations as of September 30, 2019:

(in millions)	Total	2020	2021-2022	2023-2024	Beyond 2024
Long-term debt (including capital lease obligations)	$3,772	$8	$196	$1,868	$1,700
Interest on long-term debt (including capital lease obligations)	1,178	198	396	379	205
Operating leases	459	119	155	91	94
Purchase obligations	268	268	—	—	—
Pension contributions	183	17	28	28	110
Total contractual cash obligations	$5,860	$610	$775	$2,366	$2,109

Adient plc | Form 10-K | 46

Quarterly Financial Information (unaudited)
The following tables present Adient's unaudited quarterly results of operations for each of the eight fiscal quarters in the period ended September 30, 2019. The following tables should be read in conjunction with Adient's audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Adient has prepared the information below on a basis consistent with its audited consolidated financial statements and has included all adjustments, consisting of normal recurring adjustments, which, in the opinion of Adient's management, are necessary to fairly state its operating results for the quarters presented. Adient's historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal 2019
Statement of Operations (dollars in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$4,158	$4,228	$4,219	$3,921
Cost of sales	3,978	4,031	4,008	3,708
Net income (loss)	11	(126)	(308)	15
Income attributable to noncontrolling interests	28	23	13	19
Net income (loss) attributable to Adient	(17)	(149)	(321)	(4)

Earnings per share (1)
Basic	$(0.18)	$(1.59)	$(3.43)	$(0.04)
Diluted	$(0.18)	$(1.59)	$(3.43)	$(0.04)

	Fiscal 2018
Statement of Operations (dollars in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$4,204	$4,596	$4,494	$4,145
Cost of sales	4,003	4,314	4,249	3,969
Net income (loss)	(196)	(143)	73	(1,335)
Income attributable to noncontrolling interests	20	25	19	20
Net income (loss) attributable to Adient	(216)	(168)	54	(1,355)

Earnings per share (1)
Basic	$(2.32)	$(1.80)	$0.58	$(14.51)
Diluted	$(2.32)	$(1.80)	$0.58	$(14.51)

(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Effects of Inflation and Changing Prices
The effects of inflation have not been significant to Adient's results of operations in recent years.
Adient plc | Form 10-K | 47

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
Revenue Recognition
Adient records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. Adient delivers products and records revenue pursuant to commercial agreements with its customers generally in the form of an approved purchase order, including the effects of contractual customer price productivity. Adient does negotiate discrete price changes with its customers, which are generally the result of unique commercial issues between Adient and its customers. Adient records amounts associated with discrete price changes as a reduction to revenue when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable. Adient records amounts associated with discrete price changes as an increase to revenue upon execution of a legally enforceable contractual agreement and when collectability is reasonable assured. Refer to Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," and Note 2, "Revenue Recognition," of the notes to the consolidated financial statements for more information regarding Adient's adoption of ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)."
Impairment of Goodwill, Other Long-lived Assets and Investments in Partially Owned Affiliates

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third-party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient uses the income approach in which discounted cash flow analyses are used to derive estimates of fair value of each reporting unit. Multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics are also used in developing estimated fair values. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows and appropriate discount rates (based on weighted average cost of capital ranging from 14.5% – 16.0% at September 30, 2019) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the results of the goodwill impairment test and on Adient's results of operations. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Adient is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.

No impairment of goodwill occurred during fiscal 2019. As of September 30, 2019, the fair value of each reporting unit exceeded 15% of its respective carrying value. To the extent discount rates increase, long-term growth rates are not achieved and/or actual cash flows in the future are lower than the forecasted cash flows, the goodwill allocated to the reporting units could be determined to be impaired which could have a material impact on Adient’s results of operations. As a result of the change in reportable segments during the second quarter of fiscal 2019, Adient conducted a goodwill impairment analyses of the newly allocated goodwill balances under the new reportable segment structure (using discount rates based on weighted average cost of capital ranging from 14.5% – 17.5% at March 31, 2019) and determined that no goodwill was impaired. As a result of the change in reportable segments during the second quarter of fiscal 2018, Adient conducted a goodwill impairment analyses of the allocated goodwill balances under the reportable segment structure and determined that goodwill associated with the seat structure and mechanism operations was fully impaired. Consequently, a pre-tax goodwill impairment charge of $299 million was recognized in the consolidated statements of income (loss) within the restructuring and impairment costs line item. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for additional information.

Adient plc | Form 10-K | 48

Adient reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Adient conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires Adient to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Intangible assets with indefinite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. In the second quarter of fiscal 2019, Adient concluded it had triggering events requiring assessment of impairment of long-lived assets in the seat structure and mechanism operations. As a result, Adient reviewed the long-lived assets for impairment and recorded a $66 million impairment charge within restructuring and impairment costs on the consolidated statements of income (loss). The impairment charge related to long-lived assets in North America and Europe asset groups as of March 31, 2019 in support of current programs. No other long-lived asset impairments were identified in fiscal 2019. In fiscal 2018, Adient concluded it had triggering events requiring assessment of impairment of long-lived assets in the seat structure and mechanism operations. As a result, Adient reviewed the long-lived assets for impairment and recorded a $787 million impairment charge within restructuring and impairment costs on the consolidated statements of income (loss). The impairment charge related to long-lived assets in North America and Europe asset groups as of September 30, 2018 in support of current programs. These impairments were measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing appraisal techniques to determine fair values of the impaired assets. These methods are consistent with the methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future operating margins and cash flows, estimated production volumes, weighted average cost of capital rates (13.0%), estimated salable values and third-party appraisal techniques such as market comparables. To the extent that profitability on current or future programs decline as compared to forecasted profitability or if adverse changes occur to key assumptions or other fair value measurement inputs, further impairment of long-lived assets could occur in the future. Refer to Note 16, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for additional information.

Adient monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If Adient determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. During fiscal 2018, Adient concluded it had an other-than-temporary decline in value related to its investment in YFAI and recorded a $358 million impairment charge. The impairment was measured under an income approach utilizing discounted cash flows to derive a fair value of our investment in YFAI. Based on the fair value, the carrying value of the investment in YFAI exceeded fair value by $358 million, and as such Adient recorded a non-cash impairment charge within equity income in the consolidated statements of income (loss) for that amount in the fourth quarter of 2018. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future operating margins and cash flows of YFAI, estimated production volumes, weighted average cost of capital (12.5%) and noncontrolling interest discounts. To the extent that profitability continues to decline as compared to forecasted profitability or if adverse changes occur to key assumptions or other fair value measurement inputs, further impairment of Adient's YFAI investment could occur in the future. Refer to Note 19, "Nonconsolidated Partially-Owned Affiliates," of the notes to the consolidated financial statements for additional information.
Employee Benefit Plans
Adient provides a range of pension benefits to its employees and retired employees. These benefits are Adient's direct obligation and have been recorded within Adient's historical consolidated financial statements. Plan assets and obligations are measured annually, or more frequently if there is a remeasurement event, based on Adient's measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates as of that date. Adient reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate.
Adient utilizes a mark-to-market approach for recognizing pension benefit expenses, including measuring the market related value of plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event.
Adient plc | Form 10-K | 49

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
Adient considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, Adient uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension plans, Adient uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension, Adient consistently uses the relevant country specific benchmark indices for determining the various discount rates. Adient's discount rate on U.S. pension plans was 3.22% and 4.29% at September 30, 2019 and 2018, respectively. Adient's weighted average discount rate on non-U.S. plans was 1.85% and 2.63% at September 30, 2019 and 2018, respectively.
In estimating the expected return on plan assets, Adient considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans' invested assets. The long-term rates of return for prior periods were determined based on former Parent assumptions. Reflecting the relatively long-term nature of the plans' obligations, approximately 60% of the plans' assets are invested in fixed income securities and 15% in equity securities, with the remainder primarily invested in alternative investments. For fiscal years 2019 and 2018, Adient's expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 5.00% and 5.15% respectively. The actual rate of return on U.S. pension plans was below 5.00% in fiscal 2019 and above 5.15% in fiscal 2018. For fiscal years 2019 and 2018, Adient's weighted average expected long-term return on non-U.S. pension plan assets was 4.08% and 4.19%, respectively. The actual rate of return on non-U.S. pension plans was above 4.08% in fiscal 2019 and was below 4.19% in fiscal 2018.
Beginning in fiscal 2020, Adient estimates the long-term rate of return will approximate 2.50% and 4.01% for U.S. pension and non-U.S. pension plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If Adient's actual returns on plan assets are less than Adient's expectations, additional contributions may be required.
In fiscal 2019, total Adient contributions to the defined benefit pension plans were $19 million. Adient expects to contribute at least $17 million in cash to its defined benefit pension plans in fiscal 2020. In fiscal 2019, total Adient contributions to the postretirement plans were not significant. Adient does not expect to make significant contributions to its postretirement plans in fiscal 2020.
Based on information provided by its independent actuaries and other relevant sources, Adient believes that the assumptions used are reasonable; however, changes in these assumptions could impact Adient's financial position, results of operations or cash flows.
Refer to Note 14, "Retirement Plans," of the notes to consolidated audited financial statements for Adient's pension and postretirement benefit plans.
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
Adient plc | Form 10-K | 50

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

On December 22, 2017, the Act was signed and enacted into law, and is effective for tax years beginning on or after January 1, 2018, with the exception of certain provisions. The Act includes a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries, which was effective for Adient beginning in fiscal year 2019. Adient has made a policy election to treat taxes due under the GILTI provision as a current period expense in the reporting period in which the tax is incurred.

Refer to Note 17, "Income Taxes," of the notes to consolidated audited financial statements for Adient's income tax disclosures.

Restructuring

Adient accrues costs in connection with its restructuring actions. These accruals include estimates primarily related to employee headcount, local statutory benefits, and other employee termination costs. Actual costs may vary from these estimates. These accruals are reviewed on a quarterly basis and changes to restructuring actions are appropriately recognized when identified. Refer to Note 15, “Restructuring and Impairment Costs,” of the notes to consolidated financial statements for more information.

Adient committed to a restructuring plan in fiscal 2019 to drive cost efficiencies and to balance global production against demand and recorded $105 million of restructuring costs in the consolidated statement of income that was offset by $16 million of prior year underspend. Of the restructuring costs recorded, $81 million relates to the EMEA segment, $16 million relates to the Americas segment and $8 million relates to the Asia segment. Also recorded in 2019 was a $9 million increase to a prior year reserve and $6 million of recoveries from a customer related to previous restructuring charges. The costs consist primarily of workforce reductions and plant closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2019 restructuring plan will reduce annual operating costs by approximately $109 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 40% will result in net savings. The restructuring actions are expected to be substantially complete in fiscal 2021. The restructuring plan reserve balance of $70 million at September 30, 2019 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2018 to drive cost efficiencies and to balance global production against demand and recorded $71 million of restructuring costs in the consolidated statement of income that was offset by underspend in prior years by $25 million. Of the restructuring costs recorded, $52 million relates to the EMEA segment, $10 million relates to the Asia segment and $9 million relates to the Americas segment. The costs consist primarily of workforce reductions and plant closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2018 restructuring plan will reduce annual operating costs by approximately $65 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 55% will result in net savings. The restructuring actions are expected to be substantially complete in fiscal 2021. The restructuring plan reserve balance of $20 million at September 30, 2019 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2017 to drive cost efficiencies and to balance global production against demand and recorded $46 million of restructuring and impairment costs in the consolidated statement of income. Of the restructuring costs recorded, $34 million relates to the EMEA segment, $7 million relates to the Americas segment and $5 million relates to the Asia segment. The costs consist primarily of workforce reductions and plant closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2017 restructuring plan will reduce annual operating costs by approximately $40 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 60% will result in net savings. Adient partially achieved these savings in fiscal years 2017 and 2018. The restructuring actions are expected to be substantially complete in fiscal 2020. The restructuring plan reserve balance of $5 million at September 30, 2019 is expected to be paid in cash.

Adient committed to a restructuring plan in fiscal 2016 to drive cost efficiencies and to balance global production against demand and recorded $332 million of restructuring and impairment costs in the consolidated statement of income. Of the restructuring and impairment costs recorded, $298 million relates to the EMEA segment, $32 million relates to the Americas
Adient plc | Form 10-K | 51

segment and $2 million relates to the Asia segment. The costs consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2016 restructuring plan will reduce annual operating costs by approximately $150 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense, of which approximately 75% will result in net savings. Adient partially achieved these savings in fiscal years 2016 through 2018, with the full benefit expected in fiscal 2019. The restructuring actions are expected to be substantially complete in fiscal 2021. The restructuring plan reserve balance of $27 million at September 30, 2019 is expected to be paid in cash.

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
Adient plc | Form 10-K | 52

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
Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Company's Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of September 30, 2019, Adient had two interest rate caps outstanding totaling approximately $200 million.
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
Further details regarding Adient's debt and financing arrangements are provided in Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements.

Adient plc | Form 10-K | 53

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
On an annual basis, Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Adient primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincided with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. During fiscal 2019, Adient had hedge contracts outstanding with the aim of hedging balance sheet items, or with the aim of hedging forecasted commitments. Foreign exchange contracts hedging balance sheet items are marked-to-market through the income statement, while foreign exchange contracts to hedge forecasted commitments are designated in a hedge relationship as a cash flow hedge. These are marked-to-market through other comprehensive income when effective.
Adient's euro-denominated bond and certain cross-currency interest rate swaps have been designated to selectively hedge portions of Adient's net investment in Europe. The currency effects of its euro-denominated bond is reflected in the accumulated other comprehensive income account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
At September 30, 2019 and 2018, Adient estimates that an unfavorable 10% change in all applicable exchange rates versus the U.S. Dollar would have decreased net unrealized gains or increased net unrealized losses by approximately $32 million and $26 million, respectively.
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

Adient plc | Form 10-K | 54

Item 8.	Financial Statements and Supplementary Data

Adient plc | Form 10-K | 55

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adient plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Adient plc and its subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the net periodic cost of defined benefit pension and other postretirement employee benefits plans in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Adient plc | Form 10-K | 56

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Reallocation and Related Interim Goodwill Impairment Assessment

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,150 million as of September 30, 2019. Management reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. As a result of the change in reportable segments during the second quarter of fiscal 2019, goodwill was reallocated to the new reporting units using a relative fair value approach, and management conducted goodwill impairment analyses of the newly allocated goodwill balances under the new reportable segment structure. Impairment is identified by comparing the estimated fair value of a reporting unit with the carrying amount of the reporting unit, including recorded goodwill. Fair value is estimated using an income approach. This method requires management to make assumptions about future cash flows, including estimates of revenue and operating margins, and the discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill reallocation and related interim goodwill impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the new reporting units, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s future cash flows, including the significant assumptions for estimates of revenue and operating margins, and the discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s change in reportable segments and goodwill impairment assessment, including controls over the identification and fair value of the Company’s reporting units. These procedures also included, among others, testing management’s process for allocating goodwill to the new reporting units based on the determined relative fair value of the new reporting units, evaluating the appropriateness of the income approach, testing the completeness, accuracy, and relevance of underlying data used, and evaluating the significant assumptions used by management, including estimates of revenue and operating margins, and the discount rates. Evaluating management’s assumptions related to estimates of revenue and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with relevant industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the income approach used by the Company and certain significant assumptions, including the discount rates.

Adient plc | Form 10-K | 57

Americas and EMEA Reporting Units Annual Goodwill Impairment Assessment

As described in Notes 1 and 6 to the consolidated financial statements, the goodwill associated with the Americas and EMEA reporting units was $638 million and $429 million, respectively, as of September 30, 2019, which was allocated to the reporting units in the second quarter of fiscal 2019 as a result of the change in the reportable segment structure. Management reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Fair value is estimated using an income approach. This method requires management to make assumptions about future cash flows, including estimates of revenue and operating margins, and the discount rates. The fair value of the Americas and EMEA reporting units exceeded 15% of the respective carrying value as of September 30, 2019.

The principal considerations for our determination that performing procedures relating to the Americas and EMEA reporting units annual goodwill impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting units, which led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s future cash flows, including significant assumptions for estimates of revenue and operating margins, and the discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates, evaluating the appropriateness of the income approach, testing the completeness, accuracy, and relevance of underlying data used, and evaluating the significant assumptions used by management for the Americas and EMEA reporting units, including estimates of revenue and operating margins, and the discount rates. Evaluating management’s assumptions related to estimates of revenue and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with relevant industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the income approach used by the Company and certain significant assumptions, including the discount rates.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
November 22, 2019

We have served as the Company’s auditor since 1957.
Adient plc | Form 10-K | 58

Adient plc
Consolidated Statements of Income (Loss)

	Year Ended September 30,
(in millions, except per share data)	2019	2018	2017
Net sales	$16,526	$17,439	$16,213
Cost of sales	15,725	16,535	14,816
Gross profit	801	904	1,397
Selling, general and administrative expenses	671	730	729
Restructuring and impairment costs	176	1,181	46
Equity income (loss)	275	(13)	522
Earnings (loss) before interest and income taxes	229	(1,020)	1,144
Net financing charges	182	144	132
Other pension expense (income)	45	(43)	(49)
Income (loss) before income taxes	2	(1,121)	1,061
Income tax provision (benefit)	410	480	99
Net income (loss)	(408)	(1,601)	962
Income (loss) attributable to noncontrolling interests	83	84	85
Net income (loss) attributable to Adient	$(491)	$(1,685)	$877

Earnings per share:
Basic	$(5.25)	$(18.06)	$9.38
Diluted	$(5.25)	$(18.06)	$9.34

Shares used in computing earnings per share:
Basic	93.6	93.3	93.5
Diluted	93.6	93.3	93.9

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 59

Adient plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2019	2018	2017
Net income (loss)	(408)	(1,601)	962
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(35)	(117)	(133)
Realized and unrealized gains (losses) on derivatives	(1)	(10)	17
Pension and postretirement plans	(2)	1	—
Other comprehensive income (loss)	(38)	(126)	(116)
Total comprehensive income (loss)	(446)	(1,727)	846
Comprehensive income (loss) attributable to noncontrolling interests	83	92	90
Comprehensive income (loss) attributable to Adient	$(529)	$(1,819)	$756

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 60

Adient plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except share and per share data)	2019	2018
Assets
Cash and cash equivalents	$924	$687
Accounts receivable, less allowance for doubtful accounts of $14 and $15, respectively	1,905	2,091
Inventories	793	824
Other current assets	494	707
Current assets	4,116	4,309
Property, plant and equipment - net	1,671	1,683
Goodwill	2,150	2,182
Other intangible assets - net	405	460
Investments in partially-owned affiliates	1,399	1,407
Assets held for sale	—	37
Other noncurrent assets	601	864
Total assets	$10,342	$10,942
Liabilities and Shareholders' Equity
Short-term debt	$22	$6
Current portion of long-term debt	8	2
Accounts payable	2,709	3,101
Accrued compensation and benefits	364	331
Restructuring reserve	123	141
Other current liabilities	609	611
Current liabilities	3,835	4,192
Long-term debt	3,708	3,422
Pension and postretirement benefits	151	124
Other noncurrent liabilities	408	440
Long-term liabilities	4,267	3,986
Commitments and Contingencies (Note 20)
Redeemable noncontrolling interests	51	47
Preferred shares issued, par value $0.001; 100,000,000 shares authorized zero shares issued and outstanding at September 30, 2019	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 93,620,714 shares issued and outstanding at September 30, 2019	—	—
Additional paid-in capital	3,962	3,951
Retained earnings (accumulated deficit)	(1,545)	(1,028)
Accumulated other comprehensive income (loss)	(569)	(531)
Shareholders' equity attributable to Adient	1,848	2,392
Noncontrolling interests	341	325
Total shareholders' equity	2,189	2,717
Total liabilities and shareholders' equity	10,342	$10,942

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 61

Adient plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2019	2018	2017
Operating Activities
Net income (loss) attributable to Adient	$(491)	$(1,685)	$877
Income attributable to noncontrolling interests	83	84	85
Net income (loss)	(408)	(1,601)	962
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	278	400	337
Amortization of intangibles	40	47	21
Pension and postretirement benefit expense (benefit)	53	(36)	(41)
Pension and postretirement contributions, net	(19)	11	(38)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $4, $22 and $22, respectively)	(55)	(55)	(91)
Impairment of nonconsolidated partially owned affiliate	—	358	—
Gain on previously-held interest	—	—	(151)
Deferred income taxes	288	344	(52)
Non-cash restructuring and impairment charges	78	1,134	—
Equity-based compensation	20	47	45
Other	23	11	(6)
Changes in assets and liabilities:
Receivables	131	73	30
Inventories	8	(106)	(10)
Other assets	150	46	13
Restructuring reserves	(108)	(135)	(179)
Accounts payable and accrued liabilities	(191)	143	(113)
Accrued income taxes	20	(2)	19
Cash provided (used) by operating activities	308	679	746
Investing Activities
Capital expenditures	(468)	(536)	(577)
Sale of property, plant and equipment	68	53	44
Settlement of cross-currency interest rate swaps	10	—	—
Acquisition of businesses, net of cash acquired	—	—	(247)
Changes in long-term investments	3	(4)	(11)
Other	4	—	(4)
Cash provided (used) by investing activities	(383)	(487)	(795)
Financing Activities
Net transfers from (to) Parent prior to separation	—	—	606
Cash transferred from former Parent post separation	—	—	315
Increase (decrease) in short-term debt	17	(31)	(7)
Increase (decrease) in long-term debt	1,600	—	183
Repayment of long-term debt	(1,204)	(2)	(302)
Debt financing costs	(47)	—	—
Share repurchases	—	—	(40)
Cash dividends	(26)	(103)	(52)
Dividends paid to noncontrolling interests	(62)	(74)	(79)
Formation of consolidated joint venture	28	—	—
Other	(3)	(3)	3
Cash provided (used) by financing activities	303	(213)	627
Effect of exchange rate changes on cash and cash equivalents	9	(1)	26
Increase (decrease) in cash and cash equivalents	237	(22)	604
Cash and cash equivalents at beginning of period	687	709	105
Cash and cash equivalents at end of period	$924	$687	$709

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 62

Adient plc
Consolidated Statements of Shareholders' Equity

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Parent's Net Investment	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2016	$—	$—	$—	$4,452	$(276)	$4,176	$131	$4,307
Net income	—	—	812	65	—	877	60	937
Change in Parent's net investment	—	—	—	(880)	—	(880)	—	(880)
Transfers from former Parent	—	333	—	—	—	333	—	333
Reclassification of Parent's net investment and issuance of ordinary shares in connection with separation	—	3,637	—	(3,637)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(138)	(138)	5	(133)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	17	17	—	17
Dividends declared ($0.825 per share)	—	—	(78)	—	—	(78)	—	(78)
Repurchase and retirement of ordinary shares	—	(40)	—	—	—	(40)	—	(40)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(58)	(58)
Change in noncontrolling interest share	—	—	—	—	—	—	175	175
Share based compensation and other	—	12	—	—	—	12	—	12
Balance at September 30, 2017	$—	$3,942	$734	$—	$(397)	$4,279	$313	$4,592
Net income (loss)	—	—	(1,685)	—	—	(1,685)	60	(1,625)
Foreign currency translation adjustments	—	—	—	—	(125)	(125)	7	(118)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	(10)	(10)	—	(10)
Dividends declared ($0.825 per share)	—	—	(77)	—	—	(77)	—	(77)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(56)	(56)
Change in noncontrolling interest share	—	—	—	—	—	—	1	1
Share based compensation and other	—	9	—	—	1	10	—	10
Balance at September 30, 2018	$—	$3,951	$(1,028)	$—	$(531)	$2,392	$325	$2,717
Net income (loss)	—	—	(491)	—	—	(491)	53	(438)
Foreign currency translation adjustments	—	—	—	—	(35)	(35)	(3)	(38)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	(1)	(1)	—	(1)
Employee retirement plans	—	—	—	—	(2)	(2)	—	(2)
Dividends declared ($0.275 per share)	—	—	(26)	—	—	(26)	—	(26)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(61)	(61)
Change in noncontrolling interest share	—	—	—	—	—	—	28	28
Share based compensation and other	—	11	—	—	—	11	(1)	10
Balance at September 30, 2019	$—	$3,962	$(1,545)	$—	$(569)	$1,848	$341	$2,189

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 63

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
The consolidated financial statements of Adient have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). During the second quarter of fiscal 2019, Adient realigned certain of its organizational structure to manage its business primarily on a geographic basis, resulting in a change to reportable segments. As a result, the prior period presentation of reportable segments has been recast to conform to the current segment reporting structure. Refer to Note 18, "Segment Information" for additional information on Adient's reportable segments.
Principles of Consolidations
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
The financial statements for periods prior to the separation include certain assets and liabilities that have historically been held at the former Parent but are specifically identifiable or otherwise attributable to Adient. All significant intercompany transactions and accounts within Adient's businesses have been eliminated. All intercompany transactions between Adient and the former Parent prior to the separation have been included in the consolidated financial statements as Parent's net investment. Expense related to corporate allocations from the former Parent to Adient are considered to be effectively settled for cash in the financial statements at the time the transaction is recorded. In addition, transactions between Adient and the former Parent's other businesses prior the separation have been classified as related party, rather than intercompany, in the financial statements. See Note 21, " Related Party Transactions," of the notes to the consolidated financial statements for further details.
During the second quarter of fiscal 2018, Adient recorded expense of $8 million for an out of period adjustment, primarily impacting cost of goods sold, to correct a prior period error related to an unrecorded obligation. Adient has concluded that this adjustment was not material to previously reported financial statements nor to full year fiscal 2018 results.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended September 30, 2019 and 2018, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
Adient plc | Form 10-K | 64

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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

	September 30,
(in millions)	2019	2018
Current assets	$236	$270
Noncurrent assets	40	43
Total assets	$276	$313

Current liabilities	$235	$252
Total liabilities	$235	$252

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
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. See Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements for fair value of financial instruments, including derivative instruments and hedging activities.
Cash and Cash Equivalents
Adient considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash is managed by legal entity, with cash pooling agreements in place for all participating entities on a global basis, as applicable. Prior to the October 2016 separation, transfers of cash to and from the former Parent's cash management system were reflected as a component of Parent's net investment in the consolidated statements of financial position. Accordingly, the cash and cash equivalents held by the former Parent were not attributed to Adient for any of the years presented, as legal ownership remained with the former Parent.
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
Adient plc | Form 10-K | 65

Pre-Production Costs Related to Long-Term Supply Arrangements
Adient's policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and administrative expense in the consolidated statements of income. At September 30, 2019 and 2018, Adient recorded within the consolidated statements of financial position $303 million and $301 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year. At September 30, 2019, Adient had $117 million and $186 million of reimbursable costs recorded in current and noncurrent assets, respectively. At September 30, 2018, Adient had $132 million and $169 million of reimbursable costs recorded in current and noncurrent assets, respectively.
Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if Adient has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2019 and 2018, approximately $60 million and $54 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which Adient had title. In addition, at September 30, 2019, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $101 million and $28 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured. At September 30, 2018, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $208 million and $17 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.
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
Goodwill and Other Intangible Assets
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments using a fair value method based on management's judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient primarily uses an income approach utilizing discounted cash flow analyses. Adient also uses a market approach utilizing published multiples of earnings of comparable entities with similar operational and economic characteristics to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. An impairment is recorded to the extent the estimated fair value exceeds the carrying amount of the reporting unit.
Intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired.
Impairment of Long-Lived Assets
Adient reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Adient conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires Adient to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is
Adient plc | Form 10-K | 66

recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Refer to Note 16, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the results of Adient's impairment analysis.
Impairment of Investments in Partially-Owned Affiliates
Adient monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If Adient determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. Refer to Note 19, "Nonconsolidated Partially-Owned Affiliates" for information regarding the results of Adient's impairment analysis.
Revenue Recognition
Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, an awarded program does not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments. Refer to Note 2, "Revenue Recognition" for information on Adient's revenue recognition.

Customers
Essentially all of Adient's sales are to the automotive industry. Adient's most significant customers include Fiat Chrysler Automobiles N.V. and Volkswagen Group which comprised 11% and 9% of consolidated net sales, respectively, in fiscal 2019, Fiat Chrysler Automobiles N.V. and Volkswagen Group which comprised 11% and 10% of consolidated net sales, respectively, in fiscal 2018 and Volkswagen Group which comprised 11% of consolidated net sales in fiscal 2017.
Research and Development Costs
Expenditures for research activities relating to product development and improvement (other than those expenditures that are contractually guaranteed for reimbursement from the customer) are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the years ended September 30, 2019, 2018 and 2017 were $454 million, $513 million and $488 million, respectively. A portion of these costs associated with these activities are reimbursed by customers and, for the fiscal years ended September 30, 2019, 2018 and 2017 were $291 million, $298 million and $350 million, respectively.
Foreign Currency Translation
Substantially all of Adient's international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The resulting translation adjustments are accumulated as a component of accumulated other comprehensive income. The aggregate transaction gains (losses) included in net income for the years ended September 30, 2019, 2018 and 2017 were $(12) million, $(4) million and $1 million, respectively.
Derivative Financial Instruments
The fair values of all derivatives are recorded in the consolidated statements of financial position. The change in a derivative's fair value is recorded each period in current earnings or accumulated other comprehensive income (AOCI), depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. Refer to Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements for disclosure of Adient's derivative instruments and hedging activities.
Adient plc | Form 10-K | 67

Stock-Based Compensation
Stock-based compensation is initially measured at the fair value of the awards on the grant date and is recognized in the financial statements over the period the employees are required to provide services in exchange for the awards. The fair value of restricted stock awards is based on the number of units granted and the stock price on the grant date. The fair value of performance-based share unit, or PSU, awards is based on the stock price at the grant date and the assessed probability of meeting future performance targets. The fair value of option awards is measured on the grant date using the Black-Scholes option-pricing model. The fair value of each stock appreciation right, or SAR, is estimated using a similar method described for stock options. The fair value of cash settled awards are recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value. Refer to Note 12, "Stock-Based Compensation," of the notes to consolidated audited financial statements for Adient's stock based compensation disclosures.
Pension and Postretirement Benefits
Adient utilizes a mark-to-market approach for recognizing pension and postretirement benefit expenses, including measuring the market related value of plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. Refer to Note 14, "Retirement Plans," of the notes to consolidated financial statements for disclosure of Adient's pension and postretirement benefit plans.
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

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed and enacted into law, and is effective for tax years beginning on or after January 1, 2018, with the exception of certain provisions. The Act includes a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries, which was effective for Adient beginning in fiscal year 2019. Adient has made a policy election to treat taxes due under the GILTI provision as a current period expense in the reporting period in which the tax is incurred.

Refer to Note 17, "Income Taxes," of the notes to consolidated audited financial statements for Adient's income tax disclosures.

Adient plc | Form 10-K | 68

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Year Ended September 30,
(in millions, except per share data)	2019	2018	2017
Numerator:
Net income (loss) attributable to Adient	$(491)	$(1,685)	$877

Denominator:
Shares outstanding	93.6	93.3	93.5
Effect of dilutive securities	—	—	0.4
Diluted shares	93.6	93.3	93.9

Earnings per share:
Basic	$(5.25)	$(18.06)	$9.38
Diluted	$(5.25)	$(18.06)	$9.34
Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share which for fiscal 2019 and 2018 is a result of being in a loss position.

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

The effect of the retrospective presentation change related to the net periodic cost of Adient's defined benefit pension and other postretirement employee benefits ("OPEB") plans on the consolidated statements of income (loss) for fiscal 2018 and 2017 resulted in $7 million and $11 million increases to cost of sales, and $7 million and $11 million decreases to gross profit, $36 million and $38 million increases to selling, general and administrative expenses, and $43 million and $49 million decreases to earnings (loss) before interest and income taxes and $(43) million and $(49) million increases to other pension expense (income) line items in the condensed consolidated statements of income, respectively. As a result of presenting certain pension costs as non-operating items, adjusted EBITDA for fiscal 2018 and 2017 decreased in EMEA by $4 million and$4 million, respectively.

Adient plc | Form 10-K | 69

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
Adient plc | Form 10-K | 70

Standards Effective After Fiscal 2019
Adient believes that the ASU summarized below, which is effective at the beginning of fiscal 2020, will significantly impact the consolidated financial statements:

Standard Pending Adoption	Description	Anticipated Impact	Date Effective
ASU 2016-02, 2018-01, 2018-10, 2018-11 and ASU 2019-01	The standard requires that a lessee recognize on its balance sheet right-of-use assets and corresponding liabilities resulting from leasing transactions, as well as additional financial statement disclosures. Currently, U.S. GAAP only requires balance sheet recognition for leases classified as capital leases. The provisions of this update apply to substantially all leased assets.
Adient will adopt the new standard October 1, 2019 using the modified retrospective approach, which permits the comparative periods presented in the financial statements to be in accordance with ASC 840, Leases. The adoption is expected to result in the recognition of right-of-use (ROU) assets and corresponding lease liabilities totaling less than 5% of total assets as of September 30, 2019.
October 1, 2019

Adient has considered the ASUs summarized below, effective after fiscal 2019, none of which are expected to significantly impact the consolidated financial statements:

Standard Pending Adoption	Description	Date Effective
ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments	ASU 2016-13 changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts. Available-for-sale debt securities with unrealized losses will now be recorded through an allowance for credit losses.	October 1, 2020

ASU 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting	ASU 2018-07 expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606.	October 1, 2019

ASU 2018-13, Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	The amendments in ASU 2018-13 eliminate, add, and modify certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for Adient for the quarter ending December 31, 2019, with early adoption permitted for either the entire ASU or only the provisions that eliminate or modify requirements. The amendments with respect to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented.	October 1, 2019

ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The amendments in ASU 2018-14 eliminate, add, and modify certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance is to be applied on a retrospective basis to all periods presented.	October 1, 2020

Adient plc | Form 10-K | 71

Adient has considered the ASUs summarized below, effective after fiscal 2019, none of which are expected to significantly impact the consolidated financial statements: (continued)
Standard Pending Adoption	Description	Date Effective
ASU 2018-17, Consolidated: Targeted Improvements to Related Party Guidance for Variable Interest Entities	The amendments in this Update affect reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation-Overall.	October 1, 2019
ASU 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606	The amendments in this Update make targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements as follows: 1) Clarify that certain transactions between collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. 2) Add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. 3) Require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer.	October 1, 2019

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

Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, the program can be canceled at any time without cause by the customer. Programs awarded to Adient to supply parts to its customers do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is generally recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments (some of which are accounted for as variable consideration and subject to being constrained, but which have not significantly changed under ASC 606), net of the impact, if any, of consideration paid to the customer.

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

Adient plc | Form 10-K | 72

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities were identified upon adoption of ASC 606 or at September 30, 2019. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. See Note 18, "Segment Information", for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

Adient's affiliate, Adient Aerospace, LLC ("Adient Aerospace"), became operational on October 11, 2018 after securing regulatory approvals. Adient's ownership position in Adient Aerospace throughout fiscal 2019 was 50.01% but was reduced to 19.99% on October 25, 2019 through an agreement reached with Boeing, resulting in the deconsolidation of Adient Aerospace on that date, including $37 million of cash. Adient Aerospace will develop, manufacture, and sell a portfolio of seating products to airlines and aircraft leasing companies for installation on Boeing and other OEM commercial airplanes, for both production line-fit and retrofit configurations. Adient Aerospace's results are included within the Americas segment. Initial contributions of $28 million were made during the first quarter of fiscal 2019 by each partner.

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
Adient plc | Form 10-K | 73

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
During July 2017, Guangzhou Adient Automotive Seating Co., Ltd. (“GAAS”), one of Adient's non-consolidated partially-owned affiliates in China became a consolidated entity as a result of an amendment to the rights agreement. This transaction was accounted for as a step acquisition and fair value accounting was applied. A fair value of $354 million was determined through a valuation using the income approach. A gain of $151 million was recorded on Adient's previously held interest and is included in equity income in the consolidated statements of operations. During fiscal 2018, Adient recorded certain measurement period adjustments related to GAAS which resulted in an increase to goodwill of $3 million. Adient has recorded the fair value allocation for the assets and liabilities of the entity based on the final fair values, as follows:

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

The impact of the Futuris acquisition on consolidated results include $497 million of incremental net sales and an immaterial impact on net income during fiscal 2018, respectively. The impact of the GAAS consolidation in July 2017 on consolidated results include $341 million of incremental net sales and an immaterial impact on net income during fiscal 2018, respectively.

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
Adient plc | Form 10-K | 74

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

4. Inventories

Inventories consisted of the following:

	September 30,
(in millions)	2019	2018
Raw materials and supplies	$609	$626
Work-in-process	32	38
Finished goods	152	160
Inventories	$793	$824

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,
(in millions)	2019	2018
Buildings and improvements	$1,183	$1,277
Machinery and equipment	4,612	4,501
Construction in progress	262	298
Land	135	139
Total property, plant and equipment	6,192	6,215
Less: accumulated depreciation	(4,521)	(4,532)
Property, plant and equipment - net	$1,671	$1,683

Refer to Note 16, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for additional information related to the fixed asset impairment charges related to the seat structure and mechanism operations.

There were no material leased capital assets included in net property, plant and equipment at September 30, 2019 and 2018.

As of September 30, 2019, Adient is the lessor of properties included in gross building and improvements for $34 million and accumulated depreciation of $26 million. As of September 30, 2018, Adient is the lessor of properties included in land for $5 million, gross building and improvements for $110 million and accumulated depreciation of $80 million.

Adient plc | Form 10-K | 75

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2017	$731	$708	$1,076	$2,515
Business acquisitions	(18)	—	3	(15)
Impairment	(71)	(228)	—	(299)
Currency translation and other	—	(11)	(8)	(19)
Balance at September 30, 2018	$642	$469	$1,071	$2,182
Currency translation and other	(4)	(40)	12	(32)
Balance at September 30, 2019	$638	$429	$1,083	$2,150

During the second quarter of fiscal 2019, Adient began reporting three new segments: 1) Americas, which is inclusive of North America and South America; 2) Europe, Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia"). Accordingly, goodwill previously reported in the former Seating segment has been reallocated to the three new segments on a relative fair value basis. Refer to Note 18, "Segment Information" for more information on Adient's reportable segments.

Adient evaluates its goodwill for impairment on an annual basis, or as facts and circumstances warrant. As a result of the change in reportable segments during the second quarter of fiscal 2019, Adient conducted goodwill impairment analyses of the newly allocated goodwill balances under the new reportable segment structure and identified no impairment. Adient also performed its annual goodwill impairment test during the fourth quarter of fiscal 2019 resulting in no goodwill impairment. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Adient estimated the fair value of each of its reporting units using an income approach, which utilized Level 3 unobservable inputs. These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows, the appropriate discount rates (based on weighted average cost of capital ranging from 14.5% to 16.0% as of September 30, 2019 and from 14.5% to 17.5% as of March 31, 2019) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on Adient's results of operations.

During fiscal 2018, Adient conducted goodwill impairment analyses of the allocated goodwill balances under the reportable segment structure at that time. Adient performed impairment reviews for its reporting units, which had been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Adient estimated the fair value of its reportable segments using both a multiple of earnings approach and an income approach, both of which utilized Level 3 unobservable inputs. These calculations contained uncertainties as they required management to make assumptions about market comparables, future cash flows, the appropriate discount rate (based on weighted average cost of capital) and growth rate to reflect the risk inherent in the future cash flows. The estimated future cash flows reflected management's latest assumptions of the financial projections based on current and anticipated competitive landscape and product profitability based on historical trends. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on Adient's results of operations. As a result of the analyses, Adient determined that goodwill associated with its seat structure and mechanism operations was fully impaired. Consequently, a pre-tax goodwill impairment charge of $299 million was recognized in the second quarter of fiscal 2018 in the consolidated statements of income (loss) within the restructuring and impairment costs line item. The goodwill impairment charge represented a triggering event for additional impairment considerations of other long-lived assets, including an analysis of the recoverability of long-lived assets as of March 31, 2018. No further goodwill or other long-lived asset impairments were identified during the second quarter of fiscal 2018. No goodwill impairments were identified as of September 30, 2018. Refer to Note 16, "Impairment of Long-Lived Assets" for information on long-lived asset impairment charges.

Adient plc | Form 10-K | 76

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	September 30, 2019			September 30, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$27	$(17)	$10	$21	$(14)	$7
Customer relationships	494	(129)	365	509	(101)	408
Trademarks	51	(32)	19	58	(30)	28
Miscellaneous	21	(10)	11	29	(12)	17
Total intangible assets	$593	$(188)	$405	$617	$(157)	$460

Adient evaluates its other intangible assets for impairment as facts and circumstances warrant. Of the $66 million long-lived asset impairment charge recognized during the second quarter of fiscal 2019, $4 million was attributable to a customer relationship intangible asset. Of the $787 million long-lived asset impairment charge recognized during the fourth quarter of fiscal 2018, $19 million was attributable to a customer relationship intangible asset. Refer to Note 16, "Impairment of Long-Lived Assets" of the notes to the consolidated financial statements for additional information.

Amortization of other intangible assets for the fiscal years ended September 30, 2019, 2018 and 2017 was $40 million, $47 million and $21 million, respectively. Adient anticipates amortization for fiscal 2020, 2021, 2022, 2023 and 2024 will be approximately $38 million, $37 million, $36 million, $35 million and $33 million, respectively.

7. Product Warranties
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
The changes in Adient's total product warranty liability are as follows:

	September 30,
(in millions)	2019	2018
Balance at beginning of period	$11	$19
Accruals for warranties issued during the period	11	7
Changes in accruals related to pre-existing warranties (including changes in estimates)	6	(4)
Settlements made (in cash or in kind) during the period	(6)	(11)
Balance at end of period	$22	$11

In the second quarter of fiscal 2019, Adient recorded $7 million of warranty expense to correct a prior period error related to incurred but not yet reported warranty expense. Adient has concluded that this adjustment was not material to the consolidated financial statements for any period reported.

8. Leases

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require Adient to pay for insurance, taxes and maintenance of the property.

Adient plc | Form 10-K | 77

Certain facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for the fiscal years ended September 30, 2019, 2018 and 2017 was $154 million, $149 million and $126 million, respectively.

Future minimum operating lease payments at September 30, 2019 are as follows:

(in millions)	Operating Leases
2020	$119
2021	91
2022	64
2023	51
2024	40
After 2024	94
Total minimum lease payments	$459

9. Debt and Financing Arrangements
Long-term debt consisted of the following:

	September 30,
(in millions)	2019	2018
Term Loan A - LIBOR plus 1.75% due in 2021	$—	$1,200
Term Loan B - LIBOR plus 4.25% due in 2024	798	—
4.875% Notes due in 2026	900	900
3.50% Notes due in 2024	1,094	1,162
7.00% Notes due in 2026	800	—
European Investment Bank Loan - EURIBOR plus 0.90% due in 2022	180	192
Capital lease obligations	—	2
Less: debt issuance costs	(56)	(32)
Gross long-term debt	3,716	3,424
Less: current portion	8	2
Net long-term debt	$3,708	$3,422

Existing debt arrangements
On May 6, 2019 (the “Refinancing Date”), Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, entered into a new asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. As of September 30, 2019, Adient's availability under this facility was $983 million.
Adient plc | Form 10-K | 78

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

The ABL Credit Facility, Term Loan B Agreement and the Notes contain covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay dividends or make other distributions on, or repurchase or redeem, Adient’s capital stock or certain other debt; make other restricted payments; and consolidate or merge with, or convey, transfer or lease all or substantially all of Adient’s and its restricted subsidiaries’ assets, to another person. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

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
Adient plc | Form 10-K | 79

On November 6, 2018, Adient entered into an amendment to the Original Credit Facilities (“First Amended Credit Facilities") whereby the financial maintenance covenant was amended to require Adient to maintain a total net leverage ratio equal to or less than 4.5x adjusted EBITDA (previously 3.5x adjusted EBITDA), with step down provisions starting in the quarter ending December 31, 2020. The amendment also expanded the upper range of interest rate margins such that the drawn portion of the First Amended Credit Facilities would bear interest based on LIBOR plus a margin between 1.25% -2.50% (previously1.25% - 2.25%), based on Adient’s total net leverage ratio. No other terms were impacted by the first amendment. On February 6, 2019, Adient entered into an amendment to the First Amended Credit Facilities (“Second Amended Credit Facilities") whereby the financial maintenance covenant contained in the First Amended Credit Facilities was amended to require Adient to maintain a first lien secured net leverage ratio equal to or less than 2.5x adjusted EBITDA as of the last day of each quarter, with step down provisions starting on September 30, 2020. The amendment also added a new tier to the pricing schedule that will be applicable when the total net leverage ratio exceeds 4.0x adjusted EBITDA and amended certain other definitions, negative covenants and other terms within the credit facility.
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

Principal payments required on long-term debt during the next five years are as follows:

	Year Ended September 30,
(in millions)	2020	2021	2022	2023	2024
Principal payments	$8	$8	$188	$8	$1,860

Short-term debt consisted of the following:

	Year Ended September 30,
(in millions)	2019	2018	2017
Bank borrowings	$22	$6	$36
Weighted average interest rate on short-term debt outstanding (1)	2.9%	4.8%	3.0%
(1) The weighted average interest rates on short-term debt varies based on levels of debt maintained in various jurisdictions.
Net Financing Charges
Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Year Ended September 30,
(in millions)	2019	2018	2017
Interest expense, net of capitalized interest costs	$167	$142	$126
Banking fees and debt issuance cost amortization	26	7	10
Interest income	(11)	(5)	(4)
Net financing charges	$182	$144	$132

Banking fee expense in fiscal 2019 includes $13 million of one-time deferred financing fee charges associated with Adient's former debt arrangements. Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2019, 2018 and 2017 was $137 million, $143 million and $129 million, respectively.

Adient plc | Form 10-K | 80

10. Derivative Instruments and Hedging Activities
Adient selectively uses derivative instruments to reduce Adient's market risk associated with changes in foreign currency. Under Adient's policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized to manage Adient's risk is included in the following paragraphs. In addition, refer to Note 11, "Fair Value Measurements," of the notes to consolidated financial statements for information related to the fair value measurements and valuation methods utilized by Adient for each derivative type.
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2019 and 2018, respectively.
Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses. As of September 30, 2019, there were no equity swaps outstanding.
As of September 30, 2019, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
Adient entered into cross-currency interest rate swaps during fiscal 2018 to selectively hedge portions of its net investment in Europe. The currency effects of the cross-currency interest rate swaps are reflected in the AOCI account within shareholders’ equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in Europe. As of September 30, 2019, Adient had one cross-currency interest rate swap outstanding totaling approximately €80 million designated as a net investment hedge in Adient’s net investment in Europe.

Adient entered into a cross-currency interest rate swap during fiscal 2019 to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swap is reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Japan. As of September 30, 2019, Adient had one cross-currency interest rate swap outstanding totaling approximately ¥11 billion designated as a net investment hedge in Adient's net investment in Japan.

Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Company's Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of September 30, 2019, Adient had two interest rate caps outstanding totaling approximately $200 million.

Adient plc | Form 10-K | 81

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30,
(in millions)	2019	2018	2019	2018
Other current assets
Foreign currency exchange derivatives	$5	$4	$3	$4
Cross-currency interest rate swaps	12	—	—	—
Other noncurrent assets
Foreign currency exchange derivatives	—	—	1	2
Interest rate cap	1	—	—	—
Cross-currency interest rate swaps	1	13	—	—
Total assets	$19	$17	$4	$6

Other current liabilities
Foreign currency exchange derivatives	$12	$11	$—	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	2	—	—
Equity swaps	—	—	—	2
Long-term debt
Foreign currency denominated debt	1,094	1,162	—	—
Total liabilities	$1,109	$1,175	$—	$2

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of September 30, 2019 and September 30, 2018, no cash collateral was received or pledged under the master netting agreements.

Adient plc | Form 10-K | 82

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
	September 30,
(in millions)	2019	2018	2019	2018
Gross amount recognized	$23	$23	$1,109	$1,177
Gross amount eligible for offsetting	(9)	(5)	(9)	(5)
Net amount	$14	$18	$1,100	$1,172

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

(in millions)	Year Ended September 30,
	2019	2018	2017
Foreign currency exchange derivatives	$(5)	$(9)	$3

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Year Ended September 30,
		2019	2018	2017
Foreign currency exchange derivatives	Cost of sales	$(4)	$(3)	$(13)

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Year Ended September 30,
		2019	2018	2017
Foreign currency exchange derivatives	Cost of sales	$(2)	$4	$(20)
Equity swap	Selling, general and administrative	(13)	(25)	3
Foreign currency exchange derivatives	Net financing charges	5	(5)	36
Total		$(10)	$(26)	$19

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $74 million, $31 million and $(61) million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. For the years ended September 30, 2019, 2018 and 2017, respectively, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.
Adient plc | Form 10-K | 83

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
Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value. Refer to Note 14, "Retirement Plans" for fair value tables of pension assets.

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$—	$8	$—
Cross-currency interest rate swaps	12	—	12	—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Cross-currency interest rate swaps	1	—	1	—
Interest rate cap	1	—	1	—
Total assets	$23	$—	$23	$—
Other current liabilities
Foreign currency exchange derivatives	$12	$—	$12	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$15	$—	$15	$—

Adient plc | Form 10-K | 84

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent assets
Foreign currency exchange derivatives	2	—	2	—
Cross-currency interest rate swaps	13	—	13	—
Total assets	$23	$—	$23	$—
Other current liabilities
Foreign currency exchange derivatives	$11	$—	$11	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	—	2	—
Equity swaps	2	—	2	—
Total liabilities	$15	$—	$15	$—

Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2019 and 2018, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.
Equity swaps Adient selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are recorded at fair value. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses. As of September 30, 2019, there were no equity swaps outstanding.
Cross-currency interest rate swaps Adient selectively uses cross-currency interest rate swaps to hedge portions of its net investment in Europe. During fiscal 2018, Adient entered into two floating to floating cross-currency interest rate swaps totaling approximately €160 million designated as net investment hedges in Adient's net investment in Europe. During fiscal 2019, Adient entered into one floating to floating cross-currency interest rate swap totaling ¥11 billion designated as a net investment hedge in Adient's net investment in Japan. As of September 30, 2019, Adient had one €80 million cross-currency interest rate swap and one ¥11 billion cross-currency interest rate swap outstanding, respectively.

Interest rate caps Adient selectively uses interest rate caps to limit the impact of floating rate interest payment increases on its Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of September 30, 2019, Adient had two interest rate caps outstanding totaling approximately $200 million.

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.4 billion and $3.3 billion at September 30, 2019 and 2018, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

Adient plc | Form 10-K | 85

12. Stock-Based Compensation
Adient provides certain key employees equity awards in the form of restricted stock units (RSU) and performance share units (PSUs) under the Adient plc 2016 Omnibus Incentive Plan (the Plan) and provides directors with share awards under the Adient plc 2016 Director Share Plan. These plans were adopted in conjunction with the separation.
Total stock-based compensation cost included in the consolidated statements of income was $20 million, $47 million and $45 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. The total income tax benefit recognized in the consolidated statements of income for the share-based compensation arrangements was $0 million, $0 million (due to tax valuation allowances in fiscal 2019 and fiscal 2018) and $21 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. Stock-based compensation expense prior to the separation was allocated to Adient based on the portion of Adient's equity compensation programs in which Adient employees participated.
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
The following tables present activity related to the conversion and granting of awards during the twelve months ended September 30, 2019 along with the composition of outstanding and exercisable awards at September 30, 2019 for remaining former Parent and new Adient awards.
Restricted Stock

The Plan provides for the award of restricted stock or restricted stock units to certain employees. These awards are typically share settled except for certain non-U.S. employees or those who elect to defer settlement until retirement at which point the award would be settled in cash. Cash settled awards are recorded in Adient's consolidated statements of financial position as a liability and adjusted each reporting period for changes in share value until the settlement of the award. Restricted stock awards typically vest over a three year period following the grant date. The Plan allows for different vesting terms on specific grants with approval by Adient's Board of Directors.

A summary of the status of nonvested restricted stock awards at September 30, 2019, and changes for the fiscal year then ended, for Adient employees is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Nonvested, September 30, 2018	$48.62	1,442,011
Granted	$34.26	440,944
Vested	$46.14	(1,045,336)
Forfeited	$48.92	(278,687)
Nonvested, September 30, 2019	$42.19	558,932

Former Parent nonvested, September 30, 2019	$—	—
Adient nonvested, September 30, 2019	$42.19	558,932
Total nonvested, September 30, 2019	$42.19	558,932

At September 30, 2019, Adient had approximately $11 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Adient plc | Form 10-K | 86

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

A summary of the status of Adient's nonvested PSUs at September 30, 2019, and changes for the fiscal year then ended, for Adient employees is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Nonvested, September 30, 2018	$56.75	266,063
Granted	$23.76	526,605
Vested	$—	—
Forfeited	$35.69	(160,596)
Nonvested, September 30, 2019	$34.61	632,072

At September 30, 2019, Adient had approximately $3 million of total unrecognized compensation cost related to nonvested performance share units granted. That cost is expected to be recognized over a weighted-average period of 1.6 years.
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
A summary of stock option activity at September 30, 2019, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2018	$34.51	1,087,981
Exercised	$25.76	(368,128)
Forfeited or expired	$41.89	(128,223)
Outstanding, September 30, 2019	$38.25	591,630	4.0	$4

Exercisable, September 30, 2019	$38.25	591,630	4.0	$4

Former Parent outstanding, September 30, 2019	$38.52	505,849	4.2	$4
Adient outstanding, September 30, 2019	$37.36	85,781	3.3	$—
Total outstanding, September 30, 2019	$38.35	591,630	4.0	$4

Former Parent exercisable, September 30, 2019	$38.52	505,849	4.2	$4
Adient exercisable, September 30, 2019	$37.36	85,781	3.3	$—
Total exercisable, September 30, 2019	$38.35	591,630	4.0	$4

Adient plc | Form 10-K | 87

There were no stock options granted in fiscal years 2019, 2018 and 2017 respectively. The total intrinsic value of options exercised by Adient employees during the fiscal years ended September 30, 2019, 2018 and 2017 was approximately $5 million, $7 million and $18 million, respectively, primarily consisting of former Parent awards.

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

A summary of SAR activity at September 30, 2019, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2018	$29.12	391,270
Exercised	$24.08	(80,732)
Forfeited or expired	$33.19	(19,074)
Outstanding, September 30, 2019	$30.24	291,464	2.8	$4

Exercisable, September 30, 2019	$30.24	291,464	2.8	$4

Former Parent outstanding, September 30, 2019	$29.96	270,183	2.8	$4
Adient outstanding, September 30, 2019	$33.87	21,281	2.8	$—
Total outstanding, September 30, 2019	$30.24	291,464	2.8	$4

Former Parent exercisable, September 30, 2019	$29.96	270,183	2.8	$4
Adient exercisable, September 30, 2019	$33.87	21,281	2.8	$—
Total exercisable, September 30, 2019	$30.24	291,464	2.8	$4

In conjunction with the exercise of SARs, Adient made payments of $1 million, $3 million and $1 million during the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

Adient plc | Form 10-K | 88

13. Equity and Noncontrolling Interests

The following table presents changes in AOCI attributable to Adient:

	Year Ended September 30,
(in millions)	2019	2018	2017
Foreign currency translation adjustments
Balance at beginning of period	$(523)	$(398)	$(260)
Aggregate adjustment for the period, net of tax	(35)	(125)	(138)
Balance at end of period	(558)	(523)	(398)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(7)	3	(14)
Current period changes in fair value, net of tax	(5)	(13)	6
Reclassification to income, net of tax	4	3	11
Balance at end of period	(8)	(7)	3
Pension and postretirement plans
Balance at beginning of period	(1)	(2)	(2)
Net reclassifications to AOCI	(2)	1	—
Balance at end of period	(3)	(1)	(2)
Accumulated other comprehensive income (loss), end of period	$(569)	$(531)	$(397)

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

	Year Ended September 30,
(in millions)	2019	2018	2017
Beginning balance	$47	$28	$34
Net income	30	24	25
Foreign currency translation adjustments	3	1	—
Dividends	(29)	(7)	(31)
Change in noncontrolling interest share	—	1	—
Ending balance	$51	$47	$28

The change in Parent's net investment includes all intercompany activity with the former Parent prior to separation, including a $1.5 billion non-cash settlement during fiscal 2017.

During March 2017, Adient declared a dividend of $0.275 per ordinary share, which was paid in April 2017. In July 2017, Adient declared a dividend of $0.275 per ordinary share, which was paid in August 2017. In September 2017, Adient declared a dividend of $0.275 per ordinary share, which was paid in November 2017. In November 2017, Adient declared a dividend of $0.275 per ordinary share, which was paid in February 2018. In March 2018, Adient declared a dividend of $0.275 per ordinary share, which was paid in May 2018. In June 2018, Adient declared a dividend of $0.275 per ordinary share, which was paid in August 2018. In October 2018, Adient declared a dividend of $0.275 per ordinary share, which was paid in November 2018. Adient suspended its cash dividends following the dividend paid in the first quarter of fiscal 2019.
During fiscal 2017, Adient repurchased 573,437 ordinary shares for $40 million. Repurchased shares were retired immediately upon repurchase. No shares were repurchased during fiscal 2019 and 2018.
Adient plc | Form 10-K | 89

14. Retirement Plans
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
For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $257 million, $230 million and $105 million, respectively, as of September 30, 2019 and $208 million, $188 million and $82 million, respectively, as of September 30, 2018.
In fiscal 2019, Adient paid contributions to the defined benefit pension plans of $19 million. Contributions of at least $17 million in cash to its defined benefit pension plans are expected in fiscal 2020. Projected benefit payments from the plans as of September 30, 2019 are estimated as follows (in millions):

2020	$20
2021	20
2022	27
2023	22
2024	24
2025-2029	166
Savings and Investment Plans
Adient sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, Adient will contribute to certain savings plans based on the employees' eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions expense in connection with these plans amounted to $56 million and $37 million for fiscal years 2019 and 2018, respectively.
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
Adient plc | Form 10-K | 90

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$31	$31	$—	$—	$—
Equity Securities
Domestic	15	2	7	—	6
International - Developed	49	36	10	—	3
International - Emerging	5	2	3	—	—
Fixed Income Securities
Government	218	75	117	—	26
Corporate/Other	66	55	—	—	11
Hedge Fund	65	—	65	—	—
Real Estate	21	—	—	6	15
Total	$470	$201	$202	$6	$61

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$31	$31	$—	$—	$—
Equity Securities
Domestic	17	3	—	—	14
International - Developed	51	36	—	—	15
International - Emerging	5	2	—	—	3
Fixed Income Securities
Government	185	83	67	—	35
Corporate/Other	61	49	2	—	10
Hedge Fund	77	—	77	—	—
Real Estate	22	—	—	6	16
Total	$449	$204	$146	$6	$93

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
Adient plc | Form 10-K | 91

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
The following sets forth a summary of changes in the fair value of pension assets measured using significant unobservable inputs (Level 3):

(in millions)	Real Estate
Pension
Asset value as of September 30, 2017	$11
Redemptions	(5)
Asset value as of September 30, 2018	$6
Redemptions	—
Asset value as of September 30, 2019	$6
Adient plc | Form 10-K | 92

Funded Status
The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status:

	Pension Benefits		Postretirement Benefits (1)
(in millions)	2019	2018	2019	2018
Accumulated Benefit Obligation	$571	$526	$—	$16
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$547	$600	$—	$16
Service cost	7	8	—	—
Interest cost	13	14	—	—
Actuarial (gain) loss	96	(33)	—	—
Benefits and settlements paid	(40)	(28)	—	(1)
Settlement (gain)	—	—	—	(15)
Currency translation adjustment	(25)	(14)	—	—
Projected benefit obligation at end of year	$598	$547	$—	$—
Change in Plan Assets:
Fair value of plan assets at beginning of year	$449	$491	$—	$15
Actual return on plan assets	63	9	—	1
Employer contributions/(distributions)	19	(11)	—	—
Benefits and settlements paid	(40)	(28)	—	(1)
Reallocation of plan assets	—	—	—	(15)
Currency translation adjustment	(21)	(12)	—	—
Fair value of plan assets at end of year	$470	$449	$—	$—
Funded status	$(128)	$(98)	$—	$—
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$24	$29	$—	$—
Accrued benefit liability	(152)	(127)	—	—
Net amount recognized	$(128)	$(98)	$—	$—
(1) The postretirement benefit plan was terminated during fiscal 2018. As a result, a $15 million settlement gain was recorded, reflecting immediate recognition of prior service credits.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Weighted Average Assumptions (1):
Discount rate (2)	3.22%	4.29%	1.85%	2.63%
Rate of compensation increase	NA	NA	3.54%	3.53%
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
Adient plc | Form 10-K | 93

Accumulated Other Comprehensive Income
The amounts in AOCI on the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2019 and 2018 were $3 million and $1 million, respectively, related to pension benefits.
The amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year for pension and postretirement benefits are not significant.
Net Periodic Benefit Cost
The tables that follow contain the components and key assumptions of net periodic benefit cost:

	Pension Benefits			Postretirement Benefits
(in millions)	2019	2018	2017	2019	2018	2017
Components of Net Periodic Benefit Cost (Credit):
Service cost	$7	$8	$8	$—	$—	$—
Interest cost	13	14	12	—	—	1
Expected return on plan assets	(18)	(18)	(17)	—	—	—
Net actuarial (gain) loss	49	(24)	(43)	—	—	(2)
Settlement (gain) loss	2	—	—	—	(15)	—
Net periodic benefit cost (credit)	$53	$(20)	$(40)	$—	$(15)	$(1)

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Expense Assumptions:
Discount rate	4.29%	3.85%	3.70%	2.71%	2.62%	2.10%	NA	NA	3.25%
Expected return on plan assets	5.00%	5.15%	5.50%	4.08%	4.19%	3.80%	NA	NA	3.35%
Rate of compensation increase	N/A	NA	NA	3.46%	3.53%	4.00%	NA	NA	NA

Adient plc | Form 10-K | 94

15. Restructuring and Impairment Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

During fiscal 2019, Adient committed to a restructuring plan ("2019 Plan") of $105 million. Of the restructuring costs recorded, $81 million relates to the EMEA segment, $16 million relates to the Americas segment and $8 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2021. Also recorded in fiscal 2019 is $16 million of prior year underspend, a $9 million increase to a prior year reserve and $6 million of recoveries from a customer related to previous restructuring charges.

The following table summarizes the changes in Adient's 2019 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Original Reserve	$101	$4	$—	$105
Utilized—cash	(32)	—	—	(32)
Utilized—noncash	—	(1)	(2)	(3)
Balance at September 30, 2019	$69	$3	$(2)	$70

In fiscal 2018, Adient committed to a restructuring plan ("2018 Plan") of $71 million that was offset by $20 million of underspend in the 2016 Plan and $5 million of underspend related to other plan years. Of the restructuring costs recorded, $52 million relates to the EMEA segment, $10 million relates to the Asia segment and $9 million relates to the Americas segment. In fiscal 2019 there was adjustment to this plan which resulted in additional $9 million of charges. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2021.

The following table summarizes the changes in Adient's 2018 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Original Reserve	$68	$3	$—	$71
Utilized—cash	(19)	—	—	(19)
Utilized—noncash	—	(2)	(2)	(4)
Balance at September 30, 2018	49	1	(2)	48
Reserve adjustment	9	—	—	9
Utilized—cash	(24)	—	—	(24)
Utilized—noncash	—	(1)	(2)	(3)
Noncash adjustment—underspend	(10)	—	—	(10)
Balance at September 30, 2019	$24	$—	$(4)	$20

In fiscal 2017, Adient committed to a restructuring plan ("2017 Plan") and recorded $46 million of restructuring and impairment costs in the consolidated statements of income. Of the restructuring costs recorded, $34 million relates to the EMEA segment, $7 million relates to the Americas segment and $5 million relates to the Asia segment. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and plant closures. The restructuring actions are expected to be substantially complete in fiscal 2020.

Adient plc | Form 10-K | 95

The following table summarizes the changes in Adient's 2017 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Total
Original Reserve	$42	$4	$46
Utilized—cash	(4)	(4)	(8)
Balance at September 30, 2017	38	—	38
Utilized—cash	(26)	—	(26)
Balance at September 30, 2018	12	—	12
Utilized—cash	(3)	—	(3)
Noncash adjustment—underspend	(4)	—	(4)
Balance at September 30, 2019	$5	$—	$5

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

The following table summarizes the changes in Adient's 2016 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total
Original Reserve	$223	$87	$22	$—	$332
Utilized—cash	(29)	—	(1)	—	(30)
Utilized—noncash	—	(87)	—	(2)	(89)
Balance at September 30, 2016	194	—	21	(2)	213
Utilized—cash	(48)	—	(12)	—	(60)
Utilized—noncash	—	—	—	7	7
Balance at September 30, 2017	146	—	9	5	160
Utilized—cash	(55)	—	(9)	—	(64)
Utilized—noncash	—	—	—	(1)	(1)
Noncash adjustment—underspend	(20)	—	—	—	(20)
Balance at September 30, 2018	71	—	—	4	75
Utilized—cash	(45)	—	—	—	(45)
Utilized—noncash	—	—	—	(2)	(2)
Noncash adjustment—underspend	(1)	—	—	—	(1)
Balance at September 30, 2019	$25	$—	$—	$2	$27

Adient's fiscal 2019, 2018, 2017 and 2016 restructuring plans included workforce reductions of approximately 8,600. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2019, approximately 5,800 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the
Adient plc | Form 10-K | 96

restructuring plans included seventeen plant closures. As of September 30, 2019, fifteen of the seventeen plants have been closed.

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

16. Impairment of Long-Lived Assets

Adient reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Adient conducts its long-lived asset impairment analyses in accordance with ASC 360, "Impairment or Disposal of Long-Lived Assets." ASC 360 requires Adient to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

Adient recorded impairment on certain assets during the fourth quarter of fiscal 2019 resulting in an impairment charge of $12 million which was recorded within restructuring and impairment costs on the consolidated statement of income (loss).

In the second quarter of fiscal 2019, Adient concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in the seat structure and mechanism operations due to declines in actual and forecasted performance that worsened during the second quarter of fiscal 2019 as compared to originally forecasted results. As a result, Adient reviewed the long-lived assets for impairment and recorded a $66 million non-cash pre-tax impairment charge within restructuring and impairment costs on the consolidated statements of income (loss). The impairment charge related to long-lived assets in North America and Europe asset groups as of March 31, 2019 in support of current programs. Of the $66 million impairment charge, $62 million related to fixed assets, and $4 million related to customer relationship intangible assets. The impairment was measured under a market approach utilizing appraisal techniques to determine fair values of the impaired assets. This method is consistent with methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair value measurement" and primarily consist of estimated salable values and third party appraisal techniques such as market comparables. To the extent that the profitability on current or future programs decline as compared to forecasted profitability or if adverse changes occur to key assumptions or other fair value measurement inputs, further impairment of long-lived assets could occur in the future. During the first quarter of fiscal 2019, impairments of $6 million were recorded related to assets held for sale.

In the fourth quarter of fiscal 2018, Adient concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in the seat structure and mechanism operations due to the significant performance issues that persisted in fiscal 2018 and the resulting actions to turn around such operations identified during the fiscal 2019 planning process. As a result, Adient reviewed the long-lived assets for impairment and recorded a $787 million non-cash pre-tax impairment charge within restructuring and impairment costs on the consolidated statements of income (loss). The impairment charge related to long-lived assets in North America and Europe asset groups as of September 30, 2018 in support of current programs. Of the $787 million impairment charge, $768 million relates to fixed assets and $19 million relates to customer relationship intangible asset. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing appraisal techniques to determine fair values of the impaired assets. These methods are consistent with the methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future operating margins and cash flows, estimated production volumes, weighted average cost of capital rates (13.0%), estimated salable values and third-party appraisal techniques such as market comparables. To the extent that profitability on current or future programs decline as compared to forecasted profitability or if adverse changes occur to key assumptions or other fair value measurement inputs, further impairment of long-lived assets could occur in the future. Refer to Note 6, "Goodwill and Other Intangible Assets" and Note 5, "Property, Plant and Equipment" of the notes to the consolidated financial statements for additional information.

Adient plc | Form 10-K | 97

At September 30, 2017, Adient concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets. See Note 19, "Nonconsolidated Partially-Owned Affiliates" for information on the fiscal 2018 impairment of investments in partially owned affiliates.

17. Income Taxes
Consolidated income (loss) before income taxes and noncontrolling interests for the years ended September 30, 2019, 2018, and 2017 is as follows:

	Year Ended September 30,
(in millions)	2019	2018	2017
Ireland	$(1)	$4	$(6)
United States	(170)	(324)	122
Other Foreign	173	(801)	945
Income before income taxes and noncontrolling interests	$2	$(1,121)	$1,061

The components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
(in millions)	2019	2018	2017
Current
Ireland	$—	$1	$—
US - Federal and State	4	7	14
Other Foreign	118	128	137
	122	136	151
Deferred
Ireland	—	—	(2)
US - Federal and State	1	417	13
Other Foreign	287	(73)	(63)
	288	344	(52)

Income tax provision	$410	$480	$99

The significant components of Adient's income tax provision are summarized in the following tables. These amounts do not include the impact of income tax expense related to our nonconsolidated partially-owned affiliates, which is netted against equity income on the consolidated statements of income (loss).

Adient plc | Form 10-K | 98

The reconciliation between the Irish statutory income tax rate, and Adient’s effective tax rate is as follows:

	Year Ended September 30,
(in millions)	2019	2018	2017
Tax expense at Ireland statutory rate	$—	$(140)	$133
State and local income taxes, net of federal benefit	(41)	(60)	(10)
Foreign tax rate differential	(109)	(146)	(67)
Notional interest deduction	(63)	(66)	(28)
Credits and incentives	(9)	(13)	(13)
Gain on previously-held interest	—	—	(19)
Goodwill impairment	—	(21)	—
Repatriation of foreign earnings	31	36	30
Foreign exchange	2	3	(11)
Impact of enacted tax rate changes	(5)	23	10
Impact of U.S. tax reform	—	210	—
Change in uncertain tax positions	107	97	50
Change in valuation allowance	503	554	21
Other	(6)	3	3
Income tax provision	$410	$480	$99

The income tax expense was higher than the Irish statutory rate of 12.5% for fiscal 2019 primarily due to the recognition of valuation allowances in Luxembourg, Poland, and the United Kingdom, the repatriation of foreign earnings, changes in uncertain tax positions and the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances. No items included in the other category are individually, or when appropriately aggregated, significant.

The income tax expense was higher than the Irish statutory rate of 12.5% for fiscal 2018 primarily due to the charge to recognize the impact of U.S. tax reform legislation, repatriation of foreign earnings, and changes in uncertain tax positions and valuation allowances, partially offset by benefits from global tax planning, notional interest deductions, foreign tax rate differentials, and impairment deductions. No items included in the other category are individually, or when appropriately aggregated, significant.

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

The foreign tax rate differential benefit for fiscal 2019 is primarily driven by losses earned in jurisdictions where the statutory rate is greater than 12.5% and by the pretax book income of nonconsolidated partially-owned affiliates whose corresponding income tax expense is netted against equity income on the consolidated statements of income. The foreign tax rate differential benefit for fiscal 2018 is primarily driven by losses earned in jurisdictions where the statutory rate is greater than 12.5%. The foreign tax rate differential benefit for fiscal 2017 was primarily driven by the pretax book income of nonconsolidated partially-owned affiliates whose corresponding income tax expense is netted against equity income on the consolidated statements of income.

Adient plc | Form 10-K | 99

Deferred taxes are classified in the consolidated statements of financial position as follows:

	September 30,
(in millions)	2019	2018
Other noncurrent assets	$199	$506
Other noncurrent liabilities	(206)	(217)
Net deferred tax asset/(liability)	$(7)	$289

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included:

	September 30,
(in millions)	2019	2018
Deferred tax assets:
Accrued expenses and reserves	$73	$64
Employee and retiree benefits	43	35
Net operating loss and other credit carryforwards	751	527
Property, plant and equipment	161	163
Intangible assets	308	361
Research and development	16	16
Other	7	27
	1,359	1,193
Valuation allowances	(1,304)	(846)
	55	347
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	62	58
	62	58
Net deferred tax asset/(liability)	$(7)	$289

At September 30, 2019, Adient had available net operating loss carryforwards of approximately $3.5 billion which are available to reduce future tax liabilities. Net operating loss carryforwards of $1.8 billion will expire at various dates between 2020 and 2039, with the remainder having an indefinite carryforward period. Net operating loss carryforwards of $2.3 billion are offset by a valuation allowance.

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

As a result of Adient's fiscal 2019 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence (including the external debt refinancing, the related incremental net financing costs, and the restructuring of the internal financing which occurred in the third quarter of fiscal 2019 and including the long-lived asset impairment recorded in the second quarter of fiscal 2019), Adient determined it was more likely than not that deferred tax assets in Luxembourg (Q3), the United Kingdom (Q3) and certain Poland entities (Q2) would not be realized and recorded income tax expense of $229 million, $25 million and $43 million, respectively, to establish valuation allowances. Adient continues to record valuation allowances on certain deferred tax assets in Germany, Hungary, Luxembourg, Mexico, Poland, Spain, the United Kingdom, the U.S. and other jurisdictions as it remains more likely than not that they will not be realized.

As a result of Adient's fiscal 2018 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence (including the seat structure and mechanism operations long-lived asset impairment recorded in the fourth quarter of fiscal 2018), Adient determined that it was more likely than not that deferred
Adient plc | Form 10-K | 100

tax assets within the following jurisdictions would not be realized and recorded net valuation allowances as income tax expense in the fourth quarter of fiscal 2018: Belgium ($12 million), Canada ($6 million), Germany ($175 million), Hungary ($14 million), Mexico ($117 million), Poland ($8 million), Romania ($9 million), and the U.S. ($281 million). Germany, Hungary, Mexico, Poland, Romania, and the U.S. cumulative loss positions were all adversely impacted by the seat structure and mechanism operations performance issues and resulting long-lived asset impairment. In addition, as a result of Adient's fiscal 2018 analysis, Adient determined that it was more likely than not that deferred tax assets within Brazil would be realized. Therefore, Adient released $76 million of valuation allowance as an income tax benefit in the fourth quarter of fiscal 2018.
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

Adient is subject to income taxes in Ireland, the U.S. and other foreign jurisdictions. The following table provides the earliest open tax year by major jurisdiction for which Adient could be subject to income tax examination by the tax authorities:

Tax Jurisdiction	Earliest Year Open
Brazil	2014
China	2011
Czech Republic	2011
France	2016
Germany	2013
Hong Kong	2013
Japan	2014
Luxembourg	2014
Mexico	2014
Poland	2009
Spain	2012
United Kingdom	2013
United States	2017

Adient regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. For the year ended September 30, 2019, Adient believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial statements. However, the final determination with respect to tax audits and any related litigation could be materially different from Adient’s estimates.

For the years ended September 30, 2019, 2018 and 2017, Adient had gross tax effected unrecognized tax benefits of $414 million, $288 million, and $193 million, respectively. If recognized, $119 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest for the years ended September 30, 2019, 2018 and 2017, was approximately $10 million, $5 million and $3 million, respectively (net of tax benefit). Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2019	2018	2017
Beginning balance	$288	$193	$596
Additions for tax positions related to the current year	108	110	76
Additions for tax positions of prior years	45	12	5
Reductions for tax positions of prior years	(22)	(21)	(471)
Settlements with taxing authorities	—	—	(7)
Statute closings	(5)	(6)	(6)
Ending balance	$414	$288	$193
Adient plc | Form 10-K | 101

During the next twelve months, it is reasonably possible that tax audit resolutions or applicable statute of limitation lapses could reduce the unrecognized tax benefits and income tax expense. Adient does not anticipate that this will result in a material impact to its consolidated financial statements.

Adient has $15.5 billion of undistributed foreign earnings of which $451 million is deemed permanently reinvested and no deferred taxes have been provided on such earnings. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

Income taxes paid for the fiscal year ended September 30, 2019 were $102 million. Income taxes paid for the fiscal year ended September 30, 2018 were $139 million. Income taxes paid for the fiscal year ended September 30, 2017 were $148 million, of which $16 million were paid prior to the separation by the former Parent.

Impacts of Tax Legislation and Change in Statutory Tax Rates

During the fourth quarter of 2019, certain deferred tax liabilities were remeasured to reflect a reduction in withholding tax rate on the earnings of our nonconsolidated partially owned affiliates resulting in a benefit of $9 million.

During the third quarter of fiscal 2019, Luxembourg enacted legislation reducing the nominal corporate tax rate to 17% from 18%. For Adient, this reduced its aggregate income tax rate to 24.9% from 26.0% and applies retroactively to the fiscal 2019 tax year. As a result of the law change, Adient recorded income tax expense of $10 million related to the write down of deferred tax assets.

During the first quarter of fiscal 2019, GAAS was approved for High and New Tech Enterprise status for the three-year period of 2018 to 2020, thereby reducing their tax rate from 25% to 15%. As a result, a $7 million income tax benefit was recorded on the reduction of deferred tax liabilities and a reduction of 2018 calendar year income taxes.

On December 22, 2017, the Act was signed and enacted into law, and is effective for tax years beginning on or after January 1, 2018, with the exception of certain provisions. As a fiscal year taxpayer, Adient was not subject to the majority of the provisions until fiscal year 2019, however the statutory tax rate reduction was effective January 1, 2018. The Act reduced the U.S. corporate tax rate from 35% to 21%. Adient’s fiscal 2018 income tax expense reflects the benefit from the reduced rate of 24.5% resulting from the application of Internal Revenue Code, Section 15 which provides for a proration of the newly enacted rate during that fiscal year. This benefit was offset by a non-cash tax expense of $106 million related to the remeasurement of Adient’s net deferred tax assets at the lower statutory rate, a non-cash estimated tax expense of $100 million related to recording a valuation allowance to reflect the reduced benefit Adient expects to realize as a result of being subject to the Base Erosion and Anti-avoidance Tax ("BEAT"), and tax expense of $4 million related to the transition tax imposed on previously untaxed earnings and profits. During the first quarter of fiscal 2019, Adient completed its accounting for the Act BEAT valuation allowance resulting in no change to the $100 million income tax impact estimated in fiscal 2018.

In fiscal 2017, Hungary passed the 2017 tax bill which reduced the corporate income tax rate to a flat 9% rate. As a result of the law change, Adient recorded income tax expense of $5 million related to the write down of deferred tax assets.

During fiscal years 2019, 2018, and 2017, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the consolidated financial statements.

Tax Impact of One-Time Items
During July 2017, one of Adient's non-consolidated partially-owned affiliates, GAAS, became a consolidated entity. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. Adient recorded a preliminary fair value allocation for the assets and liabilities of the entity based on their fair values, which included a $276 million intangible asset for customer relationships that has an estimate useful life of 20 years. Accordingly, Adient recorded a deferred tax liability of $69 million related to the intangible asset.
On September 22, 2017, Adient completed the acquisition of Futuris. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. Adient recorded a final allocation of the purchase price for assets acquired and liabilities assumed based on their fair values as of the acquisition date, which included a $160 million intangible asset for customer relationships that has an estimated useful life of 10 years. Accordingly, Adient recorded a deferred tax liability of $57 million related to the intangible asset. Adient also recognized $3 million of acquisition-related costs. The tax benefit associated with the acquisition-related costs was not material.
In fiscal 2019, Adient committed to a significant restructuring plan (2019 Plan) and recorded a net $92 million of restructuring and impairment costs in the consolidated statements of income. Refer to Note 15, "Restructuring and Impairment Costs," of the
Adient plc | Form 10-K | 102

notes to the consolidated financial statements for additional information. The restructuring costs generated a $5 million tax benefit, which was negatively impacted by geographic mix and Adient’s current tax position in these jurisdictions.
In fiscal 2018, Adient committed to a significant restructuring plan (2018 Plan) and recorded a net $46 million of restructuring and impairment costs in the consolidated statements of income. Refer to Note 15, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information. The restructuring costs generated a $6 million tax benefit, which was negatively impacted by geographic mix and Adient’s current tax position in these jurisdictions. The disclosed tax benefit is prior to valuation allowances recorded during the fourth quarter of fiscal 2018.
In fiscal 2017, Adient committed to a significant restructuring plan (2017 Plan) and recorded $46 million of restructuring and impairment costs in the consolidated statements of income. Refer to Note 15, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information. The restructuring costs generated a $7 million tax benefit, which was negatively impacted by geographic mix and Adient’s current tax position in these jurisdictions.

During the second quarter of fiscal 2019, Adient recognized a pre-tax impairment charge on long-lived assets of $66 million. Refer to Note 16, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for additional information. The tax benefit associated with the impairment charge was $2 million, which was negatively impacted by geographic mix and Adient’s current tax position in these jurisdictions.

During the fourth quarter of fiscal 2018, Adient recognized a pre-tax impairment charge on long-lived assets of $787 million within the seat structure and mechanism operations. Refer to Note 16, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for additional information. The tax benefit associated with the impairment charge was $185 million, which was negatively impacted by geographic mix and Adient’s current tax position in these jurisdictions. The disclosed tax benefit is prior to valuation allowances recorded during the fourth quarter of fiscal 2018.
In addition during the fourth quarter of fiscal 2018, Adient recognized a pre-tax non-cash impairment charge of $358 million in equity income related to Adient’s YFAI investment balance within the Interiors segment. Refer to Note 19, "Nonconsolidated Partially-Owned Affiliates," of the notes to the consolidated financial statements for additional information. The tax benefit associated with the impairment charge was $36 million.
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
During the second quarter of fiscal 2018, Adient recognized a pre-tax goodwill impairment charge of $299 million related to the seat structure and mechanism operations. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for additional information. The tax benefit associated with the goodwill impairment charge was $20 million.

18. Segment Information

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

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, restructuring and impairment costs, restructuring related-costs, incremental "Becoming Adient" costs, separation costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items ("Adjusted EBITDA"). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker. Adient has three reportable segments for financial reporting purposes:

Adient plc | Form 10-K | 103

	Year Ended September 30,
(in millions)	2019	2018	2017
Net Sales
Americas	$7,785	$7,664	$7,290
EMEA	6,675	7,436	7,044
Asia	2,337	2,659	2,129
Eliminations	(271)	(320)	(250)
Total net sales	$16,526	$17,439	$16,213

	Year Ended September 30,
(in millions)	2019	2018 (1)	2017 (1)
Adjusted EBITDA
Americas	$210	$302	$758
EMEA	161	364	424
Asia	513	625	554
Corporate-related costs (2)	(97)	(95)	(135)
Becoming Adient costs (3)	—	(62)	(95)
Separation costs (4)	—	—	(10)
Restructuring and impairment costs (5)	(176)	(1,181)	(46)
Purchase accounting amortization (6)	(44)	(69)	(43)
Restructuring related charges (7)	(31)	(61)	(37)
Impairment of nonconsolidated partially owned affiliate (8)	—	(358)	—
Gain on previously-held interest (9)	—	—	151
Depreciation (10)	(278)	(393)	(332)
Stock based compensation (11)	(20)	(37)	(29)
Other items (12)	(9)	(55)	(16)
Earnings (loss) before interest and income taxes	229	(1,020)	1,144
Net financing charges	(182)	(144)	(132)
Other pension income (expense)	(45)	43	49
Income (loss) before income taxes	$2	$(1,121)	$1,061

Notes:
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
Adient plc | Form 10-K | 104

(5) Reflects restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. Included along with restructuring charges in fiscal 2019 is a $66 million non-cash pre-tax impairment charge related to long-lived assets ($11 million in the Americas and $55 million in EMEA) and an $18 million non-cash impairment charge related to assets held for sale ($6 million in the Americas and $12 million in Asia). Included along with restructuring charges in fiscal 2018 is a non-cash pre-tax impairment charge of $1,086 million in the seat structure and mechanism operations ($787 million related to long-lived assets and $299 million related to goodwill), and a $49 million non-cash impairment charge related to assets held for sale. Refer to Note 5, "Property, Plant and Equipment," Note 6, "Goodwill and Other Intangible Assets," Note 15, "Restructuring and Impairment Costs," and Note 16, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for more information. Amounts in fiscal 2017 relate primarily to restructuring charges.
(6) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(7) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420 along with restructuring costs at partially owned affiliates recorded within equity income.
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
(12) The twelve months ended September 30, 2019 primarily includes $4 million of integration costs associated with the acquisition of Futuris, $3 million of transaction costs and $2 million of tax adjustments at YFAI. The twelve months ended September 30, 2018 primarily includes $22 million of integration costs associated with the acquisition of Futuris, $11 million of non-recurring consulting fees related to the seat structure and mechanism operations, an $8 million charge related to the impact of the U.S. tax reform at YFAI and $8 million of prior period adjustments. The twelve months ended September 30, 2017 primarily includes $3 million of transaction costs associated with the acquisition of Futuris and $12 million of initial funding of the Adient foundation.

Additional Segment Information

	Year Ended September 30, 2019
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Net Sales	$7,785	$6,675	$2,337	$(271)	$16,526
Equity Income	3	13	270	(11)	275
Total Assets	3,237	2,716	3,416	973	10,342
Depreciation	109	126	43	—	278
Amortization	14	5	18	3	40
Capital Expenditures	190	237	41	—	468

(1) Reconciling items include the elimination of intercompany transactions, corporate-related assets, depreciation and amortization, and amounts to reconcile to consolidated totals. Specific reconciling items included in equity income are $4 million of purchase accounting amortization related to the YFAI joint venture, $5 million of restructuring related charges and $2 million of tax adjustments at YFAI. Corporate-related assets primarily include cash and deferred income tax assets.

Adient plc | Form 10-K | 105

	Year Ended September 30, 2018
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Net Sales	$7,664	7,436	$2,659	$(320)	$17,439
Equity Income	10	12	363	(398)	(13)
Total Assets	3,248	3,066	3,598	1,030	10,942
Depreciation	141	204	45	10	400
Amortization	12	12	20	3	47
Capital Expenditures	233	267	36	—	536

(1) Reconciling items include the elimination of intercompany transactions, corporate-related assets, depreciation and amortization, and amounts to reconcile to consolidated totals. Specific reconciling items included in equity income are a $358 million non-cash impairment charge related to Adient's YFAI investment balance, $22 million of purchase accounting amortization related to the YFAI joint venture, $10 million of restructuring related charges and a $8 million charge related to the impact of the U.S. tax reform at YFAI. Corporate-related assets primarily include cash, deferred income tax assets, and Adient's aviation assets.

	Year Ended September 30, 2017
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Net Sales	$7,290	$7,044	$2,129	$(250)	$16,213
Equity Income	10	11	373	128	522
Depreciation	118	174	36	9	337
Amortization	1	11	5	4	21
Capital Expenditures	227	267	56	27	577

(1) Reconciling items include the elimination of intercompany transactions, depreciation and amortization, and amounts to reconcile to consolidated totals. Included in equity income is a $151 million gain on a previously held interest in a China Seating affiliate that Adient began consolidating in the fourth quarter of fiscal 2017 as a result of an amendment to the related rights agreement, offset by $22 million of purchase accounting amortization related to the YFAI joint venture and $1 million of restructuring related costs related to the YFAI joint venture.

Adient plc | Form 10-K | 106

Geographic Information

Financial information relating to Adient's operations by geographic area is as follows:

Net Sales
	Year Ended September 30,
(in millions)	2019	2018	2017
Americas
United States	$6,435	$6,376	$6,221
Mexico	2,709	2,668	2,595
Other Americas	435	537	602
Regional Elimination	(1,794)	(1,917)	(2,128)
	7,785	7,664	7,290
EMEA
Germany	1,463	1,761	1,930
Czech Republic	1,431	1,663	1,398
Other EMEA	5,616	5,892	5,476
Regional Elimination	(1,835)	(1,880)	(1,760)
	6,675	7,436	7,044
Asia
Thailand	614	615	409
China	529	716	264
Japan	529	562	597
Other Asia	668	768	859
Regional Elimination	(3)	(2)	—
	2,337	2,659	2,129

Inter-segment elimination	(271)	(320)	(250)

Total	$16,526	$17,439	$16,213

Adient plc | Form 10-K | 107

Long-Lived Assets (consisting of net property, plant and equipment)
	Year Ended September 30,
(in millions)	2019	2018
Americas
United States	$504	$474
Mexico	177	161
Other Americas	32	31
	713	666
EMEA
Germany	195	197
Other EMEA	538	565
	733	762
Asia
All countries	225	255

Total	$1,671	$1,683

In the third quarter of fiscal 2019, Adient's Indonesia operations recorded an $8 million adjustment to increase cost of sales and to decrease primarily current assets to correct prior period misstatements. Adient has concluded that these adjustments were not material to the consolidated financial statements for any period reported.

19. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income" line in the consolidated statements of income (loss). Adient maintains total investments in partially-owned affiliates of $1.4 billion and $1.4 billion at September 30, 2019 and 2018, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	% ownership
Name of key partially-owned affiliate	2019	2018
Adient Yanfeng Seating Mechanism Co., Ltd. (AYM)	50.0%	50.0%
Changchun FAWAY Adient Automotive Systems Co. Ltd. (CFAA)	49.0%	49.0%
Yanfeng Adient Seating Co., Ltd. (YFAS)	49.9%	49.9%
Yanfeng Global Automotive Interiors Systems Co., Ltd. (YFAI)	30.0%	30.0%

	Year Ended September 30,
(in millions)	2019	2018	2017
Income statement data:
Net sales	$15,555	$18,258	$17,262
Gross profit	$1,721	$2,214	$1,994
Net income	$667	$823	$1,039
Net income attributable to the entity	$629	$773	$974

Adient plc | Form 10-K | 108

	September 30,
(in millions)	2019	2018
Balance sheet data:
Current assets	$7,122	$7,716
Noncurrent assets	$3,335	$3,455
Current liabilities	$7,058	$7,579
Noncurrent liabilities	$433	$433
Noncontrolling interests	$125	$120

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

20. Commitments and Contingencies

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $12 million and $8 million at September 30, 2019 and 2018, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

21. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements. Subsequent to the separation, transactions with the former Parent and its businesses represent third-party transactions.

The following table sets forth the location and amounts of net sales to and purchases from related parties included in Adient's
Adient plc | Form 10-K | 109

consolidated statements of income (loss):

		Year Ended September 30,
(in millions)		2019	2018	2017
Net sales to related parties	Net sales	$386	$389	$409
Purchases from related parties	Cost of sales	704	614	511

The following table sets forth the location and amount of accounts receivable due from and payable to related parties in Adient's consolidated statements of financial position:

		September 30,
(in millions)		2019	2018
Accounts receivable due from related parties	Accounts receivable	$73	$91
Accounts payable due to related parties	Accounts payable	137	102

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

Adient plc | Form 10-K | 110

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, Adient conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2019, the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, the principal executive officer and principal financial officer concluded that Adient's disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in Adient's reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to Adient's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of Adient's internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that Adient maintained effective internal control over financial reporting as of September 30, 2019. The effectiveness of Adient's internal control over financial reporting as of September 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the fourth quarter of the fiscal year ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, Adient's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Adient plc | Form 10-K | 111

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Adient intends to hold its 2020 annual general meeting of shareholders on March 12, 2020.

The information required by this Item is set forth under the sections entitled "Q: Where can I find Corporate Governance materials for Adient?," "Proposal One: Election of Directors," "Corporate Governance," "Board and Committee Information," "Audit Committee Report," and "Delinquent Section 16(a) Reports" in Adient's 2020 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after September 30, 2019 in connection with the solicitation of proxies for Adient's 2020 annual general meeting of shareholders and is incorporated herein by reference.
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

Item 11. Executive Compensation
The information required by this Item is set forth under the sections entitled "Corporate Governance," "Board and Committee Information," "Compensation Committee Report," "Compensation Discussion and Analysis," "Director Compensation," "Potential Payments and Benefits upon Termination and Change in Control," and "Share Ownership of Executive Officers and Directors" in Adient's 2020 Proxy Statement to be filed with the SEC within 120 days after September 30, 2019 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth under the section entitled "Share Ownership of Executive Officers and Directors" in Adient's 2020 Proxy Statement to be filed with the SEC within 120 days after September 30, 2019 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the section entitled "Corporate Governance" in Adient's 2020 Proxy Statement to be filed with the SEC within 120 days after September 30, 2019 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by this Item is set forth under the section entitled "Audit Committee Report" in Adient's 2020 Proxy Statement to be filed with the SEC within 120 days after September 30, 2019 and is incorporated herein by reference.

Adient plc | Form 10-K | 112

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

ADIENT AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Year Ended September 30,
(in millions)	2019	2018	2017
Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$15	$20	$21
Provision charged to costs and expenses	15	12	13
Reserve adjustments	(16)	(17)	(14)
Balance at end of period	$14	$15	$20
Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$846	$223	$267
Allowance provision for new operating and other loss carryforwards	488	669	23
Allowance provision (benefit) adjustments	(30)	(46)	(67)
Balance at end of period	$1,304	$846	$223

YFAS was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal years ended September 30, 2019 and 2018, respectively. YFAS was not deemed a significant equity investee for fiscal 2017. As such, financial statements of YFAS are required to be filed as an amendment to this Annual Report on Form 10-K, within six months of the end of YFAS's year end (i.e. December 31). Accordingly, YFAS financial statements as of December 31, 2019 will be filed via an amendment to this Annual Report on Form 10-K on or before June 30, 2020.

All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

Adient plc | Form 10-K | 113

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

Adient plc | Form 10-K | 114

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

4.13
Indenture, dated as of May 6, 2019, among Adient US LLC, the guarantors party thereto from time to time and U.S. Bank National Association, as Trustee and Collateral Agent, relating to the $800.0 million aggregate principal amount of 7.00% senior first lien notes due 2026 (the “Indenture”) (incorporated by reference to Exhibit 4.1 to Adient plc’s Current Report on Form 8-K filed May 6, 2019 (File No. 1-37757)).

4.14
Supplemental Indenture, dated as of May 6, 2019, among Adient Fabrics Spain, S.A.U., Michel Thierry Unit Components, S.L.U., Adient Seating Holding Spain, S.L.U., Adient Seating Spain, S.L.U., Adient Automotive, S.L.U., Adient Real Estate Holding Spain, S.L.U. and U.S. Bank National Association, relating to the Indenture (incorporated by reference to Exhibit 4.2 to Adient plc’s Current Report on Form 8-K filed May 6, 2019 (File No. 1-37757)).

4.15
Guarantor Supplemental Indenture to the Euro Notes Indenture, dated as of October 3, 2019, by and among Adient Global Holdings Ltd, the subsidiary of Adient Global Holdings Ltd party thereto, and U.S. Bank National Association, as Trustee.

4.16
Guarantor Supplemental Indenture to the Dollar Notes Indenture, dated as of October 3, 2019, by and among Adient Global Holdings Ltd, the subsidiary of Adient Global Holdings Ltd party thereto, and U.S. Bank National Association, as Trustee.

4.17	Description of securities.

10.1
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

10.3
Form of Indemnification Agreement (Ireland) with individual directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).

10.4
Form of Indemnification Agreement (US) with individual directors and officers (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).

10.5
Joint Venture Contract, dated October 22, 1997, between Shanghai Yanfeng Automotive Trim Company, Ltd. and Johnson Controls International, Inc., as amended (incorporated by reference to Exhibit 10.7 of Adient plc’s Registration Statement on Form 10 filed April 27, 2016 (File No. 1-37757)).

Adient plc | Form 10-K | 115

10.6
Term Loan Credit Agreement, dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed May 6, 2019 (File No. 1-37757)).

10.7
Revolving Credit Agreement, dated as of May 6, 2019, among Adient US LLC, the other borrower subsidiaries party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed May 6, 2019 (File No. 1-37757)).

10.8	Adient plc 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to Adient plc’s Registration Statement on Form S-8 filed October 28, 2016 (File No. 1-37757)).*

10.9
Form of Adient plc Restricted Shares or Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).*

10.10
Form of Adient plc Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).*

10.11	Form of Adient plc Performance Unit Award agreement (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed September 29, 2017 (File No. 1-37757)).*

10.12
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

10.17	Adient plc Flexible Perquisites Program (incorporated by reference to Exhibit 10.3 to Adient plc’s Quarterly Report on Form 10-Q filed August 7, 2019 (File No. 1-37757)).*

10.18	Written description of Adient US LLC severance benefit for certain executive officers.*

10.19
Adient plc Non-Employee Directors Compensation Summary and Ownership Guidelines, as amended and restated effective as of October 1, 2018 (incorporated by reference to Exhibit 10.21 to Adient plc’s Annual Report on Form 10-K filed November 29, 2018 (File No. 1-37757)).*

10.20	Adient plc Executive Share Ownership Guidelines effective as of September 17, 2019.*

Adient plc | Form 10-K | 116

10.21
Form of Key Executive Severance and Change of Control Agreement by and among Adient plc, Adient US LLC and the following current or former executive officers: Jerome J. Dorlack, Cathleen A. Ebacher, Jeffrey M. Stafeil, Byron S. Foster, and Neil E. Marchuk (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed January 20, 2017 (File No. 1-37757)).*

10.22
Agreement, dated as of May 18, 2018, by and between Adient plc and Blue Harbour Group, L.P. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed May 18, 2018 (File No. 1-37757)).

10.23
Offer Letter, dated as of September 10, 2018, entered into between Adient plc and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed September 13, 2018 (File No. 1-37757)).*

10.24
Form of Key Executive Severance and Change of Control Agreement by and among Adient plc, Adient US LLC and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed September 13, 2018 (File No. 1-37757)).*

10.25
Separation and Release of Claims Agreement, dated as of March 5, 2019, by and between Adient US LLC and Byron S. Foster (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed March 8, 2019 (File No. 1-37757)).*

10.26
Offer Letter, dated October 8, 2018, entered into between Adient US LLC and Jerome Dorlack (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed August 7, 2019 (File No. 1-37757)).*

10.27
Employment Contract, dated October 29, 2018, entered into between Adient Germany Ltd. & Co. KG and Michel Pierre Berthelin. (incorporated by reference to Exhibit 10.2 to Adient plc’s Quarterly Report on Form 10-Q filed August 7, 2019 (File No. 1-37757)).*

10.28
Separation and Release of Claims Agreement by and among Adient US LLC and Mark A. Skonieczny Jr., dated October 17, 2019 (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed October 18, 2019).*

10.29	Labour Contract, dated as of March 6, 2016, by and between Adient Management (China) Co., Ltd. and Jian James Huang.*

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Adient plc | Form 10-K | 117

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Adient hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Item 16.	Summary

Not applicable.
Adient plc | Form 10-K | 118

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	November 22, 2019

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	November 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 22, 2019, by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ Douglas G. Del Grosso	/s/ Jeffrey M. Stafeil
Douglas G. Del Grosso	Jeffrey M. Stafeil
President and Chief Executive Officer and a Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Gregory S. Smith	/s/ Richard Goodman
Gregory S. Smith	Richard Goodman
Vice President and Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ John M. Barth	/s/ Jose Gutierrez
John M. Barth	Jose Gutierrez
Director	Director

/s/ Julie L. Bushman	/s/ Frederick A. Henderson
Julie L. Bushman	Frederick A. Henderson
Director	Non-Executive Chairman and Director

/s/ Peter H. Carlin	/s/ Barb J. Samardzich
Peter H. Carlin	Barb J. Samardzich
Director	Director

/s/ Raymond L. Conner
Raymond L. Conner
Director

Adient plc | Form 10-K | 119