Form 10-Q
period 2019-12-31
Adient plc
filed 2020-02-07
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
or
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

At December 31, 2019, 93,793,433 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended December 31, 2019

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended December 31,
(in millions, except per share data)	2019	2018
Net sales	$3,936	$4,158
Cost of sales	3,673	3,978
Gross profit	263	180
Selling, general and administrative expenses	165	178
Loss on business divestitures - net	25	—
Restructuring and impairment costs	2	31
Equity income (loss)	(113)	83
Earnings (loss) before interest and income taxes	(42)	54
Net financing charges	48	35
Other pension expense (income)	(2)	(2)
Income (loss) before income taxes	(88)	21
Income tax provision (benefit)	54	10
Net income (loss)	(142)	11
Income (loss) attributable to noncontrolling interests	25	28
Net income (loss) attributable to Adient	$(167)	$(17)

Earnings per share:
Basic	$(1.78)	$(0.18)
Diluted	$(1.78)	$(0.18)

Shares used in computing earnings per share:
Basic	93.7	93.5
Diluted	93.7	93.5

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended December 31,
(in millions)	2019	2018
Net income (loss)	$(142)	$11
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	59	16
Realized and unrealized gains (losses) on derivatives	15	(3)
Other comprehensive income (loss)	74	13
Total comprehensive income (loss)	(68)	24
Comprehensive income (loss) attributable to noncontrolling interests	34	28
Comprehensive income (loss) attributable to Adient	$(102)	$(4)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	December 31, 2019	September 30, 2019
Assets
Cash and cash equivalents	$965	$924
Accounts receivable - net	1,522	1,905
Inventories	772	793
Other current assets	540	494
Current assets	3,799	4,116
Property, plant and equipment - net	1,690	1,671
Goodwill	2,157	2,150
Other intangible assets - net	395	405
Investments in partially-owned affiliates	1,321	1,399
Other noncurrent assets	1,002	601
Total assets	$10,364	$10,342
Liabilities and Shareholders' Equity
Short-term debt	$6	$22
Current portion of long-term debt	8	8
Accounts payable	2,511	2,709
Accrued compensation and benefits	305	364
Restructuring reserve	109	123
Other current liabilities	744	609
Current liabilities	3,683	3,835
Long-term debt	3,740	3,708
Pension and postretirement benefits	146	151
Other noncurrent liabilities	673	408
Long-term liabilities	4,559	4,267
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	38	51
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at December 31, 2019	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 93,793,433 shares issued and outstanding at December 31, 2019	—	—
Additional paid-in capital	3,963	3,962
Accumulated deficit	(1,716)	(1,545)
Accumulated other comprehensive income (loss)	(504)	(569)
Shareholders' equity attributable to Adient	1,743	1,848
Noncontrolling interests	341	341
Total shareholders' equity	2,084	2,189
Total liabilities and shareholders' equity	$10,364	$10,342

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended December 31,
(in millions)	2019	2018
Operating Activities
Net income (loss) attributable to Adient	$(167)	$(17)
Income attributable to noncontrolling interests	25	28
Net income (loss)	(142)	11
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	75	65
Amortization of intangibles	9	10
Pension and postretirement benefit expense (benefit)	—	1
Pension and postretirement contributions, net	(4)	(6)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $1, and $0, respectively)	(102)	(82)
Impairment of nonconsolidated partially-owned affiliate	216	—
Deferred income taxes	(5)	(2)
Loss (gain) on divestitures - net	25	—
Equity-based compensation	4	6
Other	3	7
Changes in assets and liabilities:
Receivables	395	320
Inventories	23	(19)
Other assets	(2)	35
Restructuring reserves	(18)	(14)
Accounts payable and accrued liabilities	(267)	(451)
Accrued income taxes	29	(9)
Cash provided (used) by operating activities	239	(128)
Investing Activities
Capital expenditures	(91)	(144)
Sale of property, plant and equipment	—	37
Changes in long-term investments	(37)	—
Loans to affiliates	—	(11)
Cash provided (used) by investing activities	(128)	(118)
Financing Activities
Increase (decrease) in short-term debt	(17)	2
Repayment of long-term debt	(2)	—
Debt financing costs	—	(4)
Cash dividends	—	(26)
Dividends paid to noncontrolling interests	(54)	(36)
Formation of consolidated joint venture	—	28
Other	(1)	(2)
Cash provided (used) by financing activities	(74)	(38)
Effect of exchange rate changes on cash and cash equivalents	4	3
Increase (decrease) in cash and cash equivalents	41	(281)
Cash and cash equivalents at beginning of period	924	687
Cash and cash equivalents at end of period	$965	$406

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 6

Adient plc
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Adient is a global leader in the automotive seating supplier industry. Adient has a leading market position in the Americas, Europe and China, and has longstanding relationships with the largest global original equipment manufacturers, or OEMs, in the automotive space. Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests, trim covers and fabrics. Adient is an independent seat supplier with global scale and the capability to design, develop, engineer, manufacture, and deliver complete seat systems and components in every major automotive producing region in the world. Adient also participates in the automotive interiors market primarily through its global automotive interiors joint venture in China, Yanfeng Global Automotive Interior Systems Co., Ltd., or YFAI (refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for recent developments regarding Adient's YFAI investment).

Basis of Presentation
The unaudited consolidated financial statements of Adient have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of September 30, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair statement of the results of operations, financial position and cash flows of Adient for the interim periods presented. Interim results are not necessarily indicative of full-year results.
Principles of Consolidations
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended December 31, 2019, and September 30, 2019, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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

Adient plc | Form 10-Q | 7

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

	December 31,	September 30,
(in millions)	2019	2019
Current assets	$226	$236
Noncurrent assets	61	40
Total assets	$287	$276

Current liabilities	$215	$235
Noncurrent liabilities	17	—
Total liabilities	$232	$235

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
(in millions, except per share data)	2019	2018
Numerator:
Net income (loss) attributable to Adient	$(167)	$(17)

Denominator:
Shares outstanding	93.7	93.5
Effect of dilutive securities	—	—
Diluted shares	93.7	93.5

Earnings per share:
Basic	$(1.78)	$(0.18)
Diluted	$(1.78)	$(0.18)

Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share, which is a result of both periods presented being in a loss position.

New Accounting Pronouncements

Standards Adopted During Fiscal 2020

On October 1, 2019, Adient adopted Accounting Standards Codification Topic 842, "Leases" ("ASC 842"). The guidance requires lessees to recognize a lease liability and a right-of-use (ROU) asset for all leases with the exception of short-term leases whose terms are twelve months or less. By applying the optional modified retrospective method, Adient recorded an adjustment as of the adoption date without any retrospective adjustments to comparative financial information. Additionally, Adient elected the package of practical expedients permitted under ASC 842, and accordingly, did not reassess whether existing contracts contain leases, lease classifications, or the treatment of initial direct costs capitalized under the previous standard ("ASC 840"). Adient did not apply the "hindsight" practical expedient upon adoption. Adient did elect to apply the practical expedient to not separate nonlease components from associated lease components. Refer to Note 7, "Leases," of the notes to consolidated financial statements for additional information.

ASU 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor
Adient plc | Form 10-Q | 8

acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The adoption of this guidance on October 1, 2019 did not impact Adient's consolidated financial statements for the quarter ended December 31, 2019.

Standards Effective After Fiscal 2020

Adient has considered the ASUs summarized below, effective after fiscal 2020, none of which are expected to significantly impact the consolidated financial statements:

Standard Adopted	Description	Date Effective
ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments	ASU 2016-13 changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts. Available-for-sale debt securities with unrealized losses will now be recorded through an allowance for credit losses.	October 1, 2020
2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	ASU 2018-13 eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The amendments with respect to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented.	October 1, 2020
ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The amendments in ASU 2018-14 eliminate, add, and modify certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance is to be applied on a retrospective basis to all periods presented.	October 1, 2020
ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities	ASU 2018-17 affects reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation-Overall.	October 1, 2020
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	ASU 2019-12 modifies ASC 740, Income Taxes, by simplifying accounting for income taxes. As part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements, the FASB’s amendments may impact both interim and annual reporting periods. ASU 2019-12 is effective at the beginning of fiscal 2022 for Adient although early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption.	October 1, 2021

2. Revenue Recognition

Adient adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), and all the related amendments using the modified retrospective method as applied to all customer contracts that were not completed as of October 1, 2018. As a result, financial information for reporting periods beginning on or after October 1, 2018 are presented in accordance with ASC 606. Adient did not record a cumulative adjustment related to the adoption of ASC 606 as the effects of adoption were not significant. The majority of Adient's nonconsolidated partially-owned affiliates adopted ASC 606 on October 1, 2019 which did not result in a significant impact.

Adient generates revenue through the sale of automotive seating solutions, including complete seating systems and the components of complete seating systems.

Adient plc | Form 10-Q | 9

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contracts assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities were identified upon adoption of ASC 606 or at December 31, 2019. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

Divestitures

Adient Aerospace, LLC ("Adient Aerospace") became operational on October 11, 2018 with Adient's initial ownership position in Adient Aerospace being 50.01%. Initial contributions of $28 million were made during the first quarter of fiscal 2019 by each partner. On October 25, 2019, Adient reached an agreement with Boeing in which Adient's ownership position was reduced to 19.99%, resulting in the deconsolidation of Adient Aerospace on that date, including $37 million of cash. Adient recorded a $4 million loss as a result of the transaction in the Americas segment, including $21 million of allocated goodwill. Adient Aerospace develops, manufactures, and sells a portfolio of seating products to airlines and aircraft leasing companies for installation on Boeing and other OEM commercial airplanes, for both production line-fit and retrofit configurations.

On December 31, 2019, Adient sold the RECARO automotive high performance seating systems business to a group of investors for de minimis proceeds. As a result of the sale, Adient recorded a loss of $21 million during the quarter ending December 31, 2019. For the three months ended December 31, 2019 and 2018, the RECARO business recorded $34 million (Americas: $10 million, EMEA: $11 million, Asia: $13 million) and $32 million (Americas: $11 million, EMEA: $10 million, Asia: $11 million) of net sales and immaterial amounts of net income, respectively.

On January 31, 2020, Adient, Yanfeng Automotive Trim Systems Company Ltd. (“Yanfeng”), Adient Yanfeng Seating Mechanisms Co., Ltd. (“AYM”), a joint venture owned, directly or indirectly, by Yanfeng (50%) and Adient (50%), Yanfeng Adient Seating Co., Ltd. (“YFAS”), a joint venture owned, directly or indirectly, by Yanfeng (50.1%) and Adient (49.9%) and YFAI, a joint venture owned, directly or indirectly, by Yanfeng (70%) and Adient (30%), entered into a Master Agreement (the “Agreement”), pursuant to which the parties have agreed, among other things, that:

Adient plc | Form 10-Q | 10

•Adient will transfer all of the issued and outstanding equity interest in YFAI held, directly or indirectly, by Adient, which represents 30% of YFAI’s total issued and outstanding equity interest, to Yanfeng for $379 million;

•Adient and Yanfeng will amend the YFAS Joint Venture Contract, dated as of October 22, 1997, as amended, and the Articles of Association of YFAS, dated as of October 22, 1997, as amended, in each case in order to extend the term of the YFAS joint venture until December 31, 2038;

•Adient will transfer all patents, trademarks and copyrights, know-how, trade secrets and other intellectual property rights owned by Adient (or certain of its subsidiaries) and used exclusively in the conduct of Adient’s mechanism business as of the date of such transfer (the “Transferred IP”) to AYM for $20 million, and in connection with such transfer, (i) AYM will grant back to Adient a sole license with respect to the Transferred IP on a worldwide and royalty-free basis, (ii) Adient will grant AYM a worldwide and royalty-free license with respect to certain intellectual property rights owned by Adient (or certain of its subsidiaries) and used on a non-exclusive basis in the conduct of Adient’s mechanism business, and (iii) Adient and AYM will license to each other certain improvements to the Transferred IP, as well as certain other intellectual property rights developed or acquired by Adient, AYM or certain of their respective subsidiaries and relating to the mechanism business; and

•Adient and Yanfeng will amend the AYM Equity Joint Venture Contract, dated as of September 9, 2013, as amended, and the Articles of Association of AYM, dated as of September 9, 2013, as amended to, among other things, (i) make certain governance changes such that Yanfeng may control and consolidate the results of AYM for financial reporting and accounting purposes, and (ii) expand AYM’s business and customer scope such that it may carry out its seating mechanism business anywhere in and outside of the People’s Republic of China, in each case, on the terms and subject to the conditions set forth in the Agreement and the relevant definitive agreements to be entered into in connection therewith.

The transactions described above are cross-conditioned on each other and closing is subject to regulatory approvals, including the State Administration for Market Regulation in the People’s Republic of China, and other customary closing conditions. The transactions are expected to be completed by the end of fiscal 2020. Proceeds from the transactions are expected to be used by Adient to pay down a portion of the company’s debt and for general corporate purposes. The terms of the Master Agreement as described above are consistent with non-binding terms reached in December 2019.

As a result of the transactions described above, Adient concluded that indicators of other-than-temporary impairment were present related to the investment in YFAI as of December 31, 2019. Upon entering into a formal agreement to sell the YFAI investment, Adient determined that other-than-temporary impairment did exist and recorded a $216 million non-cash impairment of Adient's YFAI investment during the quarter ended December 31, 2019. The impairment was determined based on combining the fair value of consideration received for all transactions contemplated within the Master Agreement, including an estimated fair value of the YFAS joint venture extension, and allocating the total consideration received to the individual transactions based on relative fair values. Adient estimated the fair value of the individual transactions using both an income approach and market approach. The inputs utilized in the fair value analyses of the transactions are classified as level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consisted of expected future operating margins and cash flows of YFAI, estimated production volumes, estimated dividend payments from YFAS over the extension period, estimated terminal values of YFAS, market comparables, weighted-average costs of capital (YFAI - 15.0%, YFAS - 10.5%), and noncontrolling interest discounts. As a result of the pending divestiture of the YFAI investment and the corresponding impairment, Adient will cease recognizing equity income from YFAI subsequent to December 31, 2019. In addition, upon the closing of the transaction, an intangible asset of $92 million will be recorded associated with the YFAS joint venture extension to be amortized over the 18-year term of the extension.

4. Inventories

Inventories consisted of the following:

(in millions)	December 31, 2019	September 30, 2019
Raw materials and supplies	$586	$609
Work-in-process	29	32
Finished goods	157	152
Inventories	$772	$793

Adient plc | Form 10-Q | 11

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2019	$638	$429	$1,083	$2,150
Business divestitures	(21)	—	—	(21)
Currency translation and other	1	13	14	28
Balance at December 31, 2019	$618	$442	$1,097	$2,157

Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for more information on Adient's reportable segments.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	December 31, 2019			September 30, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$28	$(18)	$10	$27	$(17)	$10
Customer relationships	495	(133)	362	494	(129)	365
Trademarks	46	(31)	15	51	(32)	19
Miscellaneous	18	(10)	8	21	(10)	11
Total intangible assets	$587	$(192)	$395	$593	$(188)	$405

Amortization of other intangible assets for the three months ended December 31, 2019 and 2018 was $9 million and $10 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	Three Months Ended December 31,
(in millions)	2019	2018
Balance at beginning of period	$22	$11
Accruals for warranties issued during the period	4	3
Changes in accruals related to pre-existing warranties (including changes in estimates)	(1)	3
Settlements made (in cash or in kind) during the period	(2)	(2)
Balance at end of period	$23	$15

Adient plc | Form 10-Q | 12

7. Leases

Adient adopted Accounting Standards Codification Topic 842, Leases (ASC 842), and all the related amendments using the modified retrospective method, without adjusting the comparative financial information, on October 1, 2019. As a result, financial information for reporting periods beginning on or after October 1, 2019 are presented in accordance with ASC 842. Upon adoption, Adient recognized right-of-use (ROU) assets of $380 million and corresponding lease liabilities of $384 million on October 1, 2019. The adoption date ROU asset balance was adjusted by $4 million, reflecting impairment of ROU assets for certain real estate leases (within the North America and Europe asset groups) of which the Company determined the carrying value of the initial operating lease ROU asset exceeded its fair value. The adjustment was recorded as an increase to the opening accumulated deficits. The adoption of ASC 842 had negligible impact on the consolidated statement of income (loss) for the quarter ended December 31, 2019.

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles. The Company has elected not to record leases with an initial term of 12 months or less on its consolidated statement of financial position.

A lease liability and corresponding right-of-use asset are recognized based on the present value of lease payments. To determine the present value of lease payments, the Company uses its incremental borrowing rate as of lease commencement. The incremental borrowing rate (IBR) is defined as the rate Adient would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Adient primarily derives its IBR from its debt portfolio, adjusted for collateralization, lease term and jurisdictional factors. Adient's finance leases are not significant and are not included in the following disclosures.

The components of lease costs for the first quarter of fiscal 2020 were as follows:

(in millions)	Three Months Ended December 31, 2019
Operating lease cost	$33
Short-term lease cost	5
Total lease cost	$38

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

(in millions)		December 31, 2019
Operating lease right-of-use assets	Other noncurrent assets	$374

Operating lease liabilities - current	Other current liabilities	$112
Operating lease liabilities - noncurrent	Other noncurrent liabilities	264
		$376

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2019 were as follows:

Adient plc | Form 10-Q | 13

Fiscal years (in millions)	December 31, 2019
2020 (excluding the three months ended December 31, 2019)	$93
2021	94
2022	65
2023	51
2024	40
Thereafter	93
Total lease payments	436
Less: imputed interest	(60)
Present value of lease liabilities	$376

Future minimum operating lease payments accounted for under ASC 840 at September 30, 2019 were as follows:

Fiscal years (in millions)	Operating leases
2020	$119
2021	91
2022	64
2023	51
2024	40
After 2024	94
Total minimum lease payments	$459

Supplemental cash flow information related to leases was as follows:

(in millions)	Three Months Ended December 31, 2019
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$12

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$32

The weighted average remaining lease term for the Company's operating leases as of December 31, 2019 was 6 years. The weighted average discount rate for the Company's operating leases as of December 31, 2019 was 5.5%.

Adient plc | Form 10-Q | 14

8. Debt and Financing Arrangements

Long-term debt consisted of the following:

	December 31,	September 30,
(in millions)	2019	2019
Term Loan B - LIBOR plus 4.25% due in 2024	$796	$798
4.875% Notes due in 2026	900	900
3.50% Notes due in 2024	1,121	1,094
7.00% Notes due in 2026	800	800
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	185	180
Less: debt issuance costs	(54)	(56)
Gross long-term debt	3,748	3,716
Less: current portion	8	8
Net long-term debt	$3,740	$3,708

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. As of December 31, 2019, Adient's availability under this facility was $1,059 million.
In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a term loan credit agreement (the “Term Loan B Agreement”) providing for a 5-year $800 million senior secured term loan facility that was fully drawn at closing. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity on May 6, 2024. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 4.25% (with one 0.25% step down based on achievement of a specific secured net leverage level starting with the fiscal quarter ending December 31, 2019). The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions.

Adient US also maintains an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes (the “Notes”). The Notes mature on May 15, 2026 and bear interest at a rate of 7.00% per annum. Interest on the Notes is payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019.

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
Adient plc | Form 10-Q | 15

pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

Adient Global Holdings Ltd., a wholly-owned subsidiary of Adient, maintains $0.9 billion aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 and €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €165 million in an unsecured term loan from the European Investment Bank due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points.

Net Financing Charges
Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended December 31,
(in millions)	2019	2018
Interest expense, net of capitalized interest costs	$48	$36
Banking fees and debt issuance cost amortization	4	3
Interest income	(4)	(2)
Net foreign exchange	—	(2)
Net financing charges	$48	$35

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2019 and September 30, 2019, respectively.
As of December 31, 2019, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
Adient entered into cross-currency interest rate swaps during fiscal 2018 to selectively hedge portions of its net investment in Europe. The currency effects of the cross-currency interest rate swaps are reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Europe. As of December 31, 2019, Adient had one cross-currency interest rate swap outstanding totaling approximately €80 million designated as net investment hedges in Adient's net investment in Europe.
Adient entered into a cross-currency interest rate swap during fiscal 2019 to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swap is reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Japan. As of December 31,
Adient plc | Form 10-Q | 16

2019, Adient had one cross-currency interest rate swap outstanding totaling approximately ¥11 billion designated as a net investment hedge in Adient's net investment in Japan.

Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Company's Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of December 31, 2019, Adient had two interest rate caps outstanding totaling approximately $200 million.

Adient entered into a ¥950 million foreign exchange forward contract during the first quarter of fiscal 2020 to selectively hedge portions of its net investment in China. The currency effects of the forward contract are reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in China. The forward contract is set to mature in June 2020.

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	December 31, 2019	September 30, 2019	December 31, 2019	September 30, 2019
Other current assets
Foreign currency exchange derivatives	$16	$5	$1	$3
Cross-currency interest rate swaps	10	12	—	—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	—	1
Interest rate cap	—	1	—	—
Cross-currency interest rate swaps	2	1	—	—
Total assets	$29	$19	$1	$4

Other current liabilities
Foreign currency exchange derivatives	$5	$12	$—	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	—	3	—	—
Long-term debt
Foreign currency denominated debt	1,121	1,094	—	—
Total liabilities	$1,126	$1,109	$—	$—

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of both December 31, 2019 and September 30, 2019, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	December 31, 2019	September 30, 2019	December 31, 2019	September 30, 2019
Gross amount recognized	$30	$23	$1,126	$1,109
Gross amount eligible for offsetting	(4)	(9)	(4)	(9)
Net amount	$26	$14	$1,122	$1,100

Adient plc | Form 10-Q | 17

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

(in millions)	Three Months Ended December 31,
	2019	2018
Foreign currency exchange derivatives	$22	$(4)

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended December 31,
		2019	2018
Foreign currency exchange derivatives	Cost of sales	$2	$—

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended December 31,
		2019	2018
Foreign currency exchange derivatives	Cost of sales	$(1)	$—
Foreign currency exchange derivatives	Net financing charges	—	1
Equity swap	Selling, general and administrative	—	(17)
Total		$(1)	$(16)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $(29) million and $22 million for the three months ended December 31, 2019 and 2018, respectively. For the three months ended December 31, 2019 and 2018, respectively, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges, and there was no ineffectiveness on cash flow hedges.

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
Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:
Adient plc | Form 10-Q | 18

	Fair Value Measurements Using:
(in millions)	Total as of December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$17	$—	$17	$—
Cross-currency interest rate swaps	10	—	10	—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Cross-currency interest rate swaps	2	—	2	—
Total assets	$30	$—	$30	$—
Other current liabilities
Foreign currency exchange derivatives	$5	$—	$5	$—
Total liabilities	$5	$—	$5	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$—	$8	$—
Cross-currency interest rate swaps	12	—	12
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Cross-currency interest rate swaps	1	—	1	—
Interest rate cap	1	—	1	—
Total assets	$23	$—	$23	$—
Other current liabilities
Foreign currency exchange derivatives	$12	$—	$12	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$15	$—	$15	$—

Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging Adient's net investments and the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2019 and September 30, 2019, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.
Cross-currency interest rate swaps Adient selectively uses cross-currency interest rate swaps to hedge portions of its net investment in Europe. During fiscal 2018, Adient entered into two floating to floating cross-currency interest rate swaps
Adient plc | Form 10-Q | 19

totaling approximately €160 million designated as net investment hedges in Adient's net investment in Europe. During fiscal 2019, Adient entered into one floating to floating cross-currency interest rate swap totaling ¥11 billion designated as a net investment hedge in Adient's net investment in Japan. As of December 31, 2019, Adient had one €80 million cross-currency interest rate swap and one ¥11 billion cross-currency interest rate swap outstanding.
The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.7 billion and $3.4 billion at December 31, 2019 and September 30, 2019, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Equity and Noncontrolling Interests

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2019	$—	$3,962	$(1,545)	$(569)	$1,848	$341	$2,189
Net income (loss)	—	—	(167)	—	(167)	18	(149)
Foreign currency translation adjustments	—	—	—	50	50	6	56
Realized and unrealized gains (losses) on derivatives	—	—	—	15	15	—	15
Dividends attributable to noncontrolling interests	—	—	—	—	—	(6)	(6)
Change in noncontrolling interest share	—	—	—	—	—	(18)	(18)
Share based compensation	—	3	—	—	3	—	3
Adjustments from adoption of a new standard	—	—	(4)	—	(4)	—	(4)
Other	—	(2)		—	(2)	—	(2)
Balance at December 31, 2019	$—	$3,963	$(1,716)	$(504)	$1,743	$341	$2,084

The deconsolidation of Adient Aerospace in the quarter ended December 31, 2019 resulted in a $18 million change in noncontrolling interest.

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2018	$—	$3,951	$(1,028)	$(531)	$2,392	$325	$2,717
Net income (loss)	—	—	(17)	—	(17)	18	1
Foreign currency translation adjustments	—	—	—	16	16	1	17
Realized and unrealized gains (losses) on derivatives	—	—	—	(3)	(3)	—	(3)
Dividends declared ($0.275 per share)	—	—	(26)	—	(26)	—	(26)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(14)	(14)
Formation of consolidated joint venture	—	—	—	—	—	28	28
Share based compensation	—	3	1	—	4	—	4
Balance at December 31, 2018	$—	$3,954	$(1,070)	$(518)	$2,366	$358	$2,724

During October 2018, Adient declared a dividend of $0.275 per ordinary share, which was paid in November 2018.

Adient plc | Form 10-Q | 20

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended December 31,
(in millions)	2019	2018
Foreign currency translation adjustments
Balance at beginning of period	$(558)	$(523)
Aggregate adjustment for the period, net of tax	50	16
Balance at end of period	(508)	(507)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(8)	(7)
Current period changes in fair value, net of tax	17	(3)
Reclassification to income, net of tax	(2)	—
Balance at end of period	7	(10)
Pension and postretirement plans
Balance at beginning of period	(3)	(1)
Balance at end of period	(3)	(1)
Accumulated other comprehensive income (loss), end of period	$(504)	$(518)

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

	Three Months Ended December 31,
(in millions)	2019	2018
Beginning balance	$51	$47
Net income	7	9
Foreign currency translation adjustments	3	(1)
Dividends	(23)	(28)
Ending balance	$38	$27

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended December 31,
(in millions)	2019	2018
Service cost	$2	$2
Interest cost	3	3
Expected return on plan assets	(5)	(5)
Net periodic benefit cost	$—	$—

The interest cost and expected return on plan assets components of net periodic benefit cost are included in other pension expense (income) in the consolidated statements of income (loss).

Adient plc | Form 10-Q | 21

13. Restructuring and Impairment Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

During the first quarter of 2020, Adient committed to a restructuring plan ("2020 Plan") of $7 million that was offset by $5 million of prior year underspend. Of the restructuring costs recorded, $3 million relates to the Americas segment, $2 million relates to the EMEA segment and $2 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2021.

The following table summarizes the changes in Adient's 2020 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Original Reserve	$6	$1	$—	$7
Utilized—cash	(1)	—	—	(1)
Utilized—noncash	—	—	(1)	(1)
Balance at December 31, 2019	$5	$1	$(1)	$5

The following table summarizes the changes in Adient's 2019 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Balance at September 30, 2019	$69	$3	$(2)	$70
Utilized—cash	(9)	—	—	(9)
Utilized—noncash	—	—	—	—
Noncash adjustment—underspend	(2)	—	1	(1)
Balance at December 31, 2019	$58	$3	$(1)	$60

The following table summarizes the changes in Adient's 2018 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2019	$24	$(4)	$20
Utilized—cash	(5)	—	(5)
Utilized—noncash	—	—	—
Noncash adjustment—underspend	(3)	1	(2)
Balance at December 31, 2019	$16	$(3)	$13

There were no material changes during the first quarter of fiscal 2020 to the 2017 Plan's $5 million reserve balance.

Adient plc | Form 10-Q | 22

The following table summarizes the changes in Adient's 2016 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2019	$25	$2	$27
Utilized—cash	(2)	—	(2)
Utilized—noncash	—	—	—
Noncash adjustment—underspend	—	—	—
Balance at December 31, 2019	$23	$2	$25

Adient's fiscal 2020, 2019, 2018, 2017 and 2016 restructuring plans included workforce reductions of approximately 8,900. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2019, approximately 6,200 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included eighteen plant closures. As of December 31, 2019, fifteen of the eighteen plants have been closed.

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

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended December 31, 2019, Adient’s income tax expense was $54 million. The income tax expense was higher than the statutory rate impact of 12.5% primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances, partially offset with a tax benefit related to the impairment of Adient’s YFAI investment. For the three months ended December 31, 2018, Adient’s income tax expense was $10 million equating to an effective tax rate of 48%. The income tax expense was higher than the statutory rate of 12.5% primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances, partially offset by a tax rate change in China.

Valuation Allowances

As a result of the Company's first quarter fiscal 2020 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.

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

Uncertain Tax Positions

At December 31, 2019, Adient had gross tax effected unrecognized tax benefits of $425 million. If recognized, $125 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at December 31, 2019 was approximately $11 million (net of tax benefit). The interest and penalties accrued for the three months ended December 31,
Adient plc | Form 10-Q | 23

2019 was $1 million. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Other Tax Matters

During the first quarter of fiscal 2020, Adient recognized a pre-tax non-cash impairment of $216 million in equity income related to Adient's YFAI investment. Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information. The tax benefit associated with the impairment charge was $4 million.

15. Segment Information

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, restructuring and impairment costs, restructuring related-costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items ("Adjusted EBITDA"). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.

	Three Months Ended December 31,
(in millions)	2019	2018
Net Sales
Americas	$1,859	$1,935
EMEA	1,564	1,640
Asia	572	650
Eliminations	(59)	(67)
Total net sales	$3,936	$4,158

Adient plc | Form 10-Q | 24

	Three Months Ended December 31,
(in millions)	2019	2018
Adjusted EBITDA
Americas	$94	$43
EMEA	49	2
Asia	177	154
Corporate-related costs (1)	(23)	(23)
Restructuring and impairment costs (2)	(2)	(31)
Purchase accounting amortization (3)	(10)	(10)
Restructuring related charges (4)	(5)	(9)
Loss on business divestitures - net (5)	(25)	—
Impairment of nonconsolidated partially-owned affiliate (6)	(216)	—
Depreciation	(75)	(65)
Stock based compensation	(4)	(6)
Other items (7)	(2)	(1)
Earnings (loss) before interest and income taxes	(42)	54
Net financing charges	(48)	(35)
Other pension income (expense)	2	2
Income (loss) before income taxes	$(88)	$21

Notes:
(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. Restructuring charges during the three months ended December 31, 2019 primarily consist of workforce reductions.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) Reflects losses on business divestitures, of which $4 million is related to the deconsolidation of Adient Aerospace, and $21 million is the result of the sale of the RECARO automotive high performance seating systems.
(6) Reflects the $216 million pre-tax non-cash impairment of Adient's YFAI investment as described in Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements.
(7) The three months ended December 31, 2019 includes $1 million of transaction costs, and $1 million of tax adjustments at YFAI. The three months ended December 31, 2018 includes $1 million of integration costs associated with the acquisition of Futuris.

Adient plc | Form 10-Q | 25

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended December 31,
(in millions)	2019	2018
Americas
United States	$1,567	$1,615
Mexico	613	670
Other Americas	123	124
Regional elimination	(444)	(474)
	1,859	1,935
EMEA
Germany	321	341
Czech Republic	336	352
Other EMEA	1,337	1,394
Regional elimination	(430)	(447)
	1,564	1,640
Asia
Thailand	133	162
China	160	155
Japan	122	141
Other Asia	159	193
Regional elimination	(2)	(1)
	572	650

Inter-segment elimination	(59)	(67)

Total	$3,936	$4,158

Adient plc | Form 10-Q | 26

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of December 31, 2019 and September 30, 2019. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income (loss)" line in the consolidated statements of income (loss) for the three months ended December 31, 2019 and 2018.

Adient maintains total investments in partially-owned affiliates of $1.3 billion and $1.4 billion at December 31, 2019 and September 30, 2019, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Three Months Ended December 31,
(in millions)	2019	2018
Income statement data:
Net sales	$4,243	$4,268
Gross profit	$512	$456
Net income	$243	$195
Net income attributable to the entity	$239	$190

Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for recent developments regarding certain of Adient's investments in partially-owned affiliates.

17. Commitments and Contingencies

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $11 million and $12 million at December 31, 2019 and September 30, 2019, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

Adient plc | Form 10-Q | 27

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended December 31,
(in millions)		2019	2018
Net sales to related parties	Net sales	$99	$92
Purchases from related parties	Cost of sales	177	173

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		December 31, 2019	September 30, 2019
Accounts receivable due from related parties	Accounts receivable	$60	$73
Accounts payable due to related parties	Accounts payable	103	137

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-Q | 28

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the ability of Adient to close the transactions subject to the Yanfeng agreement, the ability of Adient to effectively launch new business at forecasted and profitable levels, the ability of Adient to execute its turnaround plan, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, the impact of tax reform legislation through the Tax Cuts and Jobs Act, the ability of Adient to meet debt service requirements, terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, the cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part I, Item 1A of the which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of the Form 10-K. All information presented herein is based on the Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
Adient is a global leader in the automotive seating supply industry with leading market positions in the Americas, Europe and China and maintains longstanding relationships with the largest global automotive original equipment manufacturers (OEMs). Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests, trim covers and fabrics. Adient is a global seat supplier with the capability to design, develop, engineer, manufacture, and deliver complete seat systems and components in every major automotive producing region in the world. Adient also participates in the automotive interiors market, which includes production of instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other automotive interior products, primarily through its joint venture in China, Yanfeng Global Automotive Interior Systems Co., Ltd. (YFAI) (refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for recent developments regarding Adient's investment in YFAI).

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
Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. In the first quarter of fiscal 2020, automotive light vehicle production in North
Adient plc | Form 10-Q | 29

America, Europe and Asia decreased, production in South America was flat and production in China increased slightly compared to the first quarter of fiscal 2019.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended December 31,
(units in millions)	2019	Change	2018
Global	22.3	-5.1%	23.5
North America	3.8	-9.5%	4.2
South America	0.8	—%	0.8
Europe	5.3	-7.0%	5.7
China	7.2	1.4%	7.1
Asia, excluding China, and Other	5.2	-8.8%	5.7

Source: IHS Automotive, January 2020

Financial Results Summary
Significant aspects of Adient's financial results for the first quarter of fiscal 2020 include the following:
•Adient recorded net sales of $3,936 million for the first quarter of fiscal 2020, representing a decrease of $222 million, or 5% when compared to the first quarter of fiscal 2019. The decrease in net sales was the result of lower volumes in all regions and the unfavorable impact of foreign currency, partially offset by favorable commercial settlements and net pricing adjustments in the Americas and Europe regions.
•Gross profit was $263 million, or 6.7% of net sales for the first quarter of fiscal 2020 compared to $180 million, or 4.3% of net sales for the first quarter of fiscal 2019. Profitability, including gross profit as a percentage of net sales, was higher due to the effects of commercial settlements and net pricing adjustments, lower levels of launch inefficiencies, and lower operational waste and freight costs. The positive benefits were partially offset by lower sales volumes across all regions as compared to fiscal 2019.
•Equity loss was $113 million for the first quarter of fiscal 2020, which compares to equity income of $83 million for the first quarter of fiscal 2019. The change is primarily attributable to a $216 million non-cash impairment of Adient's YFAI investment, partially offset by a $20 million increase in equity earnings primarily from certain partially owned affiliates in China which includes $10 million of benefits from tax credits at various affiliates that are not expected to recur.

•Net loss attributable to Adient was $167 million for the first quarter of fiscal 2020, compared to $17 million of net loss attributable to Adient for the first quarter of fiscal 2019. The year over year increase in net loss is primarily attributable to a $216 million non-cash impairment charge on Adient's YFAI investment, a $21 million loss on the sale of the RECARO business, a $4 million loss on the deconsolidation of Adient Aerospace, and $13 million of higher net financing costs, partially offset by an $83 million increase in gross profit, a $13 million reduction of administrative costs, a $33 million reduction in restructuring related charges, and a $20 million increase in equity earnings at certain China affiliates.
Adient plc | Form 10-Q | 30

Consolidated Results of Operations

	Three Months Ended December 31,
(in millions)	2019	Change	2018
Net sales	$3,936	-5%	$4,158
Cost of sales	3,673	-8%	3,978
Gross profit	263	46%	180
Selling, general and administrative expenses	165	-7%	178
Loss on business divestitures - net	25	n/a	—
Restructuring and impairment costs	2	-94%	31
Equity income (loss)	(113)	> -100%	83
Earnings (loss) before interest and income taxes	(42)	> -100%	54
Net financing charges	48	37%	35
Other pension expense (income)	(2)	—%	(2)
Income (loss) before income taxes	(88)	> -100%	21
Income tax provision (benefit)	54	> 100%	10
Net income (loss)	(142)	> -100%	11
Income (loss) attributable to noncontrolling interests	25	-11%	28
Net income (loss) attributable to Adient	$(167)	> -100%	$(17)

Net Sales

	Three Months Ended December 31,
(in millions)	2019	Change	2018
Net sales	$3,936	-5%	$4,158

Net sales decreased by $222 million, or 5%, in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019 primarily due to lower volumes in Americas, Europe and Asia and the unfavorable impact of foreign currency ($43 million), partially offset by favorable commercial settlements and net pricing adjustments, including material economic recoveries. Refer to the segment analysis below for a discussion of segment net sales.

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2019	Change	2018
Cost of sales	$3,673	-8%	$3,978
Gross profit	$263	46%	$180
% of sales	6.7%		4.3%

Cost of sales decreased by $305 million , or 8%, and gross profit increased by $83 million, or 46%, in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019. The year over year decrease in cost of sales was primarily due to the decrease in volumes, overall operational improvements and the favorable impact of foreign currency ($43 million). Gross profit was favorably impacted by commercial settlements and net pricing adjustments, lower launch inefficiencies, and a reduction in operational waste and freight, partially offset by the impact of lower sales volume. Refer to the segment analysis below for a discussion of segment profitability.

Adient plc | Form 10-Q | 31

Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2019	Change	2018
Selling, general and administrative expenses	$165	-7%	$178
% of sales	4.2%		4.3%

Selling, general and administrative expenses (SG&A) decreased by $13 million in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019. The year over year decrease in SG&A is attributable to lower overall administrative and engineering spending of $12 million and prior year Adient Aerospace costs of $5 million, partially offset by higher depreciation of $4 million.

Loss on Business Divestitures - net

	Three Months Ended December 31,
(in millions)	2019	Change	2018
Loss on business divestitures - net	$25	n/a	$—

 The loss on business divestitures is comprised of a $21 million loss on the sale of RECARO automotive high performance seating and a $4 million loss on the deconsolidation of Adient Aerospace. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for information related to these divestitures.

Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2019	Change	2018
Restructuring and impairment costs	$2	-94%	$31

Restructuring and impairment costs were lower by $29 million during the first quarter of fiscal 2020 due to the lower levels of restructuring actions taken. Refer to Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Equity Income (Loss)

	Three Months Ended December 31,
(in millions)	2019	Change	2018
Equity income (loss)	$(113)	> -100%	$83

Equity loss was $113 million for the first quarter of fiscal 2020, compared to $83 million of income in the first quarter of fiscal 2019. The change is primarily attributable to a $216 million non-cash impairment charge related to Adient's YFAI investment resulting from the announced transaction that includes the divestiture of the YFAI investment, partially offset by a $20 million increase in equity earnings primarily from certain partially owned affiliates in China, which includes $10 million of benefits from tax credits at various affiliates that are not expected to recur.

Adient plc | Form 10-Q | 32

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2019	Change	2018
Net financing charges	$48	37%	$35

Net financing charges increased in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019 due to higher levels of outstanding debt and to higher average interest rates in the current quarter.

Other Pension Expense (Income)

	Three Months Ended December 31,
(in millions)	2019	Change	2018
Other pension expense (income)	$(2)	—%	$(2)

Other pension income remained consistent year over year. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended December 31,
(in millions)	2019	Change	2018
Income tax provision (benefit)	$54	> 100%	$10

The first quarter of fiscal 2020 income tax expense of $54 million was higher than the statutory rate of 12.5% primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances, partially offset with a $4 million tax benefit associated with the impairment of Adient’s YFAI investment. For the first quarter of fiscal 2019, Adient’s income tax expense was $10 million and was higher than the statutory rate of 12.5% primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances, partially offset by a $7 million benefit from a tax rate change at a China affiliate.

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2019	Change	2018
Income (loss) attributable to noncontrolling interests	$25	-11%	$28

The decrease in income attributable to noncontrolling interests for the first quarter of fiscal 2020 when compared to the same period in the prior year was primarily attributable to lower income resulting from lower volumes at certain Seating affiliates in varying jurisdictions.

Net Income (Loss) Attributable to Adient

	Three Months Ended December 31,
(in millions)	2019	Change	2018
Net income (loss) attributable to Adient	$(167)	> -100%	$(17)

Net loss attributable to Adient was $167 million for the first quarter of fiscal 2020 compared to a net loss of $17 million for the first quarter of fiscal 2019. The year over year increase in net loss is primarily attributable to a $216 million non-cash impairment charge on Adient's YFAI investment, a $21 million loss on the sale of the RECARO business, a $4 million loss on
Adient plc | Form 10-Q | 33

the deconsolidation of Adient Aerospace, and $13 million of higher net financing charges, partially offset by an $83 million increase in gross profit, a $13 million reduction of administrative costs, a $33 million reduction in restructuring related charges, and a $20 million increase in equity earnings at certain China affiliates.

Comprehensive Income (Loss) Attributable to Adient

	Three Months Ended December 31,
(in millions)	2019	Change	2018
Comprehensive income (loss) attributable to Adient	$(102)	> -100%	$(4)

Comprehensive loss attributable to Adient was $102 million for the first quarter of fiscal 2020 compared to a loss of $4 million for the first quarter of fiscal 2019. The increase in comprehensive loss attributable to Adient for the first quarter of fiscal 2020 was primarily due to an unfavorable change in net income/loss ($153 million), partially offset by the favorable year-over-year impact of foreign currency ($50 million) primarily due to the strengthening of the US dollar against the Euro. The year-over-year change in net income/loss is primarily attributable to a $216 million pre-tax non-cash impairment charge on Adient's YFAI investment and losses on business divestitures ($25 million).

Segment Analysis

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, qualified restructuring and impairment costs, restructuring related-costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items ("Adjusted EBITDA"). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended December 31,
(in millions)	2019	2018
Net Sales
Americas	$1,859	$1,935
EMEA	1,564	1,640
Asia	572	650
Eliminations	(59)	(67)
Total net sales	$3,936	$4,158

Adient plc | Form 10-Q | 34

	Three Months Ended December 31,
(in millions)	2019	2018
Adjusted EBITDA
Americas	$94	$43
EMEA	49	2
Asia	177	154
Corporate-related costs (1)	(23)	(23)
Restructuring and impairment costs (2)	(2)	(31)
Purchase accounting amortization (3)	(10)	(10)
Restructuring related charges (4)	(5)	(9)
Loss on business divestitures - net (5)	(25)	—
Impairment of nonconsolidated partially-owned affiliate (6)	(216)	—
Depreciation	(75)	(65)
Stock based compensation	(4)	(6)
Other items (7)	(2)	(1)
Earnings (loss) before interest and income taxes	(42)	54
Net financing charges	(48)	(35)
Other pension income (expense)	2	2
Income (loss) before income taxes	$(88)	$21

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal, finance and marketing.
(2) Reflects restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. Refer to Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for more information.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420 along with restructuring costs at partially owned affiliates recorded within equity income.
(5) Reflects losses on business divestitures, of which $4 million is related to the deconsolidation of Adient Aerospace, and $21 million is the result of the sale of the RECARO automotive high performance seating systems.
(6) Reflects the $216 million pre-tax non-cash impairment of Adient's YFAI investment as described in Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements.
(7) The three months ended December 31, 2019 includes $1 million of transaction costs and $1 million for the U.S. tax reform impact at YFAI. The three months ended December 31, 2019 includes $1 million of Futuris integration costs.
Americas

	Three Months Ended December 31,
(in millions)	2019	Change	2018
Net sales	$1,859	-4%	$1,935
Adjusted EBITDA	$94	> 100%	$43

Adient plc | Form 10-Q | 35

Net sales decreased during the first quarter of fiscal 2020 by $76 million due to lower production volumes ($79 million, including $55 million attributable to the GM labor strike), and the unfavorable impact of foreign currency ($7 million), partially offset by favorable commercial settlements and net pricing adjustments ($10 million).

Adjusted EBITDA increased during the first quarter of fiscal 2020 by $51 million due to the impact of favorable commercial settlements and net pricing adjustments ($20 million), lower administrative and engineering expense ($16 million), operational performance improvements ($20 million), favorable material economics, net of recoveries ($4 million) and the favorable impact of foreign currency ($1 million), partially offset by lower volumes and unfavorable product mix ($9 million) and lower equity income ($1 million).

EMEA

	Three Months Ended December 31,
(in millions)	2019	Change	2018
Net sales	$1,564	-5%	$1,640
Adjusted EBITDA	$49	> 100%	$2

Net sales decreased during the first quarter of fiscal 2020 by $76 million due to the unfavorable impact of foreign currency ($48 million) and lower production volumes ($45 million), partially offset by favorable commercial settlements and net pricing adjustments ($17 million).

Adjusted EBITDA increased during the first quarter of fiscal 2020 by $47 million due to operational performance improvements ($23 million), the favorable impact of commercial settlements and net pricing adjustments ($21 million), lower administrative and engineering expenses ($12 million) and higher equity income ($1 million), partially offset by lower volumes and product mix ($6 million), unfavorable material economics, net of recoveries ($2 million) and the unfavorable impact of foreign currency ($2 million) .

Asia

	Three Months Ended December 31,
(in millions)	2019	Change	2018
Net sales	$572	-12%	$650
Adjusted EBITDA	$177	15%	$154

Net sales decreased during the first quarter of fiscal 2020 by $78 million due to lower production volumes ($90 million), partially offset by the favorable impact of foreign currency ($11 million) and favorable commercial settlements and net pricing adjustments ($1 million).

Adjusted EBITDA increased during the first quarter of fiscal 2020 by $23 million due to higher equity income at certain China affiliates ($26 million) including $10 million of benefits from tax credits at various affiliates that are not expected to recur, the favorable impact of commercial settlements and net pricing adjustments ($14 million) and the favorable impact of foreign currency ($1 million), partially offset by lower volumes and product mix ($6 million), higher administration and engineering costs ($5 million) and unfavorable material economics, net of recoveries ($2 million). As a result of the planned divestiture of our YFAI investment, no further equity income will be recorded related to YFAI. Refer to "Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for more information on the planned divestiture of YFAI.

Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Adient's principal sources of liquidity are cash flows from operating
Adient plc | Form 10-Q | 36

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
Indebtedness

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. As of December 31, 2019, Adient's availability under this facility was $1,059 million.
In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a term loan credit agreement (the “Term Loan B Agreement”) providing for a 5-year $800 million senior secured term loan facility that was fully drawn at closing. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity on May 6, 2024. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 4.25% (with one 0.25% step down based on achievement of a specific secured net leverage level starting with the fiscal quarter ending December 31, 2019). The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions.

Adient US also maintains an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes (the “Notes”). The Notes mature on May 15, 2026 and bear interest at a rate of 7.00% per annum. Interest on the Notes is payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019.

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

Adient Global Holdings Ltd., a wholly-owned subsidiary of Adient, maintains $0.9 billion aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 and €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €165 million in an unsecured term loan from the European Investment Bank due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points.

Adient plc | Form 10-Q | 37

Sources of Cash Flows

	Three Months Ended December 31,
(in millions)	2019	2018
Cash provided (used) by operating activities	$239	$(128)
Cash provided (used) by investing activities	(128)	(118)
Cash provided (used) by financing activities	(74)	(38)
Capital expenditures	(91)	(144)

Operating Cash Flows: Cash flows from operating activities increased year over year primarily as a result of higher profitability and favorable overall changes to working capital, including favorable changes to accounts receivable, inventory and accounts payable.

Investing Cash Flows: The increase in cash used by investing activities is primarily attributable to a $37 million cash outflow related to the deconsolidation of Adient Aerospace, partially offset by a year over year decrease in capital expenditures ($53 million), and prior year proceeds from the sale of the Detroit, Michigan properties and airplane ($35 million).

Financing Cash Flows: The increase in cash used by financing activities is primarily attributable to cash dividends paid to noncontrolling interests ($18 million), funding of short-term debt ($19 million), and prior year cash received related to the formation of the Adient Aerospace consolidated joint venture ($28 million), partially offset by non-recurring cash dividends paid in the prior year ($26 million).

Capital expenditures: Capital expenditures decreased year over year based on timing of program spend on product launches and tightening controls around overall spending.

Working capital

(in millions)	December 31, 2019	September 30, 2019
Current assets	$3,799	$4,116
Current liabilities	3,683	3,835
Working capital	$116	$281

The decrease in working capital of $165 million is primarily attributable to lower levels of accounts receivable as of December 31, 2019 offset by lower levels of accounts payable. Also contributing to the lower levels of working capital is the recognition of lease liabilities (current lease liability of $112 million at December 31, 2019 impacting working capital), upon adoption of the new lease accounting standard in the first quarter of fiscal 2020.
Adient plc | Form 10-Q | 38

Restructuring and Impairment Costs
During the first quarter of 2020, Adient committed to a restructuring plan ("2020 Plan") of $7 million that was offset by $5 million of prior year underspend. Of the restructuring costs recorded, $3 million relates to the Americas segment, $2 million relates to the EMEA segment and $2 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2021.

In fiscal 2019, Adient committed to a restructuring plan ("2019 Plan") of $109 million that was offset by $16 million of prior year underspend, a $9 million increase to a prior year reserve and $6 million of customer recoveries related to previous restructuring charges. Of the restructuring costs recorded, $81 million relates to the EMEA segment, $16 million relates to the Americas segment and $8 million relates to the Asia segment. This is the total amount expected to be incurred for this restructuring plan.The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2019 restructuring plan will reduce annual operating costs by approximately $109 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 35-40% will result in net savings. The restructuring actions are expected to be substantially completed by fiscal 2021.

In fiscal 2018, Adient committed to a restructuring plan ("2018 Plan") of $71 million that was offset by $25 million of prior year underspend. Of the restructuring costs recorded, $52 million relates to the EMEA segment, $10 million relates to the Asia segment and $9 million relates to the Americas segment. In fiscal 2019 there was adjustment to this plan which resulted in additional $9 million of charges. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2018 restructuring plan will reduce annual operating costs by approximately $65 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 60% will result in net savings. Adient partially achieved these savings in fiscal year 2019. The restructuring plan reserve balance of $13 million at December 31, 2019 is expected to be paid in cash.

In fiscal 2017, Adient committed to a restructuring plan ("2017 Plan") and recorded $46 million of restructuring and impairment costs in the consolidated statements of income. Of the restructuring costs recorded, $34 million relates to the EMEA segment, $7 million relates to the Americas segment and $5 million relates to the Asia segment. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and plant closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2017 restructuring plan will reduce annual operating costs by approximately $40 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 55%-60% will result in net savings. Adient partially achieved these savings in fiscal years 2017, 2018 and 2019. The restructuring actions are expected to be substantially complete in fiscal 2021. There were no material changes during the first quarter of fiscal 2020 to the 2017 Plan's $5 million reserve balance.

In fiscal 2016, Adient committed to a restructuring plan ("2016 Plan") and recorded $332 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2016 restructuring plan will reduce annual operating costs by approximately $145 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense, of which approximately 75%-80% will result in net savings. Adient partially achieved these savings in fiscal years 2016 through 2019.

Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to the off-balance sheet arrangements and contractual obligations disclosed in Adient's Annual Report on Form 10-K for the year ended September 30, 2019.

Effects of Inflation and Changing Prices
The effects of inflation have not been significant to Adient's results of operations in recent years. Generally, Adient has been able to implement operating efficiencies to sufficiently offset cost increases, which have been moderate.

Adient plc | Form 10-Q | 39

Critical Accounting Estimates and Policies
See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the year ended September 30, 2019, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended December 31, 2019.

New Accounting Pronouncements
See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2019, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the year ended September 30, 2019.

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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to this item may be found in Note 17, "Commitments and Contingencies," of the notes to consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Additional information on Adient's commitments and contingencies can be found in Adient's Annual Report on Form 10-K for its fiscal year ended September 30, 2019.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2019, except that Adient has updated the below risk factors to reflect recent developments. The following risk factor updates supersede the corresponding risk factors previously reported in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

On June 23, 2016, the U.K. voted in a national referendum to withdraw from the European Union and in March 2017 the U.K. invoked Article 50 of the Treaty on European Union, which began the U.K.’s withdrawal from the European Union. The U.K. formally left the European Union on January 31, 2020 and entered into a transition period which is due to end on December 31, 2020, during which the U.K. and the European Union will seek to agree on the terms of their future relationship. Uncertainties in connection with the future of the U.K. and its relationship with the European Union have caused and may continue to cause disruptions to capital and currency markets worldwide. The consequences of a withdrawal by the U.K. from the European Union and the impact on markets, as well as the impact on Adient’s operations, remain highly uncertain, in particular, in respect of the U.K.’s future access to the European Single Market, its future regulatory environment and the free movement of capital and labor. This market volatility may lead to an increase in Adient’s cost of borrowing or the availability of credit, which may adversely impact Adient’s financial performance. The U.K.’s withdrawal from the European Union may also have a detrimental effect on Adient’s customers and suppliers, which would, in turn, adversely affect Adient’s revenues and financial condition. In
Adient plc | Form 10-Q | 41

addition, the U.K.’s withdrawal from the European Union may also result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the U.K. and the European Union are established.

Risks associated with joint venture partnerships may adversely affect Adient's business and financial results.

Adient has entered into several joint ventures worldwide and may enter into additional joint ventures in the future. Adient's joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with Adient's goals or with the goals of the joint venture. Adient may compete against its joint venture partners in certain of its markets and certain negotiations with its customers may negatively impact its joint venture business with those same customers. Disagreements with Adient's business partners may impede Adient's ability to maximize the benefits of its partnerships and/or may consume management time and other resources to negotiate. Adient's joint venture arrangements may require Adient, among other matters, to pay certain costs or to make certain capital investments or to seek its joint venture partner's consent to take certain actions. Adient does not control the ability to collect cash dividends from its non-consolidated joint ventures. Delays in the collection of dividends, even by a few days, could adversely affect Adient's financial position and cash flows. Adient's joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and Adient may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. Further, joint venture partnerships are subject to renewal or expiration at various times, specifically including the need to renew the YFAS joint venture by the end of 2022. Adient has recently entered into an agreement to extend the term of the YFAS joint venture until December 31, 2038, which transaction is subject to regulatory and other customary conditions of closing and is cross-conditioned on other transactions that Adient has entered into with Yanfeng related to the YFAI and AYM joint ventures. The failure to renew or extend the terms of Adient’s joint venture partnerships could impact other areas of Adient’s business, including its business relationships. The above risks, if realized, could result in an adverse effect on Adient's business and financial results.

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

There are other risks that are inherent in Adient's non-U.S. operations, including the potential for changes in socioeconomic conditions, laws and regulations, including import, export, direct and indirect taxes, value-added taxes, labor and environmental laws, and monetary and fiscal policies; protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes; unsettled political conditions; government-imposed plant or other operational shutdowns; backlash from foreign labor organizations related to Adient's restructuring actions; corruption; natural and man-made disasters, global health epidemics, hazards and losses; violence, civil and labor unrest; and possible terrorist attacks. Specifically, Adient is assessing and responding where possible to the potential impact of the coronavirus outbreak in China. Adient’s assessment includes an evaluation of the impact on its facilities, employees, customers, suppliers and logistics providers. The significance of the virus’ impact on Adient’s business remains uncertain.

These and other factors may have an adverse effect on Adient's non-U.S. operations and therefore on Adient's business and results of operations.

Adient plc | Form 10-Q | 42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Equity Securities

There has been no share repurchase activity during the three months ended December 31, 2019.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Adient plc | Form 10-Q | 43

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

Adient plc | Form 10-Q | 44

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	February 7, 2020

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	February 7, 2020

Adient plc | Form 10-Q | 45