Form 10-Q
period 2020-03-31
Adient plc
filed 2020-05-05
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

At March 31, 2020, 93,878,959 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended March 31, 2020

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2020	2019	2020	2019
Net sales	$3,511	$4,228	$7,447	$8,386
Cost of sales	3,274	4,031	6,947	8,009
Gross profit	237	197	500	377
Selling, general and administrative expenses	127	168	292	346
Loss on business divestitures - net	—	—	25	—
Restructuring and impairment costs	52	113	54	144
Equity income (loss)	8	62	(105)	145
Earnings (loss) before interest and income taxes	66	(22)	24	32
Net financing charges	50	40	98	75
Other pension expense (income)	(2)	—	(4)	(2)
Income (loss) before income taxes	18	(62)	(70)	(41)
Income tax provision (benefit)	16	64	70	74
Net income (loss)	2	(126)	(140)	(115)
Income (loss) attributable to noncontrolling interests	21	23	46	51
Net income (loss) attributable to Adient	$(19)	$(149)	$(186)	$(166)

Earnings per share:
Basic	$(0.20)	$(1.59)	$(1.98)	$(1.78)
Diluted	$(0.20)	$(1.59)	$(1.98)	$(1.78)

Shares used in computing earnings per share:
Basic	93.8	93.5	93.8	93.5
Diluted	93.8	93.5	93.8	93.5

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2020	2019	2020	2019
Net income (loss)	$2	$(126)	$(140)	$(115)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(141)	40	(82)	56
Realized and unrealized gains (losses) on derivatives	(62)	4	(47)	1
Other comprehensive income (loss)	(203)	44	(129)	57
Total comprehensive income (loss)	(201)	(82)	(269)	(58)
Comprehensive income (loss) attributable to noncontrolling interests	4	28	38	56
Comprehensive income (loss) attributable to Adient	$(205)	$(110)	$(307)	$(114)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	March 31, 2020	September 30, 2019
Assets
Cash and cash equivalents	$1,640	$924
Accounts receivable - net	1,344	1,905
Inventories	775	793
Assets held for sale	40	—
Other current assets	477	494
Current assets	4,276	4,116
Property, plant and equipment - net	1,591	1,671
Goodwill	2,018	2,150
Other intangible assets - net	381	405
Investments in partially-owned affiliates	1,279	1,399
Assets held for sale	157	—
Other noncurrent assets	944	601
Total assets	$10,646	$10,342
Liabilities and Shareholders' Equity
Short-term debt	$838	$22
Current portion of long-term debt	8	8
Accounts payable	2,203	2,709
Accrued compensation and benefits	287	364
Liabilities held for sale	36	—
Restructuring reserve	146	123
Other current liabilities	705	609
Current liabilities	4,223	3,835
Long-term debt	3,717	3,708
Liabilities held for sale	10	—
Pension and postretirement benefits	130	151
Other noncurrent liabilities	648	408
Long-term liabilities	4,505	4,267
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	35	51
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at March 31, 2020	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 93,878,959 shares issued and outstanding at March 31, 2020	—	—
Additional paid-in capital	3,966	3,962
Accumulated deficit	(1,735)	(1,545)
Accumulated other comprehensive income (loss)	(690)	(569)
Shareholders' equity attributable to Adient	1,541	1,848
Noncontrolling interests	342	341
Total shareholders' equity	1,883	2,189
Total liabilities and shareholders' equity	$10,646	$10,342

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended March 31,
(in millions)	2020	2019
Operating Activities
Net income (loss) attributable to Adient	$(186)	$(166)
Income attributable to noncontrolling interests	46	51
Net income (loss)	(140)	(115)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	147	137
Amortization of intangibles	19	20
Pension and postretirement benefit expense (benefit)	—	2
Pension and postretirement contributions, net	(18)	(13)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $1 and $0, respectively)	(103)	(117)
Impairment of nonconsolidated partially-owned affiliate	216	—
Deferred income taxes	5	40
Non-cash impairment charges	—	66
Loss (gain) on divestitures - net	25	—
Equity-based compensation	1	8
Other	5	7
Changes in assets and liabilities:
Receivables	508	90
Inventories	(30)	(12)
Other assets	38	62
Restructuring reserves	(33)	(70)
Accounts payable and accrued liabilities	(466)	(51)
Accrued income taxes	9	(14)
Cash provided (used) by operating activities	183	40
Investing Activities
Capital expenditures	(185)	(252)
Sale of property, plant and equipment	4	58
Settlement of cross-currency interest rate swap	10	—
Changes in long-term investments	(37)	—
Other	—	4
Cash provided (used) by investing activities	(208)	(190)
Financing Activities
Increase (decrease) in short-term debt	818	3
Repayment of long-term debt	(4)	(1)
Debt financing costs	(1)	(8)
Cash dividends	—	(26)
Dividends paid to noncontrolling interests	(59)	(43)
Formation of consolidated joint venture	—	28
Other	(2)	(2)
Cash provided (used) by financing activities	752	(49)
Effect of exchange rate changes on cash and cash equivalents	(11)	3
Increase (decrease) in cash and cash equivalents	716	(196)
Cash and cash equivalents at beginning of period	924	687
Cash and cash equivalents at end of period	$1,640	$491

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

For recent developments regarding the planned divestitures of Adient's YFAI investment and the fabrics business, refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements.

Basis of Presentation
The unaudited consolidated financial statements of Adient have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of September 30, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair statement of the results of operations, financial position and cash flows of Adient for the interim periods presented. Interim results are not necessarily indicative of full-year results, particularly in fiscal 2020 given the unprecedented situation Adient is currently facing with the COVID-19 pandemic and the related significant interruption it is having on its operations. Adient's China facilities (including both consolidated and non-consolidated joint ventures) were effectively shut down during the lunar New Year festival (at the end of January) and did not return to operations until the end of March 2020. Currently, all 79 of Adient's plants in China are operating and all of its customer plants in China have re-opened. Beginning in late March 2020, Adient experienced the shutdown of effectively all of its facilities in the Americas and European regions coinciding with the shutdown of its customer facilities in those regions. Adient has also experienced the shutdown of approximately 50% of its plants in Asia (outside China) during late March and early April. The resumption of production in all of these regions is dependent on Adient's customers resuming operations, and the level of production will depend on consumer demand for new vehicles.

Principles of Consolidations
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended March 31, 2020, and September 30, 2019, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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

Adient plc | Form 10-Q | 7

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	March 31, 2020	September 30, 2019
Current assets	$239	$236
Noncurrent assets	82	40
Total assets	$321	$276

Current liabilities	$217	$235
Noncurrent liabilities	17	—
Total liabilities	$234	$235

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Adient	$(19)	$(149)	$(186)	$(166)

Denominator:
Shares outstanding	93.8	93.5	93.8	93.5
Effect of dilutive securities	—	—	—	—
Diluted shares	93.8	93.5	93.8	93.5

Earnings per share:
Basic	$(0.20)	$(1.59)	$(1.98)	$(1.78)
Diluted	$(0.20)	$(1.59)	$(1.98)	$(1.78)

Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share, which is a result of all periods presented being in a loss position.

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

ASU 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from
Adient plc | Form 10-Q | 8

nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The adoption of this guidance on October 1, 2019 did not impact Adient's consolidated financial statements for the six months ended March 31, 2020.

Standards Effective After Fiscal 2020

Adient has considered the ASUs summarized below, effective after fiscal 2020, none of which is expected to significantly impact the consolidated financial statements:

Standard Adopted	Description	Date Effective
ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments	ASU 2016-13 changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts. Available-for-sale debt securities with unrealized losses will now be recorded through an allowance for credit losses.	October 1, 2020
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	ASU 2018-13 eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The amendments with respect to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented.	October 1, 2020
ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The amendments in ASU 2018-14 eliminate, add, and modify certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance is to be applied on a retrospective basis to all periods presented.	October 1, 2020
ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities	ASU 2018-17 affects reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation-Overall.	October 1, 2020
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	ASU 2019-12 modifies ASC 740, Income Taxes, by simplifying accounting for income taxes. As part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements, the FASB’s amendments may impact both interim and annual reporting periods. ASU 2019-12 is effective at the beginning of fiscal 2022 for Adient although early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption.	October 1, 2021

2. Revenue Recognition

Adient generates revenue through the sale of automotive seating solutions, including complete seating systems and the components of complete seating systems. Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, the program can be canceled at any time without cause by the customer. Programs awarded to Adient to supply parts to its customers do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is generally recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect
Adient plc | Form 10-Q | 9

changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments (some of which are accounted for as variable consideration and subject to being constrained), net of the impact, if any, of consideration paid to the customer.

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contracts assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities were identified at September 30, 2019 or at March 31, 2020. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for disaggregated revenue by geographical market.

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

On December 31, 2019, Adient sold the RECARO automotive high performance seating systems business to a group of investors for de minimis proceeds. As a result of the sale, Adient recorded a loss of $21 million during the quarter ending December 31, 2019. For fiscal 2019, the RECARO business recorded $148 million of sales and insignificant pre-tax income.

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
Adient plc | Form 10-Q | 10

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

The transactions described above are cross-conditioned on each other and closing is subject to regulatory approvals, including the State Administration for Market Regulation in the People’s Republic of China, and other customary closing conditions. The transactions are expected to be completed by the end of fiscal 2020. Proceeds from the transactions are expected to be used by Adient for general corporate purposes or to potentially pay down a portion of Adient’s debt subject to the ongoing impacts of the COVID-19 pandemic. The terms of the Master Agreement as described above are consistent with non-binding terms reached in December 2019.

As a result of the transactions described above, Adient concluded that indicators of other-than-temporary impairment were present related to the investment in YFAI as of December 31, 2019. Upon entering into a formal agreement to sell the YFAI investment, Adient determined that other-than-temporary impairment did exist and recorded a $216 million non-cash impairment of Adient's YFAI investment during the quarter ended December 31, 2019. The impairment was determined based on combining the fair value of consideration received for all transactions contemplated within the Master Agreement, including an estimated fair value of the YFAS joint venture extension, and allocating the total consideration received to the individual transactions based on relative fair values. Adient estimated the fair value of the individual transactions using both an income approach and market approach. The inputs utilized in the fair value analyses of the transactions are classified as level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consisted of expected future operating margins and cash flows of YFAI, estimated production volumes, estimated dividend payments from YFAS over the extension period, estimated terminal values of YFAS, market comparables, weighted-average costs of capital (YFAI - 15.0%, YFAS - 10.5%), and noncontrolling interest discounts. As a result of the pending divestiture of the YFAI investment and the corresponding impairment, Adient ceased recognizing equity income from YFAI subsequent to December 31, 2019 (YFAI equity income was $40 million in fiscal 2019). In addition, upon the closing of the transaction, an intangible asset of $92 million will be recorded associated with the YFAS joint venture extension to be amortized over the 18-year term of the extension.

On March 5, 2020, Adient entered into an agreement to sell its automotive fabrics manufacturing business including the lamination business to Sage Automotive Interiors for $175 million. Proceeds from the transaction are expected to be used by Adient for general corporate purposes or to potentially pay down a portion of Adient's debt subject to the ongoing impacts of the COVID-19 pandemic. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to be completed by the end of fiscal 2020. The sale transaction includes 11 facilities globally with the majority located in EMEA, with approximately 1,300 employees. The assets and liabilities belonging to the business, including $78 million of allocated goodwill, have been classified as assets and liabilities held for sale, respectively, as of March 31, 2020. For fiscal 2019, the fabrics manufacturing business recorded $227 million of sales and $8 million of pre-tax income.

All of the divestiture transactions described above align with Adient's strategy of focusing on its core, high-volume seating business.

Adient plc | Form 10-Q | 11

4. Inventories

Inventories consisted of the following:

(in millions)	March 31, 2020	September 30, 2019
Raw materials and supplies	$592	$609
Work-in-process	25	32
Finished goods	158	152
Inventories	$775	$793

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2019	$638	$429	$1,083	$2,150
Business divestitures	(21)	(78)	—	(99)
Currency translation and other	(9)	(6)	(18)	(33)
Balance at March 31, 2020	$608	$345	$1,065	$2,018

Due to the COVID-19 pandemic and the significant interruption it has caused to Adient’s operations, Adient tested goodwill for impairment for each of its reporting units for the quarter ended March 31, 2020 using a fair value method based on management's judgments and assumptions regarding future cash flows. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Adient estimated the fair value of each of its reporting units using an income approach, which utilized Level 3 unobservable inputs. These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows, and the appropriate discount rates (based on weighted average cost of capital ranging from 15.0% to 17.5% as of March 31, 2020) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections also considered the impact that COVID-19 is having on Adient’s current and future operations as well as the impact to new vehicle sales in future years. As a result of the test, there was no goodwill impairment recorded during the quarter ended March 31, 2020. A change in any of these estimates and assumptions, especially as it relates to the extent of the COVID-19 pandemic’s impacts on vehicle production volumes within the automotive industry as well as the demand for new vehicle sales once the current operational interruptions are over, could produce significantly lower fair values of Adient's reporting units, which could have a material impact on its results of operations.

Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for more information on Adient's reportable segments.

Adient plc | Form 10-Q | 12

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	March 31, 2020			September 30, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$28	$(19)	$9	$27	$(17)	$10
Customer relationships	487	(138)	349	494	(129)	365
Trademarks	42	(28)	14	51	(32)	19
Miscellaneous	18	(9)	9	21	(10)	11
Total intangible assets	$575	$(194)	$381	$593	$(188)	$405

Amortization of other intangible assets for the six months ended March 31, 2020 and 2019 was $19 million and $20 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	Six Months Ended March 31,
(in millions)	2020	2019
Balance at beginning of period	$22	$11
Accruals for warranties issued during the period	5	9
Changes in accruals related to pre-existing warranties (including changes in estimates)	(1)	10
Settlements made (in cash or in kind) during the period	(3)	(6)
Balance at end of period	$23	$24

In the second quarter of fiscal 2019, Adient recorded $7 million of warranty expense to correct a prior period error related to incurred but not yet reported warranty expense. Adient has concluded that this adjustment was not material to previously reported financial statements.

7. Leases

Adient adopted Accounting Standards Codification Topic 842, Leases (ASC 842), and all the related amendments using the modified retrospective method, without adjusting the comparative financial information, on October 1, 2019. As a result, financial information for reporting periods beginning on or after October 1, 2019 are presented in accordance with ASC 842. Upon adoption, Adient recognized right-of-use (ROU) assets of $380 million and corresponding lease liabilities of $384 million on October 1, 2019. The adoption date ROU asset balance was adjusted by $4 million, reflecting impairment of ROU assets for certain real estate leases (within the North America and Europe asset groups) of which the Company determined the carrying value of the initial operating lease ROU asset exceeded its fair value. The adjustment was recorded as an increase to the opening accumulated deficits. The adoption of ASC 842 did not have any significant impact on the consolidated statement of income or cash flows.
Adient plc | Form 10-Q | 13

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

The components of lease costs for the three months and six months ended March 31, 2020 were as follows:

(in millions)	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Operating lease cost	$31	$64
Short-term lease cost	7	12
Total lease cost	$38	$76

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

(in millions)		March 31, 2020
Operating lease right-of-use assets	Other noncurrent assets	$332

Operating lease liabilities - current	Other current liabilities	$89
Operating lease liabilities - noncurrent	Other noncurrent liabilities	245
		$334

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of March 31, 2020 were as follows:

Fiscal years (in millions)	March 31, 2020
2020 (excluding the six months ended March 31, 2020)	$55
2021	94
2022	67
2023	53
2024	39
Thereafter	91
Total lease payments	399
Less: imputed interest	(65)
Present value of lease liabilities	$334

Adient plc | Form 10-Q | 14

Future minimum operating lease payments accounted for under ASC 840 at September 30, 2019 were as follows:

Fiscal years (in millions)	Operating leases
2020	$119
2021	91
2022	64
2023	51
2024	40
After 2024	94
Total minimum lease payments	$459

Supplemental cash flow information related to leases was as follows:

(in millions)	Six Months Ended March 31, 2020
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$19

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$65

The weighted average remaining lease term for Adient's operating leases as of March 31, 2020 was 6 years. The weighted average discount rate for Adient's operating leases as of March 31, 2020 was 5.8%.

8. Debt and Financing Arrangements

Debt consisted of the following:

(in millions)	March 31, 2020	September 30, 2019
Long-term debt:
Term Loan B - LIBOR plus 4.00% due in 2024	$794	$798
4.875% Notes due in 2026	900	900
3.50% Notes due in 2024	1,101	1,094
7.00% Notes due in 2026	800	800
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	182	180
Less: debt issuance costs	(52)	(56)
Gross long-term debt	3,725	3,716
Less: current portion	8	8
Net long-term debt	$3,717	$3,708

Short-term debt:
ABL Credit Facility	$825	$—
Other bank borrowings	13	22
Total short-term debt	$838	$22

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up
Adient plc | Form 10-Q | 15

to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. On March 26, 2020, Adient borrowed $825 million in principal amount under the agreement, which is recorded as short-term debt as of March 31, 2020. As of March 31, 2020, Adient's availability under this facility was $175 million (net of $109 million of letters of credit).
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

Adient US also maintains an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes. These notes mature on May 15, 2026 and bear interest at a rate of 7.00% per annum. Interest on these notes is payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019.

The ABL Credit Facility, Term Loan B Agreement and the Senior First Lien Notes due 2026 contain covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay dividends or make other distributions on, or repurchase or redeem, Adient’s capital stock or certain other debt; make other restricted payments; and consolidate or merge with, or convey, transfer or lease all or substantially all of Adient’s and its restricted subsidiaries’ assets, to another person. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, maintains $0.9 billion aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 and €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €165 million in an unsecured term loan from the European Investment Bank due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points and required Adient to maintain a total net leverage ratio equal to or less than 5.75x adjusted EBITDA at March 31, 2020 (with future step downs), in which the company was in compliance.

On April 20, 2020, Adient US offered $600 million (net proceeds of $591 million) aggregate principal amount of 9.00% Senior First Lien Notes due 2025. These notes will mature on April 15, 2025, provided that if Adient Global Holdings Ltd (“AGH”) has not refinanced (or otherwise redeemed) in whole its outstanding 3.50% unsecured notes due 2024 or any refinancing indebtedness thereof that matures earlier than 91 days prior to the maturity date of the Senior First Lien Notes due 2025 on or prior to May 15, 2024, these notes will mature on May 15, 2024. Interest on these notes will be paid on April 15 and October 15 each year, beginning on October 15, 2020. These notes contain covenants that are usual and customary, similar to the covenants on the Senior First Lien Notes due 2026 as described above.

Adient plc | Form 10-Q | 16

Net Financing Charges
Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2020	2019	2020	2019
Interest expense, net of capitalized interest costs	$48	$38	$96	$73
Banking fees and debt issuance cost amortization	4	4	8	7
Interest income	(3)	(3)	(7)	(4)
Net foreign exchange	1	1	1	(1)
Net financing charges	$50	$40	$98	$75

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. As a result of the COVID-19 impacts and the resulting interruptions to Adient's operations, a loss of $2 million related to ineffective hedges was reclassified to the consolidated statement of income for the three months ended March 31, 2020. The remaining contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2020 and September 30, 2019, respectively.
As of March 31, 2020, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
Adient entered into cross-currency interest rate swaps during fiscal 2018 to selectively hedge portions of its net investment in Europe. The currency effects of the cross-currency interest rate swaps are reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Europe. During the three months ended March 31, 2020, Adient settled the one remaining cross-currency interest rate swap for $10 million in proceeds, resulting in no outstanding Euro denominated cross-currency interest rate swaps as of March 31, 2020.

Adient entered into a cross-currency interest rate swap during fiscal 2019 to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swap is reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Japan. As of March 31, 2020, Adient had one cross-currency interest rate swap outstanding totaling approximately ¥11 billion designated as a net investment hedge in Adient's net investment in Japan.

Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Adient's Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of March 31, 2020, Adient had two outstanding interest rate caps with total notional amount of approximately $200 million.

Adient plc | Form 10-Q | 17

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

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	March 31, 2020	September 30, 2019	March 31, 2020	September 30, 2019
Other current assets
Foreign currency exchange derivatives	$7	$5	$3	$3
Cross-currency interest rate swaps	—	12	—	—
Other noncurrent assets
Foreign currency exchange derivatives	—	—	1	1
Interest rate cap	—	1	—	—
Cross-currency interest rate swaps	2	1	—	—
Total assets	$9	$19	$4	$4

Other current liabilities
Foreign currency exchange derivatives	$66	$12	$—	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	15	3	—	—
Long-term debt
Foreign currency denominated debt	1,101	1,094	—	—
Total liabilities	$1,182	$1,109	$—	$—

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of March 31, 2020 and September 30, 2019, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	March 31, 2020	September 30, 2019	March 31, 2020	September 30, 2019
Gross amount recognized	$13	$23	$1,182	$1,109
Gross amount eligible for offsetting	(7)	(9)	(7)	(9)
Net amount	$6	$14	$1,175	$1,100

Adient plc | Form 10-Q | 18

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Foreign currency exchange derivatives	$(79)	$3	$(57)	$(1)

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2020	2019	2020	2019
Foreign currency exchange derivatives	Cost of sales	$4	$(2)	$6	$(2)

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2020	2019	2020	2019
Foreign currency exchange derivatives	Cost of sales	$—	$(1)	$(1)	$(1)
Foreign currency exchange derivatives	Net financing charges	3	—	3	1
Equity swap	Selling, general and administrative	—	4	—	(13)
Total		$3	$3	$2	$(13)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $23 million and $22 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, respectively, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges. For the three months ended March 31, 2020, a loss of $2 million was recognized in the consolidated statements of income (loss) resulting from ineffectiveness on cash flow hedges. There was no ineffectiveness on cash flow hedges during the three months ended March 31, 2019.

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

Adient plc | Form 10-Q | 19

Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of March 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$10	$—	$10	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Cross-currency interest rate swaps	2	—	2	—
Total assets	$13	$—	$13	$—
Other current liabilities
Foreign currency exchange derivatives	$66	$—	$66	$—
Other non current liabilities
Foreign currency exchange derivatives	15	—	15	—
Total liabilities	$81	$—	$81	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$—	$8	$—
Cross-currency interest rate swaps	12	—	12	—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Cross-currency interest rate swaps	1	—	1	—
Interest rate cap	1	—	1	—
Total assets	$23	$—	$23	$—
Other current liabilities
Foreign currency exchange derivatives	$12	$—	$12	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$15	$—	$15	$—

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
Adient plc | Form 10-Q | 20

Cross-currency interest rate swaps Adient selectively uses cross-currency interest rate swaps to hedge portions of its net investment in Europe. During fiscal 2018, Adient entered into two floating to floating cross-currency interest rate swaps totaling approximately €160 million designated as net investment hedges in Adient's net investment in Europe. During fiscal 2019, Adient entered into one floating to floating cross-currency interest rate swap totaling ¥11 billion designated as a net investment hedge in Adient's net investment in Japan. During fiscal 2019 and the first six months of fiscal 2020, Adient settled both Euro denominated cross-currency interest rate swaps. As of March 31, 2020, Adient had one ¥11 billion cross-currency interest rate swap outstanding.
Interest rate caps Adient selectively uses interest rate caps to limit the impact of floating rate interest payment increases on its Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of March 31, 2020, Adient had two interest rate caps outstanding totaling approximately $200 million.
The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.9 billion and $3.4 billion at March 31, 2020 and September 30, 2019, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Equity and Noncontrolling Interests

For the six months ended March 31, 2020:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2019	$—	$3,962	$(1,545)	$(569)	$1,848	$341	$2,189
Net income (loss)	—	—	(186)	—	(186)	32	(154)
Foreign currency translation adjustments	—	—	—	(74)	(74)	(1)	(75)
Realized and unrealized gains (losses) on derivatives	—	—	—	(47)	(47)	—	(47)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(12)	(12)
Change in noncontrolling interest share	—	—	—	—	—	(18)	(18)
Share based compensation	—	5	—	—	5	—	5
Adjustments from adoption of a new standard	—	—	(4)	—	(4)	—	(4)
Other	—	(1)	—	—	(1)	—	(1)
Balance at March 31, 2020	$—	$3,966	$(1,735)	$(690)	$1,541	$342	$1,883

The deconsolidation of Adient Aerospace in the quarter ended December 31, 2019 resulted in a $18 million change in noncontrolling interest.

Adient plc | Form 10-Q | 21

For the three months ended March 31, 2020:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	$3,963	$(1,716)	$(504)	$1,743	$341	$2,084
Net income (loss)	—	—	(19)	—	(19)	14	(5)
Foreign currency translation adjustments	—	—	—	(124)	(124)	(7)	(131)
Realized and unrealized gains (losses) on derivatives	—	—	—	(62)	(62)	—	(62)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(6)	(6)
Share based compensation	—	2	—	—	2	—	2
Other	—	1	—	—	1	—	1
Balance at March 31, 2020	$—	$3,966	$(1,735)	$(690)	$1,541	$342	$1,883

For the six months ended March 31, 2019:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2018	$—	$3,951	$(1,028)	$(531)	$2,392	$325	$2,717
Net income (loss)	—	—	(166)	—	(166)	33	(133)
Foreign currency translation adjustments	—	—	—	51	51	5	56
Realized and unrealized gains (losses) on derivatives	—	—	—	1	1	—	1
Dividends declared ($0.275 per share)	—	—	(26)	—	(26)	—	(26)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(18)	(18)
Share based compensation	—	8	—	—	8	—	8
Formation of consolidated joint venture	—	—	—	—	—	28	28
Other	—	(3)		—	(3)	—	(3)
Balance at March 31, 2019	$—	$3,956	$(1,220)	$(479)	$2,257	$373	$2,630

During October 2018, Adient declared a dividend of $0.275 per ordinary share, which was paid in November 2018.

For the three months ended March 31, 2019:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$—	$3,954	$(1,070)	$(518)	$2,366	$358	$2,724
Net income (loss)	—	—	(149)	—	(149)	14	(135)
Foreign currency translation adjustments	—	—	—	35	35	4	39
Realized and unrealized gains (losses) on derivatives	—	—	—	4	4	—	4
Dividends attributable to noncontrolling interests	—	—	—	—	—	(3)	(3)
Share based compensation	—	2	(1)	—	1	—	1
Balance at March 31, 2019	$—	$3,956	$(1,220)	$(479)	$2,257	$373	$2,630

Adient plc | Form 10-Q | 22

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2020	2019	2020	2019
Foreign currency translation adjustments
Balance at beginning of period	$(508)	$(507)	$(558)	$(523)
Aggregate adjustment for the period, net of tax	$(124)	35	$(74)	51
Balance at end of period	$(632)	(472)	$(632)	(472)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$7	(10)	$(8)	(7)
Current period changes in fair value, net of tax	$(59)	4	$(42)	1
Reclassification to income, net of tax	$(3)	—	$(5)	—
Balance at end of period	$(55)	(6)	$(55)	(6)
Pension and postretirement plans
Balance at beginning of period	$(3)	(1)	$(3)	(1)
Balance at end of period	$(3)	(1)	$(3)	(1)
Accumulated other comprehensive income (loss), end of period	$(690)	$(479)	$(690)	$(479)

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2020	2019	2020	2019
Beginning balance	$38	$27	$51	$47
Net income	$7	$9	$14	$18
Foreign currency translation adjustments	$(10)	$1	$(7)	$—
Dividends	$—	$—	$(23)	$(28)
Ending balance	$35	$37	$35	$37

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2020	2019	2020	2019
Service cost	$2	$2	$4	$4
Interest cost	3	3	6	6
Expected return on plan assets	(5)	(3)	(10)	(8)
Net periodic benefit cost	$—	$2	$—	$2

The interest cost and expected return on plan assets components of net periodic benefit cost are included in other pension expense (income) in the consolidated statements of income (loss).

Adient plc | Form 10-Q | 23

13. Restructuring and Impairment Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

During fiscal 2020, Adient committed to a restructuring plan ("2020 Plan") of $64 million. Of the restructuring costs recorded, $4 million relates to the Americas segment, $56 million relates to the EMEA segment and $4 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2022. Also recorded in fiscal 2020 is $10 million of prior year underspend.

The following table summarizes the changes in Adient's 2020 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Original Reserve	$63	$1	$—	$64
Utilized—cash	(5)	—	—	(5)
Noncash adjustment—other	—	—	—	—
Balance at March 31, 2020	$58	$1	$—	$59

The following table summarizes the changes in Adient's 2019 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Balance at September 30, 2019	$69	$3	$(2)	$70
Utilized—cash	(18)	—	—	(18)
Noncash adjustment—underspend	(6)	—	—	(6)
Balance at March 31, 2020	$45	$3	$(2)	$46

The following table summarizes the changes in Adient's 2018 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2019	$24	$(4)	$20
Utilized—cash	(7)	—	(7)
Noncash adjustment—underspend	(3)	1	(2)
Balance at March 31, 2020	$14	$(3)	$11

There were no material changes during fiscal 2020 to the 2017 and 2016 Plan's reserve balances at March 31, 2020 of $5 million, and $25 million, respectively.

Adient plc | Form 10-Q | 24

Adient's fiscal 2020, 2019, 2018, 2017 and 2016 restructuring plans included workforce reductions of approximately 10,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2020, approximately 6,700 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included eighteen plant closures. As of March 31, 2020, sixteen of the eighteen plants have been closed.

Adient's management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in close proximity to customers. This ongoing analysis includes a review of its manufacturing, engineering, purchasing and administrative functions, as well as the overall global footprint for all its businesses. Because of the importance of new vehicle sales by major automotive manufacturers to operations, Adient is affected by the general business conditions in the automotive industry. Future adverse developments in the automotive industry, particularly related to the COVID-19 pandemic, could impact Adient's liquidity position, lead to impairment charges and/or require additional restructuring of its operations.

14. Income Taxes

Adient has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Due to the uncertainty related to the impact of the COVID-19 pandemic on the Company’s operations at a jurisdictional level that is required to estimate an annual effective tax rate for the full fiscal year, Adient used a discrete effective tax rate method to calculate an income tax provision for the six-month period ended March 31, 2020. For the three and six months ended March 31, 2020, Adient’s income tax expense was $16 million equating to an effective tax rate of 89% and $70 million equating to an effective tax rate of (100)%, respectively. The three and six month income tax expense in fiscal 2020 was higher than the statutory rate impact of 12.5% primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances and foreign currency remeasurement of Mexican peso denominated deferred tax assets. The six month income tax expense in fiscal 2020 was partially offset by a tax benefit related to the impairment of Adient’s YFAI investment. For the three and six months ended March 31, 2019, Adient’s income tax expense was $64 million equating to an effective tax rate of (103)% and $74 million equating to an effective rate of (180)%, respectively. The three and six month income tax expense in fiscal 2019 was higher than the statutory rate impact of 12.5% primarily due to the recognition of a valuation allowance in Poland and the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances. The six month income tax expense in fiscal 2019 was partially offset by a tax rate change benefit in China.

Valuation Allowances

As a result of the Company's second quarter fiscal 2020 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.

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

Uncertain Tax Positions

At March 31, 2020, Adient had gross tax effected unrecognized tax benefits of $413 million. If recognized, $114 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at March 31, 2020 was approximately $12 million (net of tax benefit). The interest and penalties accrued for the three and six months ended March 31, 2020 was $2 million and $3 million, respectively. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Impacts of Tax Legislation and Change in Statutory Tax Rates

Adient plc | Form 10-Q | 25

On March 27, 2020, the House passed the Coronavirus Aid, Relief, and Economic Security Act (The CARES Act), also known as the Third COVID-19 Supplemental Relief bill, and the president signed the legislation into law. Adient does not expect the provisions of the legislation to have a significant impact on the effective tax rate or the income tax payable and deferred income tax positions of the Company.

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

Other Tax Matters

During fiscal 2020, Adient recognized net restructuring expenses of $54 million. Refer to Note 13, “Restructuring and Impairment Costs,” of the notes to the consolidated financial statements for additional information. The tax benefit associated with the restructuring charge was $1 million.

During the first quarter of fiscal 2020, Adient recognized a pre-tax non-cash impairment of $216 million in equity income related to Adient's YFAI investment. Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information. The tax benefit associated with the impairment charge was $4 million.

During the second quarter of fiscal 2019, Adient recognized a pre-tax impairment charge on long-lived assets of $66 million. Refer to Note 13 "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information. The tax benefit associated with the impairment charge was $2 million, which was negatively impacted by geographic mix and Adient’s current tax position in these jurisdictions.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2020	2019	2020	2019
Net Sales
Americas	$1,641	$1,915	$3,500	$3,850
EMEA	1,488	1,778	3,052	3,418
Asia	444	599	1,016	1,249
Eliminations	(62)	(64)	(121)	(131)
Total net sales	$3,511	$4,228	$7,447	$8,386

Adient plc | Form 10-Q | 26

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2020	2019	2020	2019
Adjusted EBITDA
Americas	$106	$34	$200	$77
EMEA	62	59	111	61
Asia	63	123	240	277
Corporate-related costs (1)	(20)	(25)	(43)	(48)
Restructuring and impairment costs (2)	(52)	(113)	(54)	(144)
Purchase accounting amortization (3)	(11)	(10)	(21)	(20)
Restructuring related charges (4)	(7)	(14)	(12)	(23)
Loss on business divestitures - net (5)	—	—	(25)	—
Impairment of nonconsolidated partially-owned affiliate (6)	—	—	(216)	—
Depreciation	(72)	(72)	(147)	(137)
Stock based compensation	3	(2)	(1)	(8)
Other items (7)	(6)	(2)	(8)	(3)
Earnings (loss) before interest and income taxes	66	(22)	24	32
Net financing charges	(50)	(40)	(98)	(75)
Other pension income (expense)	2	—	4	2
Income (loss) before income taxes	$18	$(62)	$(70)	$(41)

Notes:
(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. Restructuring charges during the three months and six months ended March 31, 2020 primarily consist of workforce reductions. Restructuring charges during the three months and six months ended March 31, 2019 primarily consist of workforce reductions and a $66 million non-cash impairment charge related to long-lived assets in the seat structure and mechanism operations during the three months ended March 31, 2019.
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
(7) The three months ended March 31, 2020 reflects $6 million of transaction costs and the six months ended March 31, 2020 reflects $7 million transaction costs and $1 million of tax adjustments at YFAI. The three and six months ended March 31, 2019 reflects $2 million and $3 million of Futuris integration costs, respectively.

Adient plc | Form 10-Q | 27

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2020	2019	2020	2019
Americas
United States	$1,383	$1,630	$2,950	$3,245
Mexico	574	643	1,187	1,313
Other Americas	96	100	219	224
Regional elimination	(412)	(458)	(856)	(932)
	1,641	1,915	3,500	3,850
EMEA
Germany	294	390	615	731
Czech Republic	303	384	639	737
Other EMEA	1,310	1,520	2,647	2,913
Regional elimination	(419)	(516)	(849)	(963)
	1,488	1,778	3,052	3,418
Asia
Thailand	130	167	263	329
China	82	129	242	284
Japan	106	143	228	285
Other Asia	127	161	286	353
Regional elimination	(1)	(1)	(3)	(2)
	444	599	1,016	1,249

Inter-segment elimination	(62)	(64)	(121)	(131)

Total	$3,511	$4,228	$7,447	$8,386

Adient plc | Form 10-Q | 28

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of March 31, 2020 and September 30, 2019. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income (loss)" line in the consolidated statements of income (loss) for the six months ended March 31, 2020 and 2019, respectively.

Adient maintains total investments in partially-owned affiliates of $1.3 billion and $1.4 billion at March 31, 2020 and September 30, 2019, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Six Months Ended March 31,
(in millions)	2020	2019
Income statement data:
Net sales	$5,457	$8,127
Gross profit	$608	$958
Net income	$264	$336
Net income attributable to the entity	$259	$326

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $11 million and $12 million at March 31, 2020 and September 30, 2019, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

Adient plc | Form 10-Q | 29

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended March 31,		Six Months Ended March 31,
(in millions)		2020	2019	2020	2019
Net sales to related parties	Net sales	$96	$88	$195	$180
Purchases from related parties	Cost of sales	132	177	309	350

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		March 31, 2020	September 30, 2019
Accounts receivable due from related parties	Accounts receivable	$66	$73
Accounts payable due to related parties	Accounts payable	93	137

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-Q | 30

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on Adient and its customers, suppliers, joint venture partners and other parties, the ability of Adient to close its sale of its fabrics business, including receipt of necessary regulatory approvals, the ability of Adient to close the transactions subject to the Yanfeng Agreement, the impact of tax reform legislation through the Tax Cuts and Jobs Act, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, the ability of Adient to execute its turnaround plan, the ability of Adient to identify, recruit and retain key leadership, the ability of Adient to meet debt service requirements, the terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates and cancellation of or changes to commercial arrangements. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part I, Item 1A of the which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of the Form 10-K. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
Adient is a global leader in the automotive seating supply industry with leading market positions in the Americas, Europe and China and maintains longstanding relationships with the largest global automotive original equipment manufacturers (OEMs). Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests, trim covers and fabrics. Adient is a global seat supplier with the capability to design, develop, engineer, manufacture, and deliver complete seat systems and components in every major automotive producing region in the world. Adient also participates in the automotive interiors market, which includes production of instrument panels, floor consoles, door panels, overhead consoles, cockpit systems, decorative trim and other automotive interior products, primarily through its joint venture in China, Yanfeng Global Automotive Interior Systems Co., Ltd. (YFAI)

For recent developments regarding the planned divestitures of Adient's YFAI investment and the fabrics business, refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements.

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

Adient plc | Form 10-Q | 31

Recent Developments Regarding COVID-19

The impact of the novel strain of the coronavirus identified in late 2019 (“COVID-19”) has grown throughout the world, including in all global and regional markets served by Adient. Governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. Adient's manufacturing facilities are located in areas that have been affected by the pandemic. Adient's China facilities (including both consolidated and non-consolidated joint ventures) were effectively shut down during the lunar New Year festival (at the end of January) and did not return to operations until the end of March 2020. Currently, all 79 of Adient's plants in China are operating and all of its customer plants in China have re-opened. Specifically, all plants in Wuhan and Hubei have reopened, and the SGM Wuhan facility is building 2,000 vehicles per day.

Beginning in late March 2020, Adient experienced the shutdown of effectively all of its facilities in the Americas and European regions coinciding with the shutdown of its customer facilities in those regions. Adient has also experienced the shutdown of approximately 50% of its plants in Asia (outside China) during late March and early April. The resumption of production in all of these regions is dependent on Adient's customers resuming operations.

It is also likely that the global automotive industry will experience significantly lower demand for new vehicle sales as a result of the global economic slowdown caused by the COVID-19 pandemic because new vehicle sales are highly dependent on strong consumer confidence and low unemployment. Until consumers regain confidence in the markets and unemployment returns to lower levels, new vehicle sales will likely be significantly lower than historical and previously projected sales levels.

Adient has been actively monitoring the global outbreak and spread of COVID-19 and taking steps to mitigate the potential risks to the Company posed by its spread and related circumstances and impacts. Adient continues to assess and update its business continuity plans in the context of this pandemic, including analyzing constraints at our suppliers. Adient has also taken precautions to help keep its workforce healthy and safe, including establishing a Global Response Team, implementing strict travel restrictions, enforcing rigorous hygiene protocols, increasing sanitization efforts at all facilities and implementing remote working arrangements for the vast majority of Adient's employees who work outside the plants.

Adient has also taken significant measures to reduce its overall cash burn rate (defined as net cash outflow associated with operating the company), including the furlough of direct/salary plant workers, reductions of salaries in all areas of the globe and retirement benefits for U.S. employees outside the plants, reduced/delayed capex spending to coincide with the resumption of production and effectively eliminating all discretionary spending. The actions to reduce and defer compensation were global initiatives and included 20% salary reductions in the U.S. beginning on March 23, 2020 (with up to 10% incremental reductions and deferrals taking effect on April 13, 2020) and running until June 30, 2020 (subject to market recovery), salary reductions of up to 20% for certain employees in many of the countries outside of the U.S., CEO salary reduction and deferral until July 15, 2020, and a 20% Board fee reduction. With the actions initiated in 2020, including the reduced labor costs, reduction in variable overhead costs and reducing other SG&A expenses, Adient has reduced its monthly cash burn rate to approximately $175 million.

In addition to the significant measures taken to reduce and contain costs, Adient has taken recent action to provide additional liquidity, primarily including the draw down on its ABL revolving credit facility of $825 million at the end of March, leaving $175 million of availability as of March 31, 2020, and the issuance of $600 million of senior secured notes due 2025 on April 20, 2020. Adient's ability to borrow against the ABL revolving credit facility is limited to its borrowing base, which consists primarily of accounts receivable, inventory and certain cash account balances at certain Adient subsidiaries. Such working capital account balances are expected to decrease over the next few months as a result of the production shutdown and thus, portions of the amounts borrowed at the end of March will need to be repaid. During April 2020, Adient was required to repay $137 million, and also voluntarily repaid an additional $350 million. As of April 30, 2020, availability under the ABL revolving credit facility was $504 million.

The recent automotive production shutdown across most of the world will also impact Adient’s daily working capital significantly. Adient expects working capital cash flow benefits in April but fully reversing in May if the production shutdown continues, resulting in an approximate neutral impact in the short term. Upon restart, Adient would expect an initial outflow in the first month followed by a few months of benefit afterwards resulting in a neutral impact over the period.

Adient is also expected to close on the sale of its YFAI joint venture investment (as part of the broader YF China transactions announced on January 31, 2020) by the end of FY2020, providing additional liquidity of approximately $399 million. Adient has also recently entered into an agreement to sell its fabrics business and is expecting that transaction to close by the end of FY2020, providing additional liquidity of approximately $175 million. Both transactions are subject to customary closing
Adient plc | Form 10-Q | 32

conditions and regulatory approvals in certain jurisdictions. Adient cannot guarantee that the closing conditions contained in the respective purchase agreements related to the sale of YFAI or the sale of the fabrics business will be satisfied or waived, or that the sale of YFAI and/or the sale of the fabrics business will be completed within the respective expected timeframes, on the respective proposed terms, or at all.

Adient is also pursuing, wherever it qualifies, governmental assistance during this time. For example, Adient has begun deferring the employer portion of FICA until FY21 or beyond and deferring VAT payments. Adient is seeking to take advantage of all such assistance to either defer payments to government authorities or to receive cash to help defray operating costs. Adient cannot guarantee that it will qualify for, or receive any of, the assistance that it is pursuing.

Finally, Adient’s Chinese joint ventures continue to have strong balance sheets, with a $1.6 billion net cash position as of March 31, 2020, and expected dividends to Adient during the fiscal year ending September 30, 2020 of approximately $200 million. Adient, however, cannot guarantee the collection of cash dividends from its non-consolidated joint ventures.

The spread of COVID-19 and the measures taken to restrain the spread of the virus have had, and will continue to have, a material negative impact on Adient's financial results and liquidity, and such negative impact may continue well beyond the containment of such outbreak. Adient cannot assure that the assumptions used to estimate its liquidity requirements will be correct because it has never previously experienced such a widespread cessation of the operations as it is currently experiencing. In addition, the magnitude, duration and speed of the global pandemic is uncertain. Consequently, the impact on Adient's business, financial condition or longer-term financial or operational results are uncertain. Based on the actions it has taken and the assumptions regarding the impact of COVID-19, Adient believes that its current financial resources will be sufficient to fund the company's liquidity requirements for the next twelve months.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. In the second quarter of fiscal 2020, automotive light vehicle production on a global basis decreased significantly compared to the second quarter of fiscal 2019. The significant decrease in global light vehicle production is primarily attributable to the impact of COVID-19, which caused the vast majority of global production to be suspended by OEM's, starting in China primarily during February and March 2020 followed by Americas, Europe and other Asian countries during March 2020.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended March 31,			Six Months Ended March 31,
(units in millions)	2020	Change	2019	2020	Change	2019
Global	17.0	(25.1)%	22.7	39.3	(14.9)%	46.2
North America	3.8	(13.6)%	4.4	7.6	(10.6)%	8.5
South America	0.7	(12.5)%	0.8	1.5	(6.3)%	1.6
Europe	4.6	(20.7)%	5.8	9.9	(13.9)%	11.5
China	3.0	(50.0)%	6.0	10.2	(22.1)%	13.1
Asia, excluding China, and Other	4.9	(14.0)%	5.7	10.1	(12.2)%	11.5

Source: IHS Automotive, April 2020

Financial Results Summary
Significant aspects of Adient's financial results for the second quarter of fiscal 2020 include the following:
•Adient recorded net sales of $3,511 million for the second quarter of fiscal 2020, representing a decrease of $717 million or 17% when compared to the second quarter of fiscal 2019. Adient recorded net sales of $7,447 million for the first six months of fiscal 2020, representing a decrease of $939 million, or 11% when compared to the first six months of fiscal 2019. The decrease in net sales is primarily due the significant operational interruptions due to COVID-19 along with other market driven declines which resulted in lower sales volumes across all regions.
Adient plc | Form 10-Q | 33

•Gross profit was $237 million, or 6.8% of net sales for the second quarter of fiscal 2020 compared to $197 million, or 4.7% of net sales for the second quarter of fiscal 2019. Gross profit was $500 million, or 6.7% of net sales for the first six months of fiscal 2020 compared to $377 million, or 4.5% of net sales for the first six months of fiscal 2019. Profitability, including gross profit as a percentage of net sales, was higher due to the effects of business performance improvements including lower levels of launch inefficiencies, lower operational waste and freight costs, and favorable commercial settlements and net pricing adjustments. The positive benefits were partially offset by significantly lower sales volumes across all regions in the second quarter due to the impact of COVID-19.
•Equity income was $8 million for the second quarter of fiscal 2020, compared to $62 million for the second quarter of fiscal 2019. The decrease is primarily attributable to lower production volumes at Adient's China affiliates due to the impact of COVID-19. Equity loss was $105 million for the first six months of fiscal 2020, compared to equity income of $145 million for the first six months of fiscal 2019. The decrease on a year-to-date basis is primarily attributable to a $216 million non-cash impairment of Adient's YFAI investment in the first quarter of fiscal 2020 and to the lower production volumes at Adient's China affiliates during the second quarter of fiscal 2020 due to the impact of COVID-19.

•Net loss attributable to Adient was $19 million for the second quarter of fiscal 2020, compared to $149 million of net loss attributable to Adient for the second quarter of fiscal 2019. The lower level of loss in the second quarter of fiscal 2020 is primarily attributable to the overall improvement of profitability in fiscal 2020 resulting from operating improvements, a one-time non-cash impairment charge ($66 million) in fiscal 2019 related to the seat structures and mechanisms business and an income tax charge in fiscal 2019 to establish valuation allowances in certain Poland entities ($43 million), partially offset by the impact of having significant sales declines across all regions due to the impact of COVID-19. Net loss attributable to Adient for the first six months of 2020 was $186 million, compared to a net loss attributable to Adient of $166 million during the first six months of fiscal 2019. The year-over-year increase in net loss attributable to Adient is primarily due to a one-time non-cash impairment charge of $216 million on Adient's YFAI investment, a $25 million loss on the sale of the RECARO business and deconsolidation of Adient Aerospace, and overall higher net financing costs, and the impact of having significant sales declines across all regions due to the impact of COVID-19, partially offset by higher profitability levels in fiscal 2020 resulting from operating improvements and lower administrative costs and one-time charges in the prior year related to impairment in the seat structures and mechanism business and income tax charges to establish valuation allowances.

Adient plc | Form 10-Q | 34

Consolidated Results of Operations

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	Change	2019	2020	Change	2019
Net sales	$3,511	-17%	$4,228	$7,447	-11%	$8,386
Cost of sales	3,274	-19%	4,031	6,947	-13%	8,009
Gross profit	237	20%	197	500	33%	377
Selling, general and administrative expenses	127	-24%	168	292	-16%	346
Loss on business divestitures - net	—	n/a	—	25	n/a	—
Restructuring and impairment costs	52	-54%	113	54	-63%	144
Equity income (loss)	8	-87%	62	(105)	> -100%	145
Earnings (loss) before interest and income taxes	66	>100%	(22)	24	-25%	32
Net financing charges	50	25%	40	98	31%	75
Other pension expense (income)	(2)	n/a	—	(4)	> 100%	(2)
Income (loss) before income taxes	18	>100%	(62)	(70)	71%	(41)
Income tax provision (benefit)	16	-75%	64	70	-5%	74
Net income (loss)	2	>100%	(126)	(140)	22%	(115)
Income (loss) attributable to noncontrolling interests	21	-9%	23	46	-10%	51
Net income (loss) attributable to Adient	$(19)	87%	$(149)	$(186)	-12%	$(166)

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	Change	2019	2020	Change	2019
Net sales	$3,511	-17%	$4,228	$7,447	-11%	$8,386

Net sales decreased by $717 million, or 17%, in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019 primarily due to lower volumes in all regions attributable to the significant interruption to Adient's global operations caused by COVID-19, the unfavorable impact of foreign currency ($83 million), and the impact of the RECARO divestiture ($38 million). Refer to the segment analysis below for a discussion of segment net sales.

Net sales decreased by $939 million, or 11%, in the first six months of fiscal 2020 as compared to the first six months of fiscal 2019 primarily due the significant operational interruptions due to COVID-19 starting in the second quarter of fiscal 2020 along with other market driven declines which resulted in lower sales volumes across all regions, unfavorable foreign currency impact ($126 million), and the impact of the RECARO divestiture ($38 million), partially offset by favorable commercial settlements and net pricing adjustments, including material economics, net of recoveries on a year-to-date basis. Refer to the segment analysis below for a discussion of segment net sales.

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	Change	2019	2020	Change	2019
Cost of sales	$3,274	-19%	$4,031	$6,947	-13%	$8,009
Gross profit	$237	20%	$197	$500	33%	$377
% of sales	6.8%		4.7%	6.7%		4.5%

Cost of sales decreased by $757 million, or 19%, and gross profit increased by $40 million, or 20%, in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019. The year over year decrease in cost of sales was primarily due to
Adient plc | Form 10-Q | 35

the decrease in sales volumes, overall business performance improvements, the favorable impact of foreign currency ($77 million), and the impact of the RECARO divestiture ($31 million). Gross profit was favorably impacted by business performance improvements including lower launch inefficiencies, and reductions in operational waste and freight and favorable commercial settlements and net pricing adjustments, partially offset by the impact of lower sales volume. Refer to the segment analysis below for a discussion of segment profitability.

Cost of sales decreased by $1,062 million, or 13% and gross profit increased by $123 million, or 33%, in the first six months of fiscal 2020 as compared to the first six months of fiscal 2019. The cost of sales year-over-year decrease is primarily attributable to lower sales volumes, overall business performance improvements and the favorable impact of foreign currency ($120 million), and the impact of the RECARO divestiture ($31 million). Gross profit was favorably impacted by business performance improvements including lower launch inefficiencies, and reductions in operational waste and freight and favorable commercial settlements and net pricing adjustments, partially offset by the impact of lower sales volume. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	Change	2019	2020	Change	2019
Selling, general and administrative expenses	$127	-24%	$168	$292	-16%	$346
% of sales	3.6%		4.0%	3.9%		4.0%

Selling, general and administrative expenses (SG&A) decreased by $41 million, or 24% in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019. The year over year decrease in SG&A is attributable to lower overall administrative and engineering spending of $32 million, (including lower levels of incentive compensation which are not expected to recur as part of the annual SG&A run rate), prior year Adient Aerospace and RECARO administrative costs of $11 million, and lower share based compensation expense of $5 million, partially offset by transaction costs incurred related to the planned divestitures of YFAI and the Fabrics business of $5 million. Refer to the segment analysis below for a discussion of segment profitability.

Selling, general and administrative expenses (SG&A) decreased by $54 million, or 16% in the first six months of fiscal 2020 as compared to the first six months of fiscal 2019. SG&A was favorably impacted by lower overall administrative and engineering spending of $42 million, (including lower levels of incentive compensation which are not expected to recur as part of the annual SG&A run rate), prior year Adient Aerospace and RECARO administrative costs of $16 million, and lower share based compensation expense of $7 million, partially offset by transaction costs related to the planned divestiture of YFAI and the Fabrics business of $6 million. Refer to the segment analysis below for a discussion of segment profitability.

Loss on Business Divestitures - net

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	Change	2019	2020	Change	2019
Loss on business divestitures - net	$—	n/a	$—	$25	n/a	$—

 The loss on business divestitures for the first six months of 2020 is comprised of a $21 million loss on the sale of RECARO automotive high performance seating and a $4 million loss on the deconsolidation of Adient Aerospace. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for information related to these divestitures.

Adient plc | Form 10-Q | 36

Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	Change	2019	2020	Change	2019
Restructuring and impairment costs	$52	-54%	$113	$54	-63%	$144

Restructuring and impairment costs were lower by $61 million during the second quarter of fiscal 2020 and lower by $90 million during the six months ended March 31, 2020 due primarily to one-time non-cash impairment charges related to the seat structures and mechanisms business ($66 million) and to overall lower levels of restructuring actions taken. Refer to Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Equity Income (Loss)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	Change	2019	2020	Change	2019
Equity income (loss)	$8	-87%	$62	$(105)	> -100%	$145

Equity income was $8 million for the second quarter of fiscal 2020, compared to $62 million of income in the second quarter of fiscal 2019. The decrease is primarily attributable to lower production volumes within Adient's affiliates in China due to the impact of COVID-19. The decrease in equity income was also impacted by the planned divestiture of YFAI ($4 million).

Equity loss was $105 million for the first six months of fiscal 2020, which is $250 million lower compared to the first six months of fiscal 2019. The change is primarily attributable to the $216 million non-cash impairment charge recorded in the first quarter of fiscal 2020 related to Adient's YFAI investment resulting from the planned divestiture of the YFAI investment along with lower production volumes within Adient's affiliates in China due to the impact of COVID-19 during the second quarter of fiscal 2020, partially offset by $10 million of benefits from tax credits at various China affiliates that are not expected to recur.

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	Change	2019	2020	Change	2019
Net financing charges	$50	25%	$40	$98	31%	$75

Net financing charges increased in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019 and in the six months ended March 31, 2020 as compared to the six months ended March 31, 2019 due to higher levels of outstanding debt and to higher average interest rates in the current periods.

Other Pension Expense (Income)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	Change	2019	2020	Change	2019
Other pension expense (income)	$(2)	n/a	$—	$(4)	> 100%	$(2)

Other pension income remained relatively consistent year over year. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Adient plc | Form 10-Q | 37

Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	Change	2019	2020	Change	2019
Income tax provision (benefit)	$16	-75%	$64	$70	-5%	$74

The second quarter of fiscal 2020 income tax expense of $16 million was higher than the statutory rate of 12.5% primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances and an $8 million tax expense associated with foreign currency remeasurement of foreign denominated deferred tax assets. The second quarter of fiscal 2019 income tax expense was higher than the statutory rate impact of 12.5% primarily due to the recognition of a $43 million valuation allowance in Poland and the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances.

The first six months of fiscal 2020 income tax expense of $70 million was higher than the statutory rate of 12.5% primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances and an $8 million tax expense associated with foreign currency remeasurement of Mexican peso deferred tax assets, partially offset by a $4 million tax benefit associated with the impairment of Adient’s YFAI investment. The first six months of fiscal 2019 income tax expense was higher than the statutory rate impact of 12.5% primarily due to the recognition of a $43 million valuation allowance in Poland and the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances, partially offset by a $7 million benefit from a tax rate change in China.

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	Change	2019	2020	Change	2019
Income (loss) attributable to noncontrolling interests	$21	-9%	$23	$46	-10%	$51

The decrease in income attributable to noncontrolling interests for the three months ended March 31, 2020 and for the six months ended March 31, 2020 is primarily attributable to lower income resulting from lower volumes, partly attributable to the impact of COVID-19 pandemic, at certain Seating affiliates in varying jurisdictions in the current periods.

Net Income (Loss) Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	Change	2019	2020	Change	2019
Net income (loss) attributable to Adient	$(19)	87%	$(149)	$(186)	-12%	$(166)

Net loss attributable to Adient was $19 million for the second quarter of fiscal 2020 compared to $149 million of net loss attributable to Adient for the second quarter of fiscal 2019. The lower level of net loss in the second quarter of fiscal 2020 is primarily attributable to the overall improvements of profitability in fiscal 2020 resulting from operating improvements, a one-time non-cash impairment charge of $66 million in fiscal 2019 related to the seat structures and mechanisms business and an income tax charge of $43 million in fiscal 2019 to establish valuation allowances in certain Poland entities, partially offset by the impact of having significant sales declines across all regions to the impact of COVID-19.

Net loss attributable to Adient for the first six months of 2020 was $186 million compared to a net loss attributable to Adient of $166 million for the first six months of fiscal 2019. The year over year increase in net loss attributable to Adient is primarily due to a one-time non-cash impairment charge of $216 million on Adient's YFAI investment, a $25 million loss on business divestitures including the sale of the RECARO business and deconsolidation of Adient Aerospace, overall higher net financing costs and the impact of having significant sales declines across all regions due to the impact of COVID-19, partially offset by higher profitability levels in fiscal 2020 resulting from operational improvement and lower administrative and one-time charges in the prior year related to impairment in the seat structures and mechanisms business of $66 million and income tax charges to establish valuation allowances of $43 million.

Adient plc | Form 10-Q | 38

Comprehensive Income (Loss) Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	Change	2019	2020	Change	2019
Comprehensive income (loss) attributable to Adient	$(205)	-86%	$(110)	$(307)	>-100%	$(114)

Comprehensive loss attributable to Adient was $205 million for the second quarter of fiscal 2020 compared to $110 million of comprehensive loss for the second quarter of fiscal 2019. The increased level of comprehensive loss attributable to Adient in the second quarter of fiscal 2020 is primarily due to the unfavorable change in foreign currency translation adjustments ($181 million) and unfavorable change in realized and unrealized losses on derivatives ($66 million), partially offset by the favorable change in net income ($128 million) and the decrease in comprehensive income attributable to noncontrolling interests ($24 million). The year-over-year unfavorable change in foreign currency and unrealized losses on derivatives is primarily driven by the weakening of the Mexican Peso during the period.

Comprehensive loss attributable to Adient was $307 million for the first six months of fiscal 2020 compared to a comprehensive loss attributable to Adient of $114 million for the first six months of fiscal 2019. The increased level of comprehensive loss attributable to Adient in the first six months of fiscal 2020 is primarily due to the unfavorable change in foreign currency translation adjustments ($138 million) and unfavorable change in realized and unrealized losses on derivatives ($48 million), and the unfavorable change in net loss ($25 million), partially offset by the decrease in comprehensive income attributable to noncontrolling interests ($18 million). The year-over-year unfavorable change in unrealized losses on derivatives is primarily driven by the weakening of the Mexican Peso during the period.

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

The results for the three months and six months ended March 31, 2020 presented below are not necessarily indicative of full-year results, particularly for fiscal 2020 given the unprecedented situation Adient is currently facing with the COVID-19 pandemic and the related significant interruption the impacts of the pandemic is having on Adient's operations. Refer to the Recent Developments Regarding COVID-19 section earlier in Item 2. and to Part II, Item 1.A. Risk Factors, for additional information related to the COVID-19 impacts on Adient.

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2020	2019	2020	2019
Net Sales
Americas	$1,641	$1,915	$3,500	$3,850
EMEA	1,488	1,778	3,052	3,418
Asia	444	599	1,016	1,249
Eliminations	(62)	(64)	(121)	(131)
Total net sales	$3,511	$4,228	$7,447	$8,386
Adient plc | Form 10-Q | 39

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2020	2019	2020	2019
Adjusted EBITDA
Americas	$106	$34	$200	$77
EMEA	62	59	111	61
Asia	63	123	240	277
Corporate-related costs (1)	(20)	(25)	(43)	(48)
Restructuring and impairment costs (2)	(52)	(113)	(54)	(144)
Purchase accounting amortization (3)	(11)	(10)	(21)	(20)
Restructuring related charges (4)	(7)	(14)	(12)	(23)
Loss on business divestitures - net (5)	—	—	(25)	—
Impairment of nonconsolidated partially-owned affiliate (6)	—	—	(216)	—
Depreciation	(72)	(72)	(147)	(137)
Stock based compensation	3	(2)	(1)	(8)
Other items (7)	(6)	(2)	(8)	(3)
Earnings (loss) before interest and income taxes	66	(22)	24	32
Net financing charges	(50)	(40)	(98)	(75)
Other pension income (expense)	2	—	4	2
Income (loss) before income taxes	$18	$(62)	$(70)	$(41)

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal, finance and marketing.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. Restructuring charges during the three months and six months ended March 31, 2020 primarily consist of workforce reductions. Restructuring charges during the three months and six months ended March 31, 2019 primarily consist of workforce reductions and a $66 million non-cash impairment charge related to long-lived assets in the seat structure and mechanism operations during the three months ended March 31, 2019.
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
(7) The three months ended March 31, 2020 reflects $6 million of transaction costs and the six months ended March 31, 2020 reflects $7 million transaction costs and $1 million of tax adjustments at YFAI. The three and six months ended March 31, 2019 reflects $2 million and $3 million of Futuris integration costs, respectively.
Adient plc | Form 10-Q | 40

Americas

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	Change	2019	2020	Change	2019
Net sales	$1,641	-14%	$1,915	$3,500	-9%	$3,850
Adjusted EBITDA	$106	> 100%	$34	$200	> 100%	$77

Net sales decreased during the second quarter of fiscal 2020 by $274 million due to lower production volumes ($257 million), resulting primarily from the operational shutdowns in March 2020 in response to the COVID-19 pandemic, the impact of the RECARO divestiture ($14 million), and the unfavorable impact of foreign currency ($12 million), partially offset by favorable commercial settlements and net pricing adjustments ($9 million).

Adjusted EBITDA increased during the second quarter of fiscal 2020 by $72 million due to business performance improvements ($32 million), the impact of lower administrative and engineering expense ($31 million) including lower levels of incentive compensation which are not expected to recur as part of the annual SG&A run rate, favorable commercial settlements and net pricing adjustments ($21 million), favorable material economics, net of recoveries ($7 million), the favorable impact of the Adient Aerospace deconsolidation ($7 million), and the favorable impact of foreign currency ($1 million), partially offset by lower volumes and unfavorable product mix ($27 million).

Net sales decreased during the first six months of fiscal 2020 by $350 million due to lower production volumes ($337 million), resulting primarily from the operational shutdowns in March 2020 in response to the COVID-19 pandemic along with other market driven declines (including $55 million attributable to the GM labor strike during the first quarter of fiscal 2020), the impact of the RECARO divestiture ($14 million), and the unfavorable impact of foreign currency ($19 million), partially offset by net favorable pricing, including material economic recoveries ($20 million).

Adjusted EBITDA increased during the first six months of fiscal 2019 by $123 million due to business performance improvements ($63 million), lower administrative and engineering expenses ($41 million), a favorable impact of net material and pricing adjustments ($41 million), the favorable impact of the Adient Aerospace deconsolidation ($13 million), and favorable impact of foreign currency ($2 million), partially offset by lower volumes and unfavorable sales mix ($36 million), and lower equity income ($1 million).

EMEA

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	Change	2019	2020	Change	2019
Net sales	$1,488	-16%	$1,778	$3,052	-11%	$3,418
Adjusted EBITDA	$62	5%	$59	$111	82%	$61

Net sales decreased during the second quarter of fiscal 2020 by $290 million due to lower production volumes ($218 million) resulting primarily from the operational shutdowns in March 2020 in response to the COVID-19 pandemic, the unfavorable impact of foreign currency ($65 million), and the impact of the RECARO divestiture ($13 million), partially offset by favorable commercial settlements and net pricing adjustments ($6 million).

Adjusted EBITDA increased during the second quarter of fiscal 2020 by $3 million due to business performance improvements ($12 million), lower administrative and engineering expenses ($8 million) including lower levels of incentive compensation which are not expected to recur as part of the annual SG&A run rate and the favorable impact of commercial settlements and net pricing adjustments ($30 million), partially offset by the impact of lower volumes and product mix ($38 million), unfavorable material economics, net of recoveries ($5 million) and the unfavorable impact of foreign currency ($4 million).

Net sales decreased during the first six months of fiscal 2020 by $366 million due to lower production volumes ($262 million) resulting primarily from the operational shutdowns in March 2020 in response to the COVID-19 pandemic along with other market driven declines, the unfavorable impact of foreign currency ($113 million), and the impact of the RECARO divestiture ($13 million), partially offset by the favorable impact of commercial settlements and net pricing adjustments ($22 million).
Adient plc | Form 10-Q | 41

Adjusted EBITDA increased during the first six months of fiscal 2020 by $50 million due to business performance improvements ($35 million), the favorable impact of commercial settlements and net pricing adjustments ($51 million), lower administrative and engineering expense ($20 million), and higher equity income ($1 million), offset by the impact of lower volumes ($44 million), the unfavorable impact of foreign currency ($6 million), and unfavorable material economics, net of recoveries ($7 million).

Asia

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	Change	2019	2020	Change	2019
Net sales	$444	-26%	$599	$1,016	-19%	$1,249
Adjusted EBITDA	$63	-49%	$123	$240	-13%	$277

Net sales decreased during the second quarter of fiscal 2020 by $155 million due to lower production volumes ($149 million) primarily resulting from the operational shutdowns in China in February and March 2020 and in other Asia countries in March 2020 in response to the COVID-19 pandemic, the impact of the RECARO divestiture ($11 million), and the unfavorable impact of foreign currency ($9 million), partially offset by favorable commercial settlements and net pricing adjustments ($14 million).

Adjusted EBITDA decreased during the second quarter of fiscal 2020 by $60 million due to lower equity income in China ($51 million) as a result of the operational shutdowns of Adient's affiliates in February and March 2020 in response to the COVID-19 pandemic, the impact of lower production volumes and product mix ($29 million), the unfavorable impact of foreign currency ($5 million), and unfavorable material economics, net of recoveries ($1 million), partially offset by lower administration and engineering costs ($6 million) including lower levels of incentive compensation which are not expected to recur as part of the annual SG&A run rate, the favorable impact of commercial settlements and net pricing adjustments ($16 million), and operational performance improvements ($4 million). In addition, as a result of the planned divestiture of the YFAI investment, no further equity income will be recorded related to YFAI subsequent to December 31, 2019. Refer to "Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for more information on the planned divestiture of YFAI.

Net sales decreased during the first six months of fiscal 2020 by $233 million due to lower production volumes ($239 million) primarily resulting from the operational shutdowns in China in February and March 2020 and in other Asia countries in March 2020 in response to the COVID-19 pandemic along with other market driven declines, unfavorable material economics, net of recoveries ($3 million), and the impact of the RECARO divestiture ($11 million), partially offset by the favorable impact of foreign currency ($2 million) and favorable net pricing adjustments ($18 million).

Adjusted EBITDA decreased during the first six months of fiscal 2020 by $37 million due to the impact of lower sales volumes ($35 million), lower equity income in China ($25 million) as a result of the operational shutdowns of Adient's affiliates in February and March 2020 in response to the COVID-19 pandemic, unfavorable material economics, net of recoveries ($3 million), and the unfavorable impact of foreign currency ($4 million), partially offset by operational performance improvements ($4 million), net pricing adjustments ($18 million) and lower administrative and engineering costs ($1 million).

Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below and refer to Note 8, "Debt and Financing Arrangements," of the notes to consolidated financial statements for discussion of financing arrangements. Following the first quarter of fiscal 2019 dividend payout, Adient has suspended future dividends. Refer to the "Recent Developments Regarding COVID-19" section for additional information on short term liquidity measures implemented in response to the COVID-19 pandemic.
Adient plc | Form 10-Q | 42

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. On March 26, 2020, Adient borrowed $825 million in principal amount under the agreement, which is recorded as short-term debt as of March 31, 2020. As of March 31, 2020, Adient's availability under this facility was $175 million (net of $109 million of letters of credit).
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

Adient US also maintains an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes. These notes mature on May 15, 2026 and bear interest at a rate of 7.00% per annum. Interest on these notes is payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019.

The ABL Credit Facility, Term Loan B Agreement and the Senior First Lien Notes due 2026 contain covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay dividends or make other distributions on, or repurchase or redeem, Adient’s capital stock or certain other debt; make other restricted payments; and consolidate or merge with, or convey, transfer or lease all or substantially all of Adient’s and its restricted subsidiaries’ assets, to another person. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, maintains $0.9 billion aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 and €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €165 million in an unsecured term loan from the European Investment Bank due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points and required Adient to maintain a total net leverage ratio equal to or less than 5.75x adjusted EBITDA at March 31, 2020 (with future step downs), in which the company was in compliance.

On April 20, 2020, Adient US offered $600 million (net proceeds of $591 million) aggregate principal amount of 9.00% Senior First Lien Notes due 2025. These notes will mature on April 15, 2025, provided that if AGH has not refinanced (or otherwise redeemed) in whole its outstanding 3.50% unsecured notes due 2024 or any refinancing indebtedness thereof that matures earlier than 91 days prior to the maturity date of the Senior First Lien Notes due 2025 on or prior to May 15, 2024, these notes will mature on May 15, 2024. Interest on these notes will be paid on April 15 and October 15 each year, beginning on October 15, 2020. These notes contain covenants that are usual and customary, similar to the covenants on the Senior First Lien Notes due 2026 as described above.

As discussed in the “Recent Developments Regarding COVID-19” section, the spread of COVID-19 and the measures taken to restrain the spread of the virus have had, and will continue to have, a material negative impact on Adient's financial results and liquidity, and such negative impact may continue well beyond the containment of such outbreak. Adient cannot assure that its
Adient plc | Form 10-Q | 43

assumptions used to estimate the liquidity requirements will be correct because it has never previously experienced such a widespread cessation of its operations as it is currently experiencing. In addition, the magnitude, duration and speed of the global pandemic is uncertain. Consequently, the impact on Adient's business, financial condition or longer-term financial or operational results are uncertain. Based on the actions it has taken and its assumptions regarding the impact of COVID-19, Adient believes that its current financial resources will be sufficient to fund the liquidity requirements for the next twelve months.

Sources of Cash Flows

	Six Months Ended March 31,
(in millions)	2020	2019
Cash provided (used) by operating activities	$183	$40
Cash provided (used) by investing activities	(208)	(190)
Cash provided (used) by financing activities	752	(49)
Capital expenditures	(185)	(252)

Operating Cash Flows: Cash flows from operating activities increased year over year primarily as a result of higher profitability and favorable overall changes to working capital, primarily including favorable changes to accounts receivable partially offset by unfavorable changes to accounts payable.

Investing Cash Flows: The increase in cash used by investing activities is primarily attributable to prior year proceeds of $58 million from the sale of assets, including the sale of Detroit, Michigan properties and an airplane, and a current year $37 million cash outflow related to the deconsolidation of Adient Aerospace, partially offset by a year over year decrease in capital expenditures ($67 million).

Financing Cash Flows: The increase in cash provided by financing activities is primarily attributable to the $825 million draw down of the ABL revolver in March 2020 and by non-recurring cash dividends paid in the prior year ($26 million), partially offset by higher levels of cash dividends paid to noncontrolling interest ($16 million) and prior year cash received related to the formation of the Adient Aerospace consolidated joint venture ($28 million).

Capital expenditures: Capital expenditures decreased year over year based on timing of program spend on product launches and tightening controls around overall spending.

Working capital

(in millions)	March 31, 2020	September 30, 2019
Current assets	$4,276	$4,116
Current liabilities	4,223	3,835
Working capital	$53	$281

The decrease in working capital of $228 million is primarily attributable to lower levels of accounts receivable as of March 31, 2020 offset by lower levels of accounts payable. Also contributing to the lower levels of working capital is the recognition of lease liabilities (current lease liability of $89 million at March 31, 2020 impacting working capital), upon adoption of the new lease accounting standard in the first quarter of fiscal 2020.
Restructuring and Impairment Costs
During the second quarter of 2020, Adient committed to a restructuring plan ("2020 Plan") of $64 million that was offset by $10 million of prior year underspend. Of the restructuring costs recorded, $4 million relates to the Americas segment, $56 million relates to the EMEA segment and $4 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2020 restructuring plan will reduce annual operating costs by approximately $42 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 30-35% will result in net savings. The restructuring actions are expected to be substantially completed by fiscal 2022.
Adient plc | Form 10-Q | 44

During fiscal 2019, Adient committed to a restructuring plan ("2019 Plan") of $105 million. Of the restructuring costs recorded, $81 million relates to the EMEA segment, $16 million relates to the Americas segment and $8 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. Also recorded in fiscal 2019 was $16 million of prior year underspend, a $9 million increase to a prior year reserve and $6 million of recoveries from a customer related to previous restructuring charges. This is the total amount expected to be incurred for this restructuring plan.The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2019 restructuring plan will reduce annual operating costs by approximately $109 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 35-40% will result in net savings. The restructuring actions are expected to be substantially completed by fiscal 2021.
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

In fiscal 2016, Adient committed to a restructuring plan ("2016 Plan") and recorded $332 million of restructuring and impairment costs in the consolidated statements of income. Of the restructuring and impairment costs recorded, $298 million related to the EMEA segment, $32 million related to the Americas segment and $2 million related to the Asia segment. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2016 restructuring plan will reduce annual operating costs by approximately $145 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense, of which approximately 75%-80% will result in net savings. Adient partially achieved these savings in fiscal years 2016 through 2019.

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

Critical Accounting Estimates and Policies
See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the year ended September 30, 2019, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended March 31, 2020.

Adient plc | Form 10-Q | 45

New Accounting Pronouncements
See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2020, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the year ended September 30, 2019.

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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Adient plc | Form 10-Q | 46

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

The following risk factors are supplemental to, and should be read in combination with, those previously reported in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2019 as well as its Form 10-Q for the quarter ended December 31, 2019.

Adient's financial condition and results of operations have been, and are expected to continue to be, adversely affected by the recent coronavirus outbreak.

The global outbreak of COVID-19 has caused a material adverse effect on the level of economic activity around the world, including in all markets served by Adient. In response to this outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations. Adient has implemented numerous measures attempting to manage and mitigate the effects of the virus. While the Company has implemented programs to mitigate the impact of these measures on the results of operations, there can be no assurance that these programs will be successful. Adient cannot predict the degree to, or the time period over, which its sales and operations will be affected by this outbreak and preventative measures, and the effects could be material.

The COVID-19 pandemic poses the risk that Adient or its affiliates and joint ventures, employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be requested or mandated by governmental authorities. For example, the Company experienced a temporary reduction of its manufacturing and operating capacity in China as a result of government-mandated actions to control the spread of COVID-19. Additionally, beginning in late March 2020, the Company experienced the shutdown of effectively all of its facilities in the Americas and European regions coinciding with the shutdown of its customer facilities in these regions. Further, certain government orders related to COVID-19 mitigation efforts may restrict Adient's ability to operate its business and may impact the financial condition and results of operations. Finally, while other of its facilities have been designated by customers as an essential business to its customers’ business in jurisdictions in which facility closures have been mandated, the Company can give no assurance that this will not change in the future or that businesses will continue to be classified as essential in each of the jurisdictions in which Adient operates.

Additionally, restrictions on the Company's access to its manufacturing facilities or on support operations or workforce, or similar limitations for its distributors and suppliers, could continue to limit customer demand and/or the Company's capacity to meet customer demand and have a material adverse effect on the business, financial condition and results of operations. In addition, Adient has modified its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and it may take further actions as may be required by government
Adient plc | Form 10-Q | 47

authorities, for the continued health and safety of the employees, or that the Company otherwise determines are in the best interests of the employees, customers, partners, and suppliers. Further, the Company has experienced, and may continue to experience, disruptions or delays in its supply chain as a result of such actions, which is likely to result in higher supply chain costs to Adient in order to maintain the supply of materials and components for the products.

The Company's management of the impact of COVID-19 has and will continue to require significant investment of time from its management and employees, as well as resources across the global enterprise. The focus on managing and mitigating the impacts of COVID-19 on the business may cause the Company to divert or delay the application of its resources toward other or new initiatives or investments, which may cause a material adverse impact on the results of operations.

Adient may also experience impacts from market downturns and changes in consumer behavior related to pandemic fears and impacts on its workforce as a result of COVID-19. The Company has experienced a significant decline in demand from its customers as a result of the impact of efforts to contain the spread of COVID-19. In addition, customers may choose to delay or abandon projects on which the Company provides products and/or services in response to the adverse impact of COVID-19 and the measures to contain its spread have had on the global economy.

Further, the impacts of COVID-19 have caused significant uncertainty and volatility in the credit markets. Adient relies on the credit markets to provide it with liquidity to operate and grow its businesses beyond the liquidity that operating cash flows provide. If the Company's access to capital were to become significantly constrained, or if costs of capital increased significantly due to the impact of COVID-19 including, volatility in the capital markets, a reduction in Adient's credit ratings or other factors, then the financial condition, results of operations and cash flows could be materially adversely affected.

If the COVID-19 pandemic becomes more pronounced in the markets in which the Company or its automotive industry customers operate, or there is a resurgence in the virus in markets currently recovering from the spread of COVID-19, then the Company's operations in areas impacted by such events could experience further materially adverse financial impacts due to market changes and other resulting events and circumstances. The extent to which the COVID-19 outbreak continues to impact the Company's financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19 and the impact of COVID-19 on economic activity To the extent the COVID-19 pandemic materially adversely affects the Company's business and financial results, it may also have the effect of significantly heightening many of the other risks associated with the Company's business and indebtedness, including those described in the most recent Annual Report on Form 10-K for the year ended September 30, 2019.

The COVID-19 pandemic presents significant challenges to Adient's liquidity.

Adient's continued access to sources of liquidity depends on multiple factors, including global economic conditions, the COVID-19 pandemic’s effects on its customers and their production rates, the condition of global financial markets, the availability of sufficient amounts of financing, its operating performance and credit ratings. On March 26, 2020, Adient drew $825 million under the ABL Credit Facility to provide liquidity as it addresses critical issues that may arise. Adient's ability to borrow against the ABL Credit Facility is limited to its borrowing base, which consists primarily of accounts receivable, inventory and certain cash account balances. Such working capital account balances are expected to decrease over the next few months as a result of the production shutdown and thus portions of the amounts borrowed at the end of March will need to be repaid. In addition, production stoppage will result in working capital swings which are expected to result in increased outflows in May 2020.

Adient also issued $600 million of senior secured notes due 2025 on April 20, 2020 to provide additional liquidity during the current COVID-19 pandemic. These notes will bear interest at 9% and will result in higher levels of net financing charges over the term of these notes. In addition, Adient's overall indebtedness has increased as a result of the issuance of these notes.

As a result of the impacts of the COVID-19 pandemic, Adient may be required to raise additional capital and its access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, its prospects and credit ratings.

Adient may not be able to consummate the sale of YFAI and/or the sale of its fabrics business, or the time required to consummate the sale of YFAI and/or the sale of its fabrics business may be longer than anticipated.

Consummation of the sale of YFAI and the sale of its fabrics business are each subject to certain closing conditions, including expiration of waiting periods under anti-trust laws and other customary closing conditions. There can be no assurance that the closing conditions contained in the respective purchase agreements related to the sale of YFAI or the sale of the fabrics business
Adient plc | Form 10-Q | 48

will be satisfied or waived, or that the sale of YFAI and/or the sale of the fabrics business will be completed within the respective expected timeframes, on the respective proposed terms, or at all. In addition, the failure to consummate or a delay in consummating the sale of YFAI and/or the sale of its fabrics business would materially reduce Adient’s anticipated cash flow and could have a material adverse effect on the amounts available for general corporate or other purposes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Equity Securities

There has been no share repurchase activity during the three months ended March 31, 2020.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Adient plc | Form 10-Q | 49

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

Adient plc | Form 10-Q | 50

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	May 5, 2020

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	May 5, 2020

Adient plc | Form 10-Q | 51