Form 10-K/A
period 2019-09-30
Adient plc
filed 2020-06-23
CIK 1670541

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 31, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.2 billion. At September 30, 2019, 93,620,714 ordinary shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement relating to its 2020 annual general meeting of shareholders held on March 12, 2020 (the "2020 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement was filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Adient plc | Form 10-K | 2

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, originally filed on November 22, 2019 (the “Original 10-K”), of Adient plc (“Adient”). Adient is filing this Amendment to amend Item 15 of the Original 10-K to include the separate financial statements of Yanfeng Adient Seating Co, Ltd. (“YFAS”) as required by Rule 3-09 of Regulation S-X because YFAS was deemed significant to Adient under Rule 3-09 of Regulation S-X (the “Rule 3-09 financial statements”). The Rule 3-09 financial statements were not included in the Original 10-K because, as previously disclosed, YFAS’s fiscal year ended on December 31, 2019, after the date of the filing of the Original 10-K. The Rule 3-09 financial statements include consolidated balance sheets of YFAS as of December 31, 2019, 2018 and 2017 and the related consolidated statements of income, of changes in owners’ equity, and cash flows for each of the three years in the period ended December 31, 2019. In accordance with Rule 3-09 of Regulation S-X, only the financial statements as of and for the years ended December 31, 2019 and December 31, 2018 are required to be audited. The Rule 3-09 financial statements as of and for the year ended December 31, 2017 are unaudited. The Rule 3-09 financial statements were prepared and provided to Adient by YFAS.

This Amendment should be read in conjunction with the Original 10-K. The Original 10-K has not been amended or updated to reflect events occurring after November 22, 2019, except as specifically set forth in this Amendment.
Adient plc | Form 10-K | 3

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

Adient plc | Form 10-K | 4

(3)	Exhibits required by Item 601 of Regulation S-K

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1
Separation and Distribution Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to Adient plc’s Registration Statement on Form 10 filed September 20, 2016 (File No. 1-37757)). #

3.1
Memorandum of Association and Amended and Restated Articles of Association of Adient (incorporated by reference to Exhibit 3.1 to Adient plc’s Current Report on Form 8-K filed November 1, 2016 (File No. 1-37757)).

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

Adient plc | Form 10-K | 5

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

Adient plc | Form 10-K | 6

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

Adient plc | Form 10-K | 7

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

10.29	Labour Contract, dated as of March 6, 2016, by and between Adient Management (China) Co., Ltd. and Jian James Huang.*

21.1	List of Subsidiaries. †

23.1	Consent of Independent Registered Public Accounting Firm. †

23.2	Consent of PricewaterhouseCoopers Zhong Tian LLC, Independent Auditors of YFAS and Consolidated Subsidiaries, dated June 22, 2020.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.3	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 22, 2020.

31.4	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 22, 2020.

Adient plc | Form 10-K | 8

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 22, 2020.

99.1
Financial Statements of YFAS and Consolidated Subsidiaries as of December 31, 2019, December 31, 2018 and December 31, 2017 and for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Adient hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

†	Previously filed with the Original 10-K.

Adient plc | Form 10-K | 9

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	June 22, 2020

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	June 22, 2020

Adient plc | Form 10-K | 10