Form 10-Q
period 2020-06-30
Adient plc
filed 2020-08-06
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

At June 30, 2020, 93,884,381 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended June 30, 2020

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Net sales	$1,626	$4,219	$9,073	$12,605
Cost of sales	1,779	4,008	8,726	12,017
Gross profit	(153)	211	347	588
Selling, general and administrative expenses	115	165	407	511
Loss on business divestitures - net	—	—	25	—
Restructuring and impairment costs	49	15	103	159
Equity income (loss)	48	64	(57)	209
Earnings (loss) before interest and income taxes	(269)	95	(245)	127
Net financing charges	58	60	156	135
Other pension expense (income)	(1)	5	(5)	3
Income (loss) before income taxes	(326)	30	(396)	(11)
Income tax provision (benefit)	5	338	75	412
Net income (loss)	(331)	(308)	(471)	(423)
Income (loss) attributable to noncontrolling interests	(6)	13	40	64
Net income (loss) attributable to Adient	$(325)	$(321)	$(511)	$(487)

Earnings (loss) per share:
Basic	$(3.46)	$(3.43)	$(5.45)	$(5.21)
Diluted	$(3.46)	$(3.43)	$(5.45)	$(5.21)

Shares used in computing earnings per share:
Basic	93.9	93.6	93.8	93.5
Diluted	93.9	93.6	93.8	93.5

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income (loss)	$(331)	$(308)	$(471)	$(423)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	17	(24)	(65)	32
Realized and unrealized gains (losses) on derivatives	24	5	(23)	6
Other comprehensive income (loss)	41	(19)	(88)	38
Total comprehensive income (loss)	(290)	(327)	(559)	(385)
Comprehensive income (loss) attributable to noncontrolling interests	3	14	41	70
Comprehensive income (loss) attributable to Adient	$(293)	$(341)	$(600)	$(455)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	June 30, 2020	September 30, 2019
Assets
Cash and cash equivalents	$1,032	$924
Accounts receivable - net	1,161	1,905
Inventories	737	793
Assets held for sale	31	—
Other current assets	498	494
Current assets	3,459	4,116
Property, plant and equipment - net	1,592	1,671
Goodwill	2,039	2,150
Other intangible assets - net	350	405
Investments in partially-owned affiliates	1,090	1,399
Assets held for sale	165	—
Other noncurrent assets	924	601
Total assets	$9,619	$10,342
Liabilities and Shareholders' Equity
Short-term debt	$372	$22
Current portion of long-term debt	8	8
Accounts payable	1,465	2,709
Accrued compensation and benefits	333	364
Liabilities held for sale	26	—
Restructuring reserve	141	123
Other current liabilities	738	609
Current liabilities	3,083	3,835
Long-term debt	4,147	3,708
Liabilities held for sale	10	—
Pension and postretirement benefits	130	151
Other noncurrent liabilities	635	408
Long-term liabilities	4,922	4,267
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	42	51
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at June 30, 2020	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 93,884,381 shares issued and outstanding at June 30, 2020	—	—
Additional paid-in capital	3,968	3,962
Accumulated deficit	(2,060)	(1,545)
Accumulated other comprehensive income (loss)	(658)	(569)
Shareholders' equity attributable to Adient	1,250	1,848
Noncontrolling interests	322	341
Total shareholders' equity	1,572	2,189
Total liabilities and shareholders' equity	$9,619	$10,342

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30,
(in millions)	2020	2019
Operating Activities
Net income (loss) attributable to Adient	$(511)	$(487)
Income attributable to noncontrolling interests	40	64
Net income (loss)	(471)	(423)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	214	205
Amortization of intangibles	27	31
Pension and postretirement expense (benefit)	2	9
Pension and postretirement contributions, net	(21)	(17)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $1 and $0, respectively)	85	(11)
Impairment of nonconsolidated partially-owned affiliate	222	—
Deferred income taxes	(13)	304
Non-cash impairment charges	27	66
Loss (gain) on divestitures - net	25	—
Equity-based compensation	8	16
Other	10	18
Changes in assets and liabilities:
Receivables	706	219
Inventories	16	39
Other assets	77	105
Restructuring reserves	(60)	(90)
Accounts payable and accrued liabilities	(1,135)	(185)
Accrued income taxes	9	20
Cash provided (used) by operating activities	(272)	306
Investing Activities
Capital expenditures	(258)	(350)
Sale of property, plant and equipment	5	65
Settlement of cross-currency interest rate swap	10	—
Changes in long-term investments	(37)	3
Other	—	4
Cash provided (used) by investing activities	(280)	(278)
Financing Activities
Increase (decrease) in short-term debt	164	1
Increase (decrease) in long-term debt	600	1,600
Repayment of long-term debt	(6)	(1,202)
Debt financing costs	(10)	(45)
Cash dividends	—	(26)
Dividends paid to noncontrolling interests	(67)	(53)
Formation of consolidated joint venture	—	28
Other	(2)	(3)
Cash provided (used) by financing activities	679	300
Effect of exchange rate changes on cash and cash equivalents	(19)	10
Increase (decrease) in cash and cash equivalents	108	338
Cash and cash equivalents at beginning of period	924	687
Cash and cash equivalents at end of period	$1,032	$1,025

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
Basis of Presentation
The unaudited consolidated financial statements of Adient have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of September 30, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair statement of the results of operations, financial position and cash flows of Adient for the interim periods presented. Interim results are not necessarily indicative of full-year results, particularly in fiscal 2020 given the unprecedented situation Adient is facing with the COVID-19 pandemic and the related significant interruption it is having on Adient's operations. Adient's China facilities (including both consolidated and non-consolidated joint ventures) were effectively shut down during the lunar New Year festival (at the end of January) and did not return to operations until the end of March 2020. All of Adient's plants in China are currently operating and all of its customer plants in China have re-opened. Beginning in late March 2020, Adient experienced the shutdown of effectively all of its facilities in the Americas and European regions coinciding with the shutdown of its customer facilities in those regions. Adient also experienced the shutdown of approximately 50% of its plants in Asia (outside China) during late March and early April. During May and June, production started to resume in all regions concurrent with Adient's customers resuming operations. As of June 30, 2020, the majority of Adient's plants have resumed production, although production rates are well below pre-pandemic levels.

Principles of Consolidation
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended June 30, 2020, and September 30, 2019, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

Adient plc | Form 10-Q | 7

(in millions)	June 30, 2020	September 30, 2019
Current assets	$201	$236
Noncurrent assets	80	40
Total assets	$281	$276

Current liabilities	$148	$235
Noncurrent liabilities	14	—
Total liabilities	$162	$235

Earnings Per Share
The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Adient	$(325)	$(321)	$(511)	$(487)

Denominator:
Shares outstanding	93.9	93.6	93.8	93.5
Effect of dilutive securities	—	—	—	—
Diluted shares	93.9	93.6	93.8	93.5

Earnings (loss) per share:
Basic	$(3.46)	$(3.43)	$(5.45)	$(5.21)
Diluted	$(3.46)	$(3.43)	$(5.45)	$(5.21)

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

ASU 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under
Adient plc | Form 10-Q | 8

ASC 606. The adoption of this guidance on October 1, 2019 did not impact Adient's consolidated financial statements for the nine months ended June 30, 2020.

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
Adient plc | Form 10-Q | 9

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contracts assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities were identified at September 30, 2019 or at June 30, 2020. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for disaggregated revenue by geographical market.

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

On December 31, 2019, Adient sold the RECARO automotive high performance seating systems business to a group of investors for de minimis proceeds. As a result of the sale, Adient recorded a loss of $21 million during the quarter ending December 31, 2019. For fiscal 2019, the RECARO business recorded $148 million of net sales and insignificant pre-tax income.
On January 31, 2020 (as amended on June 24, 2020), Adient, Yanfeng Automotive Trim Systems Company Ltd. (“Yanfeng”), Adient Yanfeng Seating Mechanisms Co., Ltd. (“AYM”), a joint venture owned, directly or indirectly, by Yanfeng (50%) and Adient (50%), Yanfeng Adient Seating Co., Ltd. (“YFAS”), a joint venture owned, directly or indirectly, by Yanfeng (50.1%) and Adient (49.9%) and YFAI, a joint venture owned, directly or indirectly, by Yanfeng (70%) and Adient (30%), entered into a Master Agreement (the “Agreement”), pursuant to which the parties have agreed, among other things, that:

•Adient will transfer all of the issued and outstanding equity interest in YFAI held, directly or indirectly, by Adient, which represents 30% of YFAI’s total issued and outstanding equity interest, to Yanfeng for $369 million, of which US $309 million will be paid at the closing of the agreed transactions and the remaining US $60 million will be paid on a deferred basis post-closing. With respect to each YFAI fiscal year ending after the closing, starting with the year ending December 31, 2020, Adient will be paid an earnout in an amount equal to 30% percent of YFAI’s distributable earnings for such year until such time as the US $60 million deferred purchase price is fully paid.

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
Adient plc | Form 10-Q | 10

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

The transactions agreed on January 31, 2020, as amended on June 24, 2020, are cross-conditioned on each other and closing is subject to regulatory approvals, including the State Administration for Market Regulation in the People’s Republic of China, and other customary closing conditions. The transactions are expected to be completed by the end of Adient's fiscal 2020. Proceeds from the transactions are expected to be used by Adient for general corporate purposes or to potentially pay down a portion of Adient’s debt subject to the ongoing impacts of the COVID-19 pandemic. The terms of the Master Agreement as described above are consistent with non-binding terms reached in December 2019.

As a result of the January 31, 2020 agreement, as amended on June 24, 2020, described above, Adient concluded that indicators of other-than-temporary impairment were present related to the investment in YFAI as of December 31, 2019 and June 30, 2020. Upon entering into a formal agreement to sell the YFAI investment, Adient determined that other-than-temporary impairment did exist and recorded a $216 million non-cash impairment of Adient's YFAI investment during the quarter ended December 31, 2019. As a result of the June 24, 2020 modifications to the agreement described above, Adient recorded $6 million of additional non-cash impairment of Adient's YFAI investment during the quarter ended June 30, 2020. The impairments were determined based on combining the fair value of consideration received for all transactions contemplated within the Master Agreement, including an estimated fair value of the YFAS joint venture extension, and allocating the total consideration received to the individual transactions based on relative fair values. Adient estimated the fair value of the individual transactions using both an income approach and market approach. The inputs utilized in the fair value analyses of the transactions are classified as level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consisted of expected future operating margins and cash flows of YFAI, estimated production volumes, estimated dividend payments from YFAS over the extension period, estimated terminal values of YFAS, market comparables, weighted-average costs of capital (YFAI - 15.0%, YFAS - 10.5%), and noncontrolling interest discounts. As a result of the pending divestiture of the YFAI investment and the corresponding impairment, Adient ceased recognizing equity income from YFAI subsequent to December 31, 2019 (YFAI equity income was $40 million in fiscal 2019). In addition, upon the closing of the transaction, an intangible asset of $92 million will be recorded associated with the YFAS joint venture extension to be amortized over the 18-year term of the extension.

On March 5, 2020, Adient entered into an agreement to sell its automotive fabrics manufacturing business including the lamination business to Sage Automotive Interiors for $175 million. Proceeds from the transaction are expected to be used by Adient for general corporate purposes or to potentially pay down a portion of Adient's debt subject to the ongoing impacts of the COVID-19 pandemic. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to be completed by the end of Adient's fiscal 2020. The sale transaction includes 11 facilities globally with the majority located in EMEA, with approximately 1,300 employees. The assets and liabilities belonging to the business, including $83 million of allocated goodwill, have been classified as assets and liabilities held for sale, respectively, as of June 30, 2020. For fiscal 2019, the fabrics manufacturing business recorded $227 million of net sales and $8 million of pre-tax income.

All of the divestiture transactions described above align with Adient's strategy of focusing on its core, high-volume seating business.

Adient plc | Form 10-Q | 11

4. Inventories

Inventories consisted of the following:

(in millions)	June 30, 2020	September 30, 2019
Raw materials and supplies	$569	$609
Work-in-process	24	32
Finished goods	144	152
Inventories	$737	$793

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2019	$638	$429	$1,083	$2,150
Business divestitures	(21)	(83)	—	(104)
Currency translation and other	(10)	4	(1)	(7)
Balance at June 30, 2020	$607	$350	$1,082	$2,039

Due to the COVID-19 pandemic and the significant interruption it has caused to Adient’s operations, Adient tested goodwill and intangible assets for impairment for each of its reporting units for the quarter ended March 31, 2020 using a fair value method based on management's judgments and assumptions regarding future cash flows. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Adient estimated the fair value of each of its reporting units using an income approach, which utilized Level 3 unobservable inputs. These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows, and the appropriate discount rates (based on weighted average cost of capital ranging from 15.0% to 17.5% as of March 31, 2020) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections as of March 31, 2020 based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections also considered the impact that COVID-19 is having on Adient’s current and future operations as well as the impact to new vehicle sales in future years. As a result of the test, there was no goodwill impairment recorded during the quarter ended March 31, 2020. A change in any of these estimates and assumptions, especially as it relates to the extent of the COVID-19 pandemic’s impacts on vehicle production volumes within the automotive industry as well as the demand for new vehicle sales once the current operational interruptions are over, could produce significantly lower fair values of Adient's reporting units, which could have a material impact on its results of operations. Based on the resumption of production during the third quarter of fiscal 2020 as well as future year forecasts approximating previous expectations, no goodwill impairment triggering events were identified as of June 30, 2020.
Adient plc | Form 10-Q | 12

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	June 30, 2020			September 30, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$28	$(19)	$9	$27	$(17)	$10
Customer relationships	490	(170)	320	494	(129)	365
Trademarks	43	(29)	14	51	(32)	19
Miscellaneous	18	(11)	7	21	(10)	11
Total intangible assets	$579	$(229)	$350	$593	$(188)	$405

During the three months ended June 30, 2020, a pre-tax non-cash impairment of $27 million was recorded in the Asia segment related to customer relationship intangible assets of $24 million and $3 million of other long-lived assets within the Futuris China business due to an overall decline in forecasted operations within that business. The impairment was calculated based on a fair value method using discounted cash flows that involves the use of management's judgments and estimates related to forecasted revenue, operating costs and discount rates.

Amortization of other intangible assets for the nine months ended June 30, 2020 and 2019 was $27 million and $31 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	Nine Months Ended June 30,
(in millions)	2020	2019
Balance at beginning of period	$22	$11
Accruals for warranties issued during the period	9	9
Changes in accruals related to pre-existing warranties (including changes in estimates)	(1)	6
Settlements made (in cash or in kind) during the period	(5)	(4)
Balance at end of period	$25	$22

In the second quarter of fiscal 2019, Adient recorded $7 million of warranty expense to correct a prior period error related to incurred but not yet reported warranty expense. Adient has concluded that this adjustment was not material to previously reported financial statements.

Adient plc | Form 10-Q | 13

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

The components of lease costs for the three months and nine months ended June 30, 2020 were as follows:

(in millions)	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Operating lease cost	$30	$94
Short-term lease cost	6	18
Total lease cost	$36	$112

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

(in millions)		June 30, 2020
Operating lease right-of-use assets	Other noncurrent assets	$324

Operating lease liabilities - current	Other current liabilities	$88
Operating lease liabilities - noncurrent	Other noncurrent liabilities	238
		$326

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of June 30, 2020 were as follows:

Adient plc | Form 10-Q | 14

Operating leases
Fiscal years (in millions)	June 30, 2020
2020 (excluding the nine months ended June 30, 2020)	$28
2021	98
2022	71
2023	56
2024	41
Thereafter	91
Total lease payments	385
Less: imputed interest	(59)
Present value of lease liabilities	$326

Future minimum operating lease payments accounted for under ASC 840 at September 30, 2019 were as follows:

Operating leases
Fiscal years (in millions)	September 30, 2019
2020	$119
2021	91
2022	64
2023	51
2024	40
After 2024	94
Total minimum lease payments	$459

Supplemental cash flow information related to leases was as follows:

(in millions)	Nine Months Ended June 30, 2020
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$34

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$95

The weighted average remaining lease term for Adient's operating leases as of June 30, 2020 was 5 years. The weighted average discount rate for Adient's operating leases as of June 30, 2020 was 5.7%.
Adient plc | Form 10-Q | 15

8. Debt and Financing Arrangements

Debt consisted of the following:

(in millions)	June 30, 2020	September 30, 2019
Long-term debt:
Term Loan B - LIBOR plus 4.00% due in 2024	$792	$798
4.875% Notes due in 2026	900	900
3.50% Notes due in 2024	1,122	1,094
7.00% Notes due in 2026	800	800
9.00% Notes due in 2025	600	—
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	—	180
Less: debt issuance costs	(59)	(56)
Gross long-term debt	4,155	3,716
Less: current portion	8	8
Net long-term debt	$4,147	$3,708

Short-term debt:
ABL Credit Facility	$179	$—
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	185	—
Other bank borrowings	8	22
Total short-term debt	$372	$22

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. As of June 30, 2020, Adient had drawn down $179 million on the ABL Credit Facility and had availability under this facility of $155 million (net of $107 million of letters of credit). During July 2020, Adient voluntarily repaid the outstanding balance of the ABL revolving credit balance.
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

Adient plc | Form 10-Q | 16

Adient US also maintains an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes. These notes mature on May 15, 2026 and bear interest at a rate of 7.00% per annum. Interest on these notes is payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019.

The ABL Credit Facility, Term Loan B Agreement and the Senior First Lien Notes due 2026 contain covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay dividends or make other distributions on, or repurchase or redeem, Adient’s capital stock or certain other debt; make other restricted payments; and consolidate or merge with, or convey, transfer or lease all or substantially all of Adient’s and its restricted subsidiaries’ assets, to another person. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, cross-default clauses with other debt arrangements, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, maintains $0.9 billion aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 and €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €165 million in an unsecured term loan from the European Investment Bank ("EIB") due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points. Adient amended the EIB loan agreement as of June 30, 2020 to increase the net leverage ratio to 6.75x from 5.25x at June 30, 2020. Future net leverage ratio requirements (5.25x at September 30, 2020 with step downs starting in fiscal 2021) were not adjusted. Adient is forecasting that it will not be in compliance with this net leverage ratio during the next 12 months and will be required to either obtain another amendment or waiver or will pay down the EIB loan. Accordingly, Adient has classified this debt as short term debt at June 30, 2020.

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

Net Financing Charges

Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2020	2019	2020	2019
Interest expense, net of capitalized interest costs	$56	$46	$152	$119
Banking fees and debt issuance cost amortization	5	18	13	25
Interest income	(2)	(4)	(9)	(8)
Net foreign exchange	(1)	—	—	(1)
Net financing charges	$58	$60	$156	$135

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
Adient plc | Form 10-Q | 17

Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. As a result of the COVID-19 impacts and the resulting interruptions to Adient's operations, a loss of $2 million related to ineffective hedges was reclassified to the consolidated statement of income for the three months ended March 31, 2020. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2020 and September 30, 2019, respectively.
As of June 30, 2020, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
Adient entered into cross-currency interest rate swaps during fiscal 2018 to selectively hedge portions of its net investment in Europe. The currency effects of the cross-currency interest rate swaps are reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Europe. During the three months ended March 31, 2020, Adient settled the one remaining cross-currency interest rate swap for $10 million in proceeds, resulting in no outstanding Euro denominated cross-currency interest rate swaps as of June 30, 2020.

Adient entered into a cross-currency interest rate swap during fiscal 2019 to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swap is reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Japan. As of June 30, 2020, Adient had one cross-currency interest rate swap outstanding totaling approximately ¥11 billion designated as a net investment hedge in Adient's net investment in Japan.

Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Adient's Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of June 30, 2020, Adient had two outstanding interest rate caps with total notional amount of approximately $200 million.

Adient entered into a ¥950 million foreign exchange forward contract during the first quarter of fiscal 2020 to selectively hedge portions of its net investment in China. The currency effects of the forward contract are reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in China. The forward contract matured in June 2020.

Adient plc | Form 10-Q | 18

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	June 30, 2020	September 30, 2019	June 30, 2020	September 30, 2019
Other current assets
Foreign currency exchange derivatives	$2	$5	$2	$3
Cross-currency interest rate swaps	—	12	—	—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	—	1
Interest rate cap	—	1	—	—
Cross-currency interest rate swaps	1	1	—	—
Total assets	$4	$19	$2	$4

Other current liabilities
Foreign currency exchange derivatives	$40	$12	$—	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	6	3	—	—
Long-term debt
Foreign currency denominated debt	1,122	1,094	—	—
Total liabilities	$1,168	$1,109	$—	$—

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of June 30, 2020 and September 30, 2019, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	June 30, 2020	September 30, 2019	June 30, 2020	September 30, 2019
Gross amount recognized	$6	$23	$1,168	$1,109
Gross amount eligible for offsetting	(3)	(9)	(3)	(9)
Net amount	$3	$14	$1,165	$1,100

Adient plc | Form 10-Q | 19

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Foreign currency exchange derivatives	$18	$6	$(39)	$5

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2020	2019	2020	2019
Foreign currency exchange derivatives	Cost of sales	$(15)	$(1)	$(9)	$(3)

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2020	2019	2020	2019
Foreign currency exchange derivatives	Cost of sales	$—	$(1)	$(1)	$(2)
Foreign currency exchange derivatives	Net financing charges	3	(1)	6	—
Equity swap	Selling, general and administrative	—	—	—	(13)
Total		$3	$(2)	$5	$(15)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $(25) million and $(20) million for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, respectively, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges. There was no ineffectiveness on cash flow hedges during the three months ended June 30, 2020 and 2019,

10. Fair Value Measurements
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

Adient plc | Form 10-Q | 20

Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of June 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$4	$—	$4	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Cross-currency interest rate swaps	1	—	1	—
Total assets	$6	$—	$6	$—
Other current liabilities
Foreign currency exchange derivatives	$40	$—	$40	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	6	—	6	—
Total liabilities	$46	$—	$46	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$—	$8	$—
Cross-currency interest rate swaps	12	—	12	—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Cross-currency interest rate swaps	1	—	1	—
Interest rate cap	1	—	1	—
Total assets	$23	$—	$23	$—
Other current liabilities
Foreign currency exchange derivatives	$12	$—	$12	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$15	$—	$15	$—

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
Adient plc | Form 10-Q | 21

Cross-currency interest rate swaps Adient selectively uses cross-currency interest rate swaps to hedge portions of its net investment in Europe. During fiscal 2018, Adient entered into two floating to floating cross-currency interest rate swaps totaling approximately €160 million designated as net investment hedges in Adient's net investment in Europe. During fiscal 2019, Adient entered into one floating to floating cross-currency interest rate swap totaling ¥11 billion designated as a net investment hedge in Adient's net investment in Japan. During fiscal 2019 and the first nine months of fiscal 2020, Adient settled both Euro denominated cross-currency interest rate swaps. As of June 30, 2020, Adient had one ¥11 billion cross-currency interest rate swap outstanding.
Interest rate caps Adient selectively uses interest rate caps to limit the impact of floating rate interest payment increases on its Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of June 30, 2020, Adient had two interest rate caps outstanding totaling approximately $200 million.
The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.9 billion and $3.4 billion at June 30, 2020 and September 30, 2019, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Equity and Noncontrolling Interests

For the nine months ended June 30, 2020:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2019	$—	$3,962	$(1,545)	$(569)	$1,848	$341	$2,189
Net income (loss)	—	—	(511)	—	(511)	26	(485)
Foreign currency translation adjustments	—	—	—	(66)	(66)	1	(65)
Realized and unrealized gains (losses) on derivatives	—	—	—	(23)	(23)	—	(23)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(28)	(28)
Change in noncontrolling interest share	—	—	—	—	—	(18)	(18)
Share based compensation	—	6	—	—	6	—	6
Adjustments from adoption of a new standard	—	—	(4)	—	(4)	—	(4)
Other	—	—	—	—	—	—	—
Balance at June 30, 2020	$—	$3,968	$(2,060)	$(658)	$1,250	$322	$1,572

The deconsolidation of Adient Aerospace in the quarter ended December 31, 2019 resulted in a $18 million change in noncontrolling interest.

Adient plc | Form 10-Q | 22

For the three months ended June 30, 2020:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at March 31, 2020	$—	$3,966	$(1,735)	$(690)	$1,541	$342	$1,883
Net income (loss)	—	—	(325)	—	(325)	(6)	(331)
Foreign currency translation adjustments	—	—	—	8	8	2	10
Realized and unrealized gains (losses) on derivatives	—	—	—	24	24	—	24
Dividends attributable to noncontrolling interests	—	—	—	—	—	(16)	(16)
Share based compensation	—	1	—	—	1	—	1
Other	—	1	—	—	1	—	1
Balance at June 30, 2020	$—	$3,968	$(2,060)	$(658)	$1,250	$322	$1,572

For the nine months ended June 30, 2019:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2018	$—	$3,951	$(1,028)	$(531)	$2,392	$325	$2,717
Net income (loss)	—	—	(487)	—	(487)	40	(447)
Foreign currency translation adjustments	—	—	—	26	26	4	30
Realized and unrealized gains (losses) on derivatives	—	—	—	6	6	—	6
Dividends declared ($0.275 per share)	—	—	(26)	—	(26)	—	(26)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(35)	(35)
Share based compensation	—	10	—	—	10	—	10
Formation of consolidated joint venture	—	—	—	—	—	28	28
Other	—	(2)	—	—	(2)	—	(2)
Balance at June 30, 2019	$—	$3,959	$(1,541)	$(499)	$1,919	$362	$2,281

During October 2018, Adient declared a dividend of $0.275 per ordinary share, which was paid in November 2018.

For the three months ended June 30, 2019:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at March 31, 2019	$—	$3,956	$(1,220)	$(479)	$2,257	$373	$2,630
Net income (loss)	—	—	(321)	—	(321)	7	(314)
Foreign currency translation adjustments	—	—	—	(25)	(25)	(1)	(26)
Realized and unrealized gains (losses) on derivatives	—	—	—	5	5	—	5
Dividends attributable to noncontrolling interests	—	—	—	—	—	(17)	(17)
Share based compensation		2	—	—	2	—	2
Other	—	1	—	—	1	—	1
Balance at June 30, 2019	$—	$3,959	$(1,541)	$(499)	$1,919	$362	$2,281

Adient plc | Form 10-Q | 23

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2020	2019	2020	2019
Foreign currency translation adjustments
Balance at beginning of period	$(632)	$(472)	$(558)	$(523)
Aggregate adjustment for the period, net of tax	8	(25)	(66)	26
Balance at end of period	$(624)	$(497)	$(624)	$(497)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$(55)	$(6)	$(8)	$(7)
Current period changes in fair value, net of tax	12	5	(30)	6
Reclassification to income, net of tax	12	—	7	—
Balance at end of period	$(31)	$(1)	$(31)	$(1)
Pension and postretirement plans
Balance at beginning of period	$(3)	$(1)	$(3)	$(1)
Balance at end of period	$(3)	$(1)	$(3)	$(1)
Accumulated other comprehensive income (loss), end of period	$(658)	$(499)	$(658)	$(499)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2020	2019	2020	2019
Beginning balance	$35	$37	$51	$47
Net income	—	6	14	24
Foreign currency translation adjustments	7	2	—	2
Dividends	—	—	(23)	(28)
Ending balance	$42	$45	$42	$45

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2020	2019	2020	2019
Service cost	$2	$2	$6	$6
Interest cost	2	3	8	9
Expected return on plan assets	(4)	(4)	(14)	(12)
Net actuarial and settlement (gain) loss	1	6	1	6
Net periodic benefit cost	$1	$7	$1	$9

Adient plc | Form 10-Q | 24

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

During fiscal 2020, Adient committed to a restructuring plan ("2020 Plan") of $86 million. Of the restructuring costs recorded, $15 million relates to the Americas segment, $62 million relates to the EMEA segment and $9 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2022. Also recorded in fiscal 2020 is $10 million of prior year underspend.

The following table summarizes the changes in Adient's 2020 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Original Reserve	$83	$3	$—	$86
Utilized—cash	(22)	—	—	(22)
Noncash adjustment—other	—	(3)	3	—
Balance at June 30, 2020	$61	$—	$3	$64

The following table summarizes the changes in Adient's 2019 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Balance at September 30, 2019	$69	$3	$(2)	$70
Utilized—cash	(25)	—	—	(25)
Noncash adjustment—underspend	(6)	—	—	(6)
Balance at June 30, 2020	$38	$3	$(2)	$39

The following table summarizes the changes in Adient's 2018 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2019	$24	$(4)	$20
Utilized—cash	(8)	—	(8)
Noncash adjustment—underspend	(3)	1	(2)
Balance at June 30, 2020	$13	$(3)	$10

There were no material changes during fiscal 2020 to the 2017 and 2016 Plan's reserve balances at June 30, 2020 of $3 million, and $24 million, respectively.

Adient plc | Form 10-Q | 25

Adient's fiscal 2020, 2019, 2018, 2017 and 2016 restructuring plans included workforce reductions of approximately 12,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2020, approximately 7,800 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty plant closures. As of June 30, 2020, seventeen of the twenty plants have been closed.

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

Refer to Note 5, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for additional information related to impairment of intangible assets during the three months ended June 30, 2020.

14. Income Taxes

Adient has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Due to the uncertainty related to the impact of the COVID-19 pandemic on the Company’s operations at a jurisdictional level that is required to estimate an annual effective tax rate for the full fiscal year, Adient used a discrete effective tax rate method to calculate an income tax provision for the nine-month period ended June 30, 2020. For the three and nine months ended June 30, 2020, Adient’s income tax expense was $5 million equating to an effective tax rate of (2)% and $75 million equating to an effective tax rate of (19)%, respectively. For the three months ended June 30, 2020, income tax expense was recognized rather than a tax benefit that would have been recognized by applying the statutory rate of 12.5% against pre-tax losses, primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances, partially offset by a tax benefit related to an impairment charge recorded in the Asia segment related to customer relationship intangible asset. For the nine months ended June 30, 2020, income tax expense was recognized rather than a tax benefit that would have been recognized by applying the statutory rate of 12.5% against pre-tax losses, primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances and foreign currency remeasurement of Mexican peso denominated deferred tax assets, partially offset by a tax benefit related to the impairment of Adient’s YFAI investment and a tax benefit related to an impairment charge recorded in the Asia segment related to customer relationship intangible assets. For the three and nine months ended June 30, 2019, Adient’s income tax expense was $338 million equating to an effective tax rate of 1,127% and $412 million equating to an effective rate of (3,745)%, respectively. The three and nine month income tax expense was higher than the statutory rate impact of 12.5% primarily due to the recognition of valuation allowances in Luxembourg, Poland, and the United Kingdom and the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances.

Valuation Allowances

As a result of the Company's third quarter fiscal 2020 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.

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
Adient plc | Form 10-Q | 26

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

Uncertain Tax Positions

At June 30, 2020, Adient had gross tax effected unrecognized tax benefits of $404 million. If recognized, $118 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at June 30, 2020 was approximately $14 million (net of tax benefit). The interest and penalties accrued for the three and nine months ended June 30, 2020 was $1 million and $4 million, respectively. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

During the third quarter of fiscal 2019, Luxembourg enacted legislation reducing the nominal corporate tax rate to 17.0% from 18.0%. For Adient, this reduced its aggregate income tax rate to 24.9% from 26.0% and applies retroactively to the fiscal 2019 tax year. As a result of the law change, Adient recorded income tax expense of $10 million related to the write down of deferred tax assets.

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

Other Tax Matters

During fiscal 2020, Adient committed to a restructuring plan ("2020 Plan") of $86 million. Refer to Note 13, “Restructuring and Impairment Costs,” of the notes to the consolidated financial statements for additional information. The tax benefit associated with the restructuring charge was $3 million.

During the third quarter of fiscal 2020, an impairment charge of $27 million was recorded in the Asia segment related to customer relationship intangible assets. Refer to Note 5, “Goodwill and Other Intangible Assets,” of the notes to the consolidated financial statements for additional information. The tax benefit associated with the impairment charge was $5 million.

During the first quarter of fiscal 2020, Adient recognized a pre-tax non-cash impairment of $216 million in equity income related to Adient's YFAI investment. Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information. The tax benefit associated with the impairment charge was $4 million. An additional impairment of $6 million was recorded in the third quarter of fiscal 2020 related to this investment, with no additional tax benefit being recorded.

During the second quarter of fiscal 2019, Adient recognized a pre-tax impairment charge on long-lived assets of $66 million. Refer to Note 13 "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional
Adient plc | Form 10-Q | 27

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net Sales
Americas	$593	$2,010	$4,093	$5,860
EMEA	698	1,752	3,750	5,170
Asia	346	530	1,362	1,779
Eliminations	(11)	(73)	(132)	(204)
Total net sales	$1,626	$4,219	$9,073	$12,605

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2020	2019	2020	2019
Adjusted EBITDA
Americas	$(83)	$69	$117	$146
EMEA	(94)	53	17	114
Asia	71	110	311	387
Corporate-related costs (1)	(16)	(27)	(59)	(75)
Restructuring and impairment costs (2)	(49)	(15)	(103)	(159)
Purchase accounting amortization (3)	(9)	(11)	(30)	(32)
Restructuring related charges (4)	(5)	(5)	(17)	(27)
Loss on business divestitures - net (5)	—	—	(25)	—
Impairment of nonconsolidated partially-owned affiliate (6)	(6)	—	(222)	—
Depreciation	(67)	(68)	(214)	(205)
Stock based compensation	(7)	(8)	(8)	(16)
Other items (7)	(4)	(3)	(12)	(6)
Earnings (loss) before interest and income taxes	(269)	95	(245)	127
Net financing charges	(58)	(60)	(156)	(135)
Other pension income (expense)	1	(5)	5	(3)
Income (loss) before income taxes	$(326)	$30	$(396)	$(11)

Adient plc | Form 10-Q | 28

Notes:
(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. Restructuring charges during the three and nine months ended June 30, 2020 primarily consist of workforce reductions and a $27 million pre-tax non-cash impairment charge related to long-lived assets in China. Restructuring charges during the three and nine months ended June 30, 2019 primarily consist of workforce reductions; the nine months ended June 30, 2019 also includes a $66 million non-cash impairment charge related to long-lived assets in the seat structure and mechanism operations.
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
(6) Reflects the non-cash impairment of Adient's YFAI investment as described in Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements.
(7) The three months ended June 30, 2020 reflects $4 million of transaction costs and the nine months ended June 30, 2020 reflects $11 million of transaction costs and $1 million of tax adjustments at YFAI. The three months ended June 30, 2019 reflects $1 million of Futuris integration costs and $2 million of transaction costs. The nine months ended June 30, 2019 reflects $4 million of Futuris integration costs and $2 million of transaction costs.

Adient plc | Form 10-Q | 29

Geographic Information
Revenue by geographic area is as follows:

Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2020	2019	2020	2019
Americas
United States	$519	$1,649	$3,469	$4,894
Mexico	192	700	1,379	2,013
Other Americas	17	106	236	330
Regional elimination	(135)	(445)	(991)	(1,377)
	593	2,010	4,093	5,860
EMEA
Germany	150	375	765	1,106
Czech Republic	166	385	806	1,123
Other EMEA	571	1,500	3,217	4,412
Regional elimination	(189)	(508)	(1,038)	(1,471)
	698	1,752	3,750	5,170
Asia
Thailand	44	139	307	468
China	130	126	372	410
Japan	34	104	262	389
Other Asia	140	163	425	516
Regional elimination	(2)	(2)	(4)	(4)
	346	530	1,362	1,779

Inter-segment elimination	(11)	(73)	(132)	(204)

Total	$1,626	$4,219	$9,073	$12,605

Adient plc | Form 10-Q | 30

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of June 30, 2020 and September 30, 2019. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income (loss)" line in the consolidated statements of income (loss) for the nine months ended June 30, 2020 and 2019, respectively.

Adient maintains total investments in partially-owned affiliates of $1.1 billion and $1.4 billion at June 30, 2020 and September 30, 2019, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Nine Months Ended June 30,
(in millions)	2020	2019
Income statement data:
Net sales	$7,319	$11,736
Gross profit	$829	$1,358
Net income	$387	$494
Net income attributable to the entity	$381	$480

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $11 million and $12 million at June 30, 2020 and September 30, 2019, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

Adient plc | Form 10-Q | 31

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)		2020	2019	2020	2019
Net sales to related parties	Net sales	$60	$97	$255	$277
Purchases from related parties	Cost of sales	138	205	447	555

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		June 30, 2020	September 30, 2019
Accounts receivable due from related parties	Accounts receivable	$61	$73
Accounts payable due to related parties	Accounts payable	87	137

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-Q | 32

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on Adient and its customers, suppliers, joint venture partners and other parties, the ability of Adient to close its sale of its fabrics business, including receipt of necessary regulatory approvals, the ability of Adient to close the transactions subject to the Yanfeng Agreement, the impact of tax reform legislation through the Tax Cuts and Jobs Act, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, the ability of Adient to effectively launch new business at forecasted and profitable levels, the ability of Adient to execute its turnaround plan, the ability of Adient to identify, recruit and retain key leadership, the ability of Adient to meet debt service requirements, the terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates and cancellation of or changes to commercial arrangements. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part I, Item 1A of the which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of the Form 10-K. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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
Adient plc | Form 10-Q | 33

Recent Developments Regarding COVID-19

The impact of the novel strain of the coronavirus identified in late 2019 (“COVID-19”) has grown throughout the world, including in all global and regional markets served by Adient. Governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. Adient's manufacturing facilities are located in areas that have been affected by the pandemic. Adient's China facilities (including both consolidated and non-consolidated joint ventures) were effectively shut down during the lunar New Year festival (at the end of January) and did not return to operations until the end of March 2020. Currently, all of Adient's plants in China are operating and all of its customer plants in China have re-opened.

Beginning in late March 2020, Adient experienced the shutdown of effectively all of its facilities in the Americas and European regions coinciding with the shutdown of its customer facilities in those regions. Adient also experienced the shutdown of approximately 50% of its plants in Asia (outside China) during late March and early April. During May and June, production started to resume in all regions concurrent with Adient's customers resuming operations. As of June 30, 2020, the majority of Adient's plants have resumed production, but with production rates well below pre-pandemic levels.

It is likely that the global automotive industry will experience significantly lower demand for new vehicle sales as a result of the global economic slowdown caused by the COVID-19 pandemic because new vehicle sales are highly dependent on strong consumer confidence and low unemployment. Until consumers regain confidence in the markets and unemployment returns to lower levels, new vehicle sales will likely be significantly lower than historical and previously projected pre-pandemic sales levels.

Adient has been actively monitoring the global outbreak and spread of COVID-19 and taking steps to mitigate the potential risks to the Company posed by its spread and related circumstances and impacts. Adient continues to assess and update its business continuity plans in the context of this pandemic, including analyzing constraints at its suppliers. Adient has taken precautions to help keep its workforce healthy and safe, including establishing a Global Response Team, implementing strict travel restrictions, enforcing rigorous hygiene protocols, increasing sanitization efforts at all facilities, enacting visitor restrictions, social distancing, face covering expectations, and temperature and health screenings and implementing remote working arrangements for the vast majority of Adient's employees who work outside the plants.

Adient took significant measures to reduce its overall cash burn rate (defined as net cash outflow associated with operating the company) during the shutdown, including the furlough of direct/salary plant workers, reductions of salaries in all areas of the globe and retirement benefits for U.S. employees outside the plants, reduced/delayed capex spending to coincide with the resumption of production and effectively eliminating all discretionary spending. The actions to reduce and defer compensation were global initiatives and included 20% salary reductions in the U.S. beginning on March 23, 2020 (with up to 10% incremental reductions and deferrals taking effect on April 13, 2020) and running until June 30, 2020, salary reductions of up to 20% for certain employees in many of the countries outside of the U.S., CEO salary reduction and deferral until July 15, 2020, and a 20% Board fee reduction. Effective July 1, 2020, Adient offered certain employees, including Adient’s executive officers, RSU awards in lieu of 10-30% of salary and other compensatory benefits that are being foregone by each recipient from the time period beginning July 1, 2020 through June 30, 2021. The RSU awards will vest in two tranches, with one half of the awards vesting six months from the grant date, and the remaining half vesting one year from the grant date.

In addition to the significant measures taken to reduce and contain costs, Adient has taken recent action to provide additional liquidity, primarily including the draw down on its ABL revolving credit facility of $825 million at the end of March 2020 and the issuance of $600 million of senior secured notes due 2025 on April 20, 2020. Adient's ability to borrow against the ABL revolving credit facility is limited to its borrowing base, which consists primarily of accounts receivable, inventory and certain cash account balances at certain Adient subsidiaries. Such working capital account balances have decreased, as expected, during the third quarter of fiscal 2020 as a result of the production shutdown. Adient therefore repaid $646 million during the third quarter of fiscal 2020, resulting in $179 million outstanding and $155 million of availability under the ABL revolving credit facility as of June 30, 2020. During July 2020, Adient voluntarily repaid the outstanding balance of the ABL revolving credit balance.

The recent automotive production shutdown across most of the world has also significantly impacted Adient’s daily working capital. During the third quarter of fiscal 2020, Adient experienced significantly lower trade working capital balances (accounts receivable, inventory and accounts payable) due to the shutdown of production in the early part of the third quarter and resumption of production only toward the latter part of the quarter. Trade working capital was favorably impacted during the
Adient plc | Form 10-Q | 34

early part of the third quarter but was more than offset by the unfavorable impact to trade working capital during the latter part of the quarter. The continuing resumption of production in the fourth quarter is expected to have a favorable impact to trade working capital as Adient returns to a more stabilized production run rate.

Adient expects to close on the sale of its YFAI joint venture investment (as part of the broader YF China transactions announced on January 31, 2020 and as modified on June 24, 2020) by the end of FY2020, providing additional liquidity of approximately $334 million. Adient also expects to close on the sale of its fabrics business by the end of FY2020, providing additional liquidity of approximately $175 million. Both transactions are subject to customary closing conditions and regulatory approvals in certain jurisdictions. Adient cannot guarantee that the closing conditions contained in the respective purchase agreements related to the sale of YFAI or the sale of the fabrics business will be satisfied or waived, or that the sale of YFAI and/or the sale of the fabrics business will be completed within the respective expected timeframes, on the respective proposed terms, or at all.

Adient has also pursued, wherever it qualifies, governmental assistance during this time. For example, Adient has begun deferring the employer portion of FICA until FY2021 or beyond and deferring VAT payments. Adient is seeking to take advantage of all such assistance to either defer payments to government authorities or to receive cash to help defray operating costs. Adient cannot guarantee that it will continue to qualify for, or receive any of, the assistance that it is pursuing.

Finally, Adient’s Chinese joint ventures are expected to pay dividends to Adient during the fiscal year ending September 30, 2020 of approximately $280 million, of which approximately $250 million had been received as of June 30, 2020. Adient, however, cannot guarantee the collection of the remaining cash dividends from its non-consolidated joint ventures.

The spread of COVID-19 and the measures taken to restrain the spread of the virus have had, and will continue to have, a material negative impact on Adient's financial results and liquidity, and such negative impact may continue well beyond the containment of such outbreak. Adient cannot assure that the assumptions used to estimate its liquidity requirements will be correct because it has never previously experienced such a widespread cessation of its operations as it experienced in the third quarter of fiscal 2020. In addition, the magnitude, duration, speed and potential resurgence of the global pandemic is uncertain. Consequently, the impact on Adient's business, financial condition or longer-term financial or operational results are uncertain. Based on the actions it has taken and the assumptions regarding the impact of COVID-19, Adient believes that its current financial resources will be sufficient to fund the company's liquidity requirements for at least the next twelve months.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. In the third quarter of fiscal 2020, automotive light vehicle production on a global basis decreased significantly compared to the third quarter of fiscal 2019. The significant decrease in global light vehicle production during the first nine months of fiscal 2020 is primarily attributable to the impact of COVID-19, which caused the vast majority of global production to be suspended by OEM's, starting in China primarily during February and March 2020 followed by Americas, Europe and other Asian countries during March 2020. During May and June, production started to resume in all regions.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended June 30,			Nine Months Ended June 30,
(units in millions)	2020	Change	2019	2020	Change	2019
Global	12.0	(45.2)%	21.9	52.0	(23.3)%	67.8
North America	1.3	(69.0)%	4.2	8.9	(28.8)%	12.5
South America	0.2	(77.8)%	0.9	1.6	(36.0)%	2.5
Europe	2.1	(64.4)%	5.9	12.0	(29.0)%	16.9
China	6.0	9.1%	5.5	16.6	(10.8)%	18.6
Asia, excluding China, and Other	2.4	(55.6)%	5.4	12.9	(25.4)%	17.3

Source: IHS Automotive, July 2020

Adient plc | Form 10-Q | 35

Financial Results Summary
Significant aspects of Adient's financial results for the third quarter of fiscal 2020 include the following:
•Adient recorded net sales of $1,626 million for the third quarter of fiscal 2020, representing a decrease of $2,593 million or 61% when compared to the third quarter of fiscal 2019. Adient recorded net sales of $9,073 million for the first nine months of fiscal 2020, representing a decrease of $3,532 million, or 28% when compared to the first nine months of fiscal 2019. The decrease in net sales is primarily due to the significant operational interruptions caused by the COVID-19 pandemic which resulted in lower sales volumes across all regions.
•Gross profit was a loss of $153 million, or (9.4)% of net sales for the third quarter of fiscal 2020 compared to $211 million, or 5.0% of net sales for the third quarter of fiscal 2019. Gross profit was $347 million, or 3.8% of net sales for the first nine months of fiscal 2020 compared to $588 million, or 4.7% of net sales for the first nine months of fiscal 2019. Profitability, including gross profit as a percentage of net sales, was lower due to the impact of significantly lower sales volumes across all regions driven by the impact of COVID-19.
•Equity income was $48 million for the third quarter of fiscal 2020, compared to $64 million for the third quarter of fiscal 2019. The decrease is primarily attributable to the impact for the planned divestiture of YFAI ($15 million) and the non-cash impairment of Adient's YFAI investment ($6 million), partially offset by the resumption of production within Adient's affiliates in China. Equity loss was $57 million for the first nine months of fiscal 2020, compared to equity income of $209 million for the first nine months of fiscal 2019. The decrease on a year-to-date basis is primarily attributable to a $222 million non-cash impairment of Adient's YFAI investment and to the lower production volumes at Adient's China affiliates during the second and third quarters of fiscal 2020 due to the impact of COVID-19.

•Net loss attributable to Adient was $325 million for the third quarter of fiscal 2020, compared to $321 million of net loss attributable to Adient for the third quarter of fiscal 2019. The higher level of loss in the third quarter of fiscal 2020 is primarily attributable to the overall decrease of profitability in fiscal 2020 resulting from significantly lower volumes due to COVID-19 along with increased restructuring and impairment costs of $34 million and a $6 million non-cash impairment charge on Adient's YFAI investment in the current year, offset by a lower income tax provision for the third quarter of fiscal 2020 of $333 million due to prior year valuation allowance charges, and lower overall SG&A of $50 million. Net loss attributable to Adient for the first nine months of 2020 was $511 million, compared to a net loss attributable to Adient of $487 million during the first nine months of fiscal 2019. The year over year increase in net loss attributable to Adient is primarily due to the impact of having significantly lower volumes due to COVID-19 along with a one-time non-cash impairment charge of $222 million on Adient's YFAI investment, a $25 million loss on the sale of the RECARO business and deconsolidation of Adient Aerospace, a $27 million non-cash impairment charge related to long-lived assets in China, and overall higher net financing costs, partially offset by operating improvements and lower administrative costs and one-time charges in the prior year related to impairment in the seat structures and mechanism business and income tax charges to establish valuation allowances.
Adient plc | Form 10-Q | 36

Consolidated Results of Operations

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	Change	2019	2020	Change	2019
Net sales	$1,626	-61%	$4,219	$9,073	-28%	$12,605
Cost of sales	1,779	-56%	4,008	8,726	-27%	12,017
Gross profit	(153)	> -100%	211	347	-41%	588
Selling, general and administrative expenses	115	-30%	165	407	-20%	511
Loss on business divestitures - net	—	n/a	—	25	n/a	—
Restructuring and impairment costs	49	> 100%	15	103	-35%	159
Equity income (loss)	48	-25%	64	(57)	> -100%	209
Earnings (loss) before interest and income taxes	(269)	> -100%	95	(245)	> -100%	127
Net financing charges	58	-3%	60	156	16%	135
Other pension expense (income)	(1)	> -100%	5	(5)	> -100%	3
Income (loss) before income taxes	(326)	> -100%	30	(396)	> 100%	(11)
Income tax provision (benefit)	5	-99%	338	75	-82%	412
Net income (loss)	(331)	-7%	(308)	(471)	-11%	(423)
Income (loss) attributable to noncontrolling interests	(6)	> -100%	13	40	-38%	64
Net income (loss) attributable to Adient	$(325)	-1%	$(321)	$(511)	-5%	$(487)

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	Change	2019	2020	Change	2019
Net sales	$1,626	-61%	$4,219	$9,073	-28%	$12,605

Net sales decreased by $2,593 million, or 61%, in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019 primarily due to lower volumes in all regions attributable to the significant interruption to Adient's global operations caused by COVID-19, the unfavorable impact of foreign currency ($106 million), and the impact of divestitures primarily related to RECARO ($45 million). Refer to the segment analysis below for a discussion of segment net sales.

Net sales decreased by $3,532 million, or 28%, in the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019 primarily due to the significant operational interruptions related to COVID-19 starting in the second quarter of fiscal 2020 which resulted in lower sales volumes across all regions, unfavorable foreign currency impact ($232 million), and the impact of divestitures primarily related to RECARO ($83 million), partially offset by favorable commercial settlements and net pricing adjustments, including material economics, net of recoveries. Refer to the segment analysis below for a discussion of segment net sales.

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	Change	2019	2020	Change	2019
Cost of sales	$1,779	-56%	$4,008	$8,726	-27%	$12,017
Gross profit	$(153)	> -100%	$211	$347	-41%	$588
% of sales	(9.4)%		5.0%	3.8%		4.7%

Adient plc | Form 10-Q | 37

Cost of sales decreased by $2,229 million, or 56%, and gross profit decreased by $364 million, or 173%, in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019. The year over year decrease in cost of sales was primarily due to the decrease in sales volumes along with overall business performance improvements, the favorable impact of foreign currency ($92 million), and the impact of divestitures primarily related to RECARO ($46 million). Gross profit was negatively impacted by the lower sales volume due to the COVID-19 impact, partially offset by the impact of business performance improvements including lower launch inefficiencies, and reductions in operational waste and freight along with favorable commercial settlements and net pricing adjustments. Refer to the segment analysis below for a discussion of segment profitability.

Cost of sales decreased by $3,291 million, or 27% and gross profit decreased by $241 million, or 41%, in the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019. The cost of sales year over year decrease is primarily attributable to lower sales volumes along with overall business performance improvements, the favorable impact of foreign currency ($212 million), and impact of divestitures primarily related to RECARO ($85 million). Gross profit was negatively impacted by the lower sales volume due to the COVID-19 impact, partially offset by the impact of business performance improvements including lower launch inefficiencies, and reductions in operational waste and freight along with favorable commercial settlements and net pricing adjustments. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	Change	2019	2020	Change	2019
Selling, general and administrative expenses	$115	-30%	$165	$407	-20%	$511
% of sales	7.1%		3.9%	4.5%		4.1%

Selling, general and administrative expenses (SG&A) decreased by $50 million, or 30% in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019. The year over year decrease in SG&A is attributable to lower overall administrative and engineering spending of $32 million, including lower levels of incentive compensation and discretionary spending which are not expected to recur as part of the annual SG&A run rate, prior year Adient Aerospace and RECARO administrative costs of $13 million, and lower share based compensation expense of $1 million, partially offset by higher transaction costs related to the planned divestitures of YFAI and the fabrics business of $2 million. Refer to the segment analysis below for a discussion of segment profitability.

Selling, general and administrative expenses (SG&A) decreased by $104 million, or 20% in the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019. SG&A was favorably impacted by lower overall administrative and engineering spending of $71 million, including lower levels of incentive compensation and discretionary spending which are not expected to recur as part of the annual SG&A run rate, prior year Adient Aerospace and RECARO administrative costs of $29 million, and lower share based compensation expense of $8 million, partially offset by higher transaction costs related to the planned divestiture of YFAI and the fabrics business of $8 million. Refer to the segment analysis below for a discussion of segment profitability.

Loss on Business Divestitures - net

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	Change	2019	2020	Change	2019
Loss on business divestitures - net	$—	n/a	$—	$25	n/a	$—

 The loss on business divestitures for the first nine months of 2020 is comprised of a $21 million loss on the sale of RECARO automotive high performance seating and a $4 million loss on the deconsolidation of Adient Aerospace. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for information related to these divestitures.

Adient plc | Form 10-Q | 38

Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	Change	2019	2020	Change	2019
Restructuring and impairment costs	$49	> 100%	$15	$103	-35%	$159

Restructuring and impairment costs were higher by $34 million during the third quarter of fiscal 2020 due primarily to one-time non-cash impairment charges of long-lived assets in China ($27 million), and lower by $56 million during the nine months ended June 30, 2020 due primarily to one-time non-cash impairment charges in the prior year related to the seat structures and mechanisms business ($66 million) and to overall lower levels of restructuring actions recorded in 2020. Refer to Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Equity Income (Loss)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	Change	2019	2020	Change	2019
Equity income (loss)	$48	-25%	$64	$(57)	> -100%	$209

Equity income was $48 million for the third quarter of fiscal 2020, compared to $64 million of income in the third quarter of fiscal 2019. The decrease is primarily attributable to the impact for the planned divestiture of YFAI ($15 million) and the non-cash impairment of Adient's YFAI investment ($6 million), partially offset by the resumption of production within Adient's affiliates in China.

Equity loss was $57 million for the first nine months of fiscal 2020, which is $266 million lower compared to the first nine months of fiscal 2019. The change is primarily attributable to the $222 million non-cash impairment charge recorded during the first nine months of fiscal 2020 related to Adient's YFAI investment and the impact from the planned divestiture of YFAI ($19 million) along with lower production volumes within Adient's affiliates in China due to the impact of COVID-19, partially offset by $10 million of benefits from tax credits at various China affiliates that are not expected to recur.

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	Change	2019	2020	Change	2019
Net financing charges	$58	-3%	$60	$156	16%	$135

Net financing charges decreased in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019 due to a $13 million one-time charge in the prior year of deferred financing fees in conjunction with the debt refinancing in the third quarter of fiscal 2019, partially offset by higher levels of outstanding debt and higher average interest rates in the current year. Net financing charges increased in the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019 due to higher levels of outstanding debt and to higher average interest rates in the current year, partially offset by the $13 million one-time charge of deferred financing fees in the prior year.

Other Pension Expense (Income)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	Change	2019	2020	Change	2019
Other pension expense (income)	$(1)	> -100%	$5	$(5)	> -100%	$3

Other pension expense (income) for the three and nine months ended June 30, 2020 included a $2 million pension settlement expense related to the settlement of two plans in the United States. Other pension expense (income) for the three and nine months ended June 30, 2019 included a $6 million mark-to-market expense related to the remeasurement of a United Kingdom
Adient plc | Form 10-Q | 39

pension plan. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	Change	2019	2020	Change	2019
Income tax provision (benefit)	$5	-99%	$338	$75	-82%	$412

During the third quarter of fiscal 2020 income tax expense of $5 million was recognized rather than a tax benefit that would have been recognized by applying the statutory rate of 12.5% against pre-tax losses, primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances, partially offset by a $5 million tax benefit related to the impairment charge recorded in the Asia segment related to customer relationship intangible assets. The third quarter of fiscal 2019 income tax expense of $338 million primarily resulted from an income tax charge of $254 million to establish valuation allowances in Luxembourg and the United Kingdom and an income tax charge of $48 million to recognize the year-to-date impact of Adient's updated annualized tax rate, driven by the valuation allowances recorded in the third quarter of fiscal 2019.

During the first nine months of fiscal 2020 income tax expense of $75 million was recognized rather than a tax benefit that would have been recognized by applying the statutory rate of 12.5% against pre-tax losses, primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances and $6 million tax expense associated primarily with foreign currency remeasurement of Mexican peso deferred tax assets, partially offset by a $4 million tax benefit associated with the impairment of Adient’s YFAI investment and a $5 million tax benefit related to the impairment charge recorded in the Asia segment related to customer relationship intangible assets. The first nine months of fiscal 2019 income tax expense of $412 million resulted primarily from establishing valuation allowances in Luxembourg, Poland, and the United Kingdom and the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances, partially offset by a tax rate change at a consolidated affiliate in China.

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	Change	2019	2020	Change	2019
Income (loss) attributable to noncontrolling interests	$(6)	> -100%	$13	$40	-38%	$64

The decrease in income attributable to noncontrolling interests for the three and nine months ended June 30, 2020 is primarily attributable to lower income resulting from lower volumes, caused by COVID-19 at certain Seating affiliates in varying jurisdictions in the current periods.

Net Income (Loss) Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	Change	2019	2020	Change	2019
Net income (loss) attributable to Adient	$(325)	-1%	$(321)	$(511)	-5%	$(487)

Net loss attributable to Adient was $325 million for the third quarter of fiscal 2020 compared to $321 million of net loss attributable to Adient for the third quarter of fiscal 2019. The higher level of net loss in the third quarter of fiscal 2020 is primarily attributable to the overall decrease in profitability in fiscal 2020 resulting from significantly lower volumes due to COVID-19 along with increased restructuring and impairment costs of $34 million and a $6 million non-cash impairment charge on Adient's YFAI investment in the current year, offset by a lower income tax provision for the third quarter of fiscal 2020 of $333 million due to a prior year valuation allowance change and lower overall SG&A of $50 million.

Net loss attributable to Adient for the first nine months of 2020 was $511 million, compared to a net loss attributable to Adient of $487 million during the first nine months of fiscal 2019. The year over year increase in net loss attributable to Adient is
Adient plc | Form 10-Q | 40

primarily due to the impact of having significantly lower volumes due to COVID-19 along with a one-time non-cash impairment charge of $222 million on Adient's YFAI investment, a $25 million loss on the sale of the RECARO business and deconsolidation of Adient Aerospace, and overall higher net financing costs, offset by higher profitability levels in fiscal 2020 resulting from operating improvements and lower administrative costs and one-time charges in the prior year related to impairment in the seat structures and mechanism business of $66 million and income tax charges to establish valuation allowances of $43 million.

Comprehensive Income (Loss) Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	Change	2019	2020	Change	2019
Comprehensive income (loss) attributable to Adient	$(293)	14%	$(341)	$(600)	(32)%	$(455)

Comprehensive loss attributable to Adient was $293 million for the third quarter of fiscal 2020 compared to $341 million of comprehensive loss for the third quarter of fiscal 2019. The decreased level of comprehensive loss attributable to Adient in the third quarter of fiscal 2020 is primarily due to the favorable impact in foreign currency translation adjustments ($41 million) primarily related to Chinese yuan, favorable impact in realized and unrealized losses on derivatives ($19 million), and the decrease in comprehensive income attributable to noncontrolling interests ($11 million), offset by higher levels of net loss ($23 million).

Comprehensive loss attributable to Adient was $600 million for the first nine months of fiscal 2020 compared to a comprehensive loss attributable to Adient of $455 million for the first nine months of fiscal 2019. The increased level of comprehensive loss attributable to Adient in the first nine months of fiscal 2020 is primarily due to the unfavorable impact in foreign currency translation adjustments resulting from overall weakening of emerging market currencies ($98 million), unfavorable impact in realized and unrealized losses on derivatives ($29 million), and the unfavorable impact of higher levels of net loss ($48 million), partially offset by the decrease in comprehensive income attributable to noncontrolling interests ($29 million).

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

The results for the three months and nine months ended June 30, 2020 presented below are not necessarily indicative of full-year results, particularly for fiscal 2020 given the unprecedented situation Adient is currently facing with the COVID-19 pandemic and the related significant interruption the impacts of the pandemic is having on Adient's operations. Refer to the Recent Developments Regarding COVID-19 section earlier in Item 2. and to Part II, Item 1.A. Risk Factors, for additional information related to the COVID-19 impacts on Adient.

Financial information relating to Adient's reportable segments is as follows:
Adient plc | Form 10-Q | 41

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net Sales
Americas	$593	$2,010	$4,093	$5,860
EMEA	698	1,752	3,750	5,170
Asia	346	530	1,362	1,779
Eliminations	(11)	(73)	(132)	(204)
Total net sales	$1,626	$4,219	$9,073	$12,605

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2020	2019	2020	2019
Adjusted EBITDA
Americas	$(83)	$69	$117	$146
EMEA	(94)	53	17	114
Asia	71	110	311	387
Corporate-related costs (1)	(16)	(27)	(59)	(75)
Restructuring and impairment costs (2)	(49)	(15)	(103)	(159)
Purchase accounting amortization (3)	(9)	(11)	(30)	(32)
Restructuring related charges (4)	(5)	(5)	(17)	(27)
Loss on business divestitures - net (5)	—	—	(25)	—
Impairment of nonconsolidated partially-owned affiliate (6)	(6)	—	(222)	—
Depreciation	(67)	(68)	(214)	(205)
Stock based compensation	(7)	(8)	(8)	(16)
Other items (7)	(4)	(3)	(12)	(6)
Earnings (loss) before interest and income taxes	(269)	95	(245)	127
Net financing charges	(58)	(60)	(156)	(135)
Other pension income (expense)	1	(5)	5	(3)
Income (loss) before income taxes	$(326)	$30	$(396)	$(11)

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal, finance and marketing.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. Restructuring charges during the three and nine months ended June 30, 2020 primarily consist of workforce reductions and a $27 million pre-tax non-cash impairment charge related to long-lived assets in China. Restructuring charges during the three and nine months ended June 30, 2019 primarily consist of workforce reductions; the nine months ended June 30, 2019 also includes a $66 million non-cash impairment charge related to long-lived assets in the seat structure and mechanism operations.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420 along with restructuring costs at partially owned affiliates recorded within equity income.
Adient plc | Form 10-Q | 42

(5) Reflects losses on business divestitures, of which $4 million is related to the deconsolidation of Adient Aerospace, and $21 million is the result of the sale of the RECARO automotive high performance seating systems.
(6) Reflects the non-cash impairment of Adient's YFAI investment as described in Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements.
(7) The three months ended June 30, 2020 reflects $4 million of transaction costs and the nine months ended June 30, 2020 reflects $11 million of transaction costs and $1 million of tax adjustments at YFAI. The three months ended June 30, 2019 reflects $1 million of Futuris integration costs and $2 million of transaction costs. The nine months ended June 30, 2019 reflects $4 million of Futuris integration costs and $2 million of transaction costs.

Americas

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	Change	2019	2020	Change	2019
Net sales	$593	-70%	$2,010	$4,093	-30%	$5,860
Adjusted EBITDA	$(83)	> -100%	$69	$117	-20%	$146

Net sales decreased during the third quarter of fiscal 2020 by $1,417 million due to lower production volumes ($1,376 million), resulting primarily from the operational shutdowns during the three months ended June 30, 2020 in response to the COVID-19 pandemic, along with the unfavorable impact of foreign currency ($29 million), and the unfavorable impact of the RECARO divestiture ($14 million), partially offset by the impact of favorable commercial settlements and net pricing adjustments ($2 million).

Adjusted EBITDA decreased during the third quarter of fiscal 2020 by $152 million due to lower production volumes ($230 million), lower equity income ($1 million), and the unfavorable impact of foreign currency ($5 million), partially offset by the impact of operational performance improvements ($36 million), lower administrative and engineering expense ($33 million) including lower levels of incentive compensation and discretionary spending which are not expected to recur as part of the annual run rate, the favorable impact of Adient Aerospace deconsolidation and RECARO divestiture ($7 million), favorable net material and pricing adjustments ($5 million) and favorable material economics, net of recoveries ($3 million).

Net sales decreased during the first nine months of fiscal 2020 by $1,767 million due to lower production volumes ($1,713 million) resulting primarily from the operational shutdowns that started in March 2020 in response to the COVID-19 pandemic as well as $55 million attributable to the GM labor strike during the first quarter of fiscal 2020, along with the unfavorable impact of foreign currency ($48 million), and the unfavorable impact of the RECARO divestiture ($27 million), partially offset by the favorable impact of commercial settlements and net pricing adjustments ($21 million).

Adjusted EBITDA decreased during the first nine months of fiscal 2019 by $29 million due to lower production volumes ($274 million), lower equity income ($2 million), and unfavorable impact of foreign currency ($3 million), partially offset by the impact of operational performance improvements ($88 million), lower administrative and engineering expense ($78 million)
including lower levels of incentive compensation and discretionary spending which are not expected to recur as part of the annual run rate, the favorable impact of Adient Aerospace deconsolidation and RECARO divestiture ($19 million), favorable net material and pricing adjustments ($46 million) and favorable material economics, net of recoveries ($14 million).

EMEA

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	Change	2019	2020	Change	2019
Net sales	$698	-60%	$1,752	$3,750	-27%	$5,170
Adjusted EBITDA	$(94)	> -100%	$53	$17	-85%	$114

Adient plc | Form 10-Q | 43

Net sales decreased during the third quarter of fiscal 2020 by $1,054 million due to lower production volumes ($963 million) resulting primarily from the operational shutdowns during the three months ended June 30, 2020 in response to the COVID-19 pandemic, the unfavorable impact of foreign currency ($68 million), the unfavorable impact of divestitures primarily related to RECARO ($12 million), and the unfavorable impact of commercial settlements and net pricing adjustments ($11 million).

Adjusted EBITDA decreased during the third quarter of fiscal 2020 by $147 million due to lower production volumes ($175 million) and the unfavorable impact of foreign currency ($5 million) and unfavorable material economics, net of recoveries ($9 million), and lower equity income ($4 million), partially offset by operational performance improvements ($20 million), lower administrative and engineering expense ($21 million) including lower levels of incentive compensation and discretionary spending which are not expected to recur as part of the annual run rate, favorable net material and pricing adjustments ($3 million), and the favorable impact of the RECARO divestiture ($2 million).

Net sales decreased during the first nine months of fiscal 2020 by $1,420 million due to lower production volumes ($1,225 million) resulting primarily from the operational shutdowns that started in March 2020 in response to the COVID-19 pandemic along with the unfavorable impact of foreign currency ($181 million), the unfavorable impact of the RECARO divestiture ($25 million) and the unfavorable impact of material economics ($10 million), partially offset by favorable commercial settlements and net pricing adjustments ($21 million).

Adjusted EBITDA decreased during the first nine months of fiscal 2020 by $97 million due to lower volumes ($219 million), and the unfavorable impact of foreign currency ($11 million), unfavorable material economics, net of recovery ($16 million), and lower equity income ($3 million), partially offset by operational performance improvements ($55 million), lower administrative and engineering expense ($40 million) including lower levels of incentive compensation and discretionary spending which are not expected to recur as part of the annual run rate, favorable net material and pricing adjustments ($54 million), and the favorable impact of divestitures primarily related to RECARO ($3 million).

Asia

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	Change	2019	2020	Change	2019
Net sales	$346	-35%	$530	$1,362	-23%	$1,779
Adjusted EBITDA	$71	-35%	$110	$311	-20%	$387

Net sales decreased during the third quarter of fiscal 2020 by $184 million due to lower production volumes ($157 million) primarily resulting from the operational shutdowns in Asia during the three months ended June 30, 2020 in response to the COVID-19 pandemic, the unfavorable impact of the RECARO divestiture ($12 million), the unfavorable impact of foreign currency ($13 million) and the unfavorable impact of commercial settlements and net pricing adjustments ($2 million).

Adjusted EBITDA decreased during the third quarter of fiscal 2020 by $39 million due to overall lower production volumes ($26 million) as a result of the COVID-19 pandemic, the unfavorable impact of foreign currency ($7 million), the unfavorable impact of the planned YFAI divestiture ($15 million), higher administrative and engineering expense ($4 million), the unfavorable impact of the RECARO divestiture ($2 million), and unfavorable net material and pricing adjustments ($2 million), partially offset by operational performance improvements ($1 million), and higher equity income from China seating affiliates ($16 million).

Net sales decreased during the first nine months of fiscal 2020 by $417 million due to lower production volumes ($397 million) primarily resulting from the operational shutdowns in China and in other Asia countries during the nine months ended June 30, 2020 in response to the COVID-19 pandemic, the unfavorable impact of the RECARO divestiture ($25 million), the unfavorable impact of foreign currency ($11 million), and the unfavorable impact of material economics ($3 million), partially offset by the favorable impact of commercial settlements and net pricing adjustments ($16 million).

Adjusted EBITDA decreased during the first nine months of fiscal 2020 by $76 million due to the impact of lower production volumes ($56 million), lower equity income from China seating affiliates ($5 million) as a result of the operational shutdowns of Adient's affiliates during the second quarter of fiscal 2020 in response to the COVID-19 pandemic, the unfavorable impact of the planned YFAI divestiture ($19 million), unfavorable material economics, net of recoveries ($3 million), the unfavorable impact of foreign currency ($11 million), higher administrative and engineering costs ($4 million), and the unfavorable impact
Adient plc | Form 10-Q | 44

of the RECARO divestiture ($6 million), partially offset by operational performance improvements ($5 million) and favorable net material and pricing adjustments ($23 million).

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
Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. On March 26, 2020, Adient borrowed $825 million in principal amount under the agreement. Adient repaid $646 million during the third quarter of fiscal 2020, resulting in $179 million outstanding at June 30, 2020, which is recorded as short-term debt. As of June 30, 2020, Adient's availability under this facility was $155 million (net of $107 million of letters of credit).
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

The ABL Credit Facility, Term Loan B Agreement and the Senior First Lien Notes due 2026 contain covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay dividends or make other distributions on, or repurchase or redeem, Adient’s capital stock or certain other debt; make other restricted payments; and consolidate or merge with, or convey, transfer or lease all or substantially all of Adient’s and its restricted subsidiaries’ assets, to another person. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, cross-default clauses with other debt arrangements, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

Adient plc | Form 10-Q | 45

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, maintains $0.9 billion aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 and €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €165 million in an unsecured term loan from the European Investment Bank ("EIB") due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points. Adient amended the EIB loan agreement as of June 30, 2020 to increase the net leverage ratio to 6.75x from 5.25x at June 30, 2020. Future net leverage ratio requirements (5.25x at September 30, 2020 with step downs starting in fiscal 2021) were not adjusted. Adient is forecasting that it will not be in compliance with this net leverage ratio during the next 12 months and will be required to either obtain another amendment or waiver or will pay down the EIB loan. Accordingly, Adient has classified this debt as short term debt at June 30, 2020.

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

As discussed in the “Recent Developments Regarding COVID-19” section, the spread of COVID-19 and the measures taken to restrain the spread of the virus have had, and will continue to have, a material negative impact on Adient's financial results and liquidity, and such negative impact may continue well beyond the containment of such outbreak. Adient cannot assure that its assumptions used to estimate the liquidity requirements will be correct because it has never previously experienced such a widespread cessation of its operations as it experienced in the third quarter of fiscal 2020. In addition, the magnitude, duration, speed and potential resurgence of the global pandemic is uncertain. Consequently, the impact on Adient's business, financial condition or longer-term financial or operational results is uncertain. Based on the actions it has taken and its assumptions regarding the impact of COVID-19, Adient believes that its current financial resources will be sufficient to fund its liquidity requirements for at least the next twelve months.

Sources of Cash Flows

	Nine Months Ended June 30,
(in millions)	2020	2019
Cash provided (used) by operating activities	$(272)	$306
Cash provided (used) by investing activities	(280)	(278)
Cash provided (used) by financing activities	679	300
Capital expenditures	(258)	(350)

Operating Cash Flows: Cash flows from operating activities decreased year over year primarily as a result of lower profitability and overall unfavorable changes to working capital, primarily including unfavorable changes to accounts payable partially offset by favorable changes to accounts receivable.

Investing Cash Flows: The increase in cash used by investing activities is primarily attributable to prior year proceeds of $65 million from the sale of assets, including the sale of Detroit, Michigan properties and an airplane, and a current year $37 million cash outflow related to the deconsolidation of Adient Aerospace, partially offset by a year over year decrease in capital expenditures ($92 million).

Financing Cash Flows: The increase in cash provided by financing activities is primarily attributable to the net $179 million draw down of the ABL revolver as of June 30, 2020, the $600 million of proceeds from the issuance of 9.00% Senior Notes (due 2025) in April 2020, and by non-recurring cash dividends paid in the prior year ($26 million) to shareholders, partially offset by higher levels of cash dividends paid to noncontrolling interest ($14 million) and prior year cash received related to the formation of the Adient Aerospace consolidated joint venture ($28 million).

Capital expenditures: Capital expenditures decreased year over year based on timing of program spend on product launches and tightening controls around overall spending.

Adient plc | Form 10-Q | 46

Working capital

(in millions)	June 30, 2020	September 30, 2019
Current assets	$3,459	$4,116
Current liabilities	3,083	3,835
Working capital	$376	$281

The increase in working capital of $95 million is primarily attributable to lower levels of accounts payable as of June 30, 2020 offset by lower levels of accounts receivable and inventory. Also contributing to the higher levels of working capital is the recognition of lease liabilities (current lease liability of $88 million at June 30, 2020 impacting working capital) occurring upon adoption of the new lease accounting standard in the first quarter of fiscal 2020.

Restructuring Costs

During fiscal 2020, Adient committed to a restructuring plan ("2020 Plan") of $86 million that was offset by $10 million of prior year underspend. Of the restructuring costs recorded, $15 million relates to the Americas segment, $62 million relates to the EMEA segment and $9 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2020 restructuring plan will reduce annual operating costs by approximately $85 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 35%-40% will result in net savings. The restructuring actions are expected to be substantially completed by fiscal 2022.
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
Adient plc | Form 10-Q | 47

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

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the year ended September 30, 2019, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended June 30, 2020.

New Accounting Pronouncements

See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2020, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the year ended September 30, 2019.

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

Adient plc | Form 10-Q | 48

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Adient plc | Form 10-Q | 49

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

The COVID-19 pandemic poses the risk that Adient or its affiliates and joint ventures, employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be requested or mandated by governmental authorities. For example, the Company experienced a temporary shutdown of its facilities in the second quarter of fiscal 2020 in China as a result of government-mandated actions to control the spread of COVID-19. Additionally, beginning in late March 2020, the Company experienced a temporary shutdown of effectively all of its facilities in the Americas and European regions coinciding with the shutdown of its customer facilities in these regions. Further, certain government orders related to COVID-19 mitigation efforts may restrict Adient's ability to operate its business and may impact the financial condition and results of operations. Finally, while other of its facilities have been designated by customers as an essential business to its customers’ business in jurisdictions in which facility closures have been mandated, the Company can give no assurance that this will not change in the future or that businesses will continue to be classified as essential in each of the jurisdictions in which Adient operates.

Additionally, restrictions on the Company's access to its manufacturing facilities or on support operations or workforce, or similar limitations for its distributors and suppliers, could continue to limit customer demand and/or the Company's capacity to meet customer demand and have a material adverse effect on the business, financial condition and results of operations. In addition, Adient has modified its business practices (including employee travel, employee work locations, and cancellation of
Adient plc | Form 10-Q | 50

physical participation in meetings, events and conferences), and it may take further actions as may be required by government authorities, for the continued health and safety of the employees, or that the Company otherwise determines are in the best interests of the employees, customers, partners, and suppliers. Further, the Company has experienced, and may continue to experience, disruptions or delays in its supply chain as a result of such actions, which is likely to result in higher supply chain costs to Adient in order to maintain the supply of materials and components for the products.

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

Adient's continued access to sources of liquidity depends on multiple factors, including global economic conditions, the COVID-19 pandemic’s effects on its customers and their production rates, the condition of global financial markets, the availability of sufficient amounts of financing, its operating performance and credit ratings. Adient's ability to borrow against the ABL Credit Facility is limited to its borrowing base, which consists primarily of accounts receivable, inventory and certain cash account balances. Such working capital account balances fluctuate significantly depending on production levels and operating activities. Adient repaid $646 million of the outstanding ABL Credit Facility balance during the third quarter of fiscal 2020.

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
Adient plc | Form 10-Q | 51

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

Adient has significant operations in a number of countries outside the U.S., some of which are located in emerging markets. Long-term economic uncertainty in some of the regions of the world in which Adient operates, such as Asia, South America
Adient plc | Form 10-Q | 52

and Europe and other emerging markets, could result in the disruption of markets and negatively affect cash flows from Adient's operations to cover its capital needs and debt service requirements.

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

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Equity Securities

There has been no share repurchase activity during the three months ended June 30, 2020.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Adient plc | Form 10-Q | 53

Item 6.	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.1	Separation and Release of Claims Agreement by and among Adient US LLC and Cathleen A. Ebacher, dated May 31, 2020.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Adient plc | Form 10-Q | 54

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	August 6, 2020

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	August 6, 2020

Adient plc | Form 10-Q | 55