Form 10-K
period 2020-09-30
Adient plc
filed 2020-11-30
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 31, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $0.9 billion. At September 30, 2020, 93,893,569 ordinary shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement relating to its 2021 annual general meeting of shareholders to be held on March 9, 2021 (the "2021 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Adient plc | Form 10-K | 2

Adient plc
Form 10-K
For the Fiscal Year Ended September 30, 2020

Adient plc | Form 10-K | 3

Forward-Looking Statements
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on Adient and its customers, suppliers, joint venture partners and other parties, the impact of tax reform legislation through the Tax Cuts and Jobs Act and/ or under a new U.S. presidential administration, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations including as may be impacted by the change in U.S. presidential administration, the ability of Adient to execute its turnaround plan, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to identify, recruit and retain key leadership, the ability of Adient to meet debt service requirements, the terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates and cancellation of or changes to commercial arrangements. Factors that might cause differences include, but are not limited to, those discussed in Part 1, Item 1A of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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
Adient is a global leader in the automotive seating supply industry with leading market positions in the Americas, Europe and China and maintains longstanding relationships with the largest global automotive original equipment manufacturers (OEMs). Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests and trim covers. Adient is a global seat supplier with the capability to design, develop, engineer, manufacture, and deliver complete seat systems and components in every major automotive producing region in the world.
Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates in 202 wholly- and majority-owned manufacturing or assembly facilities, with operations in 32 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America. Through its global footprint, vertical integration and partnerships in China, Adient leverages its capabilities to drive growth in the automotive seating industry.
Adient's business model is focused on developing and maintaining long-term customer relationships, which allows Adient to successfully grow with leading global OEMs. Adient and its engineers work closely with customers as vehicle platforms are developed, which results in close ties with key decision makers at OEM customers.
Adient plc | Form 10-K | 4

Business Organization and Strategy
Global Manufacturing Footprint Adient is a global leader in automotive seating. With 77,000 employees operating in 202 manufacturing and assembly plants in 32 countries worldwide, Adient produces and delivers automotive seating for all vehicle classes and all major OEMs. From complete seating systems to individual components, Adient’s manufacturing capabilities span every aspect of the automotive seat-making process. Integrated, in-house skills allows Adient to take products from research and design all the way to engineering and manufacturing and into more than 19 million vehicles every year.
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
Leadership Position in China Adient has an advantaged position in China established through strategic partnerships it developed as an early market entrant. Adient is a leading supplier of "just-in-time" seating in China. It operates through 18 joint ventures with 86 manufacturing locations in 38 cities, which are supported by additional technical centers. Adient's strong position with European and American automakers is complemented by partnerships with all major auto groups in China, which has resulted in Adient's broad market penetration relative to seating competitors and market leadership in the industry's largest market. Adient leverages its operating expertise and innovation capabilities developed worldwide to further support its growth in China.
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
•Regional growth opportunities. Adient is able to leverage its position as the market leader in Europe, North America and through its joint ventures in China to grow in other markets, such as Southeast Asia.
•Vertical integration. Adient's operations provide opportunities for continued vertical integration in areas that could enhance Adient's capabilities, expand profit margins and grow revenues with customers who employ component sourcing strategies.
Product/Systems
Adient designs and manufactures a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient's technologies extend into virtually every area of automotive seating solutions including complete seating systems, frames, mechanisms, foam, head restraints, armrests and trim covers.
Customers
Adient is a supplier to all of the global OEMs and has longstanding relationships with premier automotive manufacturers, including BMW, Daimler AG, Fiat Chrysler Automobiles, Ford Motor Company, General Motors Company, Honda Motor Company, Hyundai Motor Company, Jaguar Land Rover, Kia Motor Company, Mazda Motor Company, Mitsubishi Motors, Nissan Motor Company, PSA Peugeot Citroen, Renault, Suzuki, Toyota Motor Corporation, Volkswagen AG and Volvo. Adient also supplies most of the growing regional OEMs such as Ashok Leyland, BAIC Motor Co., Ltd., Brilliance Auto Group, Changan Automobile (Group) Co., Ltd., FAW Group Corporation, NIO, SAIC Motor Corporation Limited, Tata Motors Limited and Zhejiang Geely Holding Group Co., Ltd. and newer auto manufacturers such as Tesla Motors, Inc. Additionally, Adient has more than 18 joint venture partnerships with key OEMs, including SAIC Motor Corporation Limited, Beijing Automobile Works Co., Ltd. and FAW Group Corporation. Further details regarding Adient's customers is provided in Part II, Item 8 of this Form 10-K in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements.
Industry
The Automotive Seating industry provides OEMs with complete seats on a "just-in-time" or "in-sequence" basis. Seats are assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. The components for these complete seat assemblies such as seating foam, metal structures, fabrics, seat covers and seat mechanisms are shipped to Adient or competitor seating assembly plants. Adient is a global leader in complete seat assembly and one of the
Adient plc | Form 10-K | 6

largest in all major seating components, operating manufacturing plants that produce seating foam, metal structures, seat covers and seat mechanisms.
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
Competition
Adient faces competition from other automotive suppliers and, with respect to certain products, from the automobile OEMs who produce or have the capability to produce certain products the business supplies. The automotive supply industry competes on the basis of technology, quality, reliability of supply and price. Design, engineering and product planning are increasingly important factors. The competitive landscape for seating and components can be categorized into three segments: (1) traditional seating suppliers, (2) component specialists and (3) competitors who are partnered with an OEM through ownership or interlocking business relationships. Independent suppliers that represent the principal competitors of Adient include Lear Corporation, Toyota Boshoku Corporation, Faurecia SA and Magna International Inc. Adient's deep vertical integration, global footprint and broad product offering make it well positioned to compete against the traditional global Tier-1's and component specialists.
Raw Materials
Raw materials used by Adient in connection with its operations, including steel, aluminum, polyurethane chemicals, fabrics, leather, vinyl and polypropylene, were available during fiscal 2020, and Adient expects such availability to continue. During fiscal 2021, commodity prices could fluctuate throughout the year and significantly affect Adient's results of operations.

Adient plc | Form 10-K | 7

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
Regulation
Adient operates in a constantly evolving global regulatory environment and is subject to numerous and varying regulatory requirements for its product performance and material content. Adient's practice is to identify potential regulatory and quality risks early in the design and development process and proactively manage them throughout the product lifecycle through the use of routine assessments, protocols, standards, performance measures and audits. New regulations and changes to existing regulations are managed in collaboration with the OEM customers and implemented through Adient's global systems and procedures designed to ensure compliance with existing laws and regulations. Adient demonstrates material content compliance through the International Material Data System, or IMDS, which is the automotive industry material data system. In the IMDS, all materials used for automobile manufacturing are archived and maintained, in order to meet the obligations placed on the automobile manufacturers-and thus on their suppliers-by national and international standards, laws and regulations.
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
Human Capital Resources

Adient’s ability to sustain and grow its business requires it to hire, retain and develop a highly skilled and diverse workforce. Adient values character and integrity as much as qualifications, and fosters an empowerment culture where employees have ownership in business outcomes. Adient’s Chief Human Resources Officer (CHRO), reporting directly to Chief Executive Officer (CEO), oversees its global talent processes to attract, develop and retain the most valuable asset – its employees. Adient has approximately 77,000 employees worldwide who represent a wide variety of backgrounds. Forty-three percent work in the Americas, 51% work in EMEA and 6% work in our Asia-Pacific region. Forty percent of the total workforce is female. Adient ensures its people are engaged and working collaboratively to achieve company goals through positive employee relations activities that focus on supporting employees and their families. Adient also provides and encourages many forms of corporate communication such as town hall meetings, open-door policy, and ethics Integrity Helpline so that employees can hear directly from Adient leadership and have the opportunity to ask questions, make suggestions, and provide input. Because retention of the employee base is significant to its business strategy, executive management provides frequent updates on turnover metrics to the board of directors.
Adient plc | Form 10-K | 8

Occupational Health and Safety

Adient continuously works to improve its “Total Safety Culture” that ensures the well-being of Adient’s people. Adient requires protective equipment, enforces comprehensive safety policies and procedures, and encourages employees and leaders to look regularly for ways to improve workplace safety. Adient has implemented and maintains a health and safety management system that is certified to the OHSAS 18001 or ISO 45001 standard; 64% of the locations are certified to this standard, with cyclical auditing to compliance by a third party. In fiscal 2020, the injury rate was 0.49 (per 100 employees) and the loss time injury rate (per 100 employees, U.S. only) was 0.71. Adient provides monthly updates on health and safety to the board of directors, which during fiscal 2020, included regular updates on the return to work health and safety protocols in various geographies as a result of COVID-19.

Diversity and Inclusion

Adient strives to build a culture of diversity and inclusion through its purchasing and human resource practices and policies, and works to eliminate discrimination and harassment in all of its forms, including that related to color, race, gender, sexual orientation and gender identity, age, pregnancy, caste, disability, union membership, ethnicity, national origin or religious beliefs. Its CEO signed the “CEO Action for Diversity & Inclusion” pledge promulgated by the CEO Action for Diversity & Inclusion, and Adient is a member of the Center for Automotive Diversity, Inclusion & Advancement. Adient develops and tracks annual diversity and inclusion goals and its CHRO provides quarterly updates to the executive team and board of directors. Additionally, Adient supports a strong Women’s Resource Network (WRN), which is an employee-led, volunteer group open to all employees with the goal to improve attraction, retention, inclusion, and engagement of a diverse and global workforce. Business Resource Groups at Adient, like the WRN, are organized by employees, undergo an official chartering process and must develop programming and initiatives focused in four areas: Career, Commerce, Culture and Community. Adient is working to expand the number of Resource Groups to include other under-represented groups.

Succession and Talent Development

Adient supports employee development in multiple ways. Adient has a global performance management process through which employees provide a self-assessment and managers provide evaluation and feedback on annual performance. This process informs employee development goals. Adient’s Leadership Talent Review (LTR) is its annual process for identifying and evaluating talent for the purposes of aligning individual aspirations and development plans with the organization’s needs and building a diverse pipeline of leaders to mitigate leadership vacancy risk. LTR is designed to be an inclusive process that promotes visibility of talent, increases the validity of succession plans and ensures development efforts are applied efficiently. Adient’s executive leadership provides annual updates on succession and talent development to the board of directors.

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

Information about our Executive Officers
The following table sets forth certain information with respect to Adient's executive officers as of the date of this filing:

Adient plc | Form 10-K | 9

Name	Age	Position(s) Held	Year Appointed to Present Position
Michel Berthelin	50	Executive Vice President, EMEA	2019
Douglas G. Del Grosso	59	President and Chief Executive Officer	2018
Jerome J. Dorlack	40	Executive Vice President, Americas	2019
James Huang	59	Executive Vice President, Asia	2019
Gregory S. Smith	52	Vice President and Chief Accounting Officer	2019
Jeffrey M. Stafeil	50	Executive Vice President and Chief Financial Officer	2016
Heather M. Tiltmann	48	Senior Vice President, General Counsel and Secretary	2020
Michel P. Berthelin. Mr. Berthelin is the Executive Vice President, EMEA of Adient. Mr. Berthelin was the Vice President, EMEA of Delphi Technologies during 2018. He served as the Global Steering Vice President of ZF Friedrichshafen AG from 2016 to 2018 and the Vice President, North America-Braking of ZF Friedrichshafen AG during 2015. He was also Vice President, Europe-Braking for TRW Automotive Holdings Corp. from 2012 to 2015.

Douglas G. Del Grosso. Mr. Del Grosso is the President and Chief Executive Officer and a Director of Adient. Mr. Del Grosso was the President and Chief Executive Officer of Chassix Holdings, Inc. from 2016 to 2018. He also served as President and Chief Executive Officer of Henniges Automotive, Inc. from 2012 to 2015. Mr. Del Grosso has served as a Director and member of the Audit Committee of Cabot Corporation since April 2020. He previously served on the Board of Directors of Lincoln Educational Services Corporation from 2014 to 2015. Mr. Del Grosso is also a member of the Board of Directors of the National Association of Manufacturers.

Jerome J. Dorlack. Mr. Dorlack is the Executive Vice President, Americas of Adient. Mr. Dorlack served as Vice President and Chief Purchasing Officer of Adient from 2018 to 2019. He also served as Senior Vice President and President, Electrical Distribution System and President, South America of Aptiv plc from 2017 to 2018, and Vice President, Powertrain Systems and General Manager, Global Powertrain Products of Delphi Automotive plc from 2016 to 2017. Prior to that, Mr. Dorlack served as Executive Vice President – Global Procurement of ZF Friedrichshafen from 2015 to 2016, and Vice President, Global Purchasing, Supplier Development and Logistics of ZF Friedrichshafen from 2013 to 2015.

James J. Huang. Mr. Huang is the Executive Vice President, Asia of Adient. Mr. Huang served as Vice President, Complete Seat Asia of Adient from 2016 to 2018, and Vice President Complete Seat Asia of Johnson Controls, Inc. from 2014 to 2016.

Gregory S. Smith. Mr. Smith is the Vice President and Chief Accounting Officer of Adient. Mr. Smith served as Adient’s Assistant Corporate Controller from 2016 to 2019. Prior to that, he served as Corporate Controller of Jason Industries, Inc. in 2015 and was with PricewaterhouseCoopers LLP from 1995 to 2015.

Jeffrey M. Stafeil. Mr. Stafeil is the Executive Vice President and Chief Financial Officer of Adient. Mr. Stafeil was Executive Vice President, Chief Financial Officer of Visteon Corporation from 2012 to 2016. He serves as a Director and member of the Audit and Finance Committees at Arconic Corp. Mr. Stafeil previously served on the Board of Directors, and as Audit Committee Chairman, of each of Mentor Graphics Corporation and Metaldyne Performance Group.

Heather M. Tiltmann. Ms. Tiltmann has served as Senior Vice President, General Counsel and Secretary of Adient since 2020. Prior to that, Ms. Tiltmann was the Company’s Vice President and General Counsel, Labor & Employment, Litigation and Compliance, and has served in other legal roles at Adient since 2016. Ms. Tiltmann was an attorney at Johnson Controls, Inc. with increasing levels of responsibility from 2011 to 2016 and an attorney with the law firm of Whyte Hirschboeck Dudek S.C. from 2000 to 2011.
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

Risks Related to Adient's Global Business

Adient's financial condition and results of operations have been, and are expected to continue to be, adversely affected by COVID-19.

The global outbreak of COVID-19 has caused a material adverse effect on the level of economic activity around the world, including in all markets served by Adient. In response to this outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations. Adient has implemented numerous measures attempting to manage and mitigate the effects of the virus. While the Company has implemented measures to mitigate the impact of these measures on the results of operations, there can be no assurance that these measures will be successful now or in the event of future outbreaks. Adient cannot predict the degree to, or the time period over, which its sales and operations will be affected by this ongoing outbreak and related preventative measures, and the effects could continue to be material.

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

Additionally, restrictions on the Company's access to its manufacturing facilities or on support operations or workforce, or similar limitations for its distributors and suppliers, could continue to limit customer demand and/or the Company's capacity to meet customer demands and have a material adverse effect on the business, financial condition and results of operations. In addition, Adient has modified its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and it may take further actions as may be required by government authorities, for the continued health and safety of the employees, or that the Company otherwise determines are in the best interests of the employees, customers, partners, and suppliers. Further, the Company has experienced, and may continue to experience, disruptions or delays in its supply chain as a result of such actions, which is likely to result in higher supply chain costs to Adient in order to maintain the supply of materials and components for the products.

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

Adient plc | Form 10-K | 11

Adient may also experience impacts from market downturns and changes in consumer behavior related to pandemic fears and impacts on its workforce as a result of COVID-19. The Company experienced significant decline in demand from its customers over certain periods of fiscal 2020 as a result of the impact of efforts to contain the spread of COVID-19. In addition, customers may choose to delay or abandon projects on which the Company provides products and/or services in response to the adverse impact of COVID-19 and the measures to contain its spread have had on the global economy.

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

If the COVID-19 pandemic becomes more pronounced in the markets in which the Company or its automotive industry customers operate, or there is a resurgence in the virus in markets currently recovering from the spread of COVID-19, then the Company's operations in areas impacted by such events could experience further materially adverse financial impacts due to market changes and other resulting events and circumstances. The extent to which the COVID-19 outbreak continues to impact the Company's financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19 and the impact of COVID-19 on economic activity. To the extent the COVID-19 pandemic materially adversely affects the Company's business and financial results, it may also have the effect of significantly heightening many of the other risks associated with the Company's business and indebtedness.

The COVID-19 pandemic could present significant challenges to Adient's liquidity.

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

Adient also issued $600 million of senior secured notes due 2025 on April 20, 2020 to provide additional liquidity during the current COVID-19 pandemic. These notes will bear interest at 9% per annum and will result in higher levels of net financing charges over the term of these notes.

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

Adient's financial performance will depend, in part, on conditions in the automotive industry. Moreover, automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. If automakers experience a decline in the number of new vehicle sales, whether as a result of economic decline, the continuing effects of the COVID-19 pandemic, or otherwise, then Adient may experience reductions in orders from these customers, incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond its current restructuring plans, particularly if any of the automakers cannot adequately fund their operations or experience financial distress. Such adverse changes likely would have a negative impact on Adient's business, financial condition or results of operations. In addition, Adient relies in part on its customers’ forecasting of their expected needs, which forecasts can change rapidly and may not be accurate. Any inaccurate forecast data received by customers could also have an adverse impact on Adient’s results of operations.

Risks associated with joint venture partnerships may adversely affect Adient's business and financial results.

Adient has entered into several joint ventures worldwide and may enter into additional joint ventures in the future. Adient's joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with Adient's goals or with the goals of the joint venture which could lead to, among other things, dissolution, liquidation and/or modification of the joint venture terms. Adient may compete against its joint venture partners in certain of its markets and certain negotiations with its customers may negatively impact its joint venture business with those same customers. Disagreements with Adient's
Adient plc | Form 10-K | 12

business partners may impede Adient's ability to maximize the benefits of its partnerships and/or may consume management time and other resources to negotiate, and which could lead to, among other things, dissolution, liquidation and/or modification of the joint venture terms. Adient's joint venture arrangements may require Adient, among other matters, to pay certain costs or to make certain capital investments or to seek its joint venture partner's consent to take certain actions. Adient does not control the ability to collect cash dividends from its non-consolidated joint ventures. In addition, Adient does not control the financial reporting of its non-consolidated joint ventures, which may impact the Company’s ability to complete its financial statements in a timely manner. Delays in the collection of dividends, even by a few days, could adversely affect Adient's financial position and cash flows. Adient's joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and Adient may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. Further, joint venture partnerships are subject to renewal or expiration at various times. The failure to renew or extend the terms of Adient’s joint venture partnerships could impact other areas of Adient’s business, including its business relationships. The above risks, if realized, could result in a material adverse effect on Adient's business and financial results.

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

On June 23, 2016, the U.K. voted in a national referendum to withdraw from the European Union and in March 2017 the U.K. invoked Article 50 of the Treaty on European Union, which began the U.K.’s withdrawal from the European Union. The U.K. formally left the European Union on January 31, 2020 and entered into a transition period which is due to end on December 31, 2020, during which the U.K. and the European Union will seek to agree on the terms of their future relationship. While negotiations are ongoing between the U.K. and the European Union, these have been difficult and inconclusive to date and there is a significant risk that the transition period will end on December 31, 2020 without agreement on a future trading relationship. Uncertainties in connection with the future of the U.K. and its relationship with the European Union have caused and may continue to cause disruptions to capital and currency markets worldwide. The consequences of a withdrawal by the U.K. from the European Union and the impact on markets, as well as the impact on Adient’s operations, remain highly uncertain, in particular, in respect of the U.K.’s future access to the European Single Market, its future regulatory environment and the free movement of capital and labor. This market volatility may lead to an increase in Adient’s cost of borrowing or the availability of credit, which may adversely impact Adient’s financial performance. The U.K.’s withdrawal from the European Union may also have a detrimental effect on Adient’s customers and suppliers, which would, in turn, adversely affect Adient’s revenues and financial condition. In addition, the U.K.’s withdrawal from the European Union may also result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the U.K. and the European Union are established. The impact of the potential risks outlined above is likely to be significantly more material if the terms of a future trading relationship between the U.K. and the European Union have not been agreed by December 31, 2020 and if the transition period is not extended beyond that point. To date, the U.K. government's position has been that it will not seek to extend the transition period.

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
Adient plc | Form 10-K | 13

Adient employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate Adient completely from those exposures. Exchange rates can be volatile and could adversely impact Adient's financial results and the comparability of results from period to period.

There are other risks that are inherent in Adient's non-U.S. operations, including the potential for changes in socioeconomic conditions, laws and regulations, including import, export, direct and indirect taxes, value-added taxes, labor and environmental laws, and monetary and fiscal policies; protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes; unsettled political conditions; government-imposed plant or other operational shutdowns; backlash from foreign labor organizations related to Adient's restructuring actions; corruption; natural and man-made disasters, global health epidemics such as COVID-19, hazards and losses; violence, civil and labor unrest; and possible terrorist attacks.

Adient's business in China is subject to aggressive competition and is sensitive to economic and market conditions.

Maintaining a strong position in the Chinese market is a key component of Adient's strategy. Adient's business in China is conducted primarily through joint ventures. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market evolves, Adient anticipates that market participants will act aggressively to increase or maintain their market share. Increased competition may result in price reductions, reduced margins and Adient's inability to gain or hold market share. In addition to the risks imposed by U.S. economic trade policy discussed above, Adient's business in China is sensitive to economic, political and market conditions that drive automotive sales volumes in China. If Adient is unable to maintain its position in the Chinese market, continue joint venture relationships, or if vehicle sales in China decrease or do not continue to increase, then Adient's business and financial results may be adversely affected.

Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on Adient.

There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. The U.S. presidential administration under President Trump called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. While the results of the U.S. presidential election could lead to different approaches in U.S. foreign trade policy with China as well as other countries, there remains much uncertainty. Changes in U.S. administrative policy could lead to changes to existing trade agreements, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the U.S., particularly tariffs on products manufactured in Mexico and China, among other possible changes. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where Adient currently manufactures and sells products, and any resulting negative sentiments towards the U.S. as a result of such changes, likely would have an adverse effect on Adient's business, financial condition or results of operations.

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

Risks Related to Adient's Operations

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
Adient plc | Form 10-K | 15

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage at one or more of Adient's manufacturing and assembly facilities could have adverse effects on the business. Similarly, if one or more of Adient's customers were to experience a work stoppage, such as what occurred during the General Motors labor strike occurring in fall 2019 and/ or customer stoppages as a result of COVID-related governmental shutdowns or otherwise, that customer would likely halt or limit purchases of Adient's products, which could result in the shutdown of the related Adient manufacturing facilities and or other cost-reduction initiatives. A significant disruption in the supply of a key component due to a work stoppage at one of Adient's suppliers or any other supplier could have the same consequences, and accordingly, have an adverse effect on Adient's financial results.

Adient may be unable to realize the expected benefits of its restructuring actions, which could adversely affect its profitability and operations.

In order to align Adient's resources with its strategies, operate more efficiently and control costs and to realign its businesses, with customer and market needs and operating conditions, Adient has periodically announced, and in the future may continue to announce, restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. In each of the last four fiscal years, Adient announced restructurings related to cost reduction initiatives, which included workforce reductions, plant closures and asset impairments. Adient may undertake additional restructuring actions, including plant closures and workforce reductions in the future. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned (if at all), and Adient's operations and business may be disrupted, which likely would adversely affect Adient's financial condition, operating results and cash flow. Furthermore, to the extent such initiatives involve workforce changes, such changes may temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations.

A failure of Adient's information technology (IT) and data security infrastructure could adversely impact Adient's business, operations and reputation.

Adient relies upon the capacity, reliability and security of its IT and data security infrastructure, as well as its ability to expand and continually update this infrastructure in response to the changing needs of its business. If Adient experiences a problem with the functioning of an important IT system or a security breach of Adient's IT systems, due to failure to timely upgrade systems or during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on Adient's business.

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

In addition, legislators and/or regulators in countries in which Adient operates are increasingly adopting or revising privacy, information security and data protection laws. In particular, the European Union's General Data Protection Regulation and the China security law both have extra-territorial scope. Violations of such laws and regulations may result in penalties, sanctions and/or fines, and may also result in costly and time-consuming governmental investigations, any or all of which could have an adverse effect on Adient's business, financial condition and results of operations and reputation.

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

Adient plc | Form 10-K | 16

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

Adient plc | Form 10-K | 17

Declines in the availability of consumer credit and increases in consumer borrowing costs have negatively impacted global automotive sales and resulted in lower production volumes in the past. Substantial declines in automotive sales and production by Adient's customers likely would have an adverse effect on Adient's business, results of operations and financial condition.

Global climate change and related emphasis on ESG matters by various stakeholders could negatively affect Adient's business.

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

Further, customer, investor, and employee expectations in areas such as the environment, social matters and corporate governance (ESG) have been rapidly evolving and increasing. Specifically, certain customers are beginning to require that Adient provide information on its plans relating to certain climate-related matters such as greenhouse gas emissions. The enhanced stakeholder focus on ESG issues relating to Adient requires the continuous monitoring of various and evolving standards and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.

Risks related to Adient's defined benefit retirement plans may adversely impact Adient's results of operations and cash flow.

Significant changes in actual investment return on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect Adient's results of operations and the amounts of contributions Adient must make to its defined benefit plans in future periods. For example, Adient has recorded significant mark-to-market adjustments on the revaluation of its pension obligations that have negatively impacted its overall results the past two years. Generally accepted accounting principles in the U.S. require that Adient calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for Adient's defined benefit plans are dependent upon, among other factors, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations.

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

Unfavorable changes in the ratings that rating agencies assign to Adient's debt may ultimately negatively impact Adient's access to the debt capital markets and increase the costs Adient incurs to borrow funds. Future tightening in the credit markets and a reduced level of liquidity in many financial markets due to turmoil in the financial and banking industries could adversely affect Adient's access to the debt capital markets or the price Adient pays to issue debt. A downgrade in Adient's ratings or volatility in the financial markets causing limitations to the debt capital markets could have an adverse effect on Adient's business or Adient's ability to meet its liquidity needs.
Adient plc | Form 10-K | 18

Adient's debt obligations could adversely affect Adient's business, profitability and the ability to meet its obligations.

As of September 30, 2020, Adient's total consolidated indebtedness approximated $4.3 billion. This significant amount of debt could potentially have important consequences to Adient and its debt and equity investors, including:

•making it more difficult to satisfy other obligations;
•increasing the risk of a future credit ratings downgrade of its debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing Adient's vulnerability to general adverse economic and industry conditions;
•placing Adient at a competitive disadvantage relative to its competitors that may not be as highly leveraged with debt; and
•limiting Adient's ability to borrow additional funds as needed.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Although the impact is uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition. Specifically, the use of an alternative reference rate could result in increased borrowing costs in the future. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and Adient is unable to predict the effect of any such alternatives on our business, results of operations or financial condition.

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

Adient obtains components and other products and services from numerous automotive suppliers and other vendors throughout the world. In addition, Adient is party to various arrangements with third parties who owe Adient money or goods and services, or who purchase goods and services from Adient. Adient is responsible for managing its supply chain, including suppliers that may be the sole sources of products that Adient requires, which Adient's customers direct Adient to use or which have unique capabilities that would make it difficult and/or expensive to re-source. In addition, with fewer sources of supply for certain components, each supplier may perceive that it has greater leverage and, therefore, some ability to seek higher prices from us at a time that we face substantial pressure from OEMs to reduce the prices of our products. This could adversely affect our customer relations and business. In certain instances, entire industries may experience short-term capacity constraints. Additionally, Adient's production capacity, and that of Adient's customers and suppliers, may be adversely affected by natural disasters. Any such significant disruption could adversely affect Adient's financial performance. Unfavorable economic or industry conditions could also result in financial distress within Adient's supply chain or among other third party counterparties, thereby increasing the risk of supply disruption or lost orders. Although market conditions generally have improved in recent years, uncertainty remains and another economic downturn or other unfavorable industry conditions in one or more of the regions in which Adient operates could cause a supply disruption or loss of customer orders and thereby adversely affect Adient's financial condition, operating results and cash flows.

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
Adient plc | Form 10-K | 19

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

Adient may not pay dividends on its ordinary shares, which may impact Adient’s investor base.

Adient previously disclosed that it does not have plans to pay dividends on its ordinary shares following the dividend paid in the first quarter of fiscal 2019. The timing, declaration, amount and payment of future dividends to shareholders will fall within the discretion of Adient's board of directors. The board's decisions regarding the payment of dividends will depend on many factors, such as Adient's financial condition, earnings, sufficiency of distributable reserves, capital requirements, debt service obligations, legal requirements, regulatory constraints and other factors that the board deems relevant. Adient's ability to pay dividends will depend on its ongoing ability to generate cash from operations and access capital markets. Adient cannot guarantee that it will pay dividends in the future which may impact Adient’s investor base.

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

Risks Related to Adient’s Jurisdiction of Incorporation

As an Irish public limited company, certain capital structure decisions require shareholder approval, which may limit Adient's flexibility to manage its capital structure.

Irish law provides that a board of directors may allot shares (or rights to subscribe for or convertible into shares) only with the prior authorization of shareholders, such authorization for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. This authorization would need to be renewed by Adient's shareholders upon its expiration (i.e., at least every five years). The Adient articles of association authorize the allotment of shares (which will be subject to the limits provided for in the NYSE Listed Company Manual) for a period of five years from the date of their adoption, which authorization will need to be renewed by ordinary resolution, being a resolution passed by a simple majority of votes cast, upon expiration but may be sought more frequently for additional five-year terms (or any shorter period). Our current authorization is due to expire in October 2021 and we anticipate seeking a new authorization at our 2021 Annual General Meeting and in subsequent years. Should this authorization not be approved, our ability to issue equity could be limited which could adversely affect our securities holders.

Irish law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for the Adient articles of association, or shareholders in general meeting, to exclude preemptive rights. Such an
Adient plc | Form 10-K | 20

exclusion of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the exclusion is contained in the articles of association, or from the date of the shareholder resolution, if the exclusion is by shareholder resolution; in either case, this exclusion would need to be renewed by Adient's shareholders upon its expiration (i.e., at least every five years). The Adient articles of association exclude preemptive rights for a period of five years from the date of adoption of the Adient articles of association, which exclusion will need to be renewed by special resolution, being a resolution passed by not less than 75% of votes cast, upon expiration but may be sought more frequently for additional five-year terms (or any shorter period). Our current authorization is due to expire in October 2021 and we anticipate seeking a new authorization at our 2021 Annual General Meeting and in subsequent years. Should this authorization not be approved, our ability to issue equity could be limited which could adversely affect our securities holders.

Adient’s Articles of Association permit Adient by ordinary resolution of the shareholders to declare dividends, provided that the directors have made a recommendation as to its amount. The dividend may not exceed the amount recommended by the directors. The directors may also decide to continue to pay interim dividends if it appears to them that the profits available for distribution justify the payment. When recommending or declaring the payment of a dividend, the directors will be required under Irish law to comply with their duties, including considering Adient's future financial requirements.

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

The Company’s effective tax rate could be volatile and materially change as a result of changes in tax laws, mix of earnings and other factors.

Adient plc | Form 10-K | 21

A change in tax laws is one of many factors that impact the Company’s effective tax rate. The U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where Adient and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of "base erosion and profit shifting," including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which the Company and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely impact Adient and its affiliates, including potential adverse impacts to the Company's effective tax rate.

In particular, the U.S. Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, contained significant changes to corporate taxation. Changes include, but are not limited to, a newly created tax on “base erosion” payments, a newly created minimum tax on certain earnings of foreign subsidiaries and additional limitations on the deductibility of interest expense. The guidance on these provisions (and other provisions of the Act) remains limited. Consequently, it is possible that the application of these provisions (and other provisions of the Act), could adversely impact Adient’s effective tax rate.

Further, the results of the U.S. presidential election could lead to changes in tax laws that could negatively impact the Company’s effective tax rate. Prior to the U.S. presidential election, President-Elect Biden proposed an increase in the U.S. corporate income tax rate from 21% to 28%, doubling the rate of tax on certain earnings of foreign subsidiaries, the creation of a 10% penalty on certain imports and a 15% minimum tax on worldwide book income. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to Adient’s effective tax rate.

Currently, the Company incurs losses in certain countries where it does not receive a financial statement benefit, and the Company operates in countries which have different statutory rates. Consequently, changes in the mix and source of earnings between countries could have a material impact on Adient’s overall effective tax rate.

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

Recent legislative and other proposals have aimed to expand the scope of U.S. corporate tax residence, including in such a way as could cause Adient and/or its affiliates to be treated as U.S. corporations if the management and control of Adient or such affiliates were determined to be located primarily in the U.S. In addition, recent legislative and other proposals have aimed to expand the scope of Section 7874, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. This includes recently proposed legislation to limit the ability of certain “inverted domestic corporations” to avail themselves of certain benefits under the CARES Act. Such proposals, if made retroactively effective to transactions completed during the period in which the separation occurred, could cause Adient and/or its affiliates to be treated as U.S. corporations for U.S federal tax purposes. In such case, the Adient group would be subject to substantially greater U.S. tax liability than currently contemplated.

Potential indemnification liabilities to Adient’s former parent company pursuant to the separation agreement could adversely affect Adient.

Adient separated from Johnson Controls International plc in 2016. The separation arrangements with the former parent company provide for, among other things, the principal corporate transactions required to effect the separation, certain
Adient plc | Form 10-K | 22

conditions to the separation and provisions governing the relationship between Adient and the former parent company with respect to and resulting from the separation, including ongoing relationships. Among other things, the separation arrangements provide for indemnification obligations designed to make Adient financially responsible for substantially all liabilities that may exist relating to its business activities, whether incurred prior to or after the separation, as well as those obligations of the former Parent assumed by Adient pursuant to the separation arrangements and in respect of the conduct of the parties post-separation. Adient may be subject to substantial liabilities under these indemnifications.

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

Adient’s Articles of Association include measures that may be found in the charters of U.S. companies and that could have the effect of deterring coercive takeover practices, inadequate takeover bids and unsolicited offers. These provisions include, among others: (i) the power for the board of directors to issue and allot preferred shares or implement a shareholder rights plan without shareholder approval in certain circumstances; (ii) a provision similar to Section 203 of the Delaware General Corporation Law, which provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding ordinary shares of Adient shall not engage in any business combination with Adient, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15 percent of Adient's outstanding ordinary shares; (iii) rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings; and (iv) the ability of the Adient board of directors to fill vacancies on the board of directors in certain circumstances.

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
Adient plc | Form 10-K | 23

amount by which Adient's accumulated unrealized profits that have not been previously utilized by any capitalization exceed Adient's accumulated unrealized losses that have not previously been written off in a reduction or reorganization of capital.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth Adient's principal owned and leased facilities as of September 30, 2020.

	Number of Locations
	Operations			Administrative
	Owned	Leased	Total	Owned	Leased	Total
United States	25	16	41	2	2	4
Mexico	9	8	17	—	1	1
Germany	5	6	11	2	5	7
Thailand	3	10	13	—	—	—
China	3	6	9	1	3	4
Czech Republic	3	6	9	—	1	1
Japan	4	1	5	—	4	4
Other EMEA	32	27	59	—	10	10
Other Asia	6	22	28	—	5	5
Other Americas	9	1	10	1	—	1
	99	103	202	6	31	37

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
Adient plc | Form 10-K | 24

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
Holders
As of September 30, 2020, there were 25,807 shareholders of record.
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
Recent Sales of Unregistered Equity Securities
None.
Repurchases of Equity Securities
There was no share repurchase activity during the three months ended September 30, 2020.
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
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for Adient’s ordinary shares, the Standard & Poor’s 500 Index, and a peer group for the period October 31, 2016 (the first day ordinary shares were traded following the separation) through September 30, 2020. The graph assumes the value of the investment in Adient's ordinary shares and each index was $100 on October 31, 2016 (which was the date of Adient’s spin off as a public company from its former Parent) and that all dividends were reinvested. Historic stock price performance is not necessarily indicative of future stock price performance. Adient selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. The peer group referenced in the graph below consists of Autoliv, Inc., BorgWarner, Inc., Cooper-Standard Holding, Inc., Faurecia SA, Goodyear Tire & Rubber, Huayu Automotive Systems Co. Ltd., Lear Corp, Magna International Inc., Tenneco Inc. and Toyota Boshoku Corp. Delphi Technologies Plc has been removed from the peer group for all periods due to its recent transaction with BorgWarner, Inc.
Adient plc | Form 10-K | 25

	Oct/2016	Sep/2017	Sep/2018	Sep/2019	Sep/2020
Adient plc	$100	$186	$89	$52	$39
S&P 500	$100	$121	$142	$149	$171
Peer Group	$100	$136	$125	$109	$103

Adient plc | Form 10-K | 26

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

Statement of Operations (dollars in millions)	2020	2019	2018	2017	2016
Net sales	$12,670	$16,526	$17,439	$16,213	$16,790
Gross profit	592	801	904	1,397	1,643
Net income (loss) attributable to Adient (1)	(547)	(491)	(1,685)	877	(1,546)

Earnings per share (2)
Basic	$(5.83)	$(5.25)	$(18.06)	$9.38	$(16.50)
Diluted	$(5.83)	$(5.25)	$(18.06)	$9.34	$(16.50)

Balance Sheet Data (dollars in millions)
Total assets	$10,261	$10,342	$10,942	$13,170	$12,956
Total debt	4,307	3,738	3,430	3,478	3,521
Shareholders' equity attributable to Adient	1,213	1,848	2,392	4,279	4,176
Total debt to capitalization (3)	78%	67%	59%	45%	46%

Notes to the Selected Financial Data table:

(1) Net income (loss) attributable to Adient includes the following significant items. Refer to Note 18, "Segment Information," of the notes to consolidated financial statements for more information on the individual items below.

(in millions)	2020	2019	2018	2017	2016
Pension mark-to-market	$(22)	$(49)	$24	$45	$(110)
Gain (loss) on business transactions - net (4)	(13)	—	—	151	—
Costs related to Becoming Adient	—	—	(62)	(95)	—
Costs related to the separation of Adient	—	—	—	(10)	(369)
Restructuring costs and impairment charges (5)	(469)	(176)	(1,539)	(46)	(332)
Tax benefit (expense) of items above	33	12	270	22	66
	(471)	(213)	(1,307)	67	(745)
One-time tax benefit (expense) items (6)	(6)	(342)	(767)	12	(1,891)
Impact of significant items	$(477)	$(555)	$(2,074)	$79	$(2,636)

(2) Adient earnings per share for 2016 were calculated using the number of shares that were distributed to the former Parent shareholders upon the separation (93,671,810 shares).

(3) Total debt to capitalization represents total debt divided by the sum of total debt and equity attributable to Adient.

(4) Net (gain) loss on business transactions in fiscal 2020 includes a $21 million loss on sale of RECARO automotive high performance seating, a $ 4 million loss on the deconsolidation of Adient Aerospace and a $12 million gain associated with the Yanfeng transaction, and in fiscal 2017 includes a $151 million net gain related to a previously held interest in a China affiliate that is recorded in equity income.
Adient plc | Form 10-K | 27

(5) Fiscal 2020 restructuring and impairment charges include a $231 million non-cash pre-tax impairment of the YFAI investment (recorded within equity income), a $24 million non-cash pre-tax impairment related to China intangible assets, $21 million of non-cash pre-tax assets held for sale impairments, $8 million of other non-cash pre-tax long-lived asset impairments and a $185 million restructuring charge. Fiscal 2019 restructuring and impairment charges include a $66 million non-cash pre-tax impairment charge related to long-lived assets in the seat structure and mechanism operations, an $18 million non-cash pre-tax impairment charge related to assets held for sale ($6 million in the Americas and $12 million in Asia) and a $92 million restructuring charge. Fiscal 2018 restructuring costs and impairment charges include a $1,086 million of non-cash pre-tax charges related to seat structure and mechanism operations ($787 million relates to long-lived assets and $299 million relates to goodwill), a $358 million non-cash pre-tax impairment charge of the YFAI investment (recorded within equity income), a $49 million non-cash pre-tax impairment charge related to assets held for sale and a $46 million restructuring charge. Amounts in years prior to fiscal 2018 primarily relate to restructuring charges. Refer to Note 5, "Property, Plant and Equipment," Note 6, "Goodwill and Other Intangible Assets," Note 15, "Restructuring and Impairment Costs," Note 16, "Impairment of Long-Lived Assets," and Note 19, "Nonconsolidated Partially-Owned Affiliates," of the notes to the consolidated financial statements for more information.
(6) One-time tax expense items in fiscal 2020 primarily relates to establishing valuation allowances in certain jurisdictions and other one-time charges. One-time tax expense items in fiscal 2019 primarily relate to establishing valuation allowances of $297 million and the impact of adjusting year-to-date tax expense of $50 million to reflect the higher estimated annual effective tax rate resulting from the establishment of the valuation allowances. One-time tax expense items in fiscal 2018 primarily relate to establishing valuation allowances of $555 million and the impact of U.S. tax reform of $210 million. Amounts in fiscal 2016 primarily relate to tax charges associated with the separation from the former Parent.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Presentation of Information
Unless the context requires otherwise, references to "Adient plc" or "Adient" refer to Adient plc and its consolidated subsidiaries for periods subsequent to its separation from Johnson Controls International plc ("the former Parent") on October 31, 2016. References in this Annual Report on Form 10-K to the "separation" refer to the legal separation and transfer of the former Parent's automotive seating and interiors business to Adient on October 31, 2016.
Forward-Looking Statements
Adient has made statements in this section and other parts of this Annual Report on Form 10-K ("Form 10-K") that are forward-looking and, therefore, are subject to risks and uncertainties. All statements in this Form 10-K other than statements of historical fact are statements that are, or could be, deemed "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. In this Form 10-K, statements regarding Adient's future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as "future," "may," "will," "would," "could," "can," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "predict," "project" or "plan" or terms of similar meaning are also generally intended to identify forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on Adient and its customers, suppliers, joint venture partners and other parties, the impact of tax reform legislation through the Tax Cuts and Jobs Act and/ or under a new U.S. presidential administration, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations including as may be impacted by the change in U.S. presidential administration, the ability of Adient to execute its turnaround plan, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to identify, recruit and retain key leadership, the ability of Adient to meet debt service requirements, the terms of financing, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates and cancellation of or changes to commercial arrangements. Potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part I, Item 1A of the which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on the
Adient plc | Form 10-K | 28

Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. The forward-looking statements included in this Form 10-K are made only as of the date of this report, unless otherwise specified, and, except as required by law, Adient assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this Form 10-K.
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
Overview
Adient is a global leader in the automotive seating supply industry with relationships with the largest global auto manufacturers. Adient's technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests and trim covers. Adient is an independent seat supplier with global scale and the capability to design, develop, engineer, manufacture and deliver complete seat systems and components in every major automotive producing region in the world.
Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates in 202 wholly- and majority-owned manufacturing or assembly facilities, with operations in 32 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America. Through its global footprint, vertical integration and partnerships in China, Adient leverages its capabilities to drive growth in the automotive seating industry.
Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, restructuring and impairment costs, restructuring related-costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items ("Adjusted EBITDA"). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker. Refer to Note 18, "Segment Information," of the notes to the consolidated financial statements for additional information on Adient's reportable segments.

Recent Developments Regarding COVID-19

The impact of the novel strain of the coronavirus identified in late 2019 (“COVID-19”) continues to be present throughout the world, including in all global and regional markets served by Adient. Governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. Adient's manufacturing facilities are located in areas that have been affected by the pandemic. Adient's China facilities (including both consolidated and non-consolidated joint ventures) were effectively shut down during the lunar New Year festival (at the end of January) and did not return to operations until the end of March 2020. Currently, all of Adient's plants in China are operating and all of its customer plants in China have re-opened.

Beginning in late March 2020, Adient experienced the shutdown of effectively all of its facilities in the Americas and European regions coinciding with the shutdown of its customer facilities in those regions. Adient also experienced the shutdown of approximately 50% of its plants in Asia (outside China) during late March and early April. During May and June, production started to resume in all regions concurrent with Adient's customers resuming operations and continued to ramp up through Adient’s fiscal fourth quarter. As of September 30, 2020, virtually all of Adient's plants had resumed production, but with production rates well below pre-pandemic levels.
Adient plc | Form 10-K | 29

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

Adient took significant measures to reduce its overall cash burn rate (defined as net cash outflow associated with operating the company) during the shutdown, including the furlough of direct/salary plant workers, reductions of salaries in all areas of the globe and retirement benefits for U.S. employees outside the plants, reduced/delayed capex spending to coincide with the resumption of production and effectively eliminating all discretionary spending. The actions to reduce and defer compensation were global initiatives and included 20% salary reductions in the U.S. beginning on March 23, 2020 (with up to 10% incremental reductions and deferrals taking effect on April 13, 2020) and running until June 30, 2020, salary reductions of up to 20% for certain employees in many of the countries outside of the U.S., CEO salary reduction and deferral until July 15, 2020, and a 20% Board fee reduction. Effective July 1, 2020, Adient offered certain employees, including Adient’s executive officers, restricted stock unit (RSU) awards in lieu of 10-30% of salary and other compensatory benefits that are being foregone by each recipient from the time period beginning July 1, 2020 through June 30, 2021. The RSU awards will vest in two tranches, with one half of the awards vesting six months from the grant date, and the remaining half vesting one year from the grant date.

In addition to the significant measures taken to reduce and contain costs, Adient took actions to provide additional liquidity, primarily including the draw down on its ABL revolving credit facility of $825 million at the end of March 2020 and the issuance of $600 million of senior secured notes due 2025 on April 20, 2020. Adient's ability to borrow against the ABL revolving credit facility is limited to its borrowing base, which consists primarily of accounts receivable, inventory and certain cash account balances at certain Adient subsidiaries. Such working capital account balances decreased, as expected, during the third quarter of fiscal 2020 as a result of the production shutdown but subsequently increased, as expected, during the fourth quarter of fiscal 2020 as a result of the resumption of production. Adient repaid $825 million of the ABL revolving credit facility during the third and fourth quarters of fiscal 2020 and maintains $787 million of availability under the ABL revolving credit facility as of September 30, 2020.

The recent automotive production shutdown across most of the world has also significantly impacted Adient’s daily working capital. During the third quarter of fiscal 2020, Adient experienced significantly lower trade working capital balances (accounts receivable, inventory and accounts payable) due to the shutdown of production in the early part of the third quarter and resumption of production only toward the latter part of the quarter. Trade working capital was favorably impacted during the early part of the third quarter but was more than offset by the unfavorable impact to trade working capital during the latter part of the quarter. The resumption of production in the fourth quarter of fiscal 2020 had a favorable impact to trade working capital as Adient returned to a more stabilized production run rate.

Adient closed on the sale of its YFAI joint venture investment (as part of the broader Yanfeng transaction announced on January 31, 2020 and as modified on June 24, 2020), providing additional liquidity of approximately $329 million. Adient also closed on the sale of its fabrics business, providing additional liquidity of approximately $170 million.

Adient has also pursued, wherever it qualifies, governmental assistance during this time. For example, Adient has been deferring the employer portion of FICA until fiscal 2021 or beyond and deferring VAT payments. Adient is seeking to take advantage of all such assistance to either defer payments to government authorities or to receive cash to help defray operating costs. Adient cannot guarantee that it will continue to qualify for, or receive any of, the assistance that it is pursuing.

Finally, Adient’s Chinese joint ventures paid dividends to Adient during the fiscal year ending September 30, 2020 of approximately $273 million. Adient, however, cannot guarantee the collection of annual cash dividends from its non-consolidated joint ventures.

Adient plc | Form 10-K | 30

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

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During fiscal 2020, automotive production across the globe declined due to the economic slow down resulting from the COVID-19 pandemic.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
(units in millions)	2020	Change	2019	Change	2018
Global	72.3	-18.8%	89.0	-4.8%	93.5
North America	13.0	-22.2%	16.7	-0.6%	16.8
South America	2.3	-30.3%	3.3	-2.9%	3.4
Europe	16.1	-27.8%	22.3	-3.9%	23.2
China	23.1	-6.1%	24.6	-12.1%	28.0
Asia, excluding China, and Other	17.8	-19.5%	22.1	—%	22.1

Source: IHS Automotive, October 2020

Financial Results Summary
Significant aspects of Adient's financial results for fiscal 2020 include the following:
•Adient recorded net sales of $12,670 million for fiscal 2020, representing a decrease of $3,856 million when compared to fiscal 2019. The decrease in net sales is primarily due to the significant operational interruptions related to COVID-19 starting in the second quarter of fiscal 2020 which resulted in lower sales volumes across all regions, unfavorable foreign currency impact ($217 million), and the impact of divestitures primarily related to RECARO ($115 million).
•Gross profit was $592 million, or 4.7% of net sales for fiscal 2020 compared to $801 million, or 4.8% of net sales for fiscal 2019. Profitability, including gross profit as a percentage of net sales, was lower primarily due to the lower sales volume resulting from the COVID-19 impact, partially offset by the impact of business performance improvements including lower launch inefficiencies, and reductions in operational waste and freight along with favorable commercial settlements and net pricing adjustments.
•Equity income was $22 million for fiscal 2020, which compares to equity income of $275 million for fiscal 2019. The significantly lower level of equity income during fiscal 2020 was primarily attributable to the $231 million non-cash impairment charge related to Adient's YFAI investment recorded in conjunction with the Yanfeng transaction and the impact from the planned divestiture of YFAI ($26 million).
•Net loss attributable to Adient was $547 million for fiscal 2020, compared to a loss of $491 million for fiscal 2019. The increased net loss attributable to Adient is primarily due to the impact of having significantly lower volumes due to COVID-19 along with a one-time non-cash impairment charge of $231 million on Adient's YFAI investment, a $25 million loss on the sale of the RECARO business and deconsolidation of Adient Aerospace, and overall higher net financing costs, partially offset by operating improvements and lower administrative costs and one-time charges in the prior year related to impairment in the seat structures and mechanism business of $66 million and income tax charges to establish valuation allowances of $297 million.

Adient plc | Form 10-K | 31

Consolidated Results of Operations

	Year Ended September 30,
(in millions)	2020	Change	2019	Change	2018
Net sales	$12,670	-23%	$16,526	-5%	$17,439
Cost of sales	12,078	-23%	15,725	-5%	16,535
Gross profit	592	-26%	801	-11%	904
Selling, general and administrative expenses	558	-17%	671	-8%	730
Loss on business divestitures - net	13	n/a	—	n/a	—
Restructuring and impairment costs	238	35%	176	-85%	1,181
Equity income (loss)	22	-92%	275	> 100%	(13)
Earnings (loss) before interest and income taxes	(195)	> -100%	229	> 100%	(1,020)
Net financing charges	220	21%	182	26%	144
Other pension expense (income)	14	-69%	45	> 100%	(43)
Income (loss) before income taxes	(429)	> -100%	2	> 100%	(1,121)
Income tax provision (benefit)	57	-86%	410	-15%	480
Net income (loss)	(486)	-19%	(408)	75%	(1,601)
Income (loss) attributable to noncontrolling interests	61	-27%	83	-1%	84
Net income (loss) attributable to Adient	$(547)	-11%	$(491)	71%	$(1,685)

Net Sales

	Year Ended September 30,
(in millions)	2020	Change	2019	Change	2018
Net sales	$12,670	-23%	$16,526	-5%	$17,439
Net sales decreased by $3,856 million, or 23%, in fiscal 2020 primarily due to the significant operational interruptions related to COVID-19 starting in the second quarter of fiscal 2020 which resulted in lower sales volumes across all regions, unfavorable foreign currency impact ($217 million), and the impact of divestitures primarily related to RECARO ($115 million), partially offset by favorable commercial settlements and net pricing adjustments, including material economics, net of recoveries. Refer to the segment analysis below for a discussion of segment net sales.

Net sales decreased by $913 million, or 5%, in fiscal 2019 primarily due to the unfavorable impact of foreign currency ($508 million) and lower volumes in EMEA and Asia ($576 million), partially offset by higher volumes in the Americas ($163 million). Refer to the segment analysis below for a discussion of segment net sales.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2020	Change	2019	Change	2018
Cost of sales	$12,078	-23%	$15,725	-5%	$16,535
Gross profit	592	-26%	801	-11%	904
% of sales	4.7%		4.8%		5.2%
Cost of sales decreased by $3,647 million, or 23%, and gross profit decreased by $209 million, or 26%, in fiscal 2020. Cost of sales were lower primarily due to the decrease in sales volumes as a result of the COVID-19 impact along with overall business performance improvements, the favorable impact of foreign currency ($195 million), and the impact of divestitures primarily related to RECARO ($97 million). Gross profit was lower as a result of the negative impact of lower sales volume due to the COVID-19 impact, partially offset by the impact of business performance improvements including lower launch inefficiencies,
Adient plc | Form 10-K | 32

and reductions in operational waste and freight along with favorable commercial settlements and net pricing adjustments. Refer to the segment analysis below for a discussion of segment profitability.

Cost of sales decreased by $810 million, or 5%, and gross profit decreased by $103 million, or 11%, in fiscal 2019. Cost of sales were lower due to favorable foreign currency ($467 million), a reduction in depreciation expense due to long-lived asset impairments taken at the end of the prior year ($98 million), prior year Becoming Adient costs ($46 million) and by the impact of current year decreases in production volumes, partially offset by continued business performance issues related to launch inefficiencies within the Americas and EMEA segments particularly during the first half of fiscal 2019. These ongoing performance issues, along with lower volumes and the net unfavorable impact of foreign currency, also resulted in a year-over-year decline of gross profit as a percentage of net sales. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2020	Change	2019	Change	2018
Selling, general and administrative expenses	$558	-17%	$671	-8%	$730
% of sales	4.4%		4.1%		4.2%
Selling, general and administrative expenses (SG&A) decreased by $113 million, or 17%, in fiscal 2020 as compared to fiscal 2019. SG&A was favorably impacted by lower overall administrative and engineering spending of $88 million, including lower levels of certain compensation and discretionary spending which are not expected to recur as part of the annual SG&A run rate, prior year Adient Aerospace and RECARO costs of $39 million, lower share based compensation expense of $5 million and the favorable impact of foreign currency ($5 million), partially offset by higher transaction costs in the current year related to the Yanfeng transaction and sale of the fabrics business of $12 million. Refer to the segment analysis below for a discussion of segment profitability.

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

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2020	Change	2019	Change	2018
Restructuring and impairment costs	$238	35%	$176	-85%	$1,181

Restructuring and impairment charges increased by $62 million in fiscal 2020 due primarily to higher levels of restructuring actions taken in fiscal 2020 after the industry experienced significant volume decreases resulting from the COVID-19 impact, $53 million of one-time non-cash impairment charges of long-lived assets in China and other assets held for sale, partially offset by one-time non-cash impairment charges in the prior year related to the seat structures and mechanisms business ($66 million).

Restructuring and impairment charges decreased by $1 billion in fiscal 2019 as compared to fiscal 2018. The fiscal 2018 charge primarily relates to a $787 million long-lived asset impairment charge and a $299 million goodwill impairment associated with the seat structure and mechanism operations, along with a $49 million assets held for sale impairment charge and $46 million of net restructuring charges. The fiscal 2019 charges primarily relate to a $66 million long-lived asset impairment charge associated with the seat structure and mechanism operations, $18 million of impairment charges on assets held for sale and $92 million of net restructuring charges.

Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for information related to the assets held for sale. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for information related to the non-cash impairment charges of long-lived assets in fiscal 2020 and the goodwill
Adient plc | Form 10-K | 33

impairment charge recorded in fiscal 2018. Refer to Note 15, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans. Refer to Note 16, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for information related to the impairment charges recorded in fiscal 2020, 2019 and 2018.

Equity Income

	Year Ended September 30,
(in millions)	2020	Change	2019	Change	2018
Equity income (loss)	$22	-92%	$275	> 100%	$(13)

Equity income was $22 million for fiscal 2020, compared to $275 million for fiscal 2019. The decrease during fiscal 2020 was due primarily to the $231 million non-cash impairment charge recorded in fiscal 2020 of the YFAI investment as part of the Yanfeng transaction, and the impact from the planned divestiture of YFAI of $26 million, partially offset by higher income at certain China seating affiliates that included $10 million of benefits from tax credits at various China affiliates that are not expected to recur.

Equity income was $275 million for fiscal 2019, compared to a loss of $13 million for fiscal 2018. The increase during fiscal 2019 was due primarily to $366 million prior year charges related to YFAI ($358 million impairment of the YFAI investment and $8 million related to U.S. tax reform legislation), partially offset by the unfavorable impact of foreign currency ($19 million) and lower income at non-consolidated affiliates in Asia driven by lower production volumes in China.

Net Financing Charge

	Year Ended September 30,
(in millions)	2020	Change	2019	Change	2018
Net financing charges	$220	21%	$182	26%	$144
Net financing charges increased in fiscal 2020 as a result of higher levels of outstanding debt and to higher average interest rates in the current year, partially offset by $3 million of net gain resulting from the partial extinguishment of debt. In fiscal 2019, a one-time charge of $13 million related to deferred financing fees associated with Adient's previous debt arrangements along with higher levels of outstanding debt and higher average interest rates resulted in higher net financing charges in 2019 compared to 2018. Refer to Note 9, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for information related to the components of Adient's net financing charges.

Other Pension Expense (Income)

	Year Ended September 30,
(in millions)	2020	Change	2019	Change	2018
Other pension expense (income)	$14	-69%	$45	> 100%	$(43)

Other pension expense (income) consists of mark-to-market adjustments of Adient's retirement plans and non-service components of Adient's net periodic pension costs. The decrease in pension expense in fiscal 2020 is due to the lower level of pension mark-to-market impact (a $22 million charge in fiscal 2020 compared to a $49 million charge in fiscal 2019), partially offset by a $2 million pension settlement expense related to the settlement of two plans in the United States. The change in pension expense in fiscal 2019 as compared to fiscal 2018 is due to the unfavorable impact of pension mark-to-market ($49 million charge in fiscal 2019 compared to $24 million of income in fiscal 2018) and a $15 million favorable impact from a plan termination in fiscal 2018. Refer to Note 14, "Retirement Plans," of the notes to the consolidated financial statements for information related to the components of Adient's net periodic pension costs.

Adient plc | Form 10-K | 34

Income Tax Provision

	Year Ended September 30,
(in millions)	2020	Change	2019	Change	2018
Income tax provision (benefit)	$57	-86%	$410	-15%	$480

The fiscal 2020 income tax expense of $57 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to recognize a tax benefit for losses in jurisdictions with valuation allowances, the repatriation of foreign earnings, and changes in uncertain tax positions, partially offset by the tax benefits related to the impairment and sale of Adient’s YFAI investment, sale of Adient’s automotive fabrics manufacturing business, and impairment charges recorded in the Asia segment.

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

As a result of Adient's fiscal 2020 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined it was more likely than not that deferred tax assets in certain jurisdictions would not be realized. These valuation allowances did not have a material impact on the consolidated financial statements. Adient continues to record valuation allowances on certain deferred tax assets in Germany, Hungary, Luxembourg, Mexico, Poland, Spain, the United Kingdom, the U.S. and other jurisdictions as it remains more likely than not that they will not be realized.

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
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was signed and enacted into law, and is effective for tax years beginning on or after January 1, 2018, with the exception of certain provisions. As a fiscal year taxpayer, Adient was not subject to the majority of the provisions until fiscal year 2019, however the statutory tax rate reduction was effective January 1, 2018. The Act reduced the U.S. corporate tax rate from 35% to 21%. Adient’s fiscal 2018 income tax expense reflects the
Adient plc | Form 10-K | 35

benefit from the reduced rate of 24.5% resulting from the application of Internal Revenue Code, Section 15 which provides for a proration of the newly enacted rate during that fiscal year. This benefit was offset by a non-cash tax expense of $106 million related to the remeasurement of Adient’s net deferred tax assets at the lower statutory rate, a non-cash estimated tax expense of $100 million related to recording a valuation allowance to reflect the reduced benefit Adient expects to realize as a result of being subject to the Base Erosion and Anti-avoidance Tax ("BEAT"), and tax expense of $4 million related to the transition tax imposed on previously untaxed earnings and profits. During the first quarter of fiscal 2019, Adient completed its accounting for the Act BEAT valuation allowance resulting in no change to the $100 million income tax impact estimated in fiscal 2018.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2020	Change	2019	Change	2018
Income attributable to noncontrolling interests	$61	-27%	$83	-1%	$84

The decrease in income attributable to noncontrolling interests for fiscal 2020 is primarily attributable to lower income resulting from lower volumes, as a result of the COVID-19 impact at certain Seating affiliates in varying jurisdictions during fiscal 2020 as compared to fiscal 2019. The decrease in income attributable to noncontrolling interests for fiscal 2019 is primarily attributable to higher levels of spending at Adient Aerospace, partially offset by higher income at certain other affiliates.

Net Income (Loss) Attributable to Adient

	Year Ended September 30,
(in millions)	2020	Change	2019	Change	2018
Net income (loss) attributable to Adient	$(547)	-11%	$(491)	71%	$(1,685)

Net loss attributable to Adient was $547 million for fiscal 2020, compared to a loss of $491 million for fiscal 2019. The increased net loss attributable to Adient is primarily due to the impact of having significantly lower volumes due to COVID-19 along with a one-time non-cash impairment charge of $231 million on Adient's YFAI investment, a $25 million loss on the sale of the RECARO business and deconsolidation of Adient Aerospace, higher restructuring costs, and overall higher net financing costs, partially offset by operating improvements and lower administrative costs and one-time charges in the prior year related to impairment in the seat structures and mechanism business of $66 million and income tax charges to establish valuation allowances of $297 million.

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

Comprehensive Income Attributable to Adient

	Year Ended September 30,
(in millions)	2020	Change	2019	Change	2018
Comprehensive income (loss) attributable to Adient	$(643)	-22%	$(529)	71%	$(1,819)

Comprehensive loss attributable to Adient was $643 million for fiscal 2020 compared to comprehensive loss attributable to Adient for fiscal 2019 of $529 million. This increased level of comprehensive loss attributable to Adient in fiscal 2020 is primarily due to the unfavorable impact of higher levels of net loss ($56 million), the unfavorable impact in foreign currency transaction adjustments resulting from overall weakening of emerging market currencies, partially offset by the strengthening of the Chinese yuan ($34 million), and the unfavorable impact in realized and unrealized losses on derivatives ($19 million), partially offset by the decrease in comprehensive income attributable to noncontrolling interests ($15 million).
Adient plc | Form 10-K | 36

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

	Year Ended September 30,
(in millions)	2020	2019	2018
Net Sales
Americas	$5,889	$7,785	$7,664
EMEA	5,148	6,675	7,436
Asia	1,822	2,337	2,659
Eliminations	(189)	(271)	(320)
Total net sales	$12,670	$16,526	$17,439

Adient plc | Form 10-K | 37

	Year Ended September 30,
(in millions)	2020	2019	2018
Adjusted EBITDA
Americas	$228	$210	$302
EMEA	101	161	364
Asia	424	513	625
Corporate-related costs (1)	(80)	(97)	(95)
Becoming Adient costs (2)	—	—	(62)
Restructuring and impairment costs (3)	(238)	(176)	(1,181)
Purchase accounting amortization (4)	(40)	(44)	(69)
Restructuring related charges (5)	(20)	(31)	(61)
Loss on business divestitures - net (6)	(13)	—	—
Impairment of nonconsolidated partially owned affiliate (7)	(231)	—	(358)
Depreciation (8)	(295)	(278)	(393)
Stock based compensation (9)	(15)	(20)	(37)
Other items (10)	(16)	(9)	(55)
Earnings (loss) before interest and income taxes	(195)	229	(1,020)
Net financing charges	(220)	(182)	(144)
Other pension income (expense)	(14)	(45)	43
Income (loss) before income taxes	$(429)	$2	$(1,121)

Notes:
(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects incremental expenses associated with becoming an independent company.
(3) Reflects restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. Included in restructuring charges in fiscal 2020 is a non-cash pre-tax impairment related to China intangible assets of $24 million, held for sale asset impairments of $21 million, and $8 million of other long-lived asset impairments. Included in restructuring charges in fiscal 2019 is a $66 million non-cash pre-tax impairment charge related to long-lived assets ($11 million in the Americas and $55 million in EMEA) and an $18 million non-cash impairment charge related to assets held for sale ($6 million in the Americas and $12 million in Asia). Included in restructuring charges in fiscal 2018 is a non-cash pre-tax impairment charge of $1,086 million in the seat structure and mechanism operations ($787 million related to long-lived assets and $299 million related to goodwill), and a $49 million non-cash impairment charge related to assets held for sale. Refer to Note 5, "Property, Plant and Equipment," Note 6, "Goodwill and Other Intangible Assets," Note 15, "Restructuring and Impairment Costs," and Note 16, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for more information.
(4) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(5) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420 along with restructuring costs at partially owned affiliates recorded within equity income.
(6) Reflects $21 million loss of sale of RECARO and $4 million loss on deconsolidation of Aerospace, partially offset by a $12 million gain on completion of the Yanfeng transaction.
(7) Reflects non-cash impairment charges related to Adient's YFAI investment balance, which has been recorded within the equity income line in the consolidated statements of income. The fiscal 2020 impairment was recorded in conjunction with the Yanfeng transaction.
(8) For the year ended September 30, 2018, depreciation excludes $7 million, which is included in restructuring related charges discussed above.
Adient plc | Form 10-K | 38

(9) For the year ended September 30, 2018, stock based compensation excludes $10 million which is included in Becoming Adient costs discussed above.
(10) The year ended September 30, 2020 primarily includes $15 million of transaction costs and $1 million of tax adjustments at YFAI. The year ended September 30, 2019 primarily includes $4 million of integration costs associated with the acquisition of Futuris, $3 million of transaction costs and $2 million of tax adjustments at YFAI. The year ended September 30, 2018 primarily includes $22 million of integration costs associated with the acquisition of Futuris, $11 million of non-recurring consulting fees related to the seat structure and mechanism operations, an $8 million charge related to the impact of the U.S. tax reform at YFAI and $8 million of prior period adjustments.

Americas

	Year Ended September 30,
(in millions)	2020	Change	2019	Change	2018
Net sales	$5,889	-24%	$7,785	2%	$7,664
Adjusted EBITDA	$228	9%	$210	-30%	$302

Net sales decreased during fiscal 2020 by $1,896 million due to lower production volumes ($1,787 million) resulting primarily from the operational shutdowns during fiscal 2020 as a result of the COVID-19 pandemic as well as $55 million attributable to the GM labor strike during the first quarter of fiscal 2020 and the impact of Adient specific launches, along with the unfavorable impact of foreign currency ($75 million), the unfavorable impact of material economics ($21 million), and the unfavorable impact of the RECARO divestiture ($39 million), partially offset by the favorable impact of commercial settlements and net pricing adjustments ($26 million).

Adjusted EBITDA increased during fiscal 2020 by $18 million due to the impact of operational performance improvements ($104 million), lower administrative and engineering expense ($100 million) including lower levels of certain compensation and discretionary spending which are not expected to recur as part of the annual run rate, the favorable impact of Adient Aerospace deconsolidation and RECARO divestiture ($25 million), the favorable impact of commercial settlements and net pricing adjustments ($55 million) and favorable material economics, net of recoveries ($15 million), partially offset by lower production volumes ($274 million), lower equity income ($2 million), and the unfavorable impact of foreign currency ($5 million).

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

EMEA

	Year Ended September 30,
(in millions)	2020	Change	2019	Change	2018
Net sales	$5,148	-23%	$6,675	-10%	$7,436
Adjusted EBITDA	$101	-37%	$161	-56%	$364
Net sales decreased during fiscal 2020 by $1,527 million due to lower production volumes ($1,353 million) resulting primarily from the operational shutdowns during fiscal 2020 as a result of the COVID-19 pandemic along with the unfavorable impact of foreign currency ($137 million), the unfavorable impact of the RECARO divestiture ($39 million) and the unfavorable impact of material economics ($14 million), partially offset by favorable commercial settlements and net pricing adjustments ($16 million).

Adient plc | Form 10-K | 39

Adjusted EBITDA decreased during fiscal 2020 by $60 million due to lower volumes ($243 million), the unfavorable impact of foreign currency ($12 million), unfavorable material economics, net of recovery ($10 million), and lower equity income ($3 million), partially offset by operational performance improvements ($91 million), lower administrative and engineering expense ($56 million) including lower levels of certain compensation and discretionary spending which are not expected to recur as part of the annual run rate, favorable net material and pricing adjustments ($57 million), and the favorable impact of divestitures primarily related to RECARO ($4 million).

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

Asia

	Year Ended September 30,
(in millions)	2020	Change	2019	Change	2018
Net sales	$1,822	-22%	$2,337	-12%	$2,659
Adjusted EBITDA	$424	-17%	$513	-18%	$625
Net sales decreased during the fiscal 2020 by $515 million due to lower production volumes ($474 million) primarily resulting from the operational shutdowns in China and in other Asia countries as a result of the COVID-19 pandemic, the unfavorable impact of the RECARO divestiture ($37 million), the unfavorable impact of foreign currency ($13 million), and the unfavorable impact of material economics ($3 million), partially offset by the favorable impact of commercial settlements and net pricing adjustments ($12 million).

Adjusted EBITDA decreased during fiscal 2020 by $89 million due to the impact of lower production volumes ($73 million), the unfavorable impact of the planned YFAI divestiture ($26 million), unfavorable material economics, net of recoveries ($3 million), the unfavorable impact of foreign currency ($12 million), the unfavorable impact of the RECARO divestiture ($9 million), and higher administrative and engineering costs ($2 million), partially offset by operational performance improvements ($8 million), higher equity income from China seating affiliates that included $10 million of benefits from tax credits at various China affiliates that are not expected to recur ($16 million), and favorable net material and pricing adjustments ($12 million).

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
Adient plc | Form 10-K | 40

See below and refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for discussion of financing arrangements. Following the first quarter of fiscal 2019 dividend payout, Adient has suspended future dividends.
Indebtedness
Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. As of September 30, 2020, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $787 million (net of $138 million of letters of credit).
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

Adient US is also a party to an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes. The notes mature on May 15, 2026 and bear interest at a rate of 7.00% per annum. Interest on these notes is payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019.

The ABL Credit Facility, Term Loan B Agreement and the Senior First Lien Notes due 2026 contain covenants that are usual and customary for facilities and debt instruments of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay dividends or make other distributions on, or repurchase or redeem, Adient’s capital stock or certain other debt; make other restricted payments; and consolidate or merge with, or convey, transfer or lease all or substantially all of Adient’s and its restricted subsidiaries’ assets, to another person. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, cross-default clauses with other debt arrangements, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

Adient Global Holdings Ltd. (“AGH”), a wholly-owned subsidiary of Adient maintains $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. During the fourth quarter of fiscal 2020, Adient redeemed $103 million of face value of these notes at face value, resulting in a remaining balance of $797 million as of September 30, 2020. Adient recorded a gain of $3 million associated with this partial redemption. AGH also maintains €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024.

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €165 million in an unsecured term loan from the European Investment Bank (“EIB”) due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points. Adient amended the EIB loan agreement as of June 30, 2020 to increase the net leverage ratio to 6.75x from 5.25x at June 30, 2020. The net leverage ratio requirements of 5.25x at September 30, 2020 and future step downs to 4.50x by the second quarter of fiscal 2021 were not adjusted. Adient is compliant with the net leverage ratio at September 30, 2020. However, due to the rise in COVID-19 infections across Europe and the Americas and the potential disruption to vehicle
Adient plc | Form 10-K | 41

production that might occur at its customers, there is uncertainty whether compliance with this net leverage ratio over the next 12 months is achievable, which could require Adient to either obtain another amendment or waiver or to pay down the EIB loan. As a result, Adient has classified this debt as short term debt at September 30, 2020.

On April 20, 2020, Adient US offered $600 million (net proceeds of $591 million) aggregate principal amount of 9.00% Senior First Lien Notes due 2025. These notes will mature on April 15, 2025, provided that if Adient Global Holdings Ltd (“AGH”) has not refinanced (or otherwise redeemed) in whole its outstanding 3.50% unsecured notes due 2024 or any refinancing indebtedness thereof that matures earlier than 91 days prior to the maturity date of the Senior First Lien Notes due 2025 on or prior to May 15, 2024, these notes will mature on May 15, 2024. Interest on these notes will be paid on April 15 and October 15 each year, beginning on October 15, 2020. These notes contain covenants that are usual and customary, similar to the covenants on the Senior First Lien Notes due 2026 as described above. Adient incurred $10 million of debt issuance cost associated with this new debt in fiscal 2020.

Sources of Cash Flows

	Year Ended September 30,
(in millions)	2020	2019	2018
Cash provided (used) by operating activities	$246	$308	$679
Cash provided (used) by investing activities	166	(383)	(487)
Cash provided (used) by financing activities	393	303	(213)
Capital expenditures	(326)	(468)	(536)

Cash flows from operating activities

Fiscal 2020 compared to Fiscal 2019: The decrease in operating cash flows is due primarily to lower levels of operating profits, partially offset by lower levels of trade working capital, specifically lower levels of accounts receivable, inventory and accounts payable. See the working capital section below for further information on changes in working capital.

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

Cash flows from investing activities

Fiscal 2020 compared to Fiscal 2019: The increase in cash provided by investing activities is primarily due to lower levels of capital expenditures in the current year as well as $329 million of proceeds from the Yanfeng transaction and $170 million of net proceeds from the sale of the fabrics business, partially offset by lower proceeds from the sale of assets as compared to the prior year and a $37 million cash outflow as a result of the deconsolidation of the Adient Aerospace joint venture.

Fiscal 2019 compared to Fiscal 2018: The decrease in cash used by investing activities is primarily due to lower levels of capital expenditures in the current year, higher proceeds from sales of assets including the Detroit, Michigan properties and remaining airplane for approximately $35 million and proceeds in fiscal 2019 from the settlement of a cross-currency interest rate swap.

Cash flows from financing activities

Fiscal 2020 compared to Fiscal 2019: The increase in cash from financing activities is primarily attributable to the issuance of $600 million of debt in fiscal 2020 along with lower repayments of long-term debt.

Fiscal 2019 compared to Fiscal 2018: The increase in cash from financing activities is primarily attributable to the new debt arrangement entered into during fiscal 2019, higher levels of dividends paid in the prior year and the current year contribution of $28 million by Adient's JV partner as part of the formation of a consolidated joint venture.

Capital expenditures

Adient plc | Form 10-K | 42

Fiscal 2020 compared to Fiscal 2019: The decrease in capital expenditures was primarily related to decreased year over year spending based on timing of program spend on product launches and tightening controls around overall spending.

Fiscal 2019 compared to Fiscal 2018: Capital expenditures decreased year over year based on timing of program spend on product launches and tightening controls around overall spending.

Working capital

(in millions)	September 30, 2020	September 30, 2019
Current assets	$4,482	$4,116
Current liabilities	3,819	3,835
Working capital	$663	$281

The increase in working capital of $382 million is primarily attributable to higher levels of cash on hand, partially offset by lower levels of trade working capital accounts including lower levels of accounts receivable, inventory and accounts payable. Adient also maintains a higher level of accrued restructuring and current lease liabilities at September 30, 2020 offsetting the impact to working capital of higher levels of cash on hand.

Off-Balance Sheet Arrangements
Adient enters into supply chain financing programs in certain foreign jurisdictions to sell accounts receivable without recourse to third-party financial institutions. Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2020, $168 million has been funded under these programs.

Contractual Obligations
A summary of Adient's significant contractual obligations as of September 30, 2020:

(in millions)	Total	2021	2022-2023	2024-2025	Beyond 2026
Long-term debt	$4,160	$8	$16	$2,539	$1,597
Interest on long-term debt	1,142	225	449	373	95
Operating leases	408	112	147	84	65
Purchase obligations	211	211	—	—	—
Pension contributions	137	17	21	23	76
Total contractual cash obligations	$6,058	$573	$633	$3,019	$1,833

Adient plc | Form 10-K | 43

Quarterly Financial Information (unaudited)
The following tables present Adient's unaudited quarterly results of operations for each of the eight fiscal quarters in the period ended September 30, 2020. The following tables should be read in conjunction with Adient's audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Adient has prepared the information below on a basis consistent with its audited consolidated financial statements and has included all adjustments, consisting of normal recurring adjustments, which, in the opinion of Adient's management, are necessary to fairly state its operating results for the quarters presented. Adient's historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year. In particular, the third quarter of fiscal 2020 was significantly impacted by the COVID-19 pandemic. See the Recent Developments Regarding COVID-19 section within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact of COVID-19.

	Fiscal 2020
Statement of Operations (dollars in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$3,936	$3,511	$1,626	$3,597
Cost of sales	3,673	3,274	1,779	3,352
Net income (loss)	(142)	2	(331)	(15)
Income attributable to noncontrolling interests	25	21	(6)	21
Net income (loss) attributable to Adient	(167)	(19)	(325)	(36)

Earnings per share (1)
Basic	$(1.78)	$(0.20)	$(3.46)	$(0.38)
Diluted	$(1.78)	$(0.20)	$(3.46)	$(0.38)

	Fiscal 2019
Statement of Operations (dollars in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$4,158	$4,228	$4,219	$3,921
Cost of sales	3,978	4,031	4,008	3,708
Net income (loss)	11	(126)	(308)	15
Income attributable to noncontrolling interests	28	23	13	19
Net income (loss) attributable to Adient	(17)	(149)	(321)	(4)

Earnings per share (1)
Basic	$(0.18)	$(1.59)	$(3.43)	$(0.04)
Diluted	$(0.18)	$(1.59)	$(3.43)	$(0.04)

(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Effects of Inflation and Changing Prices
The effects of inflation have not been significant to Adient's results of operations in recent years.
Adient plc | Form 10-K | 44

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
Revenue Recognition
Adient records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. Adient delivers products and records revenue pursuant to commercial agreements with its customers generally in the form of an approved purchase order, including the effects of contractual customer price productivity. Adient does negotiate discrete price changes with its customers, which are generally the result of unique commercial issues between Adient and its customers. Adient records amounts associated with discrete price changes as a reduction to revenue when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable. Adient records amounts associated with discrete price changes as an increase to revenue upon execution of a legally enforceable contractual agreement and when collectability is reasonably assured. Refer to Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," and Note 2, "Revenue Recognition," of the notes to the consolidated financial statements for more information regarding Adient's adoption of ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)."
Impairment of Goodwill, Other Long-lived Assets and Investments in Partially Owned Affiliates

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third-party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient uses the income approach in which discounted cash flow analyses are used to derive estimates of fair value of each reporting unit. Multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics are also used in developing estimated fair values. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows and appropriate discount rates (based on weighted average cost of capital ranging from 16.0% – 18.5% at September 30, 2020) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the results of the goodwill impairment test and on Adient's results of operations. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Adient is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.

As of September 30, 2020, the fair value of each reporting unit exceeded 20% of its respective carrying value. To the extent discount rates increase, long-term growth rates are not achieved and/or actual cash flows in the future are lower than the forecasted cash flows, the goodwill allocated to the reporting units could be determined to be impaired which could have a material impact on Adient’s results of operations. Due to the COVID-19 pandemic and the significant interruption it has caused to Adient’s operations, Adient tested goodwill for impairment for each of its reporting units for the quarter ended March 31, 2020 and also performed its annual goodwill test during the fourth quarter of fiscal 2020 using a fair value method based on management's judgments and assumptions regarding future cash flows. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Adient estimated the fair value of each of its reporting units using an income approach, which utilized Level 3 unobservable inputs. These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows, and the appropriate discount rates (based on weighted average cost of capital ranging from 15.0% to 17.5% as of March 31, 2020 and 16.0% to 18.5% as of September 30, 2020) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue
Adient plc | Form 10-K | 45

based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections also considered the impact that COVID-19 is having on Adient’s current and future operations as well as the impact to new vehicle sales in future years. As a result of the tests, there was no goodwill impairment recorded during the quarter ended March 31, 2020 or during the fourth quarter of fiscal 2020. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for additional information.

Adient reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Adient conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires Adient to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing as part of their asset group if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. During the fourth quarter of fiscal 2020, Adient concluded it had a triggering event requiring assessment of an impairment within a separate China entity and as a result recorded a $5 million pre-tax non-cash impairment in the Asia segment related to long-lived assets due to an overall decline in the forecasted operations within that business. During the third quarter of fiscal 2020, Adient concluded it had a triggering event requiring assessment of impairment within the Futuris China business and as a result recorded a pre-tax non-cash impairment of $27 million in the Asia segment, which consisted of customer relationship intangible assets of $24 million and other long-lived assets of $3 million, due to an overall decline in forecasted operations within that business. In the second quarter of fiscal 2019, Adient concluded it had triggering events requiring assessment of impairment of long-lived assets in the seat structure and mechanism operations. As a result, Adient reviewed the long-lived assets for impairment and recorded a $66 million impairment charge within restructuring and impairment costs on the consolidated statements of income (loss). The impairment charge related to long-lived assets in North America and Europe asset groups as of March 31, 2019 in support of current programs. No other long-lived asset impairments were identified in fiscal 2019. In fiscal 2018, Adient concluded it had triggering events requiring assessment of impairment of long-lived assets in the seat structure and mechanism operations. As a result, Adient reviewed the long-lived assets for impairment and recorded a $787 million impairment charge within restructuring and impairment costs on the consolidated statements of income (loss). The impairment charge related to long-lived assets in North America and Europe asset groups as of September 30, 2018 in support of current programs. These impairments were measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing appraisal techniques to determine fair values of the impaired assets. These methods are consistent with the methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future operating margins and cash flows, estimated production volumes, weighted average cost of capital rates (13.0%), estimated salable values and third-party appraisal techniques such as market comparables. To the extent that profitability on current or future programs decline as compared to forecasted profitability or if adverse changes occur to key assumptions or other fair value measurement inputs, further impairment of long-lived assets could occur in the future. Refer to Note 16, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for additional information.

Adient monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If Adient determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. During fiscal 2020, Adient entered into an agreement to, among other things, transfer all of the issued and outstanding equity interest in YFAI held, directly or indirectly, by Adient, which represented 30% of YFAI’s total issued and outstanding equity interest, to Yanfeng Automotive Trim Systems Company Ltd. for $369 million, of which $309 million was paid at closing and $60 million is to be paid on a deferred basis. This transaction closed during the fourth quarter of fiscal 2020. Adient concluded that indicators of other-than-temporary impairment were present in certain quarters during fiscal 2020 related to the investment in YFAI and recorded a total of $231 million non-cash impairment of Adient’s YFAI investment within equity income. The impairments were determined based on combining the fair value of consideration received for all transactions contemplated within the Master Agreement, including an estimated fair value of the YFAS joint venture extension, and allocating the total consideration received to the individual transactions based on relative fair values. Adient estimated the fair value of the individual transactions using both an income approach and market approach. The inputs utilized in the fair value analyses of the transactions are classified as level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consisted of expected future operating margins and cash flows of YFAI, estimated production volumes, estimated
Adient plc | Form 10-K | 46

dividend payments from YFAS over the extension period, estimated terminal values of YFAS, market comparables, weighted-average costs of capital (YFAI - 15.0%, YFAS - 10.5%), and noncontrolling interest discounts. During fiscal 2018, Adient concluded it had an other-than-temporary decline in value related to its investment in YFAI and recorded a $358 million impairment charge. The impairment was measured under an income approach utilizing discounted cash flows to derive a fair value of Adient’s investment in YFAI. Based on the fair value, the carrying value of the investment in YFAI exceeded fair value by $358 million, and as such Adient recorded a non-cash impairment charge within equity income in the consolidated statements of income (loss) for that amount in the fourth quarter of 2018. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future operating margins and cash flows of YFAI, estimated production volumes, weighted average cost of capital (12.5%) and noncontrolling interest discounts. Refer to Note 3, “Acquisitions and Divestitures,” and Note 19, "Nonconsolidated Partially-Owned Affiliates," of the notes to the consolidated financial statements for additional information.
Employee Benefit Plans
Adient provides a range of pension benefits to its employees and retired employees. These benefits are Adient's direct obligation and have been recorded within Adient's consolidated financial statements. Plan assets and obligations are measured annually, or more frequently if there is a remeasurement event, based on Adient's measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates as of that date. Adient reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate.
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
Adient considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, Adient uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension plans, Adient uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension, Adient consistently uses the relevant country specific benchmark indices for determining the various discount rates. Adient's discount rate on U.S. pension plans was 2.91% and 3.22% at September 30, 2020 and 2019, respectively. Adient's weighted average discount rate on non-U.S. plans was 1.87% and 1.85% at September 30, 2020 and 2019, respectively.
In estimating the expected return on plan assets, Adient considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans' invested assets. Reflecting the relatively long-term nature of the plans' obligations, approximately 60% of the plans' assets are invested in fixed income securities and 15% in equity securities, with the remainder primarily invested in alternative investments. For fiscal years 2020 and 2019, Adient's expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 5.00% and 5.00% respectively. The actual rate of return on U.S. pension plans was below 5.00% in fiscal 2020 and below 5.00% in fiscal 2019. For fiscal years 2020 and 2019, Adient's weighted average expected long-term return on non-U.S. pension plan assets was 4.01% and 4.08%, respectively. The actual rate of return on non-U.S. pension plans was above 4.01% in fiscal 2020 and was above 4.08% in fiscal 2019.
For fiscal 2021, Adient estimates the long-term rate of return will approximate 5.75% and 3.68% for U.S. pension and non-U.S. pension plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If Adient's actual returns on plan assets are less than Adient's expectations, additional contributions may be required.
In fiscal 2020, total Adient contributions to the defined benefit pension plans were $19 million. Adient expects to contribute at least $17 million in cash to its defined benefit pension plans in fiscal 2021. In fiscal 2020, total Adient contributions to the postretirement plans were not significant.
Based on information provided by its independent actuaries and other relevant sources, Adient believes that the assumptions used are reasonable; however, changes in these assumptions could impact Adient's financial position, results of operations or cash flows.
Adient plc | Form 10-K | 47

Refer to Note 14, "Retirement Plans," of the notes to consolidated financial statements for more information on Adient's pension plans.
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

Refer to Note 17, "Income Taxes," of the notes to consolidated financial statements for Adient's income tax disclosures.

Restructuring Costs

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

During fiscal 2020, Adient committed to a restructuring plan ("2020 Plan") of $205 million that was offset by $20 million of prior year underspend. Of the restructuring costs recorded, $20 million relates to the Americas segment, $175 million relates to the EMEA segment and $10 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2020 restructuring plan will reduce annual operating costs by approximately $180 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 35%-40% will result in net savings. The restructuring actions are expected to be substantially completed by fiscal 2024.

During fiscal 2019, Adient committed to a restructuring plan ("2019 Plan") of $105 million. Of the restructuring costs recorded, $81 million relates to the EMEA segment, $16 million relates to the Americas segment and $8 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. Also
Adient plc | Form 10-K | 48

recorded in fiscal 2019 was $16 million of prior year underspend, a $9 million increase to a prior year reserve and $6 million of recoveries from a customer related to previous restructuring charges. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2019 restructuring plan will reduce annual operating costs by approximately $100 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 35%-40% will result in net savings. The restructuring actions are expected to be substantially completed by fiscal 2021.
In fiscal 2018, Adient committed to a restructuring plan ("2018 Plan") of $71 million that was offset by $25 million of prior year underspend. Of the restructuring costs recorded, $52 million relates to the EMEA segment, $10 million relates to the Asia segment and $9 million relates to the Americas segment. In fiscal 2019 there was adjustment to this plan which resulted in additional $9 million of charges. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2018 restructuring plan will reduce annual operating costs by approximately $65 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 55%-60% will result in net savings. Adient partially achieved these savings in fiscal years 2019 and 2020.

In fiscal 2017, Adient committed to a restructuring plan ("2017 Plan") and recorded $46 million of restructuring and impairment costs in the consolidated statements of income. Of the restructuring costs recorded, $34 million relates to the EMEA segment, $7 million relates to the Americas segment and $5 million relates to the Asia segment. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and plant closures. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2017 restructuring plan will reduce annual operating costs by approximately $40 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 55%-60% will result in net savings. Adient partially achieved these savings in fiscal years 2017 through 2020. The restructuring actions are expected to be substantially complete in fiscal 2021.

In fiscal 2016, Adient committed to a restructuring plan ("2016 Plan") and recorded $332 million of restructuring and impairment costs in the consolidated statements of income. Of the restructuring and impairment costs recorded, $298 million related to the EMEA segment, $32 million related to the Americas segment and $2 million related to the Asia segment. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions, plant closures and asset impairments. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2016 restructuring plan will reduce annual operating costs by approximately $145 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense, of which approximately 75%-80% will result in net savings. Adient partially achieved these savings in fiscal years 2016 through 2020. The restructuring actions are expected to be substantially complete in fiscal 2021.

New Accounting Pronouncements
See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.
Adient plc | Form 10-K | 49

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

For all designated net investment hedges, Adient assessed its net investment position in non-U.S. operations and compared it with the outstanding net investment hedge principal on a quarterly basis. All hedges were deemed highly effective if the aggregate outstanding principal of the hedge instrument designated as the net investment hedge in a non-U.S. operation is between 80% and 125% of its net investment position in respective non-U.S. operations.

Further details are provided in Part II, Item 8 of this Annual Report in the notes to consolidated financial statements. A discussion of Adient's accounting policies for derivative financial instruments is included in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," and further disclosure relating to derivatives and hedging activities is included in Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements.

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

Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Company's Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of September 30, 2020, Adient had two interest rate caps outstanding totaling approximately $200 million.

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
Adient plc | Form 10-K | 50

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

On an annual basis, Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Adient primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincided with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. During fiscal 2020, Adient had hedge contracts outstanding with the aim of hedging balance sheet items, or with the aim of hedging forecasted commitments. Foreign exchange contracts hedging balance sheet items are marked-to-market through the income statement, while foreign exchange contracts to hedge forecasted commitments are designated in a hedge relationship as a cash flow hedge. These are marked-to-market through other comprehensive income when effective.

Adient's euro-denominated bond and certain cross-currency interest rate swaps have been designated to selectively hedge portions of Adient's net investments in Europe and Japan, respectively. The currency effects of its euro-denominated bond and cross-currency interest rate swaps are reflected in the accumulated other comprehensive income account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investments in Europe and Japan.

At September 30, 2020 and 2019, Adient estimates that an unfavorable 10% change in all applicable exchange rates versus the U.S. Dollar would have decreased net unrealized gains or increased net unrealized losses by approximately $6 million and $32 million, respectively.

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

Adient plc | Form 10-K | 52

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adient plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Adient plc and its subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases on October 1, 2019.

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
Adient plc | Form 10-K | 53

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Americas and EMEA Reporting Units Goodwill Impairment Assessments

As described in Notes 1 and 6 to the consolidated financial statements, the goodwill associated with the Americas and EMEA reporting units was $606 million and $368 million, respectively, as of September 30, 2020. Management reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Due to the COVID-19 pandemic and the significant interruption it has caused to the Company’s operations, management tested goodwill for impairment for each of its reporting units for the quarter ended March 31, 2020. Fair value is estimated using an income approach. This method requires management to make assumptions about future cash flows, including estimates of revenue and operating margins, and the discount rates. As disclosed by management, the fair value of the Americas and EMEA reporting units exceeded 20% of its respective carrying value as of September 30, 2020.
The principal considerations for our determination that performing procedures relating to the Americas and EMEA reporting units goodwill impairment assessments is a critical audit matter are the significant judgment by management when developing the fair value measurement of the reporting units, which led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions for estimates of revenue and discount rates for the second quarter impairment assessment and revenue and operating margins, and the discount rates for the annual impairment assessment. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates, (ii) evaluating the appropriateness of the income approach, (iii) testing the completeness and accuracy of underlying data used, and (iv) evaluating the reasonableness of significant assumptions used by management related to estimates of revenue and discount rates for the second quarter impairment assessment and revenue and operating margins, and the discount rates for the annual impairment assessment. Evaluating management’s assumptions related to estimates of revenue for the second quarter impairment assessment and revenue and operating margins for the annual impairment assessment involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with relevant industry data, and (iii) whether these assumptions were consistent with evidence obtained in
Adient plc | Form 10-K | 54

other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income approach used by the Company and the reasonableness of the discount rates.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
November 30, 2020

We have served as the Company’s auditor since 1957.
Adient plc | Form 10-K | 55

Adient plc
Consolidated Statements of Income (Loss)

	Year Ended September 30,
(in millions, except per share data)	2020	2019	2018
Net sales	$12,670	$16,526	$17,439
Cost of sales	12,078	15,725	16,535
Gross profit	592	801	904
Selling, general and administrative expenses	558	671	730
Loss on business divestitures - net	13	—	—
Restructuring and impairment costs	238	176	1,181
Equity income (loss)	22	275	(13)
Earnings (loss) before interest and income taxes	(195)	229	(1,020)
Net financing charges	220	182	144
Other pension expense (income)	14	45	(43)
Income (loss) before income taxes	(429)	2	(1,121)
Income tax provision (benefit)	57	410	480
Net income (loss)	(486)	(408)	(1,601)
Income (loss) attributable to noncontrolling interests	61	83	84
Net income (loss) attributable to Adient	$(547)	$(491)	$(1,685)

Earnings per share:
Basic	$(5.83)	$(5.25)	$(18.06)
Diluted	$(5.83)	$(5.25)	$(18.06)

Shares used in computing earnings per share:
Basic	93.8	93.6	93.3
Diluted	93.8	93.6	93.3

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 56

Adient plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2020	2019	2018
Net income (loss)	$(486)	$(408)	$(1,601)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(69)	(35)	(117)
Realized and unrealized gains (losses) on derivatives	(20)	(1)	(10)
Pension and postretirement plans	—	(2)	1
Other comprehensive income (loss)	(89)	(38)	(126)
Total comprehensive income (loss)	(575)	(446)	(1,727)
Comprehensive income (loss) attributable to noncontrolling interests	68	83	92
Comprehensive income (loss) attributable to Adient	$(643)	$(529)	$(1,819)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 57

Adient plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except share and per share data)	2020	2019
Assets
Cash and cash equivalents	$1,692	$924
Accounts receivable, less allowance for doubtful accounts of $10 and $14, respectively	1,641	1,905
Inventories	685	793
Assets held for sale	43	—
Other current assets	421	494
Current assets	4,482	4,116
Property, plant and equipment - net	1,581	1,671
Goodwill	2,057	2,150
Other intangible assets - net	443	405
Investments in partially-owned affiliates	707	1,399
Assets held for sale	27	—
Other noncurrent assets	964	601
Total assets	$10,261	$10,342
Liabilities and Shareholders' Equity
Short-term debt	$202	$22
Current portion of long-term debt	8	8
Accounts payable	2,179	2,709
Accrued compensation and benefits	374	364
Liabilities held for sale	46	—
Restructuring reserve	237	123
Other current liabilities	773	609
Current liabilities	3,819	3,835
Long-term debt	4,097	3,708
Pension and postretirement benefits	145	151
Other noncurrent liabilities	622	408
Long-term liabilities	4,864	4,267
Commitments and Contingencies (Note 20)
Redeemable noncontrolling interests	43	51
Preferred shares issued, par value $0.001; 100,000,000 shares authorized zero shares issued and outstanding at September 30, 2020	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 93,893,569 shares issued and outstanding at September 30, 2020	—	—
Additional paid-in capital	3,974	3,962
Retained earnings (accumulated deficit)	(2,096)	(1,545)
Accumulated other comprehensive income (loss)	(665)	(569)
Shareholders' equity attributable to Adient	1,213	1,848
Noncontrolling interests	322	341
Total shareholders' equity	1,535	2,189
Total liabilities and shareholders' equity	$10,261	$10,342
The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 58

Adient plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2020	2019	2018
Operating Activities
Net income (loss) attributable to Adient	$(547)	$(491)	$(1,685)
Income attributable to noncontrolling interests	61	83	84
Net income (loss)	(486)	(408)	(1,601)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	295	278	400
Amortization of intangibles	37	40	47
Pension and postretirement benefit expense (benefit)	23	53	(36)
Pension and postretirement contributions, net	(19)	(19)	11
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $3, $4 and $22, respectively)	24	(55)	(55)
Impairment of nonconsolidated partially owned affiliate	231	—	358
Deferred income taxes	(33)	288	344
Non-cash restructuring and impairment charges	53	78	1,134
Loss (gain) on divestitures - net	13	—	—
Equity-based compensation	15	20	47
Other	24	23	11
Changes in assets and liabilities:
Receivables	190	131	73
Inventories	78	8	(106)
Other assets	140	150	46
Restructuring reserves	(80)	(108)	(135)
Accounts payable and accrued liabilities	(251)	(191)	143
Accrued income taxes	(8)	20	(2)
Cash provided (used) by operating activities	246	308	679
Investing Activities
Capital expenditures	(326)	(468)	(536)
Sale of property, plant and equipment	15	68	53
Settlement of cross-currency interest rate swaps	10	10	—
Business divestitures	499	—	—
Changes in long-term investments	(37)	3	(4)
Other	5	4	—
Cash provided (used) by investing activities	166	(383)	(487)
Financing Activities
Increase (decrease) in short-term debt	(16)	17	(31)
Increase (decrease) in long-term debt	600	1,600	—
Repayment of long-term debt	(108)	(1,204)	(2)
Debt financing costs	(10)	(47)	—
Cash dividends	—	(26)	(103)
Dividends paid to noncontrolling interests	(71)	(62)	(74)
Formation of consolidated joint venture	—	28	—
Other	(2)	(3)	(3)
Cash provided (used) by financing activities	393	303	(213)
Effect of exchange rate changes on cash and cash equivalents	(34)	9	(1)
Increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	771	237	(22)
Less: cash classified within current assets held for sale	(3)	—	—
Increase (decrease) in cash and cash equivalents	768	237	(22)
Cash and cash equivalents at beginning of period	924	687	709
Cash and cash equivalents at end of period	$1,692	$924	$687

The accompanying notes are an integral part of the consolidated financial statements.
Adient plc | Form 10-K | 59

Adient plc
Consolidated Statements of Shareholders' Equity

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2017	$—	$3,942	$734	$(397)	$4,279	$313	$4,592
Net income (loss)	—	—	(1,685)	—	(1,685)	60	(1,625)
Foreign currency translation adjustments	—	—	—	(125)	(125)	7	(118)
Realized and unrealized gains (losses) on derivatives	—	—	—	(10)	(10)	—	(10)
Dividends declared ($0.825 per share)	—	—	(77)	—	(77)	—	(77)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(56)	(56)
Change in noncontrolling interest share	—	—	—	—	—	1	1
Share based compensation and other	—	9	—	1	10	—	10
Balance at September 30, 2018	$—	$3,951	$(1,028)	$(531)	$2,392	$325	$2,717
Net income (loss)	—	—	(491)	—	(491)	53	(438)
Foreign currency translation adjustments	—	—	—	(35)	(35)	(3)	(38)
Realized and unrealized gains (losses) on derivatives	—	—	—	(1)	(1)	—	(1)
Employee retirement plans	—	—	—	(2)	(2)	—	(2)
Dividends declared ($0.275 per share)	—	—	(26)	—	(26)	—	(26)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(61)	(61)
Change in noncontrolling interest share	—	—	—	—	—	28	28
Share based compensation and other	—	11	—	—	11	(1)	10
Balance at September 30, 2019	$—	$3,962	$(1,545)	$(569)	$1,848	$341	$2,189
Net income (loss)	—	—	(547)	—	(547)	42	(505)
Foreign currency translation adjustments	—	—	—	(76)	(76)	11	(65)
Realized and unrealized gains (losses) on derivatives	—	—	—	(20)	(20)	—	(20)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(54)	(54)
Change in noncontrolling interest share	—	—	—	—	—	(18)	(18)
Share based compensation and other	—	12	—	—	12	—	12
Adjustments from adoption of a new standard	—	—	(4)	—	(4)	—	(4)
Balance at September 30, 2020	$—	$3,974	$(2,096)	$(665)	$1,213	$322	$1,535

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
Adient is a global leader in the automotive seating supplier industry. Adient has a leading market position in the Americas, Europe and China, and has longstanding relationships with the largest global original equipment manufacturers, or OEMs, in the automotive space. Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests and trim covers. Adient is an independent seat supplier with global scale and the capability to design, develop, engineer, manufacture, and deliver complete seat systems and components in every major automotive producing region in the world.
The consolidated financial statements of Adient have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). During fiscal 2020, Adient faced an unprecedented situation with the COVID-19 pandemic and the related significant interruption it had on Adient's operations. Adient's China facilities (including both consolidated and non-consolidated joint ventures) were effectively shut down during the lunar New Year festival (at the end of January 2020) and did not return to operations until the end of March 2020. All of Adient's plants in China are currently operating and all of its customer plants in China have re-opened. Beginning in late March 2020, Adient experienced the shutdown of effectively all of its facilities in the Americas and European regions coinciding with the shutdown of its customer facilities in those regions. Adient also experienced the shutdown of approximately 50% of its plants in Asia (outside China) during late March and early April. During May and June 2020, production started to resume in the Americas, European and Asia (outside China) regions concurrent with Adient's customers resuming operations and production continued to ramp up throughout Adient’s fiscal fourth quarter in all regions in line with customer production. As of September 30, 2020, virtually all of Adient's plants have resumed production, although production rates are well below pre-pandemic levels.
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
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended September 30, 2020 and 2019, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
The two VIEs manufacture seating products in North America for the automotive industry. Adient funds the entities' short-term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.
Adient plc | Form 10-K | 61

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

	September 30,
(in millions)	2020	2019
Current assets	$217	$236
Noncurrent assets	74	40
Total assets	$291	$276

Current liabilities	$204	$235
Noncurrent liabilities	10	—
Total liabilities	$214	$235

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
Pre-Production Costs Related to Long-Term Supply Arrangements
Adient's policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and
Adient plc | Form 10-K | 62

administrative expense in the consolidated statements of income. At September 30, 2020 and 2019, Adient recorded within the consolidated statements of financial position $293 million and $303 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year. At September 30, 2020, Adient had $85 million and $208 million of reimbursable costs recorded in current and noncurrent assets, respectively. At September 30, 2019, Adient had $117 million and $186 million of reimbursable costs recorded in current and noncurrent assets, respectively.
Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if Adient has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2020 and 2019, approximately $51 million and $60 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which Adient had title. In addition, at September 30, 2020, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $78 million and $6 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured. At September 30, 2019, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $101 million and $28 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.
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
Leases
On October 1, 2019, Adient adopted Accounting Standards Codification Topic 842, "Leases" (ASC 842) using the modified retrospective transition approach and electing the package of practical expedients. This resulted in the recognition of right-of-use (ROU) assets of $380 million and corresponding operating lease liabilities of $384 million. The adoption date ROU asset balance was adjusted by $4 million, reflecting impairment of ROU assets for certain real estate leases (within the North America and Europe asset groups) of which the Company determined the carrying value of the initial operating lease ROU asset exceeded its fair value. The adjustment was recorded as an increase to the opening accumulated deficits. The adoption of ASC 842 did not have any significant impact on the consolidated statement of income or cash flows.
Operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement dates. ROU assets also include payments made in advance and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that such options are to be exercised. Adient uses its incremental borrowing rate, which is the rate of interest it would pay to borrow on a collateralized basis over a similar term to the lease in a similar economic environment, for discounting lease consideration as most lease agreements do not provide an implicit rate. Refer to Note 8, “Leases” of the notes to consolidated financial statements for more information regarding Adient’s leases.

Goodwill and Other Intangible Assets
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments using a fair value method based on management's judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient primarily uses an income approach utilizing discounted cash flow analyses. Adient also uses a market approach utilizing published multiples of earnings of comparable entities with similar operational and economic characteristics to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value
Adient plc | Form 10-K | 63

Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. An impairment is recorded to the extent the estimated fair value is below the carrying amount of the reporting unit.
Intangible assets with definite lives are amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired.
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
Impairment of Investments in Partially-Owned Affiliates
Adient monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If Adient determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. Refer to Note 19, "Nonconsolidated Partially-Owned Affiliates," of the notes to consolidated financial statements for more information on Adient’s partially-owned affiliates.
Revenue Recognition
Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, an awarded program does not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments. Refer to Note 2, "Revenue Recognition," of the notes to consolidated financial statements for information on Adient's revenue recognition.

Customers
Essentially all of Adient's sales are to the automotive industry. Adient's most significant customers include Fiat Chrysler Automobiles N.V. and Volkswagen Group which comprised 10% and 10% of consolidated net sales, respectively, in fiscal 2020, Fiat Chrysler Automobiles N.V. and Volkswagen Group which comprised 11% and 9% of consolidated net sales, respectively, in fiscal 2019 and Fiat Chrysler Automobiles N.V. and Volkswagen Group which comprised 11% and 10% of consolidated net sales in fiscal 2018.
Research and Development Costs
Expenditures for research activities relating to product development and improvement (other than those expenditures that are contractually guaranteed for reimbursement from the customer) are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the years ended September 30, 2020, 2019 and 2018 were $370 million, $454 million and $513 million, respectively. A portion of these costs associated with these activities are reimbursed by customers and, for the fiscal years ended September 30, 2020, 2019 and 2018 were $223 million, $291 million and $298 million, respectively.
Foreign Currency Translation
Adient plc | Form 10-K | 64

Substantially all of Adient's international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The resulting translation adjustments are accumulated as a component of accumulated other comprehensive income. The aggregate transaction gains (losses) included in net income for the years ended September 30, 2020, 2019 and 2018 were $(25) million, $(12) million and $(4) million, respectively.
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
Stock-Based Compensation
Stock-based compensation is initially measured at the fair value of the awards on the grant date and is recognized in the financial statements over the period the employees are required to provide services in exchange for the awards. The fair value of restricted stock awards is based on the number of units granted and the stock price on the grant date. The fair value of performance-based share unit, or PSU, awards is based on the stock price at the grant date and the assessed probability of meeting future performance targets. The fair value of option awards is measured on the grant date using the Black-Scholes option-pricing model. The fair value of each stock appreciation right, or SAR, is estimated using a similar method described for stock options. The fair value of cash settled awards are recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value. Refer to Note 12, "Stock-Based Compensation," of the notes to consolidated financial statements for Adient's stock based compensation disclosures.
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
Adient plc | Form 10-K | 65

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

Refer to Note 17, "Income Taxes," of the notes to consolidated financial statements for Adient's income tax disclosures.

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Year Ended September 30,
(in millions, except per share data)	2020	2019	2018
Numerator:
Net income (loss) attributable to Adient	$(547)	$(491)	$(1,685)

Denominator:
Shares outstanding	93.8	93.6	93.3
Effect of dilutive securities	—	—	—
Diluted shares	93.8	93.6	93.3

Earnings per share:
Basic	$(5.83)	$(5.25)	$(18.06)
Diluted	$(5.83)	$(5.25)	$(18.06)

Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share which for fiscal 2020, 2019 and 2018 is a result of being in a loss position.

New Accounting Pronouncements

Standards Adopted During Fiscal 2020

On October 1, 2019, Adient adopted Accounting Standards Codification Topic 842, "Leases" ("ASC 842"). The guidance requires lessees to recognize a lease liability and a right-of-use (ROU) asset for all leases with the exception of short-term leases whose terms are twelve months or less. By applying the optional modified retrospective method, Adient recorded an adjustment as of the adoption date without any retrospective adjustments to comparative financial information. Additionally, Adient elected the package of practical expedients permitted under ASC 842, and accordingly, did not reassess whether existing contracts contain leases, lease classifications, or the treatment of initial direct costs capitalized under the previous standard ("ASC 840"). Adient did not apply the "hindsight" practical expedient upon adoption. Adient did elect to apply the practical expedient to not separate nonlease components from associated lease components. Refer to Note 8, "Leases," of the notes to consolidated financial statements for additional information.

Adient plc | Form 10-K | 66

ASU 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The adoption of this guidance on October 1, 2019 did not have a material impact on Adient's consolidated financial statements for the fiscal year ended September 30, 2020.

On March 12, 2020, Adient adopted Accounting Standards Update 2020-04, Topic 848, "Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting" upon its issuance. The guidance provides certain expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships. The adoption did not have a material impact on Adient's consolidated financial statements for the fiscal year ended September 30, 2020.

Standards Effective After Fiscal 2020

Adient has considered the ASUs summarized below, effective after fiscal 2020, none of which are expected to significantly impact the consolidated financial statements:

Standard Pending Adoption	Description	Date Effective

ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments	ASU 2016-13 changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts. Available-for-sale debt securities with unrealized losses will now be recorded through an allowance for credit losses.	October 1, 2020

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	ASU 2018-13 eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The amendments with respect to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented.	October 1, 2020

ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The amendments in ASU 2018-14 eliminate, add, and modify certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance is to be applied on a retrospective basis to all periods presented.	October 1, 2020

ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities	ASU 2018-17 affects reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation-Overall.	October 1, 2020

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	ASU 2019-12 modifies ASC 740, Income Taxes, by simplifying accounting for income taxes. As part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements, the FASB’s amendments may impact both interim and annual reporting periods.	October 1, 2021

Adient plc | Form 10-K | 67

Standard Pending Adoption	Description	Date Effective
ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)	ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity by reducing the number of accounting models for convertible debt and convertible preferred stock.	October 1, 2022

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contracts assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities were identified at September 30, 2020. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 18, "Segment Information," of the notes to consolidated financial statements for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

Divestitures

Adient Aerospace, LLC ("Adient Aerospace") became operational on October 11, 2018 with Adient’s initial ownership position in Adient Aerospace being 50.01%. Initial contributions of $28 million were made during the first quarter of fiscal 2019 by each partner. On October 25, 2019, Adient reached an agreement with Boeing in which Adient’s ownership position was reduced to 19.99%, resulting in the deconsolidation of Adient Aerospace on that date, including $37 million of cash. Adient recorded a $4 million loss as a result of the transaction in the Americas segment, including $21 million of allocated goodwill.
Adient plc | Form 10-K | 68

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
On January 31, 2020 (as amended on June 24, 2020), Adient, Yanfeng Automotive Trim Systems Company Ltd. (“Yanfeng”), Adient Yanfeng Seating Mechanisms Co., Ltd. (“AYM”), a joint venture owned, directly or indirectly, by Yanfeng (50%) and Adient (50%), Yanfeng Adient Seating Co., Ltd. (“YFAS”), a joint venture owned, directly or indirectly, by Yanfeng (50.01%) and Adient (49.99%) and YFAI, a joint venture owned, directly or indirectly, by Yanfeng (70%) and Adient (30%), entered into a Master Agreement (the “Agreement”, collectively referred to as “Yanfeng transaction”), pursuant to which the parties have agreed, among other things, that:

•Adient would transfer all of the issued and outstanding equity interest in YFAI held, directly or indirectly, by Adient, which represents 30% of YFAI’s total issued and outstanding equity interest, to Yanfeng for $369 million, of which $309 million was paid at the closing of the agreed transactions and the remaining $60 million will be paid on a deferred basis post-closing. With respect to each YFAI fiscal year ending after the closing, starting with the year ending December 31, 2020, Adient will be paid an earnout in an amount equal to 30% percent of YFAI’s distributable earnings for such year until such time as the $60 million deferred purchase price is fully paid;

•Adient and Yanfeng would amend the YFAS Joint Venture Contract, dated as of October 22, 1997, as amended, and the Articles of Association of YFAS, dated as of October 22, 1997, as amended, in each case in order to extend the term of the YFAS joint venture until December 31, 2038;

•Adient would transfer all patents, trademarks and copyrights, know-how, trade secrets and other intellectual property rights owned by Adient (or certain of its subsidiaries) and used exclusively in the conduct of Adient’s mechanism business as of the date of such transfer (the “Transferred IP”) to AYM for $20 million, and in connection with such transfer, (i) AYM will grant back to Adient a sole license with respect to the Transferred IP on a worldwide and royalty-free basis, (ii) Adient will grant AYM a worldwide and royalty-free license with respect to certain intellectual property rights owned by Adient (or certain of its subsidiaries) and used on a non-exclusive basis in the conduct of Adient’s mechanism business, and (iii) Adient and AYM will license to each other certain improvements to the Transferred IP, as well as certain other intellectual property rights developed or acquired by Adient, AYM or certain of their respective subsidiaries and relating to the mechanism business; and

•Adient and Yanfeng would amend the AYM Equity Joint Venture Contract, dated as of September 9, 2013, as amended, and the Articles of Association of AYM, dated as of September 9, 2013, as amended to, among other things, (i) make certain governance changes such that Yanfeng will control and consolidate the results of AYM for financial reporting and accounting purposes, and (ii) expand AYM’s business and customer scope such that it may carry out its seating mechanism business anywhere in and outside of the People’s Republic of China, in each case, on the terms and subject to the conditions set forth in the Agreement and the relevant definitive agreements to be entered into in connection therewith.

The transactions agreed on January 31, 2020, as amended on June 24, 2020, were cross-conditioned on each other and closed in accordance with the terms above on August 21, 2020. Proceeds from the transactions of $329 million were received at closing and will be used by Adient for general corporate purposes or to potentially pay down a portion of Adient’s debt subject to the ongoing impacts of the COVID-19 pandemic. The terms of the Master Agreement as described above are consistent with non-binding terms reached in December 2019.

As a result of the January 31, 2020 agreement, as amended on June 24, 2020, described above, Adient concluded that indicators of other-than-temporary impairment were present related to the investment in YFAI as of December 31, 2019, June 30, 2020, and upon closing. Upon entering into a formal agreement to sell the YFAI investment, Adient determined that other-than-temporary impairment did exist and recorded a $216 million non-cash impairment of Adient's YFAI investment during the quarter ended December 31, 2019. As a result of the June 24, 2020 modifications to the agreement described above, Adient recorded $6 million of additional non-cash impairment of Adient's YFAI investment during the quarter ended June 30, 2020. Upon closing of the transaction, an additional $9 million of impairment was recorded due to receipt of proceeds in U.S. dollars. The impairments were determined based on combining the fair value of consideration received for all transactions contemplated within the Master Agreement, including an estimated fair value of the YFAS joint venture extension, and allocating the total consideration received to the individual transactions based on relative fair values. Adient estimated the fair value of the
Adient plc | Form 10-K | 69

individual transactions using both an income approach and market approach. The inputs utilized in the fair value analyses of the transactions are classified as level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consisted of expected future operating margins and cash flows of YFAI, estimated production volumes, estimated dividend payments from YFAS over the extension period, estimated terminal values of YFAS, market comparables, weighted-average costs of capital (YFAI - 15.0%, YFAS - 10.5%), and noncontrolling interest discounts. As a result of the pending divestiture of the YFAI investment and the corresponding impairment, Adient ceased recognizing equity income from YFAI subsequent to December 31, 2019 (YFAI equity income was $40 million in fiscal year 2019). In addition, upon the closing of the transaction, an intangible asset of $92 million was recorded associated with the YFAS joint venture extension to be amortized over the 18-year term of the extension.

On September 30, 2020, Adient closed on the sale of its automotive fabrics manufacturing business including the lamination business to Sage Automotive Interiors for net proceeds of approximately $170 million, net of $4 million of cash divested within the business. Proceeds from the transaction are expected to be used by Adient for general corporate purposes or to potentially pay down a portion of Adient’s debt subject to the ongoing impact of the COVID-19 pandemic. A minimal gain was recorded as a result of the transaction after allocating $80 million of goodwill to the disposed business. The sale transaction included 11 facilities globally with the majority located in EMEA and approximately 1,300 employees. For fiscal years 2020 and 2019, the fabrics manufacturing business recorded $99 million and $130 million of third party sales and a nominal amount and $8 million of pre-tax income, respectively.

All of the divestiture transactions described above align with Adient's strategy of focusing on its core, high-volume seating business.

Assets held for sale

During fiscal 2020, Adient committed to a plan to sell certain entities in China and certain properties in the U.S. As a result, these assets were classified as assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in an impairment charge of $21 million which was recorded within restructuring and impairment costs on the consolidated statement of income (loss) during fiscal 2020, of which $12 million related to America’s assets and $9 million related to China’s assets. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

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

4. Inventories

Inventories consisted of the following:

	September 30,
(in millions)	2020	2019
Raw materials and supplies	$530	$609
Work-in-process	22	32
Finished goods	133	152
Inventories	$685	$793

Adient plc | Form 10-K | 70

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,
(in millions)	2020	2019
Buildings and improvements	$1,224	$1,183
Machinery and equipment	4,462	4,612
Construction in progress	256	262
Land	107	135
Total property, plant and equipment	6,049	6,192
Less: accumulated depreciation	(4,468)	(4,521)
Property, plant and equipment - net	$1,581	$1,671

There were no material leased capital assets included in net property, plant and equipment at September 30, 2020 and 2019.

As of September 30, 2020, Adient is the lessor of properties included in gross building and improvements for $36 million and accumulated depreciation of $28 million. As of September 30, 2019, Adient is the lessor of properties included in gross building and improvements for $34 million and accumulated depreciation of $26 million.

Refer to Note 16, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for additional information related to the fixed asset impairment charges in fiscal year 2019 related to the seat structure and mechanism operations.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2018	$642	$469	$1,071	$2,182
Currency translation and other	(4)	(40)	12	(32)
Balance at September 30, 2019	$638	$429	$1,083	$2,150
Business divestitures	(21)	(80)	—	(101)
Currency translation and other	(11)	19	—	8
Balance at September 30, 2020	$606	$368	$1,083	$2,057

Adient evaluates its goodwill for impairment on an annual basis, or as facts and circumstances warrant. Due to the COVID-19 pandemic and the significant interruption it has caused to Adient’s operations, Adient tested goodwill for impairment for each of its reporting units for the quarter ended March 31, 2020 and also performed its annual goodwill test during the fourth quarter of fiscal 2020 using a fair value method based on management's judgments and assumptions regarding future cash flows. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Adient estimated the fair value of each of its reporting units using an income approach, which utilized Level 3 unobservable inputs. These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows, and the appropriate discount rates (based on weighted average cost of capital ranging from 15.0% to 17.5% as of March 31, 2020 and 16.0% to 18.5% as of September 30, 2020) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections also considered the impact that COVID-19 is having on Adient’s current and future operations as well as the impact to new vehicle sales in future years. As a result of the tests, there was no goodwill impairment recorded during the quarter ended March 31, 2020 or during the fourth quarter of fiscal 2020. A change in any of these estimates and assumptions, especially as it relates to the extent of the COVID-19 pandemic’s impacts on vehicle production volumes within the automotive
Adient plc | Form 10-K | 71

industry as well as the demand for new vehicle sales once the current operational interruptions are over, could produce significantly lower fair values of Adient's reporting units, which could have a material impact on its results of operations.

During fiscal 2019, as a result of the change in reportable segments during the second quarter, Adient conducted goodwill impairment analyses of the newly allocated goodwill balances under the new reportable segment structure and identified no impairment. Adient also performed its annual goodwill impairment test during the fourth quarter of fiscal 2019 resulting in no goodwill impairment. During the second quarter of fiscal 2018, Adient conducted goodwill impairment analyses of the allocated goodwill balances under the reportable segment structure at that time. Adient also performed its annual goodwill impairment test during the fourth quarter of fiscal 2018. Adient performed these impairment reviews for its reporting units, which had been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Adient estimated the fair value of its reportable segments using both a multiple of earnings approach and an income approach, both of which utilized Level 3 unobservable inputs. These calculations contained uncertainties as they required management to make assumptions about market comparables, future cash flows, the appropriate discount rate (based on weighted average cost of capital) and growth rate to reflect the risk inherent in the future cash flows. The estimated future cash flows reflected management's latest assumptions of the financial projections based on current and anticipated competitive landscape and product profitability based on historical trends. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on Adient's results of operations. As a result of the second quarter 2018 goodwill analyses, Adient determined that goodwill associated with its seat structure and mechanism operations was fully impaired. Consequently, a pre-tax goodwill impairment charge of $299 million was recognized in the consolidated statements of income (loss) within the restructuring and impairment costs line item. The goodwill impairment charge represented a triggering event for additional impairment considerations of other long-lived assets, including an analysis of the recoverability of long-lived assets as of March 31, 2018. No further goodwill or other long-lived asset impairments were identified during the second quarter of fiscal 2018. No goodwill impairments were identified as of September 30, 2018. Refer to Note 16, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for information on long-lived asset impairment charges.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	September 30, 2020			September 30, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$27	$(19)	$8	$27	$(17)	$10
Customer relationships	424	(103)	321	494	(129)	365
Trademarks	41	(27)	14	51	(32)	19
Miscellaneous	110	(10)	100	21	(10)	11
Total intangible assets	$602	$(159)	$443	$593	$(188)	$405

As part of the Yanfeng transaction, which closed during the fourth quarter of fiscal 2020, an intangible asset of $92 million was recorded associated with the YFAS joint venture extension to 2038 (reflected in the Miscellaneous line in the table above), to be amortized over the 18-year term of the extension.

Adient evaluates its other intangible assets for impairment as facts and circumstances warrant. During the third quarter of fiscal 2020, a pre-tax non-cash impairment of $27 million was recorded in the Asia segment related to customer relationship intangible assets of $24 million and other long-lived assets of $3 million within the Futuris China business due to an overall decline in forecasted operations within that business. During the second quarter of fiscal 2019, of the $66 million long-lived asset impairment charge recognized, $4 million was attributable to a customer relationship intangible asset. The impairments were calculated based on a fair value method using discounted cash flows that involves the use of management judgements and estimates related to forecasted revenue, operating costs and discount rates. During the fourth quarter of fiscal 2018, of the $787 million long-lived asset impairment charge recognized, $19 million was attributable to a customer relationship intangible asset. Refer to Note 18, “Segment Information,” and Note 16, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for additional information.

Adient plc | Form 10-K | 72

Amortization of other intangible assets for the fiscal years ended September 30, 2020, 2019 and 2018 was $37 million, $40 million and $47 million, respectively. Adient anticipates amortization for fiscal 2021, 2022, 2023, 2024 and 2025 will be approximately $35 million, $34 million, $33 million, $31 million and $29 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	September 30,
(in millions)	2020	2019
Balance at beginning of period	$22	$11
Accruals for warranties issued during the period	9	11
Changes in accruals related to pre-existing warranties (including changes in estimates)	1	6
Changes in accruals related to business divestitures	(1)	—
Settlements made (in cash or in kind) during the period	(7)	(6)
Balance at end of period	$24	$22

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

A lease liability and corresponding ROU asset are recognized based on the present value of lease payments. To determine the present value of lease payments, the Company uses its incremental borrowing rate as of lease commencement. The incremental borrowing rate (IBR) is defined as the rate Adient would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Adient primarily derives its IBR from its debt portfolio, adjusted for collateralization, lease term and jurisdictional factors. Adient's finance leases are not significant and are not included in the following disclosures.

The components of lease costs for the year ended September 30, 2020 were as follows:

Adient plc | Form 10-K | 73

(in millions)	Year Ended September 30, 2020
Operating lease cost	$125
Short-term lease cost	24
Total lease cost	$149

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

(in millions)		September 30, 2020
Operating lease right-of-use assets	Other noncurrent assets	$334

Operating lease liabilities - current	Other current liabilities	$95
Operating lease liabilities - noncurrent	Other noncurrent liabilities	244
		$339

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of September 30, 2020 were as follows:

Fiscal years (in millions)	Operating Leases
2021	$112
2022	82
2023	65
2024	47
2025	37
Thereafter	65
Total lease payments	408
Less: imputed interest	(69)
Present value of lease liabilities	$339

Future minimum operating lease payments accounted for under ASC 840 at September 30, 2019 were as follows:

Fiscal years (in millions)	Operating Leases
2020	$119
2021	91
2022	64
2023	51
2024	40
After 2024	94
Total minimum lease payments	$459

Supplemental cash flow information related to leases was as follows:

Adient plc | Form 10-K | 74

(in millions)	Year Ended September 30, 2020
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$79

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$125

The weighted average remaining lease term for Adient's operating leases as of September 30, 2020 was 5 years. The weighted average discount rate for Adient's operating leases as of September 30, 2020 was 5.9%.

9. Debt and Financing Arrangements
Long-term and short-term debt consisted of the following:

	September 30,
(in millions)	2020	2019
Long-term debt:
Term Loan B - LIBOR plus 4.00% due in 2024	$790	$798
4.875% Notes due in 2026	797	900
3.50% Notes due in 2024	1,173	1,094
7.00% Notes due in 2026	800	800
9.00% Notes due in 2025	600	—
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	—	180
Less: debt issuance costs	(55)	(56)
Gross long-term debt	4,105	3,716
Less: current portion	8	8
Net long-term debt	$4,097	$3,708

Short-term debt:
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	$194	$—
Other bank borrowings (1)	8	22
Total short-term debt	$202	$22

(1) The weighted average interest rates on short-term debts, based on levels of debt maintained in various jurisdictions, were 1.6% and 2.9% at September 30, 2020 and 2019, respectively.
Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets
Adient plc | Form 10-K | 75

of certain Adient subsidiaries. As of September 30, 2020, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $787 million (net of $138 million of letters of credit).
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

Adient US is also a party to an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes. The notes mature on May 15, 2026 and bear interest at a rate of 7.00% per annum. Interest on these notes is payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019.

The ABL Credit Facility, Term Loan B Agreement and the Senior First Lien Notes due 2026 contain covenants that are usual and customary for facilities and debt instruments of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay dividends or make other distributions on, or repurchase or redeem, Adient’s capital stock or certain other debt; make other restricted payments; and consolidate or merge with, or convey, transfer or lease all or substantially all of Adient’s and its restricted subsidiaries’ assets, to another person. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, cross-default clauses with other debt arrangements, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

Adient Global Holdings Ltd. (“AGH”), a wholly-owned subsidiary of Adient, maintains $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. During the fourth quarter of fiscal 2020, Adient redeemed $103 million of face value of these notes, resulting in a remaining balance of $797 million as of September 30, 2020. Adient recorded a gain of $3 million associated with this partial redemption. AGH also maintains €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024.

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €165 million in an unsecured term loan from the European Investment Bank (“EIB”) due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points. Adient amended the EIB loan agreement as of June 30, 2020 to increase the net leverage ratio to 6.75x from 5.25x at June 30, 2020. The net leverage ratio requirements of 5.25x at September 30, 2020 and future step downs to 4.50x by the second quarter of fiscal 2021 were not adjusted. Adient is compliant with the net leverage ratio at September 30, 2020. However, due to the rise in COVID-19 infections across Europe and the Americas and the potential disruption to vehicle production that might occur at its customers, there is uncertainty whether compliance with this net leverage ratio over the next 12 months is achievable, which could require Adient to either obtain another amendment or waiver or to pay down the EIB loan. As a result, Adient has classified this debt as short term debt at September 30, 2020.

On April 20, 2020, Adient US offered $600 million (net proceeds of $591 million) aggregate principal amount of 9.00% Senior First Lien Notes due 2025. These notes will mature on April 15, 2025, provided that if Adient Global Holdings Ltd (“AGH”) has not refinanced (or otherwise redeemed) in whole its outstanding 3.50% unsecured notes due 2024 or any refinancing indebtedness thereof that matures earlier than 91 days prior to the maturity date of the Senior First Lien Notes due 2025 on or prior to May 15, 2024, these notes will mature on May 15, 2024. Interest on these notes will be paid on April 15 and October 15 each year, beginning on October 15, 2020. These notes contain covenants that are usual and customary, similar to the covenants on the Senior First Lien Notes due 2026 as described above. Adient incurred $10 million of debt issuance cost associated with this new debt in fiscal 2020.

Adient plc | Form 10-K | 76

Principal payments required on long-term debt during the next five years are as follows:

	Year Ended September 30,
(in millions)	2021	2022	2023	2024	2025
Principal payments	$8	$8	$8	$1,939	$600

Net Financing Charges
Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Year Ended September 30,
(in millions)	2020	2019	2018
Interest expense, net of capitalized interest costs	$216	$167	$142
Banking fees and debt issuance cost amortization	18	26	7
Interest income	(11)	(11)	(5)
Gain on partial extinguishment of debt	(3)	—	—
Net financing charges	$220	$182	$144

Banking fee expense in fiscal 2019 includes $13 million of one-time deferred financing fee charges associated with Adient's former debt arrangements. Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2020, 2019 and 2018 was $203 million, $137 million and $143 million, respectively.

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. During the second quarter of fiscal 2020, as a result of the COVID-19 impacts and the resulting interruptions to Adient's operations, a loss of $2 million related to ineffective hedges was reclassified to the consolidated statement of income. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2020 and 2019, respectively.
As of September 30, 2020, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
During the fourth quarter of fiscal 2020, Adient entered into a foreign exchange forward contract (¥1.6 billion) associated with the sale proceeds of the Yanfeng transaction. This contract expired prior to September 30, 2020.
Adient entered into cross-currency interest rate swaps during fiscal 2018 to selectively hedge portions of its net investment in Europe. The currency effects of the cross-currency interest rate swaps are reflected in the AOCI account within shareholders’
Adient plc | Form 10-K | 77

equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in Europe. During the second quarter of fiscal 2020, Adient settled one remaining cross-currency interest rate swap for $10 million in proceeds, resulting in no outstanding Euro denominated cross-currency interest rate swaps as of September 30, 2020.

Adient entered into a cross-currency interest rate swap during fiscal 2019 to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swap is reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Japan. As of September 30, 2020, Adient had one cross-currency interest rate swap outstanding totaling approximately ¥11 billion designated as a net investment hedge in Adient's net investment in Japan.

Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Adient's Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of September 30, 2020, Adient had two outstanding interest rate caps with a total notional amount of approximately $200 million.

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

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30,
(in millions)	2020	2019	2020	2019
Other current assets
Foreign currency exchange derivatives	$5	$5	$—	$3
Cross-currency interest rate swaps	—	12	—	—
Other noncurrent assets
Foreign currency exchange derivatives	—	—	—	1
Interest rate cap	—	1	—	—
Cross-currency interest rate swaps	—	1	—	—
Total assets	$5	$19	$—	$4

Other current liabilities
Foreign currency exchange derivatives	$34	$12	$—	$—
Cross-currency interest rate swaps	1	—	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	5	3	—	—
Long-term debt
Foreign currency denominated debt	1,173	1,094	—	—
Total liabilities	$1,213	$1,109	$—	$—

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of September 30, 2020 and 2019, no cash collateral was received or pledged under the master netting agreements.

Adient plc | Form 10-K | 78

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
	September 30,
(in millions)	2020	2019	2020	2019
Gross amount recognized	$5	$23	$1,213	$1,109
Gross amount eligible for offsetting	(5)	(9)	(5)	(9)
Net amount	$—	$14	$1,208	$1,100

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Year Ended September 30,
(in millions)	2020	2019	2018
Foreign currency exchange derivatives	$(37)	$(5)	$(9)

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Year Ended September 30,
		2020	2019	2018
Foreign currency exchange derivatives	Cost of sales	$(16)	$(4)	$(3)

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Year Ended September 30,
		2020	2019	2018
Foreign currency exchange derivatives	Cost of sales	$(4)	$(2)	$4
Equity swap	Selling, general and administrative	—	(13)	(25)
Foreign currency exchange derivatives	Net financing charges	1	5	(5)
Total		$(3)	$(10)	$(26)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $(84) million, $74 million and $31 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. For the years ended September 30, 2020, 2019 and 2018, respectively, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges. For the year ended September 30, 2020, a loss of $2 million was recognized in the consolidated statement of income (loss) for the ineffective portion of cash flow hedges. For the years ended September 30, 2019 and 2018, no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

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
Adient plc | Form 10-K | 79

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
Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value. Refer to Note 14, "Retirement Plans," of the notes to consolidated financial statements for fair value tables of pension assets.

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$5	$—	$5	$—
Other noncurrent assets
Interest rate cap	—	—	—	—
Total assets	$5	$—	$5	$—
Other current liabilities
Foreign currency exchange derivatives	$34	$—	$34	$—
Cross currency interest rate swaps	1	—	1	—
Other noncurrent liabilities
Foreign currency exchange derivatives	5	—	5	—
Total liabilities	$40	$—	$40	$—
Adient plc | Form 10-K | 80

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$—	$8	$—
Cross-currency interest rate swaps	12	—	12	—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Cross-currency interest rate swaps	1	—	1	—
Interest rate cap	1	—	1	—
Total assets	$23	$—	$23	$—
Other current liabilities
Foreign currency exchange derivatives	$12	$—	$12	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$15	$—	$15	$—

Valuation Methods

Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2020 and 2019, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Cross-currency interest rate swaps Adient selectively uses cross-currency interest rate swaps to hedge portions of its net investments. During fiscal 2018, Adient entered into two floating to floating cross-currency interest rate swaps totaling approximately €160 million designated as net investment hedges in Adient's net investment in Europe. One of the cross-currency interest rate swaps was settled during fiscal 2019 while the other was settled during fiscal 2020. During fiscal 2019, Adient entered into one floating to floating cross-currency interest rate swap totaling ¥11 billion designated as a net investment hedge in Adient's net investment in Japan. As of September 30, 2020, Adient had one ¥11 billion cross-currency interest rate swap outstanding.

Interest rate caps Adient selectively uses interest rate caps to limit the impact of floating rate interest payment increases on its Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of September 30, 2020, Adient had two interest rate caps outstanding totaling approximately $200 million.

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $4.1 billion and $3.4 billion at September 30, 2020 and 2019, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

Adient plc | Form 10-K | 81

12. Stock-Based Compensation
Adient provides certain key employees equity awards in the form of restricted stock units (RSU) and performance share units (PSUs) under the Adient plc 2016 Omnibus Incentive Plan (the Plan) and provides directors with share awards under the Adient plc 2016 Director Share Plan. These plans were adopted in conjunction with the separation.
Total stock-based compensation cost included in the consolidated statements of income was $15 million, $20 million and $47 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. No income tax benefits were recognized in the consolidated statements of income for the share-based compensation arrangements in any of these years due to tax valuation allowances in those years.
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
The following tables present activity related to the conversion and granting of awards during the year ended September 30, 2020 along with the composition of outstanding and exercisable awards at September 30, 2020 for remaining former Parent and new Adient awards.
Restricted Stock

The Plan provides for the award of restricted stock or restricted stock units to certain employees. These awards are typically share settled except for certain non-U.S. employees or those who elected to defer past awards settlement until retirement at which point the award would be settled in cash. Cash settled awards are recorded in Adient's consolidated statements of financial position as a liability and adjusted each reporting period for changes in share value until the settlement of the award. Restricted stock awards typically vest over a three year period following the grant date. The Plan allows for different vesting terms on specific grants with approval by Adient's board of directors.

A summary of the status of nonvested restricted stock awards at September 30, 2020, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Nonvested, September 30, 2019	$42.19	558,932
Granted	$18.84	1,189,567
Vested	$43.95	(287,300)
Forfeited	$28.21	(126,360)
Nonvested, September 30, 2020	$22.27	1,334,839

At September 30, 2020, Adient had approximately $18 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Performance Share Awards

The Plan permits the grant of PSU awards. The number of PSUs granted is equal to the PSU award value divided by the closing price of a Adient ordinary share at the grant date. The PSUs are generally contingent on the achievement of predetermined performance goals over a three-year performance period as well as on the award holder's continuous employment until the vesting date. Each PSU that is earned will be settled with an ordinary share of Adient following the completion of the
Adient plc | Form 10-K | 82

performance period except for certain non-U.S. employees or those who elected to defer a portion or all of past awards until retirement, which would then be settled in cash. Cash settled awards are recorded in Adient's consolidated statements of financial position as a liability and adjusted each reporting period for changes in share value until the settlement of the award.

A summary of the status of Adient's nonvested PSUs at September 30, 2020, and changes for the fiscal year then ended is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Nonvested, September 30, 2019	$34.61	632,072
Granted	$20.69	497,335
Vested	$44.60	(153,020)
Forfeited	$24.52	(72,986)
Nonvested, September 30, 2020	$26.07	903,401

At September 30, 2020, Adient had approximately $6 million of total unrecognized compensation cost related to nonvested performance share units granted. That cost is expected to be recognized over a weighted-average period of 1.7 years.
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
A summary of stock option activity at September 30, 2020, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2019	$38.25	591,630
Exercised	$27.53	(50,900)
Forfeited or expired	$26.79	(29,231)
Outstanding, September 30, 2020	$40.09	511,499	3.4	$2

Exercisable, September 30, 2020	$40.09	511,499	3.4	$2

Former Parent outstanding and exercisable, September 30, 2020	$40.29	437,562	3.5	$2
Adient outstanding and exercisable, September 30, 2020	$38.93	73,937	2.7	$—
Total outstanding and exercisable, September 30, 2020	$40.09	511,499	3.4	$2

There were no stock options granted in fiscal years 2020, 2019 and 2018 respectively. The total intrinsic value of options exercised by Adient employees during the fiscal years ended September 30, 2020, 2019 and 2018 was approximately $1 million, $5 million and $7 million, respectively, primarily consisting of former Parent awards.

Stock Appreciation Rights

No new SARs have been granted under the Plan. SARs vest under the same terms and conditions as stock option awards; however, they are settled in cash for the difference between the market price on the date of exercise and the exercise price. As a result, SARs are recorded in Adient's consolidated statements of financial position as a liability until the date of exercise.

The fair value of each SAR award is estimated using a similar method described for stock options. The fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value.
Adient plc | Form 10-K | 83

A summary of SAR activity at September 30, 2020, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2019	$30.24	291,464
Exercised	$26.85	(105,377)
Forfeited or expired	$25.12	(14,987)
Outstanding, September 30, 2020	$32.78	171,100	2.4	$2

Exercisable, September 30, 2020	$32.78	171,100	2.4	$2

Former Parent outstanding and exercisable, September 30, 2020	$32.48	154,857	2.4	$2
Adient outstanding and exercisable, September 30, 2020	$35.72	16,243	2.4	$—
Total outstanding and exercisable, September 30, 2020	$32.78	171,100	2.4	$2

In conjunction with the exercise of SARs, Adient made payments of $1 million, $1 million and $3 million during the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

13. Equity and Noncontrolling Interests

The following table presents changes in AOCI attributable to Adient:

	Year Ended September 30,
(in millions)	2020	2019	2018
Foreign currency translation adjustments
Balance at beginning of period	$(558)	$(523)	$(398)
Aggregate adjustment for the period, net of tax	(76)	(35)	(125)
Balance at end of period	(634)	(558)	(523)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(8)	(7)	3
Current period changes in fair value, net of tax	(34)	(5)	(13)
Reclassification to income, net of tax	14	4	3
Balance at end of period	(28)	(8)	(7)
Pension plans
Balance at beginning of period	(3)	(1)	(2)
Net reclassifications to AOCI	—	(2)	1
Balance at end of period	(3)	(3)	(1)
Accumulated other comprehensive income (loss), end of period	$(665)	$(569)	$(531)

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

Adient plc | Form 10-K | 84

	Year Ended September 30,
(in millions)	2020	2019	2018
Beginning balance	$51	$47	$28
Net income	19	30	24
Foreign currency translation adjustments	(4)	3	1
Dividends	(23)	(29)	(7)
Change in noncontrolling interest share	—	—	1
Ending balance	$43	$51	$47

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
For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $225 million, $201 million and $79 million, respectively, as of September 30, 2020 and $257 million, $230 million and $105 million, respectively, as of September 30, 2019.
In fiscal 2020, Adient paid contributions to the defined benefit pension plans of $19 million. Contributions of at least $17 million in cash to its defined benefit pension plans are expected in fiscal 2021. Projected benefit payments from the plans as of September 30, 2020 are estimated as follows (in millions):

2021	$21
2022	24
2023	22
2024	24
2025	26
2026-2030	168

Savings and Investment Plans
Adient sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, Adient will contribute to certain savings plans based on the employees' eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions expense in connection with these plans amounted to $36 million and $56 million for fiscal years 2020 and 2019, respectively.
Plan Assets
Adient's investment policies employ an approach whereby a mix of equities, fixed income and alternative investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a
Adient plc | Form 10-K | 85

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

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$37	$37	$—	$—	$—
Equity Securities
Domestic	15	1	7	—	7
International - Developed	51	29	11	—	11
International - Emerging	3	—	3	—	—
Fixed Income Securities
Government	219	63	128	—	28
Corporate/Other	64	42	11	—	11
Hedge Fund	75	—	75	—	—
Real Estate	22	—	—	6	16
Total	$486	$172	$235	$6	$73

Adient plc | Form 10-K | 86

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$31	$31	$—	$—	$—
Equity Securities
Domestic	15	2	7	—	6
International - Developed	49	36	10	—	3
International - Emerging	5	2	3	—	—
Fixed Income Securities
Government	218	75	117	—	26
Corporate/Other	66	55	—	—	11
Hedge Fund	65	—	65	—	—
Real Estate	21	—	—	6	15
Total	$470	$201	$202	$6	$61

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
Hedge Funds: The fair value of hedge funds is determined by the custodian. The custodian obtains valuations from underlying managers based on market quotes for the most liquid assets and alternative methods for assets that do not have sufficient trading activity to derive prices. Adient and custodian review the methods used by the underlying managers to value the assets. Adient believes this is an appropriate methodology to obtain the fair value of these assets.
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
Adient plc | Form 10-K | 87

The following sets forth a summary of changes in the fair value of pension assets measured using significant unobservable inputs (Level 3):

(in millions)	Real Estate
Pension
Asset value as of September 30, 2018	$6
Redemptions	—
Asset value as of September 30, 2019	$6
Redemptions	—
Asset value as of September 30, 2020	$6

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status:

	Pension Benefits
(in millions)	2020	2019
Accumulated Benefit Obligation	$582	$571
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$598	$547
Service cost	7	7
Interest cost	10	13
Actuarial (gain) loss	16	96
Benefits paid	(22)	(40)
Settlements and curtailments	(11)	—
Divestitures	(12)	—
Currency translation adjustment	20	(25)
Projected benefit obligation at end of year	$606	$598
Change in Plan Assets:
Fair value of plan assets at beginning of year	$470	$449
Actual return on plan assets	12	63
Employer contributions/(distributions)	19	19
Benefits paid	(22)	(40)
Settlements and curtailments	(10)	—
Divestitures	(1)	—
Currency translation adjustment	18	(21)
Fair value of plan assets at end of year	$486	$470
Funded status	$(120)	$(128)
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$26	$24
Accrued benefit liability	(146)	(152)
Net amount recognized	$(120)	$(128)

Adient plc | Form 10-K | 88

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Weighted Average Assumptions (1):
Discount rate (2)	2.91%	3.22%	1.87%	1.85%
Rate of compensation increase	NA	NA	3.64%	3.54%

(1) Plan assets and obligations are determined based on a September 30 measurement date.

(2) Adient considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, Adient uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension plan, Adient uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension plans, Adient consistently uses the relevant country specific benchmark indices for determining the various discount rates.

Accumulated Other Comprehensive Income
The amounts in AOCI on the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2020 and 2019 were $3 million and $3 million, respectively, related to pension benefits.
The amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year for pension and postretirement benefits are not significant.
Net Periodic Benefit Cost
The tables that follow contain the components and key assumptions of net periodic benefit cost related to Adient’s pension plans:

	Pension Benefits
(in millions)	2020	2019	2018
Components of Net Periodic Benefit Cost (Credit):
Service cost	$7	$7	$8
Interest cost	10	13	14
Expected return on plan assets	(19)	(18)	(18)
Net actuarial (gain) loss	22	49	(24)
Settlement (gain) loss	1	2	—
Net periodic benefit cost (credit)	$21	$53	$(20)
A $15 million settlement gain was recorded in fiscal 2018 related to the termination of a postretirement plan.

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2020	2019	2018	2020	2019	2018
Expense Assumptions:
Discount rate	3.34%	4.29%	3.85%	1.85%	2.71%	2.62%
Expected return on plan assets	5.00%	5.00%	5.15%	4.01%	4.08%	4.19%
Rate of compensation increase	N/A	NA	NA	3.66%	3.46%	3.53%

15. Restructuring and Impairment Costs

Adient plc | Form 10-K | 89

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

During fiscal 2020, Adient committed to a restructuring plan ("2020 Plan") of $205 million. Of the restructuring costs recorded, $20 million relates to the Americas segment, $175 million relates to the EMEA segment and $10 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2024. Also recorded in fiscal 2020 is $20 million of prior year underspend.

The following table summarizes the changes in Adient's 2020 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Original Reserve	$203	$2	$—	$205
Utilized—cash	(35)	—	—	(35)
Noncash adjustment—other	—	(2)	1	(1)
Balance at September 30, 2020	$168	$—	$1	$169

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

The following table summarizes the changes in Adient's 2019 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Original Reserve	$101	$4	$—	$105
Utilized—cash	(32)	—	—	(32)
Utilized—noncash	—	(1)	(2)	(3)
Balance at September 30, 2019	$69	$3	$(2)	$70
Utilized—cash	(30)	—	—	(30)
Utilized—noncash	—	—	2	2
Noncash adjustment—underspend	(7)	—	—	(7)
Balance at September 30, 2020	$32	$3	$—	$35

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

Adient plc | Form 10-K | 90

The following table summarizes the changes in Adient's 2018 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Original Reserve	$68	$3	$—	$71
Utilized—cash	(19)	—	—	(19)
Utilized—noncash	—	(2)	(2)	(4)
Balance at September 30, 2018	49	1	(2)	48
Reserve adjustment	9	—	—	9
Utilized—cash	(24)	—	—	(24)
Utilized—noncash	—	(1)	(2)	(3)
Noncash adjustment—underspend	(10)	—	—	(10)
Balance at September 30, 2019	$24	$—	$(4)	$20
Utilized—cash	(9)	—	—	(9)
Utilized—noncash	—	—	1	1
Noncash adjustment—underspend	(7)	—	—	(7)
Balance at September 30, 2020	$8	$—	$(3)	$5

In fiscal 2017, Adient committed to a restructuring plan ("2017 Plan") and recorded $46 million of restructuring and impairment costs in the consolidated statements of income. Of the restructuring costs recorded, $34 million relates to the EMEA segment, $7 million relates to the Americas segment and $5 million relates to the Asia segment. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and plant closures. The restructuring actions were substantially completed in fiscal 2020. There were no material changes during fiscal 2020 to the 2017 Plan reserve balance at September 30, 2020 of $3 million.

In fiscal 2016, Adient committed to a restructuring plan ("2016 Plan") and recorded $332 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount expected to be incurred for this restructuring plan. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $298 million relates to the EMEA segment, $32 million relates to the Americas segment and $2 million relates to the Asia segment. The asset impairment charge recorded during fiscal 2016 related primarily to information technology assets within the EMEA segment that will not be used going forward by Adient. The restructuring actions are expected to be substantially complete in fiscal 2021. There were no material changes during fiscal 2020 to the 2016 Plan reserve balance at September 30, 2020 of $25 million. Since the announcement of the 2016 Plan in fiscal 2016, Adient has experienced lower employee severance and termination benefit cash payouts than previously calculated of approximately $20 million, due to changes in cost reduction actions. The planned workforce reductions disclosed for the 2016 Plan have been updated for Adient's revised actions.

Adient's restructuring plans have included workforce reductions of approximately 17,000. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2020, approximately 12,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-three plant closures. As of September 30, 2020, seventeen of the twenty-three plants have been closed.

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

Adient plc | Form 10-K | 91

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

During the fourth quarter of fiscal 2020, a pre-tax non-cash impairment of $21 million was recorded on certain assets held for sale (of which $12 million related to America’s assets and $9 million related to China’s assets), and $5 million was recorded in the Asia segment related to long-lived assets within a separate China entity due to an overall decline in the forecasted operations within that business. During the third quarter of fiscal 2020, a pre-tax non-cash impairment of $27 million was recorded in the Asia segment related to customer relationship intangible assets of $24 million and other long-lived assets of $3 million within the Futuris China business due to an overall decline in forecasted operations within that business. All of the fiscal 2020 impairment charges are recorded within restructuring and impairment costs on the consolidated statement of income (loss). Refer to Note 3, “Acquisitions and Divestitures” of the notes to the consolidated financial statements for additional information on assets held for sale. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for additional information on impairment of customer relationship intangible assets.

During the fourth quarter of fiscal 2019, Adient recorded impairment on certain assets held for sale resulting in an impairment charge of $12 million which was recorded within restructuring and impairment costs on the consolidated statement of income (loss). In the second quarter of fiscal 2019, Adient concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in the seat structure and mechanism operations due to declines in actual and forecasted performance that worsened during the second quarter of fiscal 2019 as compared to originally forecasted results. As a result, Adient reviewed the long-lived assets for impairment and recorded a $66 million non-cash pre-tax impairment charge within restructuring and impairment costs on the consolidated statements of income (loss). The impairment charge related to long-lived assets in North America and Europe asset groups as of March 31, 2019 in support of current programs. Of the $66 million impairment charge, $62 million related to fixed assets, and $4 million related to customer relationship intangible assets. The impairment was measured under a market approach utilizing appraisal techniques to determine fair values of the impaired assets. This method is consistent with methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair value measurement" and primarily consist of estimated salable values and third party appraisal techniques such as market comparables. To the extent that the profitability on current or future programs decline as compared to forecasted profitability or if adverse changes occur to key assumptions or other fair value measurement inputs, further impairment of long-lived assets could occur in the future. During the first quarter of fiscal 2019, impairments of $6 million were recorded related to assets held for sale.

In the fourth quarter of fiscal 2018, Adient concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in the seat structure and mechanism operations due to the significant performance issues that persisted in fiscal 2018 and the resulting actions to turn around such operations identified during the fiscal 2019 planning process. As a result, Adient reviewed the long-lived assets for impairment and recorded a $787 million non-cash pre-tax impairment charge within restructuring and impairment costs on the consolidated statements of income (loss). The impairment charge related to long-lived assets in North America and Europe asset groups as of September 30, 2018 in support of current programs. Of the $787 million impairment charge, $768 million relates to fixed assets and $19 million relates to customer relationship intangible asset. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing appraisal techniques to determine fair values of the impaired assets. These methods are consistent with the methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future operating margins and cash flows, estimated production volumes, weighted average cost of capital rates (13.0%), estimated salable values and third-party appraisal techniques such as market comparables. To the extent that profitability on current or future programs decline as compared to forecasted profitability or if adverse changes occur to key assumptions or other fair value measurement inputs, further impairment of long-lived assets could occur in the future. Refer to Note 6, "Goodwill and Other Intangible Assets," and Note 5, "Property, Plant and Equipment," of the notes to the consolidated financial statements for additional information.

Adient plc | Form 10-K | 92

See Note 19, "Nonconsolidated Partially-Owned Affiliates," for information on the fiscal 2020 and 2018 impairment of investments in partially owned affiliates.

17. Income Taxes
Consolidated income (loss) before income taxes and noncontrolling interests for the years ended September 30, 2020, 2019, and 2018 is as follows:

	Year Ended September 30,
(in millions)	2020	2019	2018
Ireland	$(3)	$(1)	$4
United States	(111)	(170)	(324)
Other Foreign	(315)	173	(801)
Income before income taxes and noncontrolling interests	$(429)	$2	$(1,121)

The components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
(in millions)	2020	2019	2018
Current
Ireland	$—	$—	$1
US - Federal and State	(1)	4	7
Other Foreign	91	118	128
	90	122	136
Deferred
Ireland	—	—	—
US - Federal and State	—	1	417
Other Foreign	(33)	287	(73)
	(33)	288	344

Income tax provision	$57	$410	$480

The significant components of Adient's income tax provision are summarized in the following tables. These amounts do not include the impact of income tax expense related to our nonconsolidated partially-owned affiliates, which is netted against equity income on the consolidated statements of income (loss).

The reconciliation between the Irish statutory income tax rate, and Adient’s effective tax rate is as follows:

Adient plc | Form 10-K | 93

	Year Ended September 30,
(in millions)	2020	2019	2018
Tax expense at Ireland statutory rate	$(54)	$—	$(140)
State and local income taxes, net of federal benefit	(30)	(41)	(60)
Foreign tax rate differential	(127)	(109)	(146)
Notional interest deduction	(44)	(63)	(66)
Credits and incentives	(7)	(9)	(13)
Goodwill impairment	9	—	(21)
Repatriation of foreign earnings	18	31	36
Foreign exchange	(1)	2	3
Impact of enacted tax rate changes	(3)	(5)	23
Impact of U.S. tax reform	—	—	210
Change in uncertain tax positions	56	107	97
Change in valuation allowance	332	503	554
Impairment of subsidiaries	(24)	(3)	—
Tax impact of corporate equity transactions	(77)	—	—
Other	9	(3)	3
Income tax provision	$57	$410	$480

The income tax expense was higher than the Irish statutory rate of 12.5% for fiscal 2020 primarily due to the inability to recognize a tax benefit for losses in jurisdictions with valuation allowances, the repatriation of foreign earnings, and changes in uncertain tax positions, partially offset by the tax benefits related to the impairment and sale of Adient’s YFAI investment, sale of Adient’s automotive fabrics manufacturing business, and impairment charges recorded in the Asia segment. No items included in the other category are individually, or when appropriately aggregated, significant.

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

The effective rate was lower than the Irish statutory rate of 12.5% for fiscal 2018 primarily due to the charge to recognize the impact of U.S. tax reform legislation, repatriation of foreign earnings, and changes in uncertain tax positions and valuation allowances, partially offset by benefits from global tax planning, notional interest deductions, foreign tax rate differentials, and impairment deductions. No items included in the other category are individually, or when appropriately aggregated, significant.

The foreign tax rate differential benefit for fiscal 2020 is primarily driven by losses earned in jurisdictions where the statutory rate is greater than 12.5% and by the pretax book income of nonconsolidated partially-owned affiliates whose corresponding income tax expense is netted against equity income on the consolidated statements of income. The foreign tax rate differential benefit for fiscal 2019 is primarily driven by losses earned in jurisdictions where the statutory rate is greater than 12.5% and by the pretax book income of nonconsolidated partially-owned affiliates whose corresponding income tax expense is netted against equity income on the consolidated statements of income. The foreign tax rate differential benefit for fiscal 2018 was primarily driven by losses earned in jurisdictions where the statutory rate is greater than 12.5%.

Deferred taxes are classified in the consolidated statements of financial position as follows:

	September 30,
(in millions)	2020	2019
Other noncurrent assets	$178	$199
Other noncurrent liabilities	(175)	(206)
Net deferred tax asset/(liability)	$3	$(7)
Adient plc | Form 10-K | 94

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included:

	September 30,
(in millions)	2020	2019
Deferred tax assets:
Accrued expenses and reserves	$115	$73
Employee and retiree benefits	53	43
Net operating loss and other credit carryforwards	1,072	751
Property, plant and equipment	163	161
Intangible assets	257	308
Operating lease liabilities	80	—
Foreign currency adjustments	17	2
Research and development	20	16
Other	3	5
	1,780	1,359
Valuation allowances	(1,656)	(1,304)
	124	55
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	41	62
Operating lease right-of-use assets	80	—
	121	62
Net deferred tax asset/(liability)	$3	$(7)

At September 30, 2020, Adient had available net operating loss carryforwards of approximately $4.0 billion which are available to reduce future tax liabilities. Net operating loss carryforwards of $2.6 billion will expire at various dates between 2021 and 2040, with the remainder having an indefinite carryforward period. Net operating loss carryforwards of $2.7 billion are offset by a valuation allowance.

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

As a result of Adient's fiscal 2020 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined it was more likely than not that deferred tax assets in certain jurisdictions would not be realized. These valuation allowances did not have a material impact on the consolidated financial statements. Adient continues to record valuation allowances on certain deferred tax assets in Germany, Hungary, Luxembourg, Mexico, Poland, Spain, the United Kingdom, the U.S. and other jurisdictions as it remains more likely than not that they will not be realized.

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

Adient is subject to income taxes in Ireland, the U.S. and other foreign jurisdictions. The following table provides the earliest open tax year by major jurisdiction for which Adient could be subject to income tax examination by the tax authorities:

Tax Jurisdiction	Earliest Year Open
Brazil	2014
China	2011
Czech Republic	2012
France	2017
Germany	2016
Hong Kong	2014
Japan	2015
Luxembourg	2014
Mexico	2015
Poland	2010
Spain	2013
United Kingdom	2014
United States	2017

Adient regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. For the year ended September 30, 2020, Adient believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial statements. However, the final determination with respect to tax audits and any related litigation could be materially different from Adient’s estimates.

For the years ended September 30, 2020, 2019 and 2018, Adient had gross tax effected unrecognized tax benefits of $483 million, $414 million, and $288 million, respectively. If recognized, $133 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest for the years ended September 30, 2020, 2019 and 2018, was approximately $15 million, $10 million and $5 million, respectively (net of tax benefit). Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Adient plc | Form 10-K | 96

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2020	2019	2018
Beginning balance	$414	$288	$193
Additions for tax positions related to the current year	96	108	110
Additions for tax positions of prior years	17	45	12
Reductions for tax positions of prior years	(38)	(22)	(21)
Settlements with taxing authorities	(4)	—	—
Statute closings	(2)	(5)	(6)
Ending balance	$483	$414	$288

During the next twelve months, it is reasonably possible that tax audit resolutions or applicable statute of limitation lapses could reduce the unrecognized tax benefits and income tax expense. Adient does not anticipate that this will result in a material impact to its consolidated financial statements.

Adient has $16.8 billion of undistributed foreign earnings of which $409 million is deemed permanently reinvested and no deferred taxes have been provided on such earnings. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

Income taxes paid for the fiscal year ended September 30, 2020 were $98 million. Income taxes paid for the fiscal year ended September 30, 2019 were $102 million. Income taxes paid for the fiscal year ended September 30, 2018 were $139 million.

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

During the first quarter of fiscal 2019, GAAS (a subsidiary of Adient in China) was approved for High and New Tech Enterprise status for the three-year period of 2018 to 2020, thereby reducing their tax rate from 25% to 15%. As a result, a $7 million income tax benefit was recorded on the reduction of deferred tax liabilities and a reduction of 2018 calendar year income taxes.

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

Adient plc | Form 10-K | 97

During fiscal years 2020, 2019, and 2018, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the consolidated financial statements.

Tax Impact of One-Time Items

In fiscal 2020, Adient committed to a restructuring plan (“2020 Plan”) of $205 million. Refer to Note 15, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information. The restructuring costs generated a $6 million tax benefit, which was negatively impacted by geographic mix and Adient’s current tax position in these jurisdictions.

During the fourth quarter of fiscal 2020, Adient sold its investment in YFAI and its automotive fabrics manufacturing business. Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information. The tax benefits associated with the sales of the YFAI investment and automotive fabrics manufacturing business were $12 million and $3 million, respectively.

During the third quarter of fiscal 2020, an impairment charge of $27 million was recorded in the Asia segment related to customer relationship intangible assets. Refer to Note 6, “Goodwill and Other Intangible Assets,” of the notes to the consolidated financial statements for additional information. The tax benefit associated with the impairment charge was $5 million.

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

In fiscal 2019, Adient committed to a significant restructuring plan (“2019 Plan”) and recorded a net $92 million of restructuring and impairment costs in the consolidated statements of income. Refer to Note 15, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information. The restructuring costs generated a $5 million tax benefit, which was negatively impacted by geographic mix and Adient’s current tax position in these jurisdictions.
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
In fiscal 2018, Adient committed to a significant restructuring plan (“2018 Plan”) and recorded a net $46 million of restructuring and impairment costs in the consolidated statements of income. Refer to Note 15, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information. The restructuring costs generated a $6 million tax benefit, which was negatively impacted by geographic mix and Adient’s current tax position in these jurisdictions. The disclosed tax benefit is prior to valuation allowances recorded during the fourth quarter of fiscal 2018.
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
Adient plc | Form 10-K | 98

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

	Year Ended September 30,
(in millions)	2020	2019	2018
Net Sales
Americas	$5,889	$7,785	$7,664
EMEA	5,148	6,675	7,436
Asia	1,822	2,337	2,659
Eliminations	(189)	(271)	(320)
Total net sales	$12,670	$16,526	$17,439
Adient plc | Form 10-K | 99

	Year Ended September 30,
(in millions)	2020	2019	2018
Adjusted EBITDA
Americas	$228	$210	$302
EMEA	101	161	364
Asia	424	513	625
Corporate-related costs (1)	(80)	(97)	(95)
Becoming Adient costs (2)	—	—	(62)
Restructuring and impairment costs (3)	(238)	(176)	(1,181)
Purchase accounting amortization (4)	(40)	(44)	(69)
Restructuring related charges (5)	(20)	(31)	(61)
Loss on business divestitures - net (6)	(13)	—	—
Impairment of nonconsolidated partially owned affiliate (7)	(231)	—	(358)
Depreciation (8)	(295)	(278)	(393)
Stock based compensation (9)	(15)	(20)	(37)
Other items (10)	(16)	(9)	(55)
Earnings (loss) before interest and income taxes	(195)	229	(1,020)
Net financing charges	(220)	(182)	(144)
Other pension income (expense)	(14)	(45)	43
Income (loss) before income taxes	$(429)	$2	$(1,121)

Notes:
(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects incremental expenses associated with becoming an independent company.
(3) Reflects restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. Included in restructuring charges in fiscal 2020 is a non-cash pre-tax impairment related to China intangible assets of $24 million, held for sale asset impairments of $21 million, and $8 million of other long-lived asset impairments. Included in restructuring charges in fiscal 2019 is a $66 million non-cash pre-tax impairment charge related to long-lived assets ($11 million in the Americas and $55 million in EMEA) and an $18 million non-cash impairment charge related to assets held for sale ($6 million in the Americas and $12 million in Asia). Included in restructuring charges in fiscal 2018 is a non-cash pre-tax impairment charge of $1,086 million in the seat structure and mechanism operations ($787 million related to long-lived assets and $299 million related to goodwill), and a $49 million non-cash impairment charge related to assets held for sale. Refer to Note 5, "Property, Plant and Equipment," Note 6, "Goodwill and Other Intangible Assets," Note 15, "Restructuring and Impairment Costs," and Note 16, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for more information.
(4) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(5) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420 along with restructuring costs at partially owned affiliates recorded within equity income.
(6) Reflects $21 million loss of sale of RECARO and $4 million loss on deconsolidation of Aerospace, partially offset by a $12 million gain on completion of the Yanfeng transaction.
(7) Reflects non-cash impairment charges related to Adient's YFAI investment balance, which has been recorded within the equity income line in the consolidated statements of income. The fiscal 2020 impairment was recorded in conjunction with the Yanfeng transaction.
(8) For the year ended September 30, 2018, depreciation excludes $7 million, which is included in restructuring related charges discussed above.
Adient plc | Form 10-K | 100

(9) For the year ended September 30, 2018, stock based compensation excludes $10 million which is included in Becoming Adient costs discussed above.
(10) The year ended September 30, 2020 primarily includes $15 million of transaction costs and $1 million of tax adjustments at YFAI. The year ended September 30, 2019 primarily includes $4 million of integration costs associated with the acquisition of Futuris, $3 million of transaction costs and $2 million of tax adjustments at YFAI. The year ended September 30, 2018 primarily includes $22 million of integration costs associated with the acquisition of Futuris, $11 million of non-recurring consulting fees related to the seat structure and mechanism operations, an $8 million charge related to the impact of the U.S. tax reform at YFAI and $8 million of prior period adjustments.
Additional Segment Information

	Year Ended September 30, 2020
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Net Sales	$5,889	$5,148	$1,822	$(189)	$12,670
Equity Income	1	8	256	(243)	22
Total Assets	3,019	2,658	2,868	1,716	10,261
Depreciation	128	129	38	—	295
Amortization	13	8	16	—	37
Capital Expenditures	138	164	24	—	326

(1) Reconciling items include the elimination of intercompany transactions, corporate-related assets and amounts to reconcile to consolidated totals. Specific reconciling items for equity income represents a $231 million non-cash impairment of Adient's YFAI investment, $8 million of restructuring related charges, $3 million of purchase accounting amortization and a $1 million charge for tax adjustments associated with YFAI. Corporate-related assets primarily include cash and deferred income tax assets.

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

Adient plc | Form 10-K | 101

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

Geographic Information

Financial information relating to Adient's operations by geographic area is as follows:

Net Sales
	Year Ended September 30,
(in millions)	2020	2019	2018
Americas
United States	$4,983	$6,435	$6,376
Mexico	2,004	2,709	2,668
Other Americas	318	435	537
Regional Elimination	(1,416)	(1,794)	(1,917)
	5,889	7,785	7,664
EMEA
Germany	1,061	1,463	1,761
Czech Republic	1,118	1,431	1,663
Other EMEA	4,392	5,616	5,892
Regional Elimination	(1,423)	(1,835)	(1,880)
	5,148	6,675	7,436
Asia
China	517	529	716
Thailand	400	614	615
Japan	332	529	562
Other Asia	600	668	768
Regional Elimination	(27)	(3)	(2)
	1,822	2,337	2,659

Inter-segment elimination	(189)	(271)	(320)

Total	$12,670	$16,526	$17,439

Adient plc | Form 10-K | 102

Long-Lived Assets (consisting of net property, plant and equipment)
	Year Ended September 30,
(in millions)	2020	2019
Americas
United States	$472	$504
Mexico	171	177
Other Americas	20	32
	663	713
EMEA
Germany	203	195
Other EMEA	523	538
	726	733
Asia
All countries	192	225

Total	$1,581	$1,671

In the third quarter of fiscal 2019, Adient's Indonesia operations recorded an $8 million adjustment to increase cost of sales and to decrease primarily current assets to correct prior period misstatements. Adient has concluded that these adjustments were not material to the consolidated financial statements for any period reported.

19. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income" line in the consolidated statements of income (loss). Adient maintains total investments in partially-owned affiliates of $0.7 billion and $1.4 billion at September 30, 2020 and 2019, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	% ownership
Name of key partially-owned affiliate	2020	2019
Adient Yanfeng Seating Mechanism Co., Ltd. (AYM)	50.0%	50.0%
Changchun FAWAY Adient Automotive Systems Co. Ltd. (CFAA)	49.0%	49.0%
Yanfeng Adient Seating Co., Ltd. (YFAS)	49.9%	49.9%
Yanfeng Global Automotive Interiors Systems Co., Ltd. (YFAI)	—%	30.0%

	Year Ended September 30,
(in millions)	2020	2019	2018
Income statement data:
Net sales	$9,538	$15,555	$18,258
Gross profit	$1,111	$1,721	$2,214
Net income	$591	$667	$823
Net income attributable to the entity	$563	$629	$773

Adient plc | Form 10-K | 103

	September 30,
(in millions)	2020	2019
Balance sheet data:
Current assets	$4,222	$7,122
Noncurrent assets	$1,579	$3,335
Current liabilities	$4,213	$7,058
Noncurrent liabilities	$87	$433
Noncontrolling interests	$105	$125

During fiscal 2020, Adient entered into an agreement to transfer all of the issued and outstanding equity interest in YFAI held, directly or indirectly, by Adient, which represents 30% of YFAI’s total issued and outstanding equity interest, to Yanfeng Automotive Trim Systems Company Ltd. for $369 million as part of the Yanfeng transaction. As a result, Adient concluded that indicators of other-than-temporary impairment were present related to the investment in YFAI and recorded a $231 million non-cash impairment of Adient’s YFAI investment, during fiscal 2020. The impairment was determined based on combining the fair value of consideration received for all transactions contemplated as part of the Yanfeng transaction and has been recorded within equity income in the consolidated statements of income (loss). Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information.

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $10 million and $12 million at September 30, 2020 and 2019, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

Adient plc | Form 10-K | 104

21. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements. Subsequent to the separation, transactions with the former Parent and its businesses represent third-party transactions.

The following table sets forth the location and amounts of net sales to and purchases from related parties included in Adient's consolidated statements of income (loss):

		Year Ended September 30,
(in millions)		2020	2019	2018
Net sales to related parties	Net sales	$347	$386	$389
Purchases from related parties	Cost of sales	566	704	614

The following table sets forth the location and amount of accounts receivable due from and payable to related parties in Adient's consolidated statements of financial position:

		September 30,
(in millions)		2020	2019
Accounts receivable due from related parties	Accounts receivable	$49	$73
Accounts payable due to related parties	Accounts payable	105	137

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-K | 105

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, Adient conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2020, the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, the principal executive officer and principal financial officer concluded that Adient's disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in Adient's reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to Adient's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of Adient's internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that Adient maintained effective internal control over financial reporting as of September 30, 2020. The effectiveness of Adient's internal control over financial reporting as of September 30, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the fourth quarter of the fiscal year ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, Adient's internal control over financial reporting.

Item 9B. Other Information

Not applicable.
Adient plc | Form 10-K | 106

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Adient intends to hold its 2021 annual general meeting of shareholders on March 9, 2021.

The information required by this Item is set forth under the sections entitled "Q: Where can I find Corporate Governance materials for Adient?," "Proposal One: Election of Directors," "Corporate Governance," "Board and Committee Information," "Audit Committee Report," and "Delinquent Section 16(a) Reports" in Adient's 2021 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after September 30, 2020 in connection with the solicitation of proxies for Adient's 2021 annual general meeting of shareholders and is incorporated herein by reference.
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

Item 11. Executive Compensation
The information required by this Item is set forth under the sections entitled "Corporate Governance," "Board and Committee Information," "Compensation Committee Report," "Compensation Discussion and Analysis," "Director Compensation," "Potential Payments and Benefits upon Termination and Change in Control," and "Share Ownership of Executive Officers and Directors" in Adient's 2021 Proxy Statement to be filed with the SEC within 120 days after September 30, 2020 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth under the section entitled "Share Ownership of Executive Officers and Directors" in Adient's 2021 Proxy Statement to be filed with the SEC within 120 days after September 30, 2020 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the section entitled "Corporate Governance" in Adient's 2021 Proxy Statement to be filed with the SEC within 120 days after September 30, 2020 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by this Item is set forth under the section entitled "Audit Committee Report" in Adient's 2021 Proxy Statement to be filed with the SEC within 120 days after September 30, 2020 and is incorporated herein by reference.

Adient plc | Form 10-K | 107

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

ADIENT AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Year Ended September 30,
(in millions)	2020	2019	2018
Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$14	$15	$20
Provision charged to costs and expenses	15	15	12
Reserve adjustments	(19)	(16)	(17)
Balance at end of period	$10	$14	$15
Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$1,304	$846	$223
Allowance provision for operating and other loss carryforwards	346	488	669
Allowance provision (benefit) adjustments	6	(30)	(46)
Balance at end of period	$1,656	$1,304	$846

YFAS was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. As such, financial statements of YFAS are required to be filed as an amendment to this Annual Report on Form 10-K, within six months of the end of YFAS's year end (i.e. December 31). Accordingly, YFAS financial statements as of December 31, 2020 will be filed via an amendment to this Annual Report on Form 10-K on or before June 30, 2021.

All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.
Adient plc | Form 10-K | 108

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

Adient plc | Form 10-K | 109

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

4.15
Guarantor Supplemental Indenture to the Euro Notes Indenture, dated as of October 3, 2019, by and among Adient Global Holdings Ltd, the subsidiary of Adient Global Holdings Ltd party thereto, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.15 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).

4.16
Guarantor Supplemental Indenture to the Dollar Notes Indenture, dated as of October 3, 2019, by and among Adient Global Holdings Ltd, the subsidiary of Adient Global Holdings Ltd party thereto, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.16 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).

4.17
Indenture, dated as of April 23, 2020, among Adient US LLC, the guarantors party thereto from time to time and U.S. Bank National Association, as Trustee and Collateral Agent, relating to the $600.0 million aggregate principal amount of 9.000% senior first lien notes due 2025 (the “Indenture”) (incorporated by reference to Exhibit 4.1 to Adient plc’ Current Report on Form 8-K filed April 23, 2020 (File No. 1-37757)).

4.18	Description of securities (incorporated by reference to Exhibit 4.17 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).

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

Adient plc | Form 10-K | 110

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

Adient plc | Form 10-K | 111

10.18
Written description of Adient US LLC severance benefit for certain executive officers (incorporated by reference to Exhibit 10.18 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).*

10.19
Adient plc Non-Employee Directors Compensation Summary and Ownership Guidelines, as amended and restated effective as of October 1, 2018 (incorporated by reference to Exhibit 10.21 to Adient plc’s Annual Report on Form 10-K filed November 29, 2018 (File No. 1-37757)).*

10.20
Adient plc Executive Share Ownership Guidelines effective as of September 17, 2019 (incorporated by reference to Exhibit 10.20 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).*

10.21
Form of Key Executive Severance and Change of Control Agreement by and among Adient plc, Adient US LLC and the following current or former executive officers: Jerome J. Dorlack, Cathleen A. Ebacher, and Jeffrey M. Stafeil (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed January 20, 2017 (File No. 1-37757)).*

10.22
Agreement, dated as of May 18, 2018, by and between Adient plc and Blue Harbour Group, L.P. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed May 18, 2018 (File No. 1-37757)).

10.23
Offer Letter, dated as of September 10, 2018, entered into between Adient plc and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed September 13, 2018 (File No. 1-37757)).*

10.24
Form of Key Executive Severance and Change of Control Agreement by and among Adient plc, Adient US LLC and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed September 13, 2018 (File No. 1-37757)).*

10.25
Offer Letter, dated October 8, 2018, entered into between Adient US LLC and Jerome Dorlack (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed August 7, 2019 (File No. 1-37757)).*

10.26
Employment Contract, dated October 29, 2018, entered into between Adient Germany Ltd. & Co. KG and Michel Pierre Berthelin. (incorporated by reference to Exhibit 10.2 to Adient plc’s Quarterly Report on Form 10-Q filed August 7, 2019 (File No. 1-37757)).*

10.27
Labour Contract, dated as of March 6, 2016, by and between Adient Management (China) Co., Ltd. and Jian James Huang (incorporated by reference to Exhibit 10.29 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).*

10.28
Separation and Release of Claims Agreement by and among Adient US LLC and Cathleen A. Ebacher, dated May 31, 2020 (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed August 6, 2020 (File No. 1-37757)).*

10.29
Master Agreement, dated as of January 31, 2020, by and among Adient plc, Yanfeng Automotive Trim Systems Company Ltd., Adient Yanfeng Seating Mechanisms Co., Ltd., Yanfeng Adient Seating Co., Ltd. and Yanfeng Global Automotive Interior Systems Co., Ltd. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on January 31, 2020).*

10.30
Amendment to the Joint Venture Contract of Yanfeng Adient Seating Co., Ltd. (effective upon the satisfaction of the relevant conditions set forth in the Master Agreement filed as Exhibit 10.29 to this Form 10-K) (incorporated by reference to Exhibit 10.2. to Adient plc’s Current Report on Form 8-K filed on January 31, 2020).*

Adient plc | Form 10-K | 112

10.31
Restricted Shares or Restricted Share Unit Award Agreement for grants made July 1, 2020 under the Adient plc Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on May 28, 2020).*

10.32
Amended and Restated Master Agreement, dated as of June 24, 2020, by and among Adient plc, Yanfeng Automotive Trim Systems Company Ltd., Adient Yanfeng Seating Mechanisms Co., Ltd., Yanfeng Adient Seating Co., Ltd. and Yanfeng Global Automotive Interior Systems Co., Ltd. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on June 24, 2020).*

10.33	Adient US LLC Retirement Restoration Plan, as amended and restated effective January 1, 2021.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Adient hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Item 16.	Summary

Not applicable.
Adient plc | Form 10-K | 113

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	November 30, 2020

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	November 30, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 30, 2020, by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ Douglas G. Del Grosso	/s/ Jeffrey M. Stafeil
Douglas G. Del Grosso	Jeffrey M. Stafeil
President and Chief Executive Officer and a Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Gregory S. Smith	/s/ Richard Goodman
Gregory S. Smith	Richard Goodman
Vice President and Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ Julie L. Bushman	/s/ José M. Gutiérrez
Julie L. Bushman	José M. Gutiérrez
Director	Director

/s/ Peter H. Carlin	/s/ Frederick A. Henderson
Peter H. Carlin	Frederick A. Henderson
Director	Non-Executive Chairman and Director

/s/ Raymond L. Conner	/s/ Barb J. Samardzich
Raymond L. Conner	Barb J. Samardzich
Director	Director

Adient plc | Form 10-K | 114