Form 10-Q
period 2020-12-31
Adient plc
filed 2021-02-05
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
or
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

At December 31, 2020, 94,041,202 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended December 31, 2020

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended December 31,
(in millions, except per share data)	2020	2019
Net sales	$3,848	$3,936
Cost of sales	3,507	3,673
Gross profit	341	263
Selling, general and administrative expenses	149	165
Loss on business divestitures - net	—	25
Restructuring and impairment costs	7	2
Equity income (loss)	97	(113)
Earnings (loss) before interest and income taxes	282	(42)
Net financing charges	59	48
Other pension expense (income)	(2)	(2)
Income (loss) before income taxes	225	(88)
Income tax provision (benefit)	52	54
Net income (loss)	173	(142)
Income (loss) attributable to noncontrolling interests	23	25
Net income (loss) attributable to Adient	$150	$(167)

Earnings (loss) per share:
Basic	$1.60	$(1.78)
Diluted	$1.58	$(1.78)

Shares used in computing earnings per share:
Basic	94.0	93.7
Diluted	94.8	93.7

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended December 31,
(in millions)	2020	2019
Net income (loss)	$173	$(142)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	72	59
Realized and unrealized gains (losses) on derivatives	28	15
Other comprehensive income (loss)	100	74
Total comprehensive income (loss)	273	(68)
Comprehensive income (loss) attributable to noncontrolling interests	40	34
Comprehensive income (loss) attributable to Adient	$233	$(102)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	December 31, 2020	September 30, 2020
Assets
Cash and cash equivalents	$1,820	$1,692
Accounts receivable - net	1,432	1,641
Inventories	711	685
Assets held for sale	57	43
Other current assets	476	421
Current assets	4,496	4,482
Property, plant and equipment - net	1,606	1,581
Goodwill	2,109	2,057
Other intangible assets - net	445	443
Investments in partially-owned affiliates	838	707
Assets held for sale	27	27
Other noncurrent assets	1,023	964
Total assets	$10,544	$10,261
Liabilities and Shareholders' Equity
Short-term debt	$11	$202
Current portion of long-term debt	8	8
Accounts payable	2,228	2,179
Accrued compensation and benefits	352	374
Liabilities held for sale	59	46
Restructuring reserve	194	237
Other current liabilities	732	773
Current liabilities	3,584	3,819
Long-term debt	4,342	4,097
Pension and postretirement benefits	143	145
Other noncurrent liabilities	636	622
Long-term liabilities	5,121	4,864
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	42	43
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at December 31, 2020	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 94,041,202 shares issued and outstanding at December 31, 2020	—	—
Additional paid-in capital	3,980	3,974
Accumulated deficit	(1,946)	(2,096)
Accumulated other comprehensive income (loss)	(582)	(665)
Shareholders' equity attributable to Adient	1,452	1,213
Noncontrolling interests	345	322
Total shareholders' equity	1,797	1,535
Total liabilities and shareholders' equity	$10,544	$10,261

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended December 31,
(in millions)	2020	2019
Operating Activities
Net income (loss) attributable to Adient	$150	$(167)
Income attributable to noncontrolling interests	23	25
Net income (loss)	173	(142)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	70	75
Amortization of intangibles	10	9
Pension and postretirement contributions, net	(9)	(4)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $1 and $1, respectively)	(96)	(102)
Impairment of nonconsolidated partially-owned affiliate	—	216
Deferred income taxes	(2)	(5)
Non-cash impairment charges	6	—
Loss on divestitures - net	—	25
Equity-based compensation	13	4
Other	(3)	3
Changes in assets and liabilities:
Receivables	246	395
Inventories	(6)	23
Other assets	(78)	(2)
Restructuring reserves	(53)	(18)
Accounts payable and accrued liabilities	(84)	(267)
Accrued income taxes	44	29
Cash provided (used) by operating activities	231	239
Investing Activities
Capital expenditures	(71)	(91)
Sale of property, plant and equipment	10	—
Changes in long-term investments	—	(37)
Cash provided (used) by investing activities	(61)	(128)
Financing Activities
Increase (decrease) in short-term debt	3	(17)
Repayment of long-term debt	(18)	(2)
Dividends paid to noncontrolling interests	(52)	(54)
Other	(1)	(1)
Cash provided (used) by financing activities	(68)	(74)
Effect of exchange rate changes on cash and cash equivalents	25	4
Increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	127	41
Change in cash classified within current assets held for sale	1	—
Increase (decrease) in cash and cash equivalents	128	41
Cash and cash equivalents at beginning of period	1,692	924
Cash and cash equivalents at end of period	$1,820	$965

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

Basis of Presentation
The consolidated financial statements of Adient have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). During fiscal 2020, Adient faced an unprecedented situation with the coronavirus pandemic identified in late 2019 ("COVID-19") and the related significant interruption it had on Adient's operations. Adient's China facilities (including both consolidated and non-consolidated joint ventures) were effectively shut down during the lunar New Year festival (at the end of January 2020) and did not return to operations until the end of March 2020. Beginning in late March 2020, Adient experienced the shutdown of effectively all of its facilities in the Americas and European regions coinciding with the shutdown of its customer facilities in those regions. Adient also experienced the shutdown of approximately 50% of its plants in Asia (outside China) during late March and early April. During May and June 2020, production started to resume in the Americas, European and Asia (outside China) regions concurrent with Adient's customers resuming operations and production continued to ramp up throughout Adient’s fiscal fourth quarter of fiscal 2020 in all regions in line with customer production. Virtually all of Adient's plants have resumed production by December 31, 2020.

Principles of Consolidation
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended December 31, 2020, and September 30, 2020, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	December 31, 2020	September 30, 2020
Current assets	$211	$217
Noncurrent assets	78	74
Total assets	$289	$291

Current liabilities	$176	$204
Noncurrent liabilities	10	10
Total liabilities	$186	$214

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended December 31,
(in millions, except per share data)	2020	2019
Numerator:
Net income (loss) attributable to Adient	$150	$(167)

Denominator:
Shares outstanding	94.0	93.7
Effect of dilutive securities	0.8	—
Diluted shares	94.8	93.7

Earnings (loss) per share:
Basic	$1.60	$(1.78)
Diluted	$1.58	$(1.78)

Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share for the three months ended December 31, 2019, which is a result of all periods presented being in a loss position.

New Accounting Pronouncements

Standards Adopted During Fiscal 2021

On October 1, 2020, Adient adopted Accounting Standards Codification 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts. Available-for-sale debt securities with unrealized losses will now be recorded through an allowance for credit losses. The adoption of this guidance on October 1, 2020 did not significantly impact Adient's consolidated financial statements for the three months ended December 31, 2020.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The amendments with respect to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented. The adoption of this guidance on October 1, 2020 did not significantly impact Adient's consolidated financial statements for the three months ended December 31, 2020.

ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, affects reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation - Overall. The adoption of this guidance on October 1, 2020 did not significantly impact Adient's consolidated financial statements for the three months ended December 31, 2020.

Adient plc | Form 10-Q | 8

Standards Effective After Fiscal 2021

Adient has considered the ASUs summarized below, effective after fiscal 2020, none of which is expected to significantly impact the consolidated financial statements:

Standard Adopted	Description	Date Effective
ASU 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)
ASU 20218-14 eliminates, adds, and modifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance is to be applied on a retrospective basis.
October 1, 2021
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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contracts assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities were identified at September 30, 2020 or at December 31, 2020. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to
Adient plc | Form 10-Q | 9

consolidated financial statements for disaggregated revenue by geographical market.

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

On January 31, 2020 (as amended on June 24, 2020), Adient, Yanfeng Automotive Trim Systems Company Ltd. (“Yanfeng”), Adient Yanfeng Seating Mechanisms Co., Ltd. (“AYM”), a joint venture owned, directly or indirectly, by Yanfeng (50%) and Adient (50%), Yanfeng Adient Seating Co., Ltd. (“YFAS”), a joint venture owned, directly or indirectly, by Yanfeng (50.01%) and Adient (49.99%) and Yanfeng Global Automotive Interior Systems Co. ("YFAI"), a joint venture owned, directly or indirectly, by Yanfeng (70%) and Adient (30%), entered into a Master Agreement (the “Agreement”, collectively referred to as “Yanfeng transaction”), pursuant to which the parties have agreed, among other things, that:

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
Adient plc | Form 10-Q | 10

ongoing impacts of the COVID-19 pandemic. The terms of the Master Agreement as described above are consistent with non-binding terms reached in December 2019.

As a result of the January 31, 2020 agreement, as amended on June 24, 2020, described above, Adient concluded that indicators of other-than-temporary impairment were present related to the investment in YFAI as of December 31, 2019, June 30, 2020 and upon closing. Upon entering into a formal agreement to sell the YFAI investment, Adient determined that other-than-temporary impairment did exist and recorded a $216 million non-cash impairment of Adient's YFAI investment during the quarter ended December 31, 2019. As a result of the June 24, 2020 modifications to the agreement described above, Adient recorded $6 million of additional non-cash impairment of Adient's YFAI investment during the quarter ended June 30, 2020. Upon closing of the transaction, an additional $9 million of impairment was recorded due to receipt of proceeds in U.S. dollars. The impairments were determined based on combining the fair value of consideration received for all transactions contemplated within the Master Agreement, including an estimated fair value of the YFAS joint venture extension, and allocating the total consideration received to the individual transactions based on relative fair values. Adient estimated the fair value of the individual transactions using both an income approach and market approach. The inputs utilized in the fair value analyses of the transactions are classified as level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consisted of expected future operating margins and cash flows of YFAI, estimated production volumes, estimated dividend payments from YFAS over the extension period, estimated terminal values of YFAS, market comparables, weighted-average costs of capital (YFAI - 15.0%, YFAS - 10.5%), and noncontrolling interest discounts. As a result of the pending divestiture of the YFAI investment and the corresponding impairment, Adient ceased recognizing equity income from YFAI subsequent to December 31, 2019 (YFAI equity income was $40 million in fiscal year 2019). In addition, upon the closing of the transaction, an intangible asset of $92 million was recorded associated with the YFAS joint venture extension to be amortized over the 18-year term of the extension.

On September 30, 2020, Adient closed on the sale of its automotive fabrics manufacturing business including the lamination business to Sage Automotive Interiors for net proceeds of approximately $170 million, net of $4 million of cash divested within the business. Proceeds from the transaction are expected to be used by Adient for general corporate purposes or to potentially pay down a portion of Adient's debt subject to the ongoing impact of the COVID-19 pandemic. A minimal gain was recorded as a result of the transaction after allocating $80 million of goodwill to the disposed business. The sale transaction included 11 facilities globally with the majority located in EMEA and approximately 1,300 employees. For fiscal years 2020 and 2019, the fabrics manufacturing business recorded $99 million and $130 million of third party sales and a nominal amount and $8 million of pre-tax income, respectively.

All of the divestiture transactions described above align with Adient's strategy of focusing on its core, high-volume seating business.

Assets held for sale

During the first quarter of fiscal 2021, Adient committed to a plan to sell certain assets in France. As a result, these assets were classified as assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value. Adient recorded an impairment charge of $6 million within restructuring and impairment costs on the consolidated statement of income (loss) during the current quarter. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

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

Adient plc | Form 10-Q | 11

4. Inventories

Inventories consisted of the following:

(in millions)	December 31, 2020	September 30, 2020
Raw materials and supplies	$539	$530
Work-in-process	26	22
Finished goods	146	133
Inventories	$711	$685

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2020	$606	$368	$1,083	$2,057
Currency translation and other	2	20	30	52
Balance at December 31, 2020	$608	$388	$1,113	$2,109

Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for more information on Adient's reportable segments.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	December 31, 2020			September 30, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$28	$(19)	$9	$27	$(19)	$8
Customer relationships	439	(115)	324	424	(103)	321
Trademarks	43	(29)	14	41	(27)	14
Miscellaneous	110	(12)	98	110	(10)	100
Total intangible assets	$620	$(175)	$445	$602	$(159)	$443

Amortization of other intangible assets for the three months ended December 31, 2020 and 2019 was $10 million and $9 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	Three Months Ended December 31,
(in millions)	2020	2019
Balance at beginning of period	$24	$22
Accruals for warranties issued during the period	3	4
Changes in accruals related to pre-existing warranties (including changes in estimates)	(1)	(1)
Settlements made (in cash or in kind) during the period	(2)	(2)
Balance at end of period	$24	$23

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

The components of lease costs included in the consolidated statement of income (loss) for the three months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,
(in millions)	2020	2019
Operating lease cost	$30	$33
Short-term lease cost	6	5
Total lease cost	$36	$38

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

(in millions)		December 31, 2020	September 30, 2020
Operating lease right-of-use assets	Other noncurrent assets	$332	$334

Operating lease liabilities - current	Other current liabilities	$95	$95
Operating lease liabilities - noncurrent	Other noncurrent liabilities	243	244
		$338	$339

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2020 were as follows:

Adient plc | Form 10-Q | 13

Operating leases
Fiscal years (in millions)	December 31, 2020
2021 (excluding the three months ended December 31, 2020)	$104
2022	82
2023	64
2024	45
2025	34
Thereafter	60
Total lease payments	389
Less: imputed interest	(51)
Present value of lease liabilities	$338

Supplemental cash flow information related to leases was as follows:

	Three Months Ended December 31,
(in millions)	2020	2019
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$24	$12

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$29	$32

The weighted average remaining lease term for Adient's operating leases as of December 31, 2020 was 5 years. The weighted average discount rate for Adient's operating leases as of December 31, 2020 was 5.9%.
Adient plc | Form 10-Q | 14

8. Debt and Financing Arrangements

Debt consisted of the following:

(in millions)	December 31, 2020	September 30, 2020
Long-term debt:
Term Loan B - LIBOR plus 4.25% due in 2024	$788	$790
4.875% Notes due in 2026	797	797
3.50% Notes due in 2024	1,230	1,173
7.00% Notes due in 2026	800	800
9.00% Notes due in 2025	600	600
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	187	—
Less: debt issuance costs	(52)	(55)
Gross long-term debt	4,350	4,105
Less: current portion	8	8
Net long-term debt	$4,342	$4,097

Short-term debt:
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	$—	$194
Other bank borrowings	11	8
Total short-term debt	$11	$202

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. As of December 31, 2020, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $930 million (net of $134 million of letters of credit).
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

Adient plc | Form 10-Q | 15

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

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, maintains $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. During the fourth quarter of fiscal 2020, Adient redeemed $103 million of face value of these notes, resulting in a remaining balance of $797 million as of September 30, 2020. AGH also maintains €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024.

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €152 million in an unsecured term loan from the European Investment Bank ("EIB") due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points. Adient is compliant with the net leverage ratio of 5.00x at December 31, 2020 and expects to be compliant for the foreseeable future, and has therefore classified this loan as long-term at December 31, 2020. During the first quarter of fiscal 2021, Adient repaid $16 million of the EIB loan, triggered in part by the redemption of debt in the prior year.

On April 20, 2020, Adient US issued $600 million (net proceeds of $591 million) aggregate principal amount of 9.00% Senior First Lien Notes due 2025. These notes will mature on April 15, 2025, provided that if Adient Global Holdings Ltd (“AGH”) has not refinanced (or otherwise redeemed) in whole its outstanding 3.50% unsecured notes due 2024 or any refinancing indebtedness thereof that matures earlier than 91 days prior to the maturity date of the Senior First Lien Notes due 2025 on or prior to May 15, 2024, these notes will mature on May 15, 2024. Interest on these notes is due on April 15 and October 15 each year, beginning on October 15, 2020. These notes contain covenants that are usual and customary, similar to the covenants on the Senior First Lien Notes due 2026 as described above. Adient incurred $10 million of debt issuance cost associated with this new debt in fiscal 2020.

Net Financing Charges

Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended December 31,
(in millions)	2020	2019
Interest expense, net of capitalized interest costs	$59	$48
Banking fees and debt issuance cost amortization	3	4
Interest income	(2)	(4)
Net foreign exchange	(1)	—
Net financing charges	$59	$48

Adient plc | Form 10-Q | 16

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2020 and September 30, 2020, respectively.
As of December 31, 2020, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
Adient entered into a cross-currency interest rate swap during fiscal 2019 to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swap is reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Japan. As of December 31, 2020, Adient had one cross-currency interest rate swap outstanding totaling approximately ¥11 billion designated as a net investment hedge in Adient's net investment in Japan.

Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Adient's Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of December 31, 2020, Adient had two outstanding interest rate caps with total notional amount of approximately $200 million.

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

Adient plc | Form 10-Q | 17

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	December 31, 2020	September 30, 2020	December 31, 2020	September 30, 2020
Other current assets
Foreign currency exchange derivatives	$15	$5	$3	$—
Other noncurrent assets
Foreign currency exchange derivatives	2	—	—	—
Interest rate cap	—	—	—	—
Total assets	$17	$5	$3	$—

Other current liabilities
Foreign currency exchange derivatives	$15	$34	$—	$—
Cross-currency interest rate swaps	3	1
Other noncurrent liabilities
Foreign currency exchange derivatives	1	5	—	—
Long-term debt
Foreign currency denominated debt	1,230	1,173	—	—
Total liabilities	$1,249	$1,213	$—	$—

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of December 31, 2020 and September 30, 2020, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	December 31, 2020	September 30, 2020	December 31, 2020	September 30, 2020
Gross amount recognized	$20	$5	$1,249	$1,213
Gross amount eligible for offsetting	(11)	(5)	(11)	(5)
Net amount	$9	$—	$1,238	$1,208

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Three Months Ended December 31,
(in millions)	2020	2019
Foreign currency exchange derivatives	$30	$22

Adient plc | Form 10-Q | 18

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended December 31,
		2020	2019
Foreign currency exchange derivatives	Cost of sales	$(5)	$2

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended December 31,
		2020	2019
Foreign currency exchange derivatives	Cost of sales	$—	$(1)
Foreign currency exchange derivatives	Net financing charges	2	—
Total		$2	$(1)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $(58) million and $(29) million for the three months ended December 31, 2020 and 2019, respectively. For the three months ended December 31, 2020 and 2019, respectively, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges. There was no ineffectiveness on cash flow hedges during the three months ended December 31, 2020 and 2019.

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
Adient plc | Form 10-Q | 19

Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$18	$—	$18	$—
Other noncurrent assets
Foreign currency exchange derivatives	2	—	2	—
Interest rate cap	—	—	—	—
Total assets	$20	$—	$20	$—
Other current liabilities
Foreign currency exchange derivatives	$15	$—	$15	$—
Cross-currency interest rate swaps	3	—	3	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	—	1	—
Total liabilities	$19	$—	$19	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$5	$—	$5	$—
Other noncurrent assets
Interest rate cap	—	—	—	—
Total assets	$5	$—	$5	$—
Other current liabilities
Foreign currency exchange derivatives	$34	$—	$34	$—
Cross-currency interest rate swaps	1	—	1	—
Other noncurrent liabilities
Foreign currency exchange derivatives	5	—	5	—
Total liabilities	$40	$—	$40	$—

Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2020 and September 30, 2020, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.
Adient plc | Form 10-Q | 20

Cross-currency interest rate swaps Adient determines the fair value of a cross-currency interest rate swap contract using a market approach which is based on quoted market price for similar instruments in markets. All significant inputs are corroborated by observable market data for the term of such a contract. Adient selectively uses cross-currency interest rate swaps to hedge portions of its net investments. As of December 31, 2020, Adient had one ¥11 billion cross-currency interest rate swap outstanding.

Interest rate caps Adient determines the fair value of an interest rate cap contract using a market approach which is based on quoted market price for identical or similar instruments in markets. All significant inputs are corroborated by observable market data for the term of such a contract. Adient selectively uses interest rate caps to limit the impact of floating rate interest payment increases on its Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of December 31, 2020, Adient had two interest rate caps outstanding totaling approximately $200 million.
The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $4.5 billion and $4.1 billion at December 31, 2020 and September 30, 2020, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Equity and Noncontrolling Interests

For the three months ended December 31, 2020:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2020	$—	$3,974	$(2,096)	$(665)	$1,213	$322	$1,535
Net income (loss)	—	—	150	—	150	17	167
Foreign currency translation adjustments	—	—	—	55	55	10	65
Realized and unrealized gains (losses) on derivatives	—	—	—	28	28	—	28
Dividends attributable to noncontrolling interests	—	—	—	—	—	(4)	(4)
Share based compensation	—	8	—	—	8	—	8
Other	—	(2)	—	—	(2)	—	(2)
Balance at December 31, 2020	$—	$3,980	$(1,946)	$(582)	$1,452	$345	$1,797

Adient plc | Form 10-Q | 21

For the three months ended December 31, 2019:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2019	$—	$3,962	$(1,545)	$(569)	$1,848	$341	$2,189
Net income (loss)	—	—	(167)	—	(167)	18	(149)
Foreign currency translation adjustments	—	—	—	50	50	6	56
Realized and unrealized gains (losses) on derivatives	—	—	—	15	15	—	15
Dividends attributable to noncontrolling interests	—	—	—	—	—	(6)	(6)
Change in noncontrolling interest share		—	—	—		(18)	(18)
Share based compensation	—	3	—	—	3	—	3
Adjustments from adoption of a new standard		—	(4)	—	(4)	—	(4)
Other	—	(2)	—	—	(2)	—	(2)
Balance at December 31, 2019	$—	$3,963	$(1,716)	$(504)	$1,743	$341	$2,084

The deconsolidation of Adient Aerospace in the quarter ended December 31, 2019 resulted in a $18 million change in noncontrolling interest.

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended December 31,
(in millions)	2020	2019
Foreign currency translation adjustments
Balance at beginning of period	$(634)	$(558)
Aggregate adjustment for the period, net of tax	55	50
Balance at end of period	$(579)	$(508)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$(28)	$(8)
Current period changes in fair value, net of tax	25	17
Reclassification to income, net of tax	3	(2)
Balance at end of period	$—	$7
Pension and postretirement plans
Balance at beginning of period	$(3)	$(3)
Balance at end of period	$(3)	$(3)
Accumulated other comprehensive income (loss), end of period	$(582)	$(504)

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

Adient plc | Form 10-Q | 22

	Three Months Ended December 31,
(in millions)	2020	2019
Beginning balance	$43	$51
Net income	6	7
Foreign currency translation adjustments	7	3
Dividends	(14)	(23)
Ending balance	$42	$38

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended December 31,
(in millions)	2020	2019
Service cost	$2	$2
Interest cost	2	3
Expected return on plan assets	(4)	(5)
Net periodic benefit cost	$—	$—

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

During the first quarter of 2021, Adient committed to a restructuring plan ("2021 Plan") of $3 million that was offset by $2 million of prior year underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and lease contract terminations in EMEA. The restructuring actions are expected to be substantially completed by fiscal 2021.

During fiscal 2020, Adient committed to a restructuring plan ("2020 Plan") of $205 million. Of the restructuring costs recorded, $20 million relates to the Americas segment, $175 million relates to the EMEA segment and $10 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. Also recorded in fiscal 2020 was $20 million of underspend related to prior year plan reserves. The restructuring actions are expected to be substantially completed by fiscal 2022.

Adient plc | Form 10-Q | 23

The following table summarizes the changes in Adient's 2020 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Balance at September 30, 2020	$168	$—	$1	$169
Utilized—cash	(37)	—	—	(37)
Noncash adjustment—other	—	(2)	7	5
Balance at December 31, 2020	$131	$(2)	$8	$137

The following table summarizes the changes in Adient's 2019 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Balance at September 30, 2020	$32	$3	$—	$35
Utilized—cash	(10)	—	—	(10)
Noncash adjustment—underspend	—	—	2	2
Balance at December 31, 2020	$22	$3	$2	$27

There were no material changes during fiscal 2021 to the 2018, 2017 and 2016 Plan's reserve balances at December 31, 2020 of $5 million, $3 million, and $19 million, respectively.

Adient's fiscal 2021, 2020, 2019, 2018, 2017 and 2016 restructuring plans include workforce reductions of approximately 17,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2020, approximately 12,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-three plant closures. As of December 31, 2020, seventeen of the twenty-three plants have been closed.

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

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended December 31, 2020 Adient’s income tax expense was $52 million equating to an effective tax rate of 23%. The income tax expense was higher than the statutory rate impact of 12.5% primarily due to foreign tax rate differentials and the inability to record a tax benefit for losses in jurisdictions with valuation allowances. For the three months ended December 31, 2019, Adient’s income tax expense was $54 million equating to an effective tax rate of (61)%. The income tax expense was higher than the statutory rate impact of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset with a tax benefit related to the impairment of Adient’s YFAI investment

Adient plc | Form 10-Q | 24

Valuation Allowances

As a result of the Company's first quarter fiscal 2021 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.

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

Uncertain Tax Positions

At December 31, 2020, Adient had gross tax effected unrecognized tax benefits of $506 million. If recognized, $144 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at December 31, 2020 was approximately $17 million (net of tax benefit). The interest and penalties accrued for the three months ended December 31, 2020 was $1 million. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Impacts of Tax Legislation and Change in Statutory Tax Rates

Tax legislation was adopted during the quarter in various jurisdictions, which did not have a material impact on Adient’s consolidated financial statements.

Other Tax Matters

During the first quarter of fiscal 2021, Adient recognized an $8 million pre-tax gain related to Brazil indirect tax recoveries. The tax expense associated with this gain was $3 million.

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
Adient plc | Form 10-Q | 25

	Three Months Ended December 31,
(in millions)	2020	2019
Net Sales
Americas	$1,737	$1,859
EMEA	1,604	1,564
Asia	554	572
Eliminations	(47)	(59)
Total net sales	$3,848	$3,936

	Three Months Ended December 31,
(in millions)	2020	2019
Adjusted EBITDA
Americas	$132	$94
EMEA	114	49
Asia	151	177
Corporate-related costs (1)	(19)	(23)
Restructuring and impairment costs (2)	(7)	(2)
Purchase accounting amortization (3)	(11)	(10)
Restructuring related charges (4)	(4)	(5)
Loss on business divestitures - net (5)	—	(25)
Impairment of nonconsolidated partially-owned affiliate (6)	—	(216)
Depreciation	(70)	(75)
Stock based compensation	(13)	(4)
Other items (7)	9	(2)
Earnings (loss) before interest and income taxes	282	(42)
Net financing charges	(59)	(48)
Other pension income (expense)	2	2
Income (loss) before income taxes	$225	$(88)

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. During the three months ended December 31, 2020, a held-for-sale impairment charge of $6 million was recorded in EMEA.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) The three months ended December 31, 2019 reflects losses on business divestitures, of which $4 million is related to the deconsolidation of Adient Aerospace, and $21 million is the result of the sale of the RECARO automotive high performance seating systems.
(6) The three months ended December 31, 2019 reflects the non-cash impairment of Adient's YFAI investment as described in Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements.
Adient plc | Form 10-Q | 26

(7) The three months ended December 31, 2020 reflects a one-time gain of $8 million associated with the retrospective recovery of indirect tax credits in Brazil resulting from a favorable court ruling, a $5 million gain on previously held interest at YFAS in an affiliate, and $4 million of transaction costs. The three months ended December 31, 2019 includes $1 million of transaction costs and $1 million of tax adjustments at YFAI.

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended December 31,
(in millions)	2020	2019
Americas
United States	$1,548	$1,567
Mexico	641	613
Other Americas	92	123
Regional elimination	(544)	(444)
	1,737	1,859
EMEA
Germany	314	321
Czech Republic	338	336
Other EMEA	1,385	1,337
Regional elimination	(433)	(430)
	1,604	1,564
Asia
Thailand	105	133
China	189	160
Japan	89	122
Other Asia	177	159
Regional elimination	(6)	(2)
	554	572

Inter-segment elimination	(47)	(59)

Total	$3,848	$3,936

Adient plc | Form 10-Q | 27

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of December 31, 2020 and September 30, 2020. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income (loss)" line in the consolidated statements of income (loss) for the three months ended December 31, 2020 and 2019, respectively.

Adient maintains total investments in partially-owned affiliates of $0.8 billion and $0.7 billion at December 31, 2020 and September 30, 2020, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Three Months Ended December 31,
(in millions)	2020	2019
Income statement data:
Net sales	$2,625	$4,243
Gross profit	$319	$512
Net income	$211	$243
Net income attributable to the entity	$210	$239

Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for prior year transactions regarding certain of Adient's investments in partially-owned affiliates.

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $10 million and $10 million at December 31, 2020 and September 30, 2020, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

Adient plc | Form 10-Q | 28

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended December 31,
(in millions)		2020	2019
Net sales to related parties	Net sales	$70	$99
Purchases from related parties	Cost of sales	146	177

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		December 31, 2020	September 30, 2020
Accounts receivable due from related parties	Accounts receivable	$44	$49
Accounts payable due to related parties	Accounts payable	84	105

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-Q | 29

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on Adient and its customers, suppliers, joint venture partners and other parties, the ability of Adient to execute its turnaround plan, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to meet debt service requirements, the terms of financing, the impact of tax reform legislation through the Tax Cuts and Jobs Act and/ or under a new U.S. presidential administration, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations including as may be impacted by the change in U.S. presidential administration, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, changes in consumer demand, work stoppages and similar events, global climate change and related emphasis on ESG matters by various stakeholders, energy and commodity prices, the availability of raw materials and component products, currency exchange rates and cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part II, Other Information - Item 1A of this report, as well as in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within this report as well as within Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Adient plc | Form 10-Q | 30

On-Going Impact of COVID-19

The impact of COVID-19, and related mutations, continues to be present throughout the world, including in all global and regional markets served by Adient. Although vaccines are being introduced that are expected to have the result of reducing the effect of COVID-19 and COVID-19 has waned in certain geographic areas, governmental authorities continue to implement numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. Adient's manufacturing facilities are located in areas that continue to be affected by the pandemic.

As previously disclosed, beginning at the end of January 2020 and continuing through June 2020, Adient experienced the shutdown of its facilities in all geographic regions (Asia, Americas and EMEA) at various points in time. Production finally started to resume in all regions and continued to ramp up through Adient’s fiscal fourth quarter, and as of December 31, 2020, virtually all of Adient's plants have resumed production.

It is possible that the global automotive industry will experience significantly lower demand for new vehicle sales over the long-term as a result of the global economic slowdown caused by the COVID-19 pandemic because new vehicle sales are highly dependent on strong consumer confidence and low unemployment. Until consumers regain confidence in the markets and unemployment returns to lower levels, new vehicle sales could be significantly lower than historical and previously projected pre-pandemic sales levels.

Throughout fiscal year 2020 and into fiscal year 2021 Adient continues to actively monitor the threat and impacts of COVID-19. Adient has taken, and continues to take, steps to mitigate the potential risks to the Company posed by COVID-19 and its impacts. In addition, Adient continues to assess and update its business continuity plans in the context of this pandemic, including analyzing constraints at its suppliers, particularly labor-related shortages. Adient has taken precautions to help keep its workforce healthy and safe, including establishing a Global Response Team, implementing strict travel restrictions, enforcing rigorous hygiene protocols, increasing sanitization efforts at all facilities, enacting visitor restrictions, social distancing, face covering expectations, and temperature and health screenings and implementing remote working arrangements for the vast majority of Adient's employees who work outside the plants.

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

In addition to the significant measures taken to reduce and contain costs, Adient took actions to provide additional liquidity, primarily including the draw down on its ABL revolving credit facility of $825 million at the end of March 2020 and the issuance of $600 million of senior secured notes due 2025 on April 20, 2020. Adient's ability to borrow against the ABL revolving credit facility is limited to its borrowing base, which consists primarily of accounts receivable, inventory and certain cash account balances at certain Adient subsidiaries. Adient repaid $825 million of the ABL revolving credit facility during the third and fourth quarters of fiscal 2020 and maintains $930 million of availability under the ABL revolving credit facility as of December 31, 2020.

The automotive production shutdown in fiscal 2020 also significantly impacted Adient’s daily working capital. During the third quarter of fiscal 2020, Adient experienced significantly lower trade working capital balances (accounts receivable, inventory and accounts payable) due to the shutdown of production in the early part of the third quarter and resumption of production only toward the latter part of the quarter. Trade working capital was favorably impacted during the early part of the third quarter but was more than offset by the unfavorable impact to trade working capital during the latter part of the quarter. The resumption of production in the fourth quarter of fiscal 2020 had a favorable impact to trade working capital as Adient returned to a more stabilized production run rate.

Adient has also pursued, wherever it qualifies, governmental assistance. For example, Adient has been deferring the employer portion of FICA until fiscal 2021 or beyond and deferring VAT payments. Adient is seeking to take advantage of all such
Adient plc | Form 10-Q | 31

assistance to either defer payments to government authorities or to receive cash to help defray operating costs. Adient cannot guarantee that it will continue to qualify for, or receive any of, the assistance that it is pursuing.

The spread of COVID-19 and the measures taken to restrain the spread of the virus have had, and may continue to have, a material negative impact on Adient's financial results and liquidity, and such negative impact may continue well beyond the containment of COVID-19 through the results of widespread use of the vaccine or otherwise. Adient cannot assure that the assumptions used to estimate its liquidity requirements will be correct because it has never previously experienced such a widespread cessation of its operations as it experienced during fiscal year 2020, and it is unclear what the lasting impacts of the slowdown in the automotive industry will be. In addition, the magnitude, duration, speed and potential resurgence or surges of the global pandemic are all uncertain. Consequently, the impact of the pandemic and its myriad of effects on Adient's business, financial condition or longer-term financial or operational results remain uncertain. Based on the actions it has taken and its current assumptions regarding the impact of COVID-19, Adient believes that its current financial resources will be sufficient to fund the company's liquidity requirements for at least the next twelve months.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During fiscal 2020, automotive production across the globe declined due to the economic slow down resulting from the COVID-19 pandemic. During the first quarter of fiscal 2021, automotive production has largely resumed at levels consistent with prior year.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended December 31,
(units in millions)	2020	Change	2019
Global	23.1	2.7%	22.5
North America	3.9	2.6%	3.8
South America	0.8	—%	0.8
Europe	5.3	1.9%	5.2
China	7.8	5.4%	7.4
Asia, excluding China, and Other	5.3	—%	5.3

Source: IHS Automotive, January 2021

Financial Results Summary
Significant aspects of Adient's financial results for the first quarter of fiscal 2021 include the following:
•Adient recorded net sales of $3,848 million for the first quarter of fiscal 2021, representing a decrease of $88 million or 2% when compared to the first quarter of fiscal 2020. The decrease in net sales is attributable to prior year divestitures primarily consisting of the RECARO and fabrics businesses, lower volumes in Americas resulting from the timing of new program launches, and lower volumes in Asia resulting from reduced exports in Japan and Thailand, partially offset by the favorable impact of foreign currencies, favorable commercial settlements in Americas and EMEA, and higher volumes in EMEA.
•Gross profit was $341 million, or 8.9% of net sales for the first quarter of fiscal 2021 compared to $263 million, or 6.7% of net sales for the first quarter of fiscal 2020. Profitability, including gross profit as a percentage of net sales, was higher due to operational performance improvements including higher levels of launch efficiencies and lower operational waste and freight cost, and favorable commercial settlements, partially offset by unfavorable material economics, net of recoveries.
•Equity income was $97 million for the first quarter of fiscal 2021, compared to $(113) million for the first quarter of fiscal 2020. The increase is primarily attributable to the prior year impact of a $216 million non-cash impairment of Adient's YFAI investment, and a one-time gain on previously held interest by YFAS in an affiliate ($5 million) in the current quarter, partially offset by the impact of the divestiture of YFAI ($18 million) which was completed during fiscal 2020.

Adient plc | Form 10-Q | 32

•Net income attributable to Adient was $150 million for the first quarter of fiscal 2021, compared to $167 million of net loss attributable to Adient for the first quarter of fiscal 2020. The higher level of income in the first quarter of fiscal 2021 is primarily attributable to operational performance improvements including higher levels of launch efficiencies and lower operational waste and freight cost, favorable commercial settlements, lower overall selling, general and administrative expense of $16 million, the impact of a $216 million non-cash impairment of Adient's YFAI investment in the prior year, a $21 million loss on the sale of the RECARO business in the prior year, a $4 million loss on the deconsolidation of Adient Aerospace in the prior year, partially offset by higher stock-based compensation costs and net financing charges.

Consolidated Results of Operations

	Three Months Ended December 31,
(in millions)	2020	Change	2019
Net sales	$3,848	-2%	$3,936
Cost of sales	3,507	-5%	3,673
Gross profit	341	30%	263
Selling, general and administrative expenses	149	-10%	165
Loss on business divestitures - net	—	n/a	25
Restructuring and impairment costs	7	250%	2
Equity income (loss)	97	> 100%	(113)
Earnings (loss) before interest and income taxes	282	> 100%	(42)
Net financing charges	59	23%	48
Other pension expense (income)	(2)	—%	(2)
Income (loss) before income taxes	225	> 100%	(88)
Income tax provision (benefit)	52	-4%	54
Net income (loss)	173	> 100%	(142)
Income (loss) attributable to noncontrolling interests	23	-8%	25
Net income (loss) attributable to Adient	$150	> 100%	$(167)

Net Sales

	Three Months Ended December 31,
(in millions)	2020	Change	2019
Net sales	$3,848	-2%	$3,936

Net sales decreased by $88 million, or 2%, in the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020 primarily due to lower volumes in Americas and Asia, the impact of prior year divestitures primarily consisting of the RECARO and fabrics businesses ($73 million), and the unfavorable impact of material economics, partially offset by favorable commercial settlements ($20 million), higher volumes in EMEA and the favorable impact of foreign currency ($67 million) as U.S. dollar weakened against other major currencies. The timing of new program launches unfavorably impacted production volumes in Americas, while the decrease in Asia was primarily due to lower production volumes resulting from reduced exports in Japan and Thailand. Going forward, Adient is closely monitoring supply chain disruptions related to semiconductor shortages as well as material economics related to steel and chemical pricing in an effort to minimize the impact of such matters. Refer to the segment analysis below for a discussion of segment net sales.

Adient plc | Form 10-Q | 33

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2020	Change	2019
Cost of sales	$3,507	-5%	$3,673
Gross profit	$341	30%	$263
% of sales	8.9%		6.7%

Cost of sales decreased by $166 million, or 5%, and gross profit increased by $78 million, or 30%, in the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020. The year over year decrease in cost of sales was primarily due to the overall operational performance improvements including lower launch inefficiencies, reductions in operational waste and freight cost, the impact of prior year divestitures primarily consisting of the RECARO and fabrics businesses ($54 million), a one-time gain associated with retrospective recoveries of Brazil indirect tax credits ($8 million), and lower levels of net sales, partially offset by the unfavorable impact of foreign currency ($65 million). Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2020	Change	2019
Selling, general and administrative expenses	$149	-10%	$165
% of sales	3.9%		4.2%

Selling, general and administrative expenses (SG&A) decreased by $16 million, or 10% in the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020. The year over year decrease in SG&A is attributable to lower overall administrative and engineering spending ($22 million) including lower levels of certain compensation and discretionary spending which are not expected to recur as part of the annual SG&A run rate, prior year Adient Aerospace and RECARO administrative costs ($11 million), and lower depreciation expense ($2 million), partially offset by higher share based compensation expense ($9 million), higher transaction costs ($3 million), higher amortization expense ($1 million) and the unfavorable impact of foreign currency ($6 million). Refer to the segment analysis below for a discussion of segment profitability.

Loss on Business Divestitures - net

	Three Months Ended December 31,
(in millions)	2020	Change	2019
Loss on business divestitures - net	$—	n/a	$25

The loss on business divestitures for the first quarter of fiscal of 2020 is comprised of a $21 million loss on the sale of RECARO automotive high performance seating and a $4 million loss on the deconsolidation of Adient Aerospace. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for information related to these divestitures.

Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2020	Change	2019
Restructuring and impairment costs	$7	$—	$2

Restructuring and impairment costs were higher by $5 million during the first quarter of fiscal 2021 due primarily to a $6 million non-cash impairment charge related to a planned divestiture of a plant in France. Refer to Note 3, "Acquisitions and Divestitures," and Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.
Adient plc | Form 10-Q | 34

Equity Income (Loss)

	Three Months Ended December 31,
(in millions)	2020	Change	2019
Equity income (loss)	$97	> 100%	$(113)

Equity income was $97 million for the first quarter of fiscal 2021, compared to $113 million of loss in the first quarter of fiscal 2020. The increase is primarily attributable to the impact of a non-cash impairment of Adient's YFAI investment in the first quarter of fiscal 2020 ($216 million), a one-time gain on previously held interest at YFAS in an affiliate ($5 million) and the favorable impact of foreign currency ($7 million) in the current quarter, partially offset by the impact of the prior year divestiture of YFAI ($18 million) and prior year tax benefits at various affiliates that were not expected to recur ($10 million).

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2020	Change	2019
Net financing charges	$59	23%	$48

Net financing charges increased in the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020 as a result of higher levels of outstanding debt and higher average interest rates in the current quarter. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for information related to the components of Adient's net financing charges.

Other Pension Expense (Income)

	Three Months Ended December 31,
(in millions)	2020	Change	2019
Other pension expense (income)	$(2)	—%	$(2)

Other pension income remained consistent year over year. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended December 31,
(in millions)	2020	Change	2019
Income tax provision (benefit)	$52	-4%	$54

The first quarter of fiscal 2021 income tax expense of $52 million was higher than the statutory rate of 12.5% primarily due to foreign tax rate differentials and the inability to record a tax benefit for losses in jurisdictions with valuation allowances, and the additional expense resulting from the $8 million pre-tax gain associated with the indirect tax recoveries in Brazil. The first quarter of fiscal 2020 income tax expense of $54 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset with a $4 million tax benefit associated with the impairment of Adient's YFAI investment.

Adient plc | Form 10-Q | 35

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2020	Change	2019
Income (loss) attributable to noncontrolling interests	$23	-8%	$25

The decrease in income attributable to noncontrolling interests for the first quarter of fiscal 2021 when compared to the same period in the prior year was primarily attributable to lower income resulting from lower volumes at certain Seating affiliates in varying jurisdictions in the current periods.

Net Income (Loss) Attributable to Adient

	Three Months Ended December 31,
(in millions)	2020	Change	2019
Net income (loss) attributable to Adient	$150	> 100%	$(167)

Net income attributable to Adient was $150 million for the first quarter of fiscal 2021, compared to $167 million of net loss attributable to Adient for the first quarter of fiscal 2020. The higher level of income in the first quarter of fiscal 2021 is primarily attributable to operational performance improvements including lower levels of launch inefficiencies and lower operational waste and freight cost, favorable commercial settlements, lower overall SG&A of $16 million, the impact of a $216 million non-cash impairment of Adient's YFAI investment in the prior year, a $21 million loss on the sale of the RECARO business in the prior year, and a $4 million loss on the deconsolidation of Adient Aerospace in the prior year, partially offset by higher stock-based compensation costs and net financing charges.

Comprehensive Income (Loss) Attributable to Adient

	Three Months Ended December 31,
(in millions)	2020	Change	2019
Comprehensive income (loss) attributable to Adient	$233	> 100%	$(102)

Comprehensive income attributable to Adient was $233 million for the first quarter of fiscal 2021 compared to $102 million of comprehensive loss for the first quarter of fiscal 2020. The increase in comprehensive income attributable to Adient in the first quarter of fiscal 2021 is primarily due to higher net income ($315 million), the favorable impact in foreign currency translation adjustments ($13 million) resulting from the weakening of the U.S. dollar against other major currencies such as euro and Chinese yuan, favorable impact in realized and unrealized losses on derivatives ($13 million), partially offset by the increase in comprehensive income attributable to noncontrolling interests ($6 million).

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

The results presented below are not necessarily indicative of full-year results, particularly due to the on-going impacts of the COVID-19 pandemic that Adient is currently facing. Refer to the On-Going Impact of COVID-19 section earlier in Item 2. of
Adient plc | Form 10-Q | 36

this Report, and to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, for additional information related to the COVID-19 impacts on Adient.

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended December 31,
(in millions)	2020	2019
Net Sales
Americas	$1,737	$1,859
EMEA	1,604	1,564
Asia	554	572
Eliminations	(47)	(59)
Total net sales	$3,848	$3,936

	Three Months Ended December 31,
(in millions)	2020	2019
Adjusted EBITDA
Americas	$132	$94
EMEA	114	49
Asia	151	177
Corporate-related costs (1)	(19)	(23)
Restructuring and impairment costs (2)	(7)	(2)
Purchase accounting amortization (3)	(11)	(10)
Restructuring related charges (4)	(4)	(5)
Loss on business divestitures - net (5)	—	(25)
Impairment of nonconsolidated partially-owned affiliate (6)	—	(216)
Depreciation	(70)	(75)
Stock based compensation	(13)	(4)
Other items (7)	9	(2)
Earnings (loss) before interest and income taxes	282	(42)
Net financing charges	(59)	(48)
Other pension income (expense)	2	2
Income (loss) before income taxes	$225	$(88)

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. During the three months ended December 31, 2020, a held-for-sale impairment charge of $6 million was recorded in EMEA.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
Adient plc | Form 10-Q | 37

(5) The three months ended December 31, 2019 reflects losses on business divestitures, of which $4 million is related to the deconsolidation of Adient Aerospace, and $21 million is the result of the sale of the RECARO automotive high performance seating systems.
(6) The three months ended December 31, 2019 reflects the non-cash impairment of Adient's YFAI investment as described in Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements.
(7) The three months ended December 31, 2020 reflects a one-time gain of $8 million associated with the retrospective recovery of indirect tax credits in Brazil resulting from a favorable court ruling, a $5 million gain on previously held interest at YFAS in an affiliate, and $4 million of transaction costs. The three months ended December 31, 2019 includes $1 million of transaction costs and $1 million of tax adjustments at YFAI.

Americas

	Three Months Ended December 31,
(in millions)	2020	Change	2019
Net sales	$1,737	-7%	$1,859
Adjusted EBITDA	$132	40%	$94

Net sales decreased during the first quarter of fiscal 2021 by $122 million due to lower production volumes (despite the $55 million impact of the GM strike in the first quarter of fiscal 2020) resulting primarily from the timing of new program launches ($97 million), the impact of the prior year divestiture of RECARO ($10 million), the unfavorable impact of foreign currency ($22 million) and the unfavorable impact of material economics, net of recoveries ($7 million), partially offset by the impact of favorable commercial settlements and net pricing adjustments ($14 million). The Americas will continue to experience higher levels of new program launches in the remainder of fiscal 2021.

Adjusted EBITDA increased during the first quarter of fiscal 2021 by $38 million due to operational performance improvements including lower overhead and freight costs ($10 million), the impact of favorable commercial settlements and net pricing adjustments ($26 million, of which approximately $20 million are not expected to recur), lower administrative and engineering expense that includes the impact of the prior year divestiture of RECARO and lower levels of certain compensation and discretionary spending which are not expected to recur as part of the annual SG&A run rate ($2 million), favorable product mix ($4 million), and the favorable impact of foreign currency ($1 million), partially offset by the unfavorable net commodity pricing adjustments ($5 million).

EMEA

	Three Months Ended December 31,
(in millions)	2020	Change	2019
Net sales	$1,604	3%	$1,564
Adjusted EBITDA	$114	> 100%	$49

Net sales increased during the first quarter of fiscal 2021 by $40 million due primarily to the favorable impact of foreign currency ($69 million), higher production volumes ($6 million), the favorable impact of commercial settlements and net pricing adjustments ($14 million), partially offset by the impact of prior year divestitures primarily consisting of the RECARO and fabrics businesses ($49 million).

Adjusted EBITDA increased during the first quarter of fiscal 2021 by $65 million due to operational performance improvements including lower overhead and freight costs ($25 million), the impact of favorable commercial settlements and net pricing adjustments ($22 million), lower administrative and engineering expense ($19 million), and favorable product mix ($14 million), partially offset by the impact of prior year divestitures primarily consisting of the RECARO and fabrics businesses ($4 million), unfavorable impact of foreign currency ($6 million) and unfavorable net commodity pricing adjustments ($5 million).

Adient plc | Form 10-Q | 38

Asia

	Three Months Ended December 31,
(in millions)	2020	Change	2019
Net sales	$554	-3%	$572
Adjusted EBITDA	$151	-15%	$177

Net sales decreased during the first quarter of fiscal 2021 by $18 million due to lower overall production volumes in the region, primarily associated with export reductions in Japan and Thailand ($16 million), the impact of the prior year divestiture of RECARO ($14 million), the unfavorable impact of commercial settlements and net pricing adjustments ($8 million), partially offset by the favorable impact of foreign currency ($20 million).
Adjusted EBITDA decreased during the first quarter of fiscal 2021 by $26 million due primarily to lower equity income as a result of the prior year divestiture of YFAI ($18 million), prior year tax benefits at various affiliates that were not expected to recur ($10 million), lower production volumes primarily in Japan and Thailand ($11 million), the impact of the prior year divestiture of RECARO ($3 million), and prior year non-recurring favorable commercial settlements ($16 million), partially offset by operational performance improvements including lower overhead and freight cost ($11 million), lower administrative and engineering expense ($4 million), higher equity income resulting from operational performance improvements at various seating affiliates ($7 million), and the favorable impact of foreign currency ($10 million).

Liquidity and Capital Resources

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. As of December 31, 2020, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $930 million (net of $134 million of letters of credit).
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
Adient plc | Form 10-Q | 39

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

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, maintains $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. During the fourth quarter of fiscal 2020, Adient redeemed $103 million of face value of these notes, resulting in a remaining balance of $797 million as of September 30, 2020. AGH also maintains €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024.

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €152 million in an unsecured term loan from the European Investment Bank ("EIB") due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points. Adient is compliant with the net leverage ratio of 5.00x at December 31, 2020 and expects to be compliant for the foreseeable future, and has therefore classified this loan as long-term at December 31, 2020. During the first quarter of fiscal 2021, Adient repaid $16 million of the EIB loan, triggered in part by the redemption of debt in the prior year.

On April 20, 2020, Adient US issued $600 million (net proceeds of $591 million) aggregate principal amount of 9.00% Senior First Lien Notes due 2025. These notes will mature on April 15, 2025, provided that if Adient Global Holdings Ltd (“AGH”) has not refinanced (or otherwise redeemed) in whole its outstanding 3.50% unsecured notes due 2024 or any refinancing indebtedness thereof that matures earlier than 91 days prior to the maturity date of the Senior First Lien Notes due 2025 on or prior to May 15, 2024, these notes will mature on May 15, 2024. Interest on these notes is due on April 15 and October 15 each year, beginning on October 15, 2020. These notes contain covenants that are usual and customary, similar to the covenants on the Senior First Lien Notes due 2026 as described above. Adient incurred $10 million of debt issuance cost associated with this new debt in fiscal 2020.

As discussed in the On-Going Impact of COVID-19 section, the spread of COVID-19 and the measures taken to restrain the spread of the virus have had, and may continue to have, a material negative impact on Adient's financial results and liquidity, and such negative impact may continue well beyond the containment of such outbreak. Adient cannot assure that its assumptions used to estimate the liquidity requirements will be correct because it has never previously experienced such a widespread cessation of its operations as it experienced in the third quarter of fiscal 2020. In addition, the magnitude, duration, speed and potential resurgence of the global pandemic is uncertain. Consequently, the impact on Adient's business, financial condition or longer-term financial or operational results is uncertain. Based on the actions it has taken and its assumptions regarding the impact of COVID-19, Adient believes that its current financial resources will be sufficient to fund its liquidity requirements for at least the next twelve months.

Sources of Cash Flows

	Three Months Ended December 31,
(in millions)	2020	2019
Cash provided (used) by operating activities	$231	$239
Cash provided (used) by investing activities	(61)	(128)
Cash provided (used) by financing activities	(68)	(74)
Capital expenditures	(71)	(91)

Operating Cash Flows: Cash flows from operating activities decreased slightly year over year. Higher levels of net income in the first quarter of fiscal 2021 were offset by less favorable changes to working capital balances, impacted by higher levels of restructuring payments, higher levels of indirect tax payments, higher levels of interest payments and higher levels of inventory on hand.

Investing Cash Flows: The decrease in cash used by investing activities is primarily attributable to lower capital expenditures ($20 million) in the current quarter, proceeds of $10 million from the sale of assets in the current quarter, and $37 million cash outflow related to the deconsolidation of Adient Aerospace in the prior year. See below for more information on capital expenditures.

Adient plc | Form 10-Q | 40

Financing Cash Flows: Cash used by financing activities marginally decreased year over year, attributed to slightly higher levels of short term debt at December 31, 2021 based on local cash needs in various jurisdictions, offset by certain required repayments on the EIB loan in the first quarter of fiscal 2021.

Capital expenditures: Capital expenditures decreased year over year based on timing of program spend on product launches and continued tightening of controls around overall spending.

Working capital

(in millions)	December 31, 2020	September 30, 2020
Current assets	$4,496	$4,482
Current liabilities	3,584	3,819
Working capital	$912	$663

The increase in working capital of $249 million is primarily attributable to the reclassification of the EIB loan to long-term debt during the first quarter of fiscal 2021, lower levels of other current liabilities and restructuring reserves resulting from higher levels of payments during the first quarter of fiscal 2021, and higher levels of inventory and other current assets as of December 31, 2020, partially offset by lower levels of accounts receivable.

Restructuring Costs

During the first quarter of 2021, Adient committed to a restructuring plan ("2021 Plan") of $3 million that was offset by $2 million of prior year underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and lease contract terminations in EMEA. The restructuring actions are expected to be substantially completed by fiscal 2021.

During fiscal 2020, Adient committed to a restructuring plan ("2020 Plan") of $205 million. Of the restructuring costs recorded, $20 million relates to the Americas segment, $175 million relates to the EMEA segment and $10 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2022. Also recorded in fiscal 2021 is $20 million of prior year underspend.

Adient's fiscal 2021, 2020, 2019, 2018, 2017 and 2016 restructuring plans include workforce reductions of approximately 17,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2020, approximately 12,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-three plant closures. As of December 31, 2020, seventeen of the twenty-three plants have been closed.

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

Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to the off-balance sheet arrangements and contractual obligations disclosed in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Adient plc | Form 10-Q | 41

Effects of Inflation and Changing Prices

The effects of inflation have not been significant to Adient's results of operations in recent years. Generally, Adient has been able to implement operating efficiencies to sufficiently offset cost increases, which have been moderate.

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended December 31, 2020.

New Accounting Pronouncements

See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Adient plc | Form 10-Q | 42

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2020, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional information on Adient's commitments and contingencies can be found in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, except that Adient has updated the below risk factor to reflect recent developments. The following risk factor update supersedes the corresponding risk factor previously reported in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

On June 23, 2016, the U.K. voted in a national referendum to withdraw from the European Union and in March 2017 the U.K. invoked Article 50 of the Treaty on European Union, which began the U.K.’s withdrawal from the European Union. The U.K. formally left the European Union on January 31, 2020 and entered into a transition period which ended on December 31, 2020.

On December 30, 2020, the U.K. and the European Union entered into an agreement regarding their future relationship, the Trade and Cooperation Agreement, which provisionally applies until February 28, 2021, by which date it is intended to be fully ratified by the parties and enter into full force (subject to any extensions to that date that may be agreed between the parties). However, significant political and economic uncertainties remain in connection with the future of the U.K. and its relationship with the European Union. These uncertainties have caused and may continue to cause disruptions to capital and currency markets worldwide. The consequences of the withdrawal by the U.K. from the European Union and the impact on markets, as well as the impact on Adient’s operations, remain highly uncertain.

Adient plc | Form 10-Q | 44

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

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Equity Securities

There has been no share repurchase activity during the three months ended December 31, 2020.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Adient plc | Form 10-Q | 45

Item 6.	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Adient plc | Form 10-Q | 46

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	February 5, 2021

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	February 5, 2021

Adient plc | Form 10-Q | 47