Form 10-Q
period 2021-03-31
Adient plc
filed 2021-05-06
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

At March 31, 2021, 94,208,305 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended March 31, 2021

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2021	2020	2021	2020
Net sales	$3,819	$3,511	$7,667	$7,447
Cost of sales	3,521	3,274	7,028	6,947
Gross profit	298	237	639	500
Selling, general and administrative expenses	148	127	297	292
Loss on business divestitures - net	—	—	—	25
Restructuring and impairment costs	5	52	12	54
Equity income (loss)	85	8	182	(105)
Earnings (loss) before interest and income taxes	230	66	512	24
Net financing charges	110	50	169	98
Other pension expense (income)	(2)	(2)	(4)	(4)
Income (loss) before income taxes	122	18	347	(70)
Income tax provision (benefit)	28	16	80	70
Net income (loss)	94	2	267	(140)
Income (loss) attributable to noncontrolling interests	25	21	48	46
Net income (loss) attributable to Adient	$69	$(19)	$219	$(186)

Earnings (loss) per share:
Basic	$0.73	$(0.20)	$2.33	$(1.98)
Diluted	$0.72	$(0.20)	$2.30	$(1.98)

Shares used in computing earnings per share:
Basic	94.2	93.8	94.1	93.8
Diluted	96.0	93.8	95.4	93.8

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Net income (loss)	$94	$2	$267	$(140)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(35)	(141)	37	(82)
Realized and unrealized gains (losses) on derivatives	(11)	(62)	17	(47)
Other comprehensive income (loss)	(46)	(203)	54	(129)
Total comprehensive income (loss)	48	(201)	321	(269)
Comprehensive income (loss) attributable to noncontrolling interests	16	4	56	38
Comprehensive income (loss) attributable to Adient	$32	$(205)	$265	$(307)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	March 31, 2021	September 30, 2020
Assets
Cash and cash equivalents	$984	$1,692
Accounts receivable - net	1,757	1,641
Inventories	756	685
Assets held for sale	56	43
Other current assets	537	421
Current assets	4,090	4,482
Property, plant and equipment - net	1,551	1,581
Goodwill	2,059	2,057
Other intangible assets - net	432	443
Investments in partially-owned affiliates	848	707
Assets held for sale	26	27
Other noncurrent assets	969	964
Total assets	$9,975	$10,261
Liabilities and Shareholders' Equity
Short-term debt	$14	$202
Current portion of long-term debt	8	8
Accounts payable	2,378	2,179
Accrued compensation and benefits	376	374
Liabilities held for sale	60	46
Restructuring reserve	150	237
Other current liabilities	675	773
Current liabilities	3,661	3,819
Long-term debt	3,646	4,097
Pension and postretirement benefits	135	145
Other noncurrent liabilities	647	622
Long-term liabilities	4,428	4,864
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	44	43
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at March 31, 2021	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 94,208,305 shares issued and outstanding at March 31, 2021	—	—
Additional paid-in capital	3,985	3,974
Accumulated deficit	(1,877)	(2,096)
Accumulated other comprehensive income (loss)	(619)	(665)
Shareholders' equity attributable to Adient	1,489	1,213
Noncontrolling interests	353	322
Total shareholders' equity	1,842	1,535
Total liabilities and shareholders' equity	$9,975	$10,261

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended March 31,
(in millions)	2021	2020
Operating Activities
Net income (loss) attributable to Adient	$219	$(186)
Income attributable to noncontrolling interests	48	46
Net income (loss)	267	(140)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	139	147
Amortization of intangibles	19	19
Pension and postretirement contributions, net	(12)	(18)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $2 and $2, respectively)	(139)	(103)
(Gain) on sale/impairment of nonconsolidated partially-owned affiliates	(33)	216
Premium and transaction costs paid on repurchase of debt	46	—
Deferred income taxes	(3)	5
Non-cash impairment charges	10	—
Loss on divestitures - net	—	25
Equity-based compensation	26	1
Other	6	5
Changes in assets and liabilities:
Receivables	(120)	508
Inventories	(71)	(30)
Other assets	(85)	38
Restructuring reserves	(95)	(33)
Accounts payable and accrued liabilities	135	(466)
Accrued income taxes	50	9
Cash provided (used) by operating activities	140	183
Investing Activities
Capital expenditures	(126)	(185)
Sale of property, plant and equipment	12	4
Settlement of cross-currency interest rate swap	—	10
Receipt of deferred consideration	19	—
Changes in long-term investments	—	(37)
Cash provided (used) by investing activities	(95)	(208)
Financing Activities
Increase (decrease) in short-term debt	6	818
Repayment of long-term debt	(705)	(4)
Debt financing costs	(1)	(1)
Dividends paid to noncontrolling interests	(59)	(59)
Other	(3)	(2)
Cash provided (used) by financing activities	(762)	752
Effect of exchange rate changes on cash and cash equivalents	12	(11)
Increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(705)	716
Change in cash classified within current assets held for sale	(3)	—
Increase (decrease) in cash and cash equivalents	(708)	716
Cash and cash equivalents at beginning of period	1,692	924
Cash and cash equivalents at end of period	$984	$1,640

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

Basis of Presentation
The consolidated financial statements of Adient have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). During fiscal 2020, Adient faced an unprecedented situation with the coronavirus pandemic identified in late 2019 ("COVID-19") and the related significant interruption it had on Adient's operations. Adient's China facilities (including both consolidated and non-consolidated joint ventures) were effectively shut down during the lunar New Year festival (at the end of January 2020) and returned to operations by the end of March 2020. Beginning in late March 2020, Adient experienced the shutdown of effectively all of its facilities in the Americas and European regions coinciding with the shutdown of its customer facilities in those regions. Adient also experienced the shutdown of approximately 50% of its plants in Asia (outside China) during late March and early April 2020. During May and June 2020, production started to resume in the Americas, European and Asia (outside China) regions concurrent with Adient's customers resuming operations and production continued to ramp up throughout Adient’s fiscal fourth quarter of fiscal 2020 in all regions in line with customer production. Virtually all of Adient's plants had resumed production by the end of first quarter of fiscal 2021.

Principles of Consolidation
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended March 31, 2021, and September 30, 2020, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	March 31, 2021	September 30, 2020
Current assets	$260	$217
Noncurrent assets	84	74
Total assets	$344	$291

Current liabilities	$211	$204
Noncurrent liabilities	9	10
Total liabilities	$220	$214

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Adient	$69	$(19)	$219	$(186)

Denominator:
Shares outstanding	94.2	93.8	94.1	93.8
Effect of dilutive securities	1.8	—	1.3	—
Diluted shares	96.0	93.8	95.4	93.8

Earnings (loss) per share:
Basic	$0.73	$(0.20)	$2.33	$(1.98)
Diluted	$0.72	$(0.20)	$2.30	$(1.98)

Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2020, which is a result of all periods presented being in a loss position.

New Accounting Pronouncements

Standards Adopted During Fiscal 2021

On October 1, 2020, Adient adopted Accounting Standards Codification 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts. Available-for-sale debt securities with unrealized losses will now be recorded through an allowance for credit losses. The adoption of this guidance on October 1, 2020 did not significantly impact Adient's consolidated financial statements for the six months ended March 31, 2021.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The amendments with respect to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented. The adoption of this guidance on October 1, 2020 did not significantly impact Adient's consolidated financial statements for the six months ended March 31, 2021.

ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, affects reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation - Overall. The adoption of this guidance on October 1, 2020 did not significantly impact Adient's consolidated financial statements for the six months ended March 31, 2021.

Adient plc | Form 10-Q | 8

Standards Effective After Fiscal 2021

Adient has considered the ASUs summarized below, effective after fiscal 2021, none of which is expected to significantly impact the consolidated financial statements:

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contracts assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities were identified at September 30, 2020 or at March 31, 2021. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to
Adient plc | Form 10-Q | 9

consolidated financial statements for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

2021 Yanfeng Transaction
On March 12, 2021, Adient, Yanfeng Automotive Trim Systems Company Ltd. (“Yanfeng”), Yanfeng Adient Seating Co., Ltd. (“YFAS”), a joint venture owned, directly or indirectly, by Yanfeng (50.01%) and Adient (49.99%), and KEIPER Seating Mechanisms Co., Ltd. (f/k/a Adient Yanfeng Seating Mechanisms Co., Ltd. (“AYM” or "KEIPER"), a joint venture owned, directly or indirectly, by Yanfeng (50%) and Adient (50%), entered into a Master Agreement (the “2021 Agreement”), pursuant to which the parties have agreed to, among other things, the following transactions (collectively, the “2021 Yanfeng Transaction”) in each case, on the terms and subject to the conditions set forth in the 2021 Agreement and the relevant agreements to be entered into in connection therewith:

a.Adient will transfer all of the issued and outstanding equity interest in YFAS held by Adient, which represents 49.99% of YFAS’s total issued and outstanding equity interest, to Yanfeng pursuant to the Equity Transfer Agreement, dated as of March 12, 2021, by and between Yanfeng and Adient, for CNY ¥8,064 million ($1,228 million), of which ¥3,446 million ($525 million) is payable by Yanfeng to Adient upon the YFAS Sale Closing (as defined in the 2021 Agreement) and ¥4,618 million ($703 million) is payable by Yanfeng to Adient on or before the later of December 21, 2021 and the YFAS Sale Closing (the “YFAS Sale”);

b.If Adient is successful in the public bidding process (which is required to be conducted under People’s Republic of China (“P.R.C.”) law with respect to the sale of state-owned assets) for the issued and outstanding equity interests in Chongqing Yanfeng Adient Automotive Components Co., Ltd. (“CQYFAS”) and Yanfeng Adient (Langfang) Seating Co., Ltd. ("YFASLF") held directly or indirectly by YFAS, then YFAS will transfer all of such equity interests to Adient, for a price to be determined by the outcome of the public bidding process and in accordance with the 2021 Agreement, but which will not be less than ¥1,754 million ($267 million) (the “YFAS JVs Acquisition”);

c.YFAS will transfer all of the issued and outstanding equity interest in Yanfeng Adient Founder Motor Co., Ltd. (“YFM”) held, directly or indirectly, by YFAS, which represents 70% of YFM’s total issued and outstanding equity interest, to KEIPER for ¥71 million ($11 million) (the “YFM Sale”);

d.YFAS will transfer all of the issued and outstanding equity interest in Nantong Yanfeng Adient Seating Trim Co., Ltd. (“YFAT”) held, directly or indirectly, by YFAS, which represents 75% of YFAT’s total issued and outstanding equity interest, to KEIPER for ¥113 million ($17 million) (the “YFAT Sale”);

e.Adient will grant to Yanfeng a license of intellectual property for use on a non-exclusive and perpetual basis for a payment of ¥385 million ($59 million)), and Yanfeng/YFAS will grant to Adient a royalty-free, non-exclusive and perpetual intellectual property license of the Yanfeng/YFAS intellectual property; and

f.YFAS shall declare and distribute dividends in the amounts and at the times as set forth in the 2021 Agreement to its shareholders (proportionately to their ownership interest, namely 50.01% to Yanfeng and 49.99% to Adient, except with respect to any amount beyond the minimum amount paid for the acquisition of the YFAS JVs, any which excess amount will be paid solely to Adient) of approximately ¥4,168 million ($635 million) in the aggregate.

The completion of certain of the transactions comprising the 2021 Yanfeng Transaction are cross-conditioned on each other and on the completion of the Additional Equity Sales (as discussed further below) and the completion of certain of the transactions comprising the 2021 Yanfeng Transaction are subject to various regulatory approvals and other customary closing conditions. Adient expects the 2021 Yanfeng Transaction to be completed in the second half of calendar year 2021.

In addition, on March 12, 2021, Adient, YFAS, Yanfeng and KEIPER, entered into an Ancillary Master Agreement (the “Ancillary Master Agreement”), pursuant to which the parties have agreed to, among other things, the following transactions (collectively, the “Ancillary Transactions”):

a.Adient and Yanfeng will amend the KEIPER Equity Joint Venture Contract, dated as of January 31, 2020, as amended, and the Articles of Association of KEIPER, dated as of September 9, 2013, as amended, to, among other things, (i) provide that KEIPER will declare and pay certain annual dividends to KEIPER’s shareholders with respect to each of its 2021 to 2023 fiscal years and (ii) upon closing of the earlier of the YFAT Sales (as defined below) or YFM Sale,
Adient plc | Form 10-Q | 10

because of KEIPER’s ownership of YFAT and YFM, certain amendments relating thereto, including modifying the scope of KEIPER’s business to include the manufacture and sale of automotive seat trim products and micro-motors; and

b.KEIPER and Yanfeng and KEIPER and Adient will each enter into a long-term supply agreement.

The Ancillary Transactions are not cross-conditioned on each other but the completion of the Ancillary Transaction in paragraph a.(i) above is subject to the completion of YFAS Sale and the Ancillary Transactions in paragraph b. above are effective upon signing of the Ancillary Master Agreement. The completion of certain of the Ancillary Transactions is subject to customary closing conditions.

In conjunction with the 2021 Yanfeng Transaction, Adient has entered into an agreement (the “Boxun Agreement”) with Chongqing Boxun Industrial Co., Ltd. (“Boxun”). Pursuant to such agreement, upon consummation of the YFAS JVs Acquisition, Adient has provided Boxun with the right to sell and, if exercised, Adient has agreed to purchase, all of the issued and outstanding equity interest in CQYFAS held by Boxun, which represents 25% of CQYFAS’s total issued and outstanding equity interest (the “Boxun Equity Purchase”) for approximately ¥825 million ($126 million), subject to adjustment as set forth in the Boxun Agreement. If Adient buys Boxun’s 25% interest of CQYFAS and acquires YFAS’s 50% interest of CQYFAS, then, Adient will own 100% of CQYFAS.

In addition, in conjunction with the 2021 Yanfeng Transaction, Adient has entered into agreements, whereby, Adient will: (i) transfer all of the issued and outstanding equity interest in YFAT held, directly or indirectly, by Adient, which represents 25% of YFAT’s total issued and outstanding equity interest, to KEIPER for ¥38 million ($6 million) (the “Adient YFAT Sale” and together with the YFAT Sale, the “YFAT Sales”); (ii) transfer all of the issued and outstanding equity interest in Guangzhou Dongfeng Adient Seating Co., Ltd. (“GZDFAS”) held by Adient, which represents 25% of GZDFAS’s total issued and outstanding equity interest, to YFAS for ¥371 million ($56 million) (the “GZDFAS Sale”) and (iii) transfer all of the issued and outstanding equity interest in Hefei Adient Yunhe Automotive Seating Co., Ltd. (“YHAS”) held by Adient, which represents 10% of YHAS’s total issued and outstanding equity interest, to YFAS for ¥13 million ($2 million) (the “YHAS Sale,” together with the Adient YFAT Sale and GZDFAS Sale, each an “Additional Equity Sale” and collectively, the “Additional Equity Sales”). The completion of each of the Additional Equity Sales is subject to regulatory approvals and other customary closing conditions. Adient expects the Additional Equity Sales to be completed in the second half of calendar year 2021.

As a result of the 2021 Agreement, Adient expects the remaining balance of proceeds from the sale of its interest in Yanfeng Global Automotive Interior Systems Co. ("YFAI"), a joint venture previously owned, directly or indirectly, by Yanfeng (70%) and Adient (30%), which was part of the 2020 Yanfeng Transaction (as defined and described below), to be settled in the second half of calendar year 2021. Additionally, the $92 million intangible asset established at the time of the YFAS contract extension will be written off upon closing of the 2021 Yanfeng Transaction.

SJA
On March 31, 2021, Adient sold its 50% equity interest in Shenyang Jinbei Adient Automotive Components Co., Ltd. ("SJA") to the joint venture partner for $58 million, which resulted in a $33 million one-time pre-tax gain recognition during the second quarter of fiscal 2021. The receivable was recorded as part of other current assets on March 31, 2021, and the net proceeds of $53 million were received on April 1, 2021.

Fabrics
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

2020 Yanfeng Transaction
On January 31, 2020 (as amended on June 24, 2020), Adient, Yanfeng, KEIPER, YFAS and YFAI entered into a Master Agreement (the “2020 Agreement”, collectively referred to as “2020 Yanfeng Transaction”), pursuant to which the parties have agreed, among other things, that:

Adient plc | Form 10-Q | 11

•Adient would transfer all of the issued and outstanding equity interest in YFAI held, directly or indirectly, by Adient, which represents 30% of YFAI’s total issued and outstanding equity interest, to Yanfeng for $369 million, of which $309 million was paid at the closing of the agreed transactions and the remaining $60 million would be paid on a deferred basis post-closing. With respect to each YFAI fiscal year ending after the closing, starting with the year ending December 31, 2020, Adient would be paid an earnout in an amount equal to 30% percent of YFAI’s distributable earnings for such year until such time as the $60 million deferred purchase price is fully paid. During the second quarter of fiscal 2021, a payment of $19 million was received by Adient based on YFAI's fiscal 2020 performance. As described further above, as a result of the 2021 Agreement, Adient expects the remaining balance of proceeds from the sale of its interest in YFAI to be settled in the second half of calendar year 2021;

•Adient and Yanfeng would amend the YFAS Joint Venture Contract, dated as of October 22, 1997, as amended, and the Articles of Association of YFAS, dated as of October 22, 1997, as amended, in each case in order to extend the term of the YFAS joint venture until December 31, 2038. As described further above, in connection with 2021 Yanfeng Transaction, Adient and Yanfeng subsequently agreed to end the YFAS partnership. Upon consummation of the 2021 Yanfeng Transaction, Adient will sell all of the issued and outstanding equity interest in YFAS held by Adient to Yanfeng;

•Adient would transfer all patents, trademarks and copyrights, know-how, trade secrets and other intellectual property rights owned by Adient (or certain of its subsidiaries) and used exclusively in the conduct of Adient’s mechanism business as of the date of such transfer (the “Transferred IP”) to AYM for $20 million, and in connection with such transfer, (i) AYM would grant back to Adient a sole license with respect to the Transferred IP on a worldwide and royalty-free basis, (ii) Adient would grant AYM a worldwide and royalty-free license with respect to certain intellectual property rights owned by Adient (or certain of its subsidiaries) and used on a non-exclusive basis in the conduct of Adient’s mechanism business, and (iii) Adient and AYM would license to each other certain improvements to the Transferred IP, as well as certain other intellectual property rights developed or acquired by Adient, AYM or certain of their respective subsidiaries and relating to the mechanism business; and

•Adient and Yanfeng would amend the AYM Equity Joint Venture Contract, dated as of September 9, 2013, as amended, and the Articles of Association of AYM, dated as of September 9, 2013, as amended to, among other things, (i) make certain governance changes such that Yanfeng would control and consolidate the results of AYM for financial reporting and accounting purposes, and (ii) expand AYM’s business and customer scope such that it may carry out its seating mechanism business anywhere in and outside of the People’s Republic of China, in each case, on the terms and subject to the conditions set forth in the 2020 Agreement and the relevant definitive agreements to be entered into in connection therewith. Subsequent to this, Adient and Yanfeng further agreed to revise and amend the AYM Equity Joint Venture Contract and Articles of Association of AYM, as further described above.

The transactions agreed on January 31, 2020, as amended on June 24, 2020, were cross-conditioned on each other and closed in accordance with the terms above on August 21, 2020. Proceeds from the transactions of $329 million were received at closing, the majority of which was used by Adient to pay down a portion of Adient’s debt. The terms of the 2020 Agreement as described above are consistent with non-binding terms reached in December 2019.

As a result of the January 31, 2020 agreement, as amended on June 24, 2020, described above, Adient concluded that indicators of other-than-temporary impairment were present related to the investment in YFAI as of December 31, 2019, June 30, 2020 and upon closing. Upon entering into a formal agreement to sell the YFAI investment, Adient determined that other-than-temporary impairment did exist and recorded a $216 million non-cash impairment of Adient's YFAI investment during the quarter ended December 31, 2019. As a result of the June 24, 2020 modifications to the agreement described above, Adient recorded $6 million of additional non-cash impairment of Adient's YFAI investment during the quarter ended June 30, 2020. Upon closing of the transaction, an additional $9 million of impairment was recorded due to receipt of proceeds in U.S. dollars. The impairments were determined based on combining the fair value of consideration received for all transactions contemplated within the 2020 Agreement, including an estimated fair value of the YFAS joint venture extension, and allocating the total consideration received to the individual transactions based on relative fair values. Adient estimated the fair value of the individual transactions using both an income approach and market approach. The inputs utilized in the fair value analyses of the transactions are classified as level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consisted of expected future operating margins and cash flows of YFAI, estimated production volumes, estimated dividend payments from YFAS over the extension period, estimated terminal values of YFAS, market comparables, weighted-average costs of capital (YFAI - 15.0%, YFAS - 10.5%), and noncontrolling interest discounts. As a result of the pending divestiture of the YFAI investment and the corresponding impairment, Adient ceased recognizing equity income from YFAI subsequent to December 31, 2019 (YFAI equity income was $40 million in fiscal year 2019). In addition, upon the closing of the transaction, an intangible asset of $92 million was recorded associated with the YFAS joint venture extension to be amortized over the 18-year term of the extension. As noted above, as a result of the 2021 Yanfeng Transaction, upon
Adient plc | Form 10-Q | 12

consummation, Adient expects to write off the $92 million intangible asset established at the time of the YFAS contract extension.

RECARO
On December 31, 2019, Adient sold the RECARO automotive high performance seating systems business to a group of investors for de minimis proceeds. As a result of the sale, Adient recorded a loss of $21 million during the quarter ending December 31, 2019. For fiscal 2019, the RECARO business recorded $148 million of net sales and insignificant pre-tax income.

Adient Aerospace
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

All of the acquisitions and divestiture transactions described above align with Adient's strategy of focusing on its core, high-volume seating business.

Assets held for sale

During the first quarter of fiscal 2021, Adient committed to a plan to sell certain assets in France. As a result, these assets were classified as assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value. Adient recorded an impairment charge of $8 million ($2 million within the second quarter of fiscal 2021) within restructuring and impairment costs on the consolidated statement of income (loss) during the six months ended March 31, 2021. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

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

4. Inventories

Inventories consisted of the following:

(in millions)	March 31, 2021	September 30, 2020
Raw materials and supplies	$583	$530
Work-in-process	25	22
Finished goods	148	133
Inventories	$756	$685

Adient plc | Form 10-Q | 13

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2020	$606	$368	$1,083	$2,057
Currency translation and other	(1)	1	2	2
Balance at March 31, 2021	$605	$369	$1,085	$2,059

Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for more information on Adient's reportable segments.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	March 31, 2021			September 30, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$26	$(18)	$8	$27	$(19)	$8
Customer relationships	469	(153)	316	424	(103)	321
Trademarks	41	(29)	12	41	(27)	14
Miscellaneous	109	(13)	96	110	(10)	100
Total intangible assets	$645	$(213)	$432	$602	$(159)	$443

Amortization of other intangible assets for the three months ended March 31, 2021 and 2020 was $19 million and $19 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	Six Months Ended March 31,
(in millions)	2021	2020
Balance at beginning of period	$24	$22
Accruals for warranties issued during the period	4	5
Changes in accruals related to pre-existing warranties (including changes in estimates)	(1)	(1)
Settlements made (in cash or in kind) during the period	(4)	(3)
Balance at end of period	$23	$23
Adient plc | Form 10-Q | 14

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

The components of lease costs included in the consolidated statement of income (loss) for the three and six months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Operating lease cost	32	31	62	64
Short-term lease cost	6	7	12	12
Total lease cost	$38	$38	$74	$76

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

(in millions)		March 31, 2021	September 30, 2020
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$341	$334

Operating lease liabilities - current	Other current liabilities	$89	$95
Operating lease liabilities - noncurrent	Other noncurrent liabilities	257	244
		$346	$339

Weighted average remaining lease term:
Operating leases		7 years	5 years

Weighted average discount rate:
Operating leases		5.6%	5.9%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of March 31, 2021 were as follows:

Operating leases
Fiscal years (in millions)	March 31, 2021
2021 (excluding the six months ended March 31, 2021)	$57
2022	92
2023	72
2024	52
2025	40
Thereafter	107
Total lease payments	420
Less: imputed interest	(74)
Present value of lease liabilities	$346

Adient plc | Form 10-Q | 15

Supplemental cash flow information related to leases was as follows:

	Six Months Ended March 31,
(in millions)	2021	2020
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$69	$19

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$65	$65

8. Debt and Financing Arrangements

Debt consisted of the following:

(in millions)	March 31, 2021	September 30, 2020
Long-term debt:
Term Loan B - LIBOR plus 4.25% due in 2024	$786	$790
4.875% Notes due in 2026	797	797
3.50% Notes due in 2024	1,173	1,173
7.00% Notes due in 2026	160	800
9.00% Notes due in 2025	600	600
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	178	—
Less: debt issuance costs	(40)	(55)
Gross long-term debt	3,654	4,105
Less: current portion	8	8
Net long-term debt	$3,646	$4,097

Short-term debt:
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	$—	$194
Other bank borrowings	14	8
Total short-term debt	$14	$202

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. As of March 31, 2021, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $945 million (net of $69 million of letters of credit).
Adient plc | Form 10-Q | 16

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a term loan credit agreement (the “Term Loan B Agreement”) providing for a 5-year $800 million senior secured term loan facility that was fully drawn on closing. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity on May 6, 2024. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 4.25% (with one 0.25% step down based on achievement of a specific secured net leverage level starting with the fiscal quarter ending December 31, 2019). The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. In April 2021, Adient amended the Term Loan B Agreement ("Amended Agreement") which, among other changes (i) extended the maturity date for loans outstanding to April 8, 2028, (ii) reduced the interest rate margin applicable thereunder by 0.75% to 3.50%, in the case of Eurodollar Rate loans, and 2.50% (in the case of Base Rate loans) (in each case, with one 0.25% step down based on achievement of a specified first lien secured net leverage level starting with the fiscal quarter ending December 31, 2021) and (iii) made certain other negative covenant and mandatory prepayment changes in connection therewith. The amendment also established incremental term loans in an aggregate principal amount of $214 million resulting in total loans outstanding under the Amended Agreement of $1.0 billion. Adient paid $6 million related to the Amended Agreement and expects to write off $9 million of previously deferred financing costs as a result of the debt extinguishment, which will be reflected in the third quarter of fiscal 2021.

Adient US is also a party to an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes. The notes mature on May 15, 2026 and bear interest at a rate of 7.00% per annum. Interest on these notes is payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019. During the second quarter of fiscal 2021, Adient repurchased $640 million of the outstanding balance of the Senior First Lien Notes at a price of 107% of the principal plus $17 million of accrued and unpaid interest. As a result, $9 million of previously deferred financing costs was written off to net financing charges. Adient redeemed an additional $80 million of the remaining balance of the Senior First Lien Notes in April 2021 at a price of 103% of the principal plus $2 million of accrued and unpaid interest, and intends to redeem the remaining $80 million in May 2021.

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

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €152 million in an unsecured term loan from the European Investment Bank ("EIB") due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points. Adient is compliant with the net leverage ratio of 4.5x at March 31, 2021 and expects to be compliant for the foreseeable future. During the first quarter of fiscal 2021, Adient repaid $16 million of the EIB loan, triggered in part by the redemption of debt in the prior year.

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

Adient plc | Form 10-Q | 17

Net Financing Charges

Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Interest expense, net of capitalized interest costs	$57	$48	$116	$96
Banking fees and debt issuance cost amortization	10	4	13	8
Interest income	(2)	(3)	(4)	(7)
Premium paid on repurchase of debt	45	—	45	—
Net foreign exchange	—	1	(1)	1
Net financing charges	$110	$50	$169	$98

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2021 and September 30, 2020, respectively.
As of March 31, 2021, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
Adient entered into a cross-currency interest rate swap during fiscal 2019 to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swap is reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Japan. As of March 31, 2021, Adient had one cross-currency interest rate swap outstanding totaling approximately ¥11 billion designated as a net investment hedge in Adient's net investment in Japan.

Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Adient's Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of March 31, 2021, Adient had two outstanding interest rate caps with total notional amount of approximately $200 million. In April 2021, in conjunction with the Term Loan B Amendment as discussed in Note 8, "Debt and Financing Arrangements," Adient de-designated these two contracts, the impact of which was not material.

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

Adient plc | Form 10-Q | 18

In conjunction with the 2021 Yanfeng Transaction as described in Note 3, "Acquisitions and Divestitures," Adient entered into two forward foreign currency exchange contracts in April 2021 with total notional amount of approximately ¥7,482 million in order to economically hedge the expected proceeds. One contract is expected to mature at the end of the fourth quarter of fiscal 2021, and the other contract will mature at the end of the first quarter of fiscal 2022. These contracts are treated as freestanding financial instruments and their subsequent fair value changes will be recorded in earnings.

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	March 31, 2021	September 30, 2020	March 31, 2021	September 30, 2020
Other current assets
Foreign currency exchange derivatives	$10	$5	$3	$—
Cross-currency interest rate swaps	4	—	—	—
Other noncurrent assets
Foreign currency exchange derivatives	—	—	2	—
Interest rate cap	—	—	—	—
Total assets	$14	$5	$5	$—

Other current liabilities
Foreign currency exchange derivatives	$18	$34	$—	$—
Cross-currency interest rate swaps	—	1
Other noncurrent liabilities
Foreign currency exchange derivatives	4	5	—	—
Long-term debt
Foreign currency denominated debt	1,173	1,173	—	—
Total liabilities	$1,195	$1,213	$—	$—

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of March 31, 2021 and September 30, 2020, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	March 31, 2021	September 30, 2020	March 31, 2021	September 30, 2020
Gross amount recognized	$19	$5	$1,195	$1,213
Gross amount eligible for offsetting	(10)	(5)	(10)	(5)
Net amount	$9	$—	$1,185	$1,208

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Foreign currency exchange derivatives	$(11)	$(79)	$19	$(57)
Adient plc | Form 10-Q | 19

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2021	2020	2021	2020
Foreign currency exchange derivatives	Cost of sales	$2	$4	$(3)	$6

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2021	2020	2021	2020
Foreign currency exchange derivatives	Cost of sales	$(2)	$—	$(2)	$(1)
Foreign currency exchange derivatives	Net financing charges	—	3	2	3
Total		$(2)	$3	$—	$2

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $64 million and $23 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges. For the three months ended March 31, 2020, a loss of $2 million was recognized in the consolidated statements of income (loss) resulting from ineffectiveness on cash flow hedges.

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
Adient plc | Form 10-Q | 20

Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$13	$—	$13	$—
Cross-currency interest rate swaps	4	—	4	—
Other noncurrent assets
Foreign currency exchange derivatives	2	—	2	—
Interest rate cap	—	—	—	—
Total assets	$19	$—	$19	$—
Other current liabilities
Foreign currency exchange derivatives	$18	$—	$18	$—
Cross-currency interest rate swaps	—	—	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	4	—	4	—
Total liabilities	$22	$—	$22	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$5	$—	$5	$—
Other noncurrent assets
Interest rate cap	—	—	—	—
Total assets	$5	$—	$5	$—
Other current liabilities
Foreign currency exchange derivatives	$34	$—	$34	$—
Cross-currency interest rate swaps	1	—	1	—
Other noncurrent liabilities
Foreign currency exchange derivatives	5	—	5	—
Total liabilities	$40	$—	$40	$—

Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2021
Adient plc | Form 10-Q | 21

and September 30, 2020, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Cross-currency interest rate swaps Adient determines the fair value of a cross-currency interest rate swap contract using a market approach which is based on quoted market price for similar instruments in markets. All significant inputs are corroborated by observable market data for the term of such a contract. Adient selectively uses cross-currency interest rate swaps to hedge portions of its net investments. As of March 31, 2021, Adient had one ¥11 billion cross-currency interest rate swap outstanding.

Interest rate caps Adient determines the fair value of an interest rate cap contract using a market approach which is based on quoted market price for identical or similar instruments in markets. All significant inputs are corroborated by observable market data for the term of such a contract. Adient selectively uses interest rate caps to limit the impact of floating rate interest payment increases on its Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of March 31, 2021, Adient had two interest rate caps outstanding totaling approximately $200 million.
The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.8 billion and $4.1 billion at March 31, 2021 and September 30, 2020, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Equity and Noncontrolling Interests

For the six months ended March 31, 2021:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2020	$—	$3,974	$(2,096)	$(665)	$1,213	$322	$1,535
Net income (loss)	—	—	219	—	219	35	254
Foreign currency translation adjustments	—	—	—	29	29	6	35
Realized and unrealized gains (losses) on derivatives	—	—	—	17	17	—	17
Dividends attributable to noncontrolling interests	—	—	—	—	—	(11)	(11)
Share based compensation and other	—	11	—	—	11	1	12
Balance at March 31, 2021	$—	$3,985	$(1,877)	$(619)	$1,489	$353	$1,842

For the three months ended March 31, 2021:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	$3,980	$(1,946)	$(582)	$1,452	$345	$1,797
Net income (loss)	—	—	69	—	69	18	87
Foreign currency translation adjustments	—	—	—	(26)	(26)	(4)	(30)
Realized and unrealized gains (losses) on derivatives	—	—	—	(11)	(11)	—	(11)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(7)	(7)
Share based compensation and other	—	5	—	—	5	1	6
Balance at March 31, 2021	$—	$3,985	$(1,877)	$(619)	$1,489	$353	$1,842

Adient plc | Form 10-Q | 22

For the six months ended March 31, 2020:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2019	$—	$3,962	$(1,545)	$(569)	$1,848	$341	$2,189
Net income (loss)	—	—	(186)	—	(186)	32	(154)
Foreign currency translation adjustments	—	—	—	(74)	(74)	(1)	(75)
Realized and unrealized gains (losses) on derivatives	—	—	—	(47)	(47)	—	(47)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(12)	(12)
Change in noncontrolling interest share	—	—	—	—	—	(18)	(18)
Share based compensation and other	—	4	—	—	4	—	4
Adjustments from adoption of a new standard	—	—	(4)	—	(4)	—	(4)
Balance at March 31, 2020	$—	$3,966	$(1,735)	$(690)	$1,541	$342	$1,883

The deconsolidation of Adient Aerospace in the quarter ended December 31, 2019 resulted in a $18 million change in noncontrolling interest.

For the three months ended March 31, 2020:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	$3,963	$(1,716)	$(504)	$1,743	$341	$2,084
Net income (loss)	—	—	(19)	—	(19)	14	(5)
Foreign currency translation adjustments	—	—	—	(124)	(124)	(7)	(131)
Realized and unrealized gains (losses) on derivatives	—	—	—	(62)	(62)	—	(62)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(6)	(6)
Share based compensation and other	—	3	—	—	3	—	3
Balance at March 31, 2020	$—	$3,966	$(1,735)	$(690)	$1,541	$342	$1,883

Adient plc | Form 10-Q | 23

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Foreign currency translation adjustments
Balance at beginning of period	$(579)	$(508)	$(634)	$(558)
Aggregate adjustment for the period, net of tax	(26)	(124)	29	(74)
Balance at end of period	$(605)	$(632)	$(605)	$(632)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$—	$7	$(28)	$(8)
Current period changes in fair value, net of tax	(10)	(59)	15	(42)
Reclassification to income, net of tax	(1)	(3)	2	(5)
Balance at end of period	$(11)	$(55)	$(11)	$(55)
Pension and postretirement plans
Balance at beginning of period	$(3)	$(3)	$(3)	$(3)
Balance at end of period	$(3)	$(3)	$(3)	$(3)
Accumulated other comprehensive income (loss), end of period	$(619)	$(690)	$(619)	$(690)

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Beginning balance	$42	$38	$43	$51
Net income	7	7	13	14
Foreign currency translation adjustments	(5)	(10)	2	(7)
Dividends	—	—	(14)	(23)
Ending balance	$44	$35	$44	$35

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Service cost	$2	$2	$4	$4
Interest cost	2	3	4	6
Expected return on plan assets	(4)	(5)	(8)	(10)
Net periodic benefit cost	$—	$—	$—	$—

The interest cost and expected return on plan assets components of net periodic benefit cost are included in other pension expense (income) in the consolidated statements of income (loss).
Adient plc | Form 10-Q | 24

13. Restructuring and Impairment Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

During fiscal 2021, Adient committed to a restructuring plan ("2021 Plan") of $13 million that was offset by $9 million of prior year underspend. Of the restructuring costs recorded, $12 million relates to the EMEA segment and $1 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and lease contract terminations. The restructuring actions are expected to be substantially completed by fiscal 2022.

(in millions)	Employee Severance and Termination Benefits	Total
Original reserve	$13	$13
Balance at March 31, 2021	$13	$13

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

The following table summarizes the changes in Adient's 2020 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Balance at September 30, 2020	$168	$—	$1	$169
Utilized—cash	(60)	—	—	(60)
Noncash adjustment—other	—	(3)	2	(1)
Balance at March 31, 2021	$108	$(3)	$3	$108

The following table summarizes the changes in Adient's 2019 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Balance at September 30, 2020	$32	$3	$—	$35
Utilized—cash	(17)	—	—	(17)
Noncash adjustment—underspend	—	(1)	1	—
Balance at March 31, 2021	$15	$2	$1	$18

During the first six months of fiscal 2021, there was $17 million of cash utilized against the 2018, 2017 and 2016 Plan's reserve balances. The majority of the cash utilized during the period was related to the 2016 Plan's reserve balance. The 2018, 2017, and 2016 Plan's reserve balances at March 31, 2021 were $4 million, $3 million, and $4 million, respectively.

Adient plc | Form 10-Q | 25

Adient's fiscal 2021, 2020, 2019, 2018, 2017 and 2016 restructuring plans include workforce reductions of approximately 18,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2021, approximately 13,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-four plant closures. As of March 31, 2021, nineteen of the twenty-four plants have been closed.

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

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2021, Adient’s income tax expense was $28 million equating to an effective tax rate of 23%, and $80 million equating to an effective tax rate of 23%, respectively. The three and six month income tax expense was higher than the statutory rate impact of 12.5% primarily due to foreign tax rate differentials and the inability to record a tax benefit for losses in jurisdictions with valuation allowances. Due to the uncertainty related to the impact of the COVID-19 pandemic on the Company’s operations at a jurisdictional level that is required to estimate an annual effective tax rate for the full fiscal year, Adient used a discrete effective tax rate method to calculate an income tax provision for the six-month period ended March 31, 2020. For the three and six months ended March 31, 2020, Adient’s income tax expense was $16 million equating to an effective tax rate of 89% and $70 million equating to an effective tax rate of (100)%, respectively. The three and six month income tax expense in fiscal 2020 was higher than the statutory rate impact of 12.5% primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances and foreign currency remeasurement of Mexican peso denominated deferred tax assets. The six month income tax expense in fiscal 2020 was partially offset by a tax benefit related to the impairment of Adient's YFAI investment.

Valuation Allowances

As a result of the Company's second quarter fiscal 2021 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.

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

Uncertain Tax Positions

At March 31, 2021, Adient had gross tax effected unrecognized tax benefits of $487 million. If recognized, $139 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at March 31, 2021 was approximately $17 million (net of tax benefit). The interest and penalties accrued for the three and six months ended March 31, 2021 was $1 million and $2 million, respectively. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Impacts of Tax Legislation and Change in Statutory Tax Rates

Adient plc | Form 10-Q | 26

Tax legislation was adopted during the six months ended March 31, 2021 in various jurisdictions, which did not have a material impact on Adient’s consolidated financial statements.

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

Other Tax Matters

During the second quarter of fiscal 2021, Adient recognized a $33 million pre-tax gain related to the sale of its equity interest in Shenyang Jinbei Adient Automotive Components Co., Ltd. The tax expense associated with this gain was $5 million.

During the first quarter of fiscal 2021, Adient recognized an $8 million pre-tax gain related to Brazil indirect tax recoveries. The tax expense associated with this gain was $3 million.

During the six months ended March 31, 2020, Adient recognized net restructuring expenses of $54 million. Refer to Note 13, “Restructuring and Impairment Costs,” of the notes to the consolidated financial statements for additional information. The tax benefit associated with the restructuring charge was $1 million.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Net Sales
Americas	$1,644	$1,641	$3,381	$3,500
EMEA	1,636	1,488	3,240	3,052
Asia	588	444	1,142	1,016
Eliminations	(49)	(62)	(96)	(121)
Total net sales	$3,819	$3,511	$7,667	$7,447

Adient plc | Form 10-Q | 27

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Adjusted EBITDA
Americas	$64	$106	$196	$200
EMEA	141	62	255	111
Asia	121	63	272	240
Corporate-related costs (1)	(23)	(20)	(42)	(43)
Restructuring and impairment costs (2)	(5)	(52)	(12)	(54)
Purchase accounting amortization (3)	(10)	(11)	(21)	(21)
Restructuring related charges (4)	(2)	(7)	(6)	(12)
Loss on business divestitures - net (5)	—	—	—	(25)
Gain on sale / (impairment) of nonconsolidated partially-owned affiliates (6)	33	—	33	(216)
Depreciation	(69)	(72)	(139)	(147)
Stock based compensation	(13)	3	(26)	(1)
Other items (7)	(7)	(6)	2	(8)
Earnings (loss) before interest and income taxes	230	66	512	24
Net financing charges	(110)	(50)	(169)	(98)
Other pension income (expense)	2	2	4	4
Income (loss) before income taxes	$122	$18	$347	$(70)

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. During the three and six months ended March 31, 2021, a held-for-sale impairment charge of $2 million and $8 million, respectively, was recorded in EMEA. Restructuring charges during the three months and six months ended March 31, 2020 primarily consist of workforce reductions.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) The six months ended March 31, 2020 reflects losses on business divestitures, of which $4 million is related to the deconsolidation of Adient Aerospace, and $21 million is the result of the sale of the RECARO automotive high performance seating systems.
(6) The three and six months ended March 31, 2021 reflects a pre-tax gain of $33 million on the sale of Adient's interest in SJA. The six months ended March 31, 2020 reflects the non-cash impairment of Adient's YFAI investment. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements.
(7) The three months ended March 31, 2021 reflects $7 million of transaction costs. The six months ended March 31, 2021 reflects a one-time gain of $8 million associated with the retrospective recovery of indirect tax credits in Brazil resulting from a favorable court ruling, a $5 million gain on previously held interest at YFAS in an affiliate, and $11 million of transaction costs. The three months ended March 31, 2020 reflects $6 million of transaction costs. The six months ended March 31, 2020 reflects $7 million of transaction costs and $1 million of tax adjustments at YFAI.

Adient plc | Form 10-Q | 28

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Americas
United States	$1,486	$1,383	$3,034	$2,950
Mexico	584	574	1,225	1,187
Other Americas	82	96	174	219
Regional elimination	(508)	(412)	(1,052)	(856)
	1,644	1,641	3,381	3,500
EMEA
Germany	315	294	629	615
Czech Republic	350	303	688	639
Other EMEA	1,389	1,310	2,774	2,647
Regional elimination	(418)	(419)	(851)	(849)
	1,636	1,488	3,240	3,052
Asia
Thailand	139	130	244	263
China	165	82	354	242
Japan	103	106	192	228
Other Asia	186	127	363	286
Regional elimination	(5)	(1)	(11)	(3)
	588	444	1,142	1,016

Inter-segment elimination	(49)	(62)	(96)	(121)

Total	$3,819	$3,511	$7,667	$7,447

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of March 31, 2021 and September 30, 2020. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income (loss)" line in the consolidated statements of income (loss) for the six months ended March 31, 2021 and 2020, respectively.

Adient plc | Form 10-Q | 29

Adient maintains total investments in partially-owned affiliates of $0.8 billion and $0.7 billion at March 31, 2021 and September 30, 2020, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Six Months Ended March 31,
(in millions)	2021	2020
Income statement data:
Net sales	$4,822	$5,457
Gross profit	$534	$608
Net income	$326	$264
Net income attributable to the entity	$324	$259

Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for transactions regarding certain of Adient's investments in partially-owned affiliates.

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $10 million and $10 million at March 31, 2021 and September 30, 2020, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

Adient plc | Form 10-Q | 30

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended March 31,		Six Months Ended March 31,
(in millions)		2021	2020	2021	2020
Net sales to related parties	Net sales	$69	$96	$139	$195
Purchases from related parties	Cost of sales	148	132	294	309

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		March 31, 2021	September 30, 2020
Accounts receivable due from related parties	Accounts receivable	$47	$49
Accounts payable due to related parties	Accounts payable	79	105

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-Q | 31

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, Adient’s ability to consummate its strategic transactions in China, its deleveraging transactions or the amendment and extension of its Amended Agreement (collectively, the “Transactions”) that may yield additional value for shareholders at all or on the same or different terms as those described herein, the timing, benefits and outcomes of the Transactions, the effect of the announcements of the Transactions on Adient’s business relationships, operating results and business generally, the occurrence of any event, change or other circumstances that could give rise to the termination of the Transactions, the failure to satisfy conditions to consummation of the Transactions, including the receipt of regulatory approvals (and any conditions, limitations or restrictions placed on these approvals), risks that the Transactions disrupt current plans and operations, including potential disruptions with respect to Adient’s employees, vendors, clients and customers as well as management diversion or potential litigation, the effects of local and national economic, credit and capital market conditions on the economy in general, and other risks and uncertainties, the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on Adient and its customers, suppliers, joint venture partners and other parties, the ability of Adient to execute its turnaround plan, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to meet debt service requirements, the terms of financing, the impact of tax reform legislation through the Tax Cuts and Jobs Act and/ or under the new U.S. presidential administration, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations including as may be impacted by the change in U.S. presidential administration, general economic and business conditions, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient significant content, changes in consumer demand, work stoppages and similar events, global climate change and related emphasis on ESG matters by various stakeholders, energy and commodity prices, the availability of raw materials and component products, currency exchange rates and cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part II, Other Information - Item 1A of this report, as well as in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and Quarterly Report on Form 10-Q for the Quarterly Period ended December 31 2020, which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within this report as well as within Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Adient plc | Form 10-Q | 32

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

On-Going Impact of COVID-19

The impact of COVID-19, and related mutations, continues to be present throughout the world, including in all global and regional markets served by Adient. Although vaccines have been introduced that are expected to have the result of reducing the effect of COVID-19 and COVID-19 started to wane in certain geographic areas, it has seen a recent resurgence around the globe, and governmental authorities continue to implement numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. Adient's manufacturing facilities are located in areas that continue to be affected by the pandemic.

As previously disclosed, beginning at the end of January 2020 and continuing through June 2020, Adient experienced the shutdown of its facilities in all geographic regions (Asia, Americas and EMEA) at various points in time. Production finally started to resume in all regions and continued to ramp up through Adient’s fiscal fourth quarter, and as of December 31, 2020, virtually all of Adient's plants had resumed production.

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

In addition to the significant measures taken to reduce and contain costs, Adient took actions to provide additional liquidity, primarily including the draw down on its ABL revolving credit facility of $825 million at the end of March 2020 and the issuance of $600 million of senior secured notes due 2025 on April 20, 2020. Adient's ability to borrow against the ABL revolving credit facility is limited to its borrowing base, which consists primarily of accounts receivable, inventory and certain cash account balances at certain Adient subsidiaries. Adient repaid $825 million of the ABL revolving credit facility during the third and fourth quarters of fiscal 2020 and maintains $945 million of availability under the ABL revolving credit facility as of March 31, 2021.

Adient plc | Form 10-Q | 33

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

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During fiscal 2020, automotive production across the globe declined due to the economic slow down resulting from the COVID-19 pandemic. During the second quarter of fiscal 2021, automotive production is largely consistent with prior year, except that China has recovered from prior year operational interruptions due to COVID-19.

The global automotive industry is experiencing supply chain disruptions related to semiconductor and petrochemical shortages. Adient continues to closely monitor these disruptions as well as material economics related to steel pricing in an effort to minimize the impact of such matters. Refer to the discussion below, including the segment analysis, for additional information on the impacts of these items on Adient's results.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended March 31,			Six Months Ended March 31,
(units in millions)	2021	Change	2020	2021	Change	2020
Global	20.0	13.6%	17.6	43.2	8.0%	40.0
North America	3.6	(5.3)%	3.8	7.5	(1.3)%	7.6
South America	0.7	—%	0.7	1.4	—%	1.4
Europe	4.7	(2.1)%	4.8	10.0	—%	10.0
China	5.8	75.8%	3.3	13.6	28.3%	10.6
Asia, excluding China, and Other	5.2	4.0%	5.0	10.7	2.9%	10.4

Source: IHS Automotive, April 2021

Financial Results Summary
Significant aspects of Adient's financial results for the second quarter of fiscal 2021 include the following:
Adient plc | Form 10-Q | 34

•Adient recorded net sales of $3,819 million for the second quarter of fiscal 2021, representing an increase of $308 million or 9% when compared to the second quarter of fiscal 2020. The increase in net sales is attributable to prior year operational interruptions due to COVID-19, the favorable impact of foreign currencies, favorable commercial settlements and material economics, partially offset by prior year divestitures primarily consisting of the fabrics businesses.
•Gross profit was $298 million, or 7.8% of net sales for the second quarter of fiscal 2021 compared to $237 million, or 6.8% of net sales for the second quarter of fiscal 2020. Profitability, including gross profit as a percentage of net sales, was higher due to higher current quarter volumes primarily resulting from prior year operational interruptions due to COVID-19, the favorable impact of foreign currencies, favorable commercial settlements and operational improvements, partially offset by operational inefficiencies and premium freight caused by unplanned production stoppages resulting from semiconductor and petrochemical shortages, and unfavorable impacts of material economics, net of recoveries.
•Equity income was $85 million for the second quarter of fiscal 2021, compared to $8 million for the second quarter of fiscal 2020. The increase is primarily attributable to the prior year impact of COVID-19 which caused lower production volumes at Adient's China affiliates and a $33 million one-time pre-tax gain associated with the sale of Adient's interest in SJA, a nonconsolidated partially-owned affiliate in China, during the current quarter.

•Net income attributable to Adient was $69 million for the second quarter of fiscal 2021, compared to $19 million of net loss attributable to Adient for the second quarter of fiscal 2020. The higher level of income in the second quarter of fiscal 2021 is primarily attributable to higher current quarter volumes primarily resulting from prior year operational interruptions due to COVID-19, a one-time gain on the sale of Adient's interest in SJA, a nonconsolidated partially-owned affiliate in China, higher equity income primarily at Adient's China affiliates, partially offset by higher net financing charges which included a $10 million write off of deferred financing costs and $45 million of premium paid to repurchase debt, and higher overall selling, general and administrative expense of $21 million including higher stock-based compensation and incentive compensation costs.

Adient plc | Form 10-Q | 35

Consolidated Results of Operations

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	Change	2020	2021	Change	2020
Net sales	$3,819	9%	$3,511	$7,667	3%	$7,447
Cost of sales	3,521	8%	3,274	7,028	1%	6,947
Gross profit	298	26%	237	639	28%	500
Selling, general and administrative expenses	148	17%	127	297	2%	292
Loss on business divestitures - net	—	—%	—	—	n/a	25
Restructuring and impairment costs	5	-90%	52	12	-78%	54
Equity income (loss)	85	> 100%	8	182	> 100%	(105)
Earnings (loss) before interest and income taxes	230	> 100%	66	512	> 100%	24
Net financing charges	110	> 100%	50	169	72%	98
Other pension expense (income)	(2)	—%	(2)	(4)	—%	(4)
Income (loss) before income taxes	122	> 100%	18	347	> 100%	(70)
Income tax provision (benefit)	28	75%	16	80	14%	70
Net income (loss)	94	> 100%	2	267	> 100%	(140)
Income (loss) attributable to noncontrolling interests	25	19%	21	48	4%	46
Net income (loss) attributable to Adient	$69	> 100%	$(19)	$219	> 100%	$(186)

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	Change	2020	2021	Change	2020
Net sales	$3,819	9%	$3,511	$7,667	3%	$7,447

Net sales increased by $308 million, or 9%, in the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020 due to higher volumes across all regions which was primarily the result of prior year operational interruptions due to COVID-19 and despite certain unplanned production stoppages resulting from semiconductor and petrochemical shortages ($194 million), the favorable impact of foreign currencies as the U.S. dollar remained weaker against other major currencies ($121 million), the favorable impact of material economics recoveries ($15 million) and commercial settlements ($10 million), partially offset by the impact of prior year divestitures primarily consisting of the fabrics business ($32 million).

Net sales increased by $220 million, or 3%, in the first six months of fiscal 2021 as compared to the first six months of fiscal 2020 primarily due to higher volumes in EMEA and Asia resulting from prior year operational interruptions due to COVID-19 ($178 million), the favorable impact of foreign currencies as the U.S. dollar remained weaker against other major currencies ($189 million), the favorable impact of material economics recoveries ($8 million) and commercial settlements ($29 million), partially offset by lower volumes in Americas due to timing of new program launches and certain unplanned production stoppages resulting from semiconductor and petrochemical shortages ($79 million), and the impact of prior year divestitures primarily consisting of the RECARO and fabrics businesses ($105 million).

Adient plc | Form 10-Q | 36

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	Change	2020	2021	Change	2020
Cost of sales	$3,521	8%	$3,274	$7,028	1%	$6,947
Gross profit	$298	26%	$237	$639	28%	$500
% of sales	7.8%		6.8%	8.3%		6.7%

Cost of sales increased by $247 million, or 8%, and gross profit increased by $61 million, or 26%, in the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020. The year over year increase in cost of sales was due to higher volumes ($151 million), the unfavorable impact of foreign currencies ($110 million), operational inefficiencies including premium freight and unplanned production stoppages resulting from semiconductor and petrochemical shortages and to a lesser extent COVID-19 related costs ($39 million), higher commodity costs ($23 million), partially offset by the prior year divestitures primarily consisting of the fabrics business ($23 million) and operational performance improvements ($53 million). Gross profit was favorably impacted by higher overall volumes, the favorable impact of foreign currencies, and favorable commercial settlements and net pricing adjustments.

Cost of sales increased by $81 million, or 1% and gross profit increased by $139 million, or 28%, in the first six months of fiscal 2021 as compared to the first six months of fiscal 2020. The cost of sales year-over-year increase is primarily attributable to higher sales volumes primarily in EMEA and Asia ($47 million), the unfavorable impact of foreign currencies ($175 million), higher commodity costs ($26 million), and operational inefficiencies including premium freight and unplanned production stoppages resulting from semiconductor and petrochemical shortages and to a lesser extent COVID-19 related costs ($51 million), partially offset by the impact of prior year divestitures primarily consisting of the RECARO and fabrics businesses ($77 million), overall operational performance improvements ($131 million), and one-time gain associated with retrospective recoveries of Brazil indirect tax credits ($8 million). The increase in gross profit was due to higher overall volumes, the favorable impact of foreign currencies, and business performance improvements including lower launch inefficiencies, reductions in operational waste and freight, and favorable commercial settlements and net pricing adjustments, partially offset by higher commodity costs. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	Change	2020	2021	Change	2020
Selling, general and administrative expenses	$148	17%	$127	$297	2%	$292
% of sales	3.9%		3.6%	3.9%		3.9%

Selling, general and administrative expenses (SG&A) increased by $21 million, or 17% in the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020. The year over year increase in SG&A is attributable to higher compensation costs, including stock-based compensation ($16 million) and other compensation due to lower levels of certain incentive compensation, and to a lesser extent other benefits, in the prior year that were not expected to recur ($28 million), the unfavorable impact of foreign currencies ($7 million), and higher transaction costs ($1 million), partially offset by lower overall engineering and other administrative spending ($17 million), prior year fabrics administrative costs ($7 million), prior year restructuring related charges ($2 million), and lower depreciation and amortization expense ($5 million). Refer to the segment analysis below for a discussion of segment profitability.

Selling, general and administrative expenses (SG&A) increased by $5 million, or 2% in the first six months of fiscal 2021 as compared to the first six months of fiscal 2020. SG&A was unfavorably impacted by higher compensation costs, including stock-based compensation ($25 million) and other compensation due to lower levels of certain incentive compensation, and to a lesser extent other benefits, in the prior year that were not expected to recur ($27 million), the unfavorable impact of foreign currencies ($13 million), and higher transaction costs ($4 million), partially offset by lower overall engineering and other administrative spending ($38 million), prior year RECARO and fabrics administrative costs ($18 million), prior year restructuring related charges ($2 million), and lower depreciation and amortization expense ($6 million). Refer to the segment analysis below for a discussion of segment profitability.

Adient plc | Form 10-Q | 37

(Gain) Loss on Business Divestitures - net

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	Change	2020	2021	Change	2020
(Gain) loss on business divestitures - net	$—	—%	$—	$—	n/a	$25

The loss on business divestitures in the first six months of fiscal 2020 is comprised of a $21 million loss on the sale of RECARO automotive high performance seating and a $4 million loss on the deconsolidation of Adient Aerospace. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for information related to these divestitures.

Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	Change	2020	2021	Change	2020
Restructuring and impairment costs	$5	-90%	$52	$12	-78%	$54

Restructuring and impairment costs were lower by $47 million during the second quarter of fiscal 2021 and lower by $42 million during the six months ended March 31, 2021 due primarily to overall lower levels of restructuring actions taken. Refer to Note 3, "Acquisitions and Divestitures," and Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Equity Income (Loss)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	Change	2020	2021	Change	2020
Equity income (loss)	$85	> 100%	$8	$182	> 100%	$(105)

Equity income was $85 million for the second quarter of fiscal 2021, compared to $8 million in the second quarter of fiscal 2020. The increase is primarily attributable to the impact of prior year operational interruptions at Adient's China affiliates due to COVID-19, and a $33 million one-time pre-tax gain associated with the sale of Adient's interest in SJA, a nonconsolidated partially-owned affiliate in China, during the current quarter. Adient sold the equity interest for $58 million. Net proceeds of $53 million were received in April 2021.

Equity income was $182 million for the first six months of fiscal 2021, compared to a loss of $105 million for the first six months of fiscal 2020. The change is primarily attributable to the prior year non-cash impairment charge related to Adient's YFAI investment divestiture ($216 million), a one-time gain associated with the sale of Adient's interest in SJA, a nonconsolidated partially-owned affiliate in China, during the current quarter ($33 million), prior year lower production volumes within Adient's China affiliates due to the impact of COVID-19 during the second quarter of fiscal 2020, and a one-time gain on previously held interest at YFAS in an affiliate during the first quarter of fiscal 2021 ($5 million), partially offset by prior year tax benefits at various China affiliates that are not expected to recur ($10 million).

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	Change	2020	2021	Change	2020
Net financing charges	$110	> 100%	$50	$169	72%	$98

Net financing charges increased in the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020 primarily as a result of premium paid on repurchase of debt ($45 million), a write off of the associated deferred financing costs ($10 million), and higher levels of outstanding debt and higher average interest rates during the current quarter. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions during the current quarter and components of the net financing charges.
Adient plc | Form 10-Q | 38

Other Pension Expense (Income)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	Change	2020	2021	Change	2020
Other pension expense (income)	$(2)	—%	$(2)	$(4)	—%	$(4)

Other pension income remained consistent year over year. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	Change	2020	2021	Change	2020
Income tax provision (benefit)	$28	75%	$16	$80	14%	$70

The second quarter of fiscal 2021 income tax expense of $28 million was higher than the statutory rate of 12.5% primarily due to foreign tax rate differentials and the inability to record a tax benefit for losses in jurisdictions with valuation allowances. The second quarter of fiscal 2020 income tax expense of $16 million was higher than the statutory rate of 12.5% primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances and an $8 million tax expense associated with foreign currency remeasurement of foreign denominated deferred tax assets.

The first six months of fiscal 2021 income tax expense of $80 million was higher than the statutory rate of 12.5% primarily due to foreign tax rate differentials and the inability to record a tax benefit for losses in jurisdictions with valuation allowances. The first six months of fiscal 2020 income tax expense of $70 million was higher than the statutory rate of 12.5% primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances and an $8 million tax expense associated with foreign currency remeasurement of Mexican peso deferred tax assets, partially offset by a $4 million tax benefit associated with the impairment of Adient’s YFAI investment.

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	Change	2020	2021	Change	2020
Income (loss) attributable to noncontrolling interests	$25	19%	$21	$48	4%	$46

The increase in income attributable to noncontrolling interests for the three-months and six-months ended March 31, 2021 when compared to the same period in the prior year was primarily attributable to prior year lower income resulting from lower volumes, attributable primarily to the impact of COVID-19 pandemic at certain Seating affiliates in varying jurisdictions.

Net Income (Loss) Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	Change	2020	2021	Change	2020
Net income (loss) attributable to Adient	$69	> 100%	$(19)	$219	> 100%	$(186)

Net income attributable to Adient was $69 million for the second quarter of fiscal 2021, compared to $19 million of net loss attributable to Adient for the second quarter of fiscal 2020. The higher level of income in the second quarter of fiscal 2021 is primarily attributable to higher current quarter volumes primarily resulting from prior year operational interruptions due to COVID-19, a one-time gain on the sale of interest in a nonconsolidated partially-owned affiliate in China, higher equity income at Adient's China affiliates, partially offset by higher net financing charges which included a $10 million write off of deferred
Adient plc | Form 10-Q | 39

financing costs and $45 million of premium paid to repurchase debt, and higher overall selling, general and administrative expense of $21 million including higher stock-based and performance-based incentive compensation costs.

Net income attributable to Adient for the first six months of 2021 was $219 million compared to a net loss attributable to Adient of $186 million for the first six months of fiscal 2020. The year over year increase in net income attributable to Adient is primarily due to the prior year one-time non-cash impairment charge of $216 million on Adient's YFAI investment, the prior year $25 million loss on business divestitures including the sale of the RECARO business and deconsolidation of Adient Aerospace, higher current year volumes in EMEA and Asia, lower operational wastes, lower restructuring costs, favorable commercial settlements, and a current year one-time gain associated with sale of an equity interest in a partially-owned affiliate in China, partially offset by higher net financing charges, higher stock-based compensation costs and other performance-based incentive compensation costs.

Comprehensive Income (Loss) Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	Change	2020	2021	Change	2020
Comprehensive income (loss) attributable to Adient	$32	> 100%	$(205)	$265	> 100%	$(307)

Comprehensive income attributable to Adient was $32 million for the second quarter of fiscal 2021 compared to $205 million of comprehensive loss for the second quarter of fiscal 2020. The increase in comprehensive income attributable to Adient in the second quarter of fiscal 2021 is primarily due to higher net income ($92 million), less unfavorable foreign currency translation adjustments ($106 million), lower realized and unrealized losses on derivatives ($51 million), partially offset by the increase in comprehensive income attributable to noncontrolling interests ($12 million).

Comprehensive income attributable to Adient was $265 million for the first six months of fiscal 2021 compared to a comprehensive loss attributable to Adient of $307 million for the first six months of fiscal 2020. The increased level of comprehensive income attributable to Adient in the first six months of fiscal 2021 is primarily due to higher net income ($407 million), the favorable change in foreign currency translation adjustments ($119 million) and favorable change in realized and unrealized losses on derivatives ($64 million), partially offset by the increase in comprehensive income attributable to noncontrolling interests ($18 million).

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

The results presented below are not necessarily indicative of full-year results, particularly due to the on-going impacts of the COVID-19 pandemic that Adient is currently facing. Refer to the On-Going Impact of COVID-19 section earlier in Item 2. of this Report, and to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, for additional information related to the COVID-19 impacts on Adient.

Adient plc | Form 10-Q | 40

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Net Sales
Americas	$1,644	$1,641	$3,381	$3,500
EMEA	1,636	1,488	3,240	3,052
Asia	588	444	1,142	1,016
Eliminations	(49)	(62)	(96)	(121)
Total net sales	$3,819	$3,511	$7,667	$7,447

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Adjusted EBITDA
Americas	$64	$106	$196	$200
EMEA	141	62	255	111
Asia	121	63	272	240
Corporate-related costs (1)	(23)	(20)	(42)	(43)
Restructuring and impairment costs (2)	(5)	(52)	(12)	(54)
Purchase accounting amortization (3)	(10)	(11)	(21)	(21)
Restructuring related charges (4)	(2)	(7)	(6)	(12)
Loss on business divestitures - net (5)	—	—	—	(25)
Gain on sale / (impairment) of nonconsolidated partially-owned affiliates (6)	33	—	33	(216)
Depreciation	(69)	(72)	(139)	(147)
Stock based compensation	(13)	3	(26)	(1)
Other items (7)	(7)	(6)	2	(8)
Earnings (loss) before interest and income taxes	230	66	512	24
Net financing charges	(110)	(50)	(169)	(98)
Other pension income (expense)	2	2	4	4
Income (loss) before income taxes	$122	$18	$347	$(70)

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. During the three and six months ended March 31, 2021, a held-for-sale impairment charge of $2 million and $8 million, respectively, was recorded in EMEA. Restructuring charges during the three months and six months ended March 31, 2020 primarily consist of workforce reductions.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) The six months ended March 31, 2020 reflects losses on business divestitures, of which $4 million is related to the deconsolidation of Adient Aerospace, and $21 million is the result of the sale of the RECARO automotive high performance seating systems.
Adient plc | Form 10-Q | 41

(6) The three and six months ended March 31, 2021 reflects a pre-tax gain of $33 million on the sale of Adient's interest in SJA. The six months ended March 31, 2020 reflects the non-cash impairment of Adient's YFAI investment. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements.
(7) The three months ended March 31, 2021 reflects $7 million of transaction costs. The six months ended March 31, 2021 reflects a one-time gain of $8 million associated with the retrospective recovery of indirect tax credits in Brazil resulting from a favorable court ruling, a $5 million gain on previously held interest at YFAS in an affiliate, and $11 million of transaction costs. The three months ended March 31, 2020 reflects $6 million of transaction costs. The six months ended March 31, 2020 reflects $7 million of transaction costs and $1 million of tax adjustments at YFAI.

Americas

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	Change	2020	2021	Change	2020
Net sales	$1,644	—%	$1,641	$3,381	-3%	$3,500
Adjusted EBITDA	$64	-40%	$106	$196	-2%	$200

Net sales increased during the second quarter of fiscal 2021 by $3 million, despite certain unplanned production stoppages resulting from semiconductor and petrochemical shortages, due to higher production volumes primarily resulting from the operational interruptions in the prior year due to COVID-19 ($18 million), and the favorable impact of material economics recoveries ($1 million), partially offset by the impact of unfavorable commercial settlements and net pricing adjustments ($2 million), and the unfavorable impact of foreign currencies ($14 million).

Adjusted EBITDA decreased during the second quarter of fiscal 2021 by $42 million due primarily to operational inefficiencies including premium freight and unplanned production stoppages resulting from semiconductor and petrochemical shortages and to a lesser extent COVID-19 related costs ($29 million), higher administrative expense due primarily to lower levels of certain incentive compensation costs, and to a lesser extent other benefits, in the prior year that were not expected to recur ($18 million), and unfavorable material economics, net of recoveries ($4 million), partially offset by favorable volume and mix ($5 million), other operational performance improvements ($2 million), and the favorable impact of foreign currencies ($2 million).

Net sales decreased during the first six months of fiscal 2021 by $119 million due primarily to lower production volumes resulting from timing of new program launches and certain unplanned production stoppages resulting from semiconductor and petrochemical shortages ($79 million), the impact of the prior year divestiture of RECARO ($10 million), the unfavorable impact of foreign currencies ($36 million), and the unfavorable impact of material economics recoveries ($6 million), partially offset by favorable commercial settlements and net pricing adjustments ($12 million). The Americas will continue to experience higher levels of new program launches in the remainder of fiscal 2021.

Adjusted EBITDA decreased during the first six months of fiscal 2021 by $4 million due primarily to operational inefficiencies including premium freight and unplanned production stoppages resulting from semiconductor and petrochemical shortages and to a lesser extent COVID-19 related costs ($39 million), higher administrative expense due primarily to lower levels of certain incentive compensation costs, and to a lesser extent other benefits, in the prior year that were not expected to recur ($16 million), and the unfavorable net commodity pricing adjustments ($9 million), partially offset by the favorable commercial settlements and net pricing adjustments ($31 million), favorable volume and mix ($9 million), the favorable impact of foreign currencies ($3 million), and other operational performance improvements ($17 million).

EMEA

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	Change	2020	2021	Change	2020
Net sales	$1,636	10%	$1,488	$3,240	6%	$3,052
Adjusted EBITDA	$141	> 100%	$62	$255	> 100%	$111

Net sales increased during the second quarter of fiscal 2021 by $148 million due primarily to the favorable impact of foreign currency ($115 million), higher production volumes primarily resulting from the operational interruptions in the prior year due
Adient plc | Form 10-Q | 42

to COVID-19 and despite certain unplanned production stoppages resulting from semiconductor shortages ($24 million), the favorable impact of commercial settlements and net pricing adjustments ($30 million), and the favorable impact of material economics recoveries ($11 million), partially offset by the impact of prior year divestitures primarily consisting of the fabrics business ($32 million).

Adjusted EBITDA increased during the second quarter of fiscal 2021 by $79 million due to operational performance improvements including lower overhead and freight costs ($16 million), the impact of favorable commercial settlements and net pricing adjustments ($36 million), lower administrative and engineering expense ($16 million), and favorable volume and mix ($24 million), partially offset by the impact of prior year divestitures primarily consisting of the fabrics business ($3 million), unfavorable net commodity pricing adjustments ($2 million) and operational inefficiencies as a result of unplanned production stoppages stemming from semiconductor shortages and to a lesser extent COVID-19 related costs ($8 million).

Net sales increased during the first six months of fiscal 2021 by $188 million due primarily to the favorable impact of foreign currency ($184 million), higher production volumes primarily resulting from the operational interruptions in the prior year due to COVID-19 ($30 million), the favorable impact of commercial settlements and net pricing adjustments ($44 million), and the favorable impact of material economics recoveries ($11 million), partially offset by the impact of prior year divestitures primarily consisting of the RECARO and fabrics businesses ($81 million).

Adjusted EBITDA increased during the first six months of fiscal 2021 by $144 million due to operational performance improvements including lower overhead and freight costs ($43 million), the impact of favorable commercial settlements and net pricing adjustments ($58 million), lower administrative and engineering expense ($35 million), and favorable volume and mix ($39 million), partially offset by the impact of prior year divestitures primarily consisting of the RECARO and fabrics businesses ($8 million), unfavorable impact of foreign currencies ($6 million), unfavorable net commodity pricing adjustments ($7 million), and operational inefficiencies as a result of unplanned production stoppages stemming from semiconductor shortages and to a lesser extent COVID-19 related costs ($10 million).

Asia

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	Change	2020	2021	Change	2020
Net sales	$588	32%	$444	$1,142	12%	$1,016
Adjusted EBITDA	$121	92%	$63	$272	13%	$240

Net sales increased during the second quarter of fiscal 2021 by $144 million due to higher production volumes across the region, which was primarily as a result of prior year operational interruptions due to COVID-19 ($139 million), the favorable impact of foreign currencies ($21 million), and the favorable impact of material economics recoveries ($3 million), partially offset by the impact of unfavorable commercial settlements and net pricing adjustments ($19 million).
Adjusted EBITDA increased during the second quarter of fiscal 2021 by $58 million due primarily to higher equity income as a result of the prior year operational interruptions at Adient's China affiliates due to COVID-19 ($44 million), higher production volumes ($14 million), operational performance improvements including lower overhead and freight costs ($16 million), and the favorable impact of foreign currency ($5 million), partially offset by the unfavorable impact of commercial settlements and net pricing adjustments ($14 million), the unfavorable impact of material economics, net of recoveries ($2 million), higher administrative and engineering expense ($3 million), and operational inefficiencies including premium freight and unplanned production stoppages resulting from semiconductor shortages and to a lesser extent COVID-19 related costs ($2 million).
Net sales increased during the first six months of fiscal 2021 by $126 million due to higher production volumes across the region, which was primarily as a result of prior year operational interruptions due to COVID-19 ($123 million), the favorable impact of foreign currencies ($41 million), and the favorable impact of material economics recoveries ($3 million), partially offset by the impact of unfavorable commercial settlements and net pricing adjustments ($27 million), and the impact of the prior year divestiture of RECARO ($14 million),

Adjusted EBITDA increased during the first six months of fiscal 2021 by $32 million due primarily to higher equity income as a result of the prior year operational interruptions at Adient's China affiliates due to COVID-19 ($51 million), higher production volumes ($3 million), operational performance improvements including lower overhead and freight costs ($27 million), lower administrative and engineering expense ($1 million), and the favorable impact of foreign currencies ($15 million), partially
Adient plc | Form 10-Q | 43

offset by the unfavorable impact of commercial settlements and net pricing adjustments ($30 million), the unfavorable impact of material economics, net of recoveries ($2 million), prior year tax benefits at various affiliates that were not expected to recur ($10 million), the impact of prior year divestitures of YFAI ($18 million) and RECARO ($3 million), and operational inefficiencies including premium freight and unplanned production stoppages resulting from semiconductor shortages and to a lesser extent COVID-19 related costs ($2 million).

Liquidity and Capital Resources

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. As of March 31, 2021, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $945 million (net of $69 million of letters of credit).
In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a term loan credit agreement (the “Term Loan B Agreement”) providing for a 5-year $800 million senior secured term loan facility that was fully drawn on closing. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity on May 6, 2024. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 4.25% (with one 0.25% step down based on achievement of a specific secured net leverage level starting with the fiscal quarter ending December 31, 2019). The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. In April 2021, Adient amended the Term Loan B Agreement ("Amended Agreement") which, among other changes (i) extended the maturity date for loans outstanding to April 8, 2028, (ii) reduced the interest rate margin applicable thereunder by 0.75% to 3.50%, in the case of Eurodollar Rate loans, and 2.50% (in the case of Base Rate loans) (in each case, with one 0.25% step down based on achievement of a specified first lien secured net leverage level starting with the fiscal quarter ending December 31, 2021) and (iii) made certain other negative covenant and mandatory prepayment changes in connection therewith. The amendment also established incremental term loans in an aggregate principal amount of $214 million resulting in total loans outstanding under the Amended Agreement of $1.0 billion. Adient paid $6 million related to the Amended Agreement and expects to write off $9 million of previously deferred financing costs as a result of the debt extinguishment, which will be reflected in the third quarter of fiscal 2021.

Adient US is also a party to an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes. The notes mature on May 15, 2026 and bear interest at a rate of 7.00% per annum. Interest on these notes is payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019. During the second quarter of fiscal 2021, Adient repurchased $640 million of the outstanding balance of the Senior First Lien Notes at a price of 107% of the principal plus $17 million of accrued and unpaid interest. As a result, $9 million of previously deferred financing costs was written off to net financing charges. Adient redeemed an additional $80 million of the remaining balance of the Senior First Lien Notes in April 2021 at a price of 103% of the principal plus $2 million of accrued and unpaid interest, and intends to redeem the remaining $80 million in May 2021.

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
Adient plc | Form 10-Q | 44

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

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €152 million in an unsecured term loan from the European Investment Bank ("EIB") due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points. Adient is compliant with the net leverage ratio of 4.5x at March 31, 2021 and expects to be compliant for the foreseeable future. During the first quarter of fiscal 2021, Adient repaid $16 million of the EIB loan, triggered in part by the redemption of debt in the prior year.

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

Sources of Cash Flows

	Six Months Ended March 31,
(in millions)	2021	2020
Cash provided (used) by operating activities	$140	$183
Cash provided (used) by investing activities	(95)	(208)
Cash provided (used) by financing activities	(762)	752
Capital expenditures	(126)	(185)

Operating Cash Flows: The decrease in cash flows from operating activities is primarily due to higher levels of accounts receivable, inventory and other assets at March 31, 2021 compared to March 31, 2020, along with higher levels of interest and restructuring payments during the six months ended March 31, 2021 compared to the same prior year period, partially offset by higher levels of accounts payable and overall profitability.

Investing Cash Flows: The decrease in cash used by investing activities is primarily attributable to lower capital expenditures of $59 million, a $19 million receipt of deferred consideration related to the sale of YFAI in the current quarter, and $37 million cash outflow related to the deconsolidation of Adient Aerospace in the prior year. See below for more information on capital expenditures.

Financing Cash Flows: The significant increase in cash used by financing activities is due to the repayment of long-term debt, including premium paid, of $687 million, certain required repayments on the EIB loan during the six months ended March 31, 2021, and the prior year draw down of the ABL revolver of $825 million.

Adient plc | Form 10-Q | 45

Capital expenditures: Capital expenditures decreased year over year based on timing of program spend on product launches and continued tightening of controls around overall spending.

Working capital

(in millions)	March 31, 2021	September 30, 2020
Current assets	$4,090	$4,482
Current liabilities	3,661	3,819
Working capital	$429	$663

The decrease in working capital of $234 million is primarily attributable to a decrease in cash of $708 million resulting from the repayment of long-term debt, including premium, of $687 million during the second quarter of fiscal 2021, and higher levels of accounts payable, partially offset by higher levels of accounts receivable and inventory.

Restructuring Costs

During fiscal 2021, Adient committed to a restructuring plan ("2021 Plan") of $13 million that was offset by $9 million of prior year underspend. Of the restructuring costs recorded, $12 million relates to the EMEA segment and $1 million relates to the Asia segment. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2020 restructuring plan will reduce annual operating costs by approximately $3 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 35%-40% will result in net savings. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and lease contract terminations. The restructuring actions are expected to be substantially completed by fiscal 2022.

During fiscal 2020, Adient committed to a restructuring plan ("2020 Plan") of $205 million. Of the restructuring costs recorded, $20 million relates to the Americas segment, $175 million relates to the EMEA segment and $10 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. Also recorded in fiscal 2020 was $20 million of underspend related to prior year plan reserves. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2020 restructuring plan will reduce annual operating costs by approximately $69 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 35%-40% will result in net savings. The restructuring actions are expected to be substantially completed by fiscal 2022.

Adient's fiscal 2021, 2020, 2019, 2018, 2017 and 2016 restructuring plans include workforce reductions of approximately 18,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2021, approximately 13,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-four plant closures. As of March 31, 2021, nineteen of the twenty-four plants have been closed.

Adient's management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in close proximity to customers. This ongoing analysis includes a review of its manufacturing, engineering, purchasing and administrative functions, as well as the overall global footprint for all its businesses. Because of the importance of new vehicle sales by major automotive manufacturers to operations, Adient is affected by the general business conditions in the automotive industry. Future adverse developments in the automotive industry, particularly related to or as a result of the COVID-19 pandemic, could impact Adient's liquidity position, lead to impairment charges and/or require additional restructuring of its operations.

Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to the off-balance sheet arrangements and contractual obligations disclosed in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Adient plc | Form 10-Q | 46

Effects of Inflation and Changing Prices

The effects of inflation have not been significant to Adient's results of operations in recent years. Generally, Adient has been able to implement operating efficiencies to sufficiently offset cost increases, which have been moderate.

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended March 31, 2021.

New Accounting Pronouncements

See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Adient plc | Form 10-Q | 47

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Adient plc | Form 10-Q | 48

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

Adient has updated or supplemented the below risk factors to reflect recent developments and these should be read in combination with those previously reported in Adient’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. To the extent applicable, the following risk factor update supersedes the corresponding risk factor previously reported in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2020 as well as Adient’s From 10-Q for the quarter ended December 31, 2020.

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

On December 30, 2020, the U.K. and the European Union entered into an agreement regarding their future relationship, the Trade and Cooperation Agreement, which was ratified by the parties and entered into full force on May 1, 2021. However, significant political and economic uncertainties remain in connection with the future of the U.K. and its relationship with the European Union. These uncertainties have caused and may continue to cause disruptions to capital and currency markets worldwide. The consequences of the withdrawal by the U.K. from the European Union and the impact on markets, as well as the impact on Adient’s operations, remain highly uncertain.

Adient plc | Form 10-Q | 49

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

Adient may not be able to consummate its strategic transformation in China or the time required to consummate its strategic transformation in China may be longer than anticipated.

Consummation of the 2021 Yanfeng Transaction, Ancillary Transactions and Additional Equity Sales (each of the foregoing as previously defined) are each subject to certain closing conditions, including customary government and regulatory approvals, certain People’s Republic of China state-owned asset required approvals and processes, expiration of waiting periods under antitrust laws and other customary closing conditions. There can be no assurance that the closing conditions contained in the respective agreements related to the 2021 Yanfeng Transaction, Ancillary Transactions and Additional Equity Sales will be satisfied or waived, or that the 2021 Yanfeng Transaction, Ancillary Transactions and Additional Equity Sales will be completed within the respective expected timeframes, on the respective proposed terms, or at all. In addition, the failure to consummate or a delay in consummating the 2021 Yanfeng Transaction, Ancillary Transactions and Additional Equity Sales would materially reduce Adient’s anticipated cash flow and could have a material adverse effect on the amounts available for debt repayment, to fund the Chongqing Boxun Industrial Co.,Ltd. put right, or other corporate purposes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Equity Securities

There has been no share repurchase activity during the three months ended March 31, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Adient plc | Form 10-Q | 50

Item 6.	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.1
Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Annex A to Adient plc’s definitive proxy statement on Schedule 14A filed on January 26, 2021 for the Adient plc 2021 annual general meeting of shareholders held March 9, 2021 (File No. 001-37757)).*

10.2
Form of Restricted Shares or Restricted Share Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed on March 10, 2021).*

10.3
Form of Performance Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Adient plc’s Current Report on Form 8-K filed on March 10, 2021).*

10.4
Master Agreement, dated as of March 12, 2021, by and among Adient plc, Adient Asia Holdings Co., Ltd., Qiyue (Shanghai) Trading Co., Ltd., Yanfeng Automotive Trim Systems Co., Ltd., Yanfeng Adient Seating Co., Ltd. and KEIPER Seating Mechanisms Co., Ltd. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on March 12, 2021).#

10.5
Ancillary Master Agreement, dated as of March 12, 2021, by and among Adient plc, Adient Asia Holdings Co., Ltd., Yanfeng Adient Seating Co., Ltd., Yanfeng Automotive Trim Systems Co., Ltd. and KEIPER Seating Mechanisms Co., Ltd. (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed on March 12, 2021).#

10.6
Equity Transfer Agreement, dated as of March 12, 2021, by and between Yanfeng Automotive Trim Systems Co., Ltd. and Adient Asia Holdings Co., Ltd. (incorporated by reference to Exhibit 10.3 to Adient plc’s Current Report on Form 8-K filed on March 12, 2021).#

10.7
Amendment No. 1 dated April 8, 2021 to the Term Loan Credit Agreement dated as of May 6, 2019, among the Borrowers, the lenders party hereto, and the Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on April 9, 2021).

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

Adient plc | Form 10-Q | 51

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	May 6, 2021

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	May 6, 2021

Adient plc | Form 10-Q | 52