Form 10-K/A
period 2020-09-30
Adient plc
filed 2021-06-25
CIK 1670541

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

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement relating to its 2021 annual general meeting of shareholders held on March 9, 2021 (the "2021 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement was filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Adient plc | Form 10-K | 2

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, originally filed on November 30, 2020 (the “Original 10-K”), of Adient plc (“Adient”). Adient is filing this Amendment to amend Item 15 of the Original 10-K to include the separate financial statements of Yanfeng Adient Seating Co, Ltd. (“YFAS”) as required by Rule 3-09 of Regulation S-X because YFAS was deemed significant to Adient under Rule 3-09 of Regulation S-X (the “Rule 3-09 financial statements”). The Rule 3-09 financial statements were not included in the Original 10-K because, as previously disclosed, YFAS’s fiscal year ended on December 31, 2020, after the date of the filing of the Original 10-K. The Rule 3-09 financial statements include consolidated balance sheets of YFAS as of December 31, 2020, 2019 and 2018 and the related consolidated statements of income, of changes in owners’ equity, and cash flows for each of the three years in the period ended December 31, 2020. In accordance with Rule 3-09 of Regulation S-X, only the financial statements as of and for the years ended December 31, 2019 and December 31, 2018 are required to be audited. The Rule 3-09 financial statements as of and for the year ended December 31, 2020 are unaudited. The Rule 3-09 financial statements were prepared and provided to Adient by YFAS.

This Amendment should be read in conjunction with the Original 10-K. The Original 10-K has not been amended or updated to reflect events occurring after November 30, 2020, except as specifically set forth in this Amendment.
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

Adient plc | Form 10-K | 6

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

Adient plc | Form 10-K | 7

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

Adient plc | Form 10-K | 8

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

10.33	Adient US LLC Retirement Restoration Plan, as amended and restated effective January 1, 2021.†

21.1	List of Subsidiaries.†

23.1	Consent of Independent Registered Public Accounting Firm.†

23.2	Consent of PricewaterhouseCoopers Zhong Tian LLC, Independent Auditors of YFAS and Consolidated Subsidiaries, dated June 25, 2021.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.3	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 25, 2021.

31.4	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 25, 2021.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 25, 2021.

99.1
Financial Statements of YFAS and Consolidated Subsidiaries as of December 31, 2020, December 31, 2019 and December 31, 2018 and for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

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

Adient plc | Form 10-K | 9

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Adient hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

†	Previously filed with the Original 10-K.

Adient plc | Form 10-K | 10

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	June 25, 2021

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	June 25, 2021

Adient plc | Form 10-K | 11