Form 10-Q
period 2021-06-30
Adient plc
filed 2021-08-05
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

At June 30, 2021, 94,217,748 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended June 30, 2021

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Net sales	$3,242	$1,626	$10,909	$9,073
Cost of sales	3,092	1,779	10,120	8,726
Gross profit	150	(153)	789	347
Selling, general and administrative expenses	136	115	433	407
Loss on business divestitures - net	—	—	—	25
Restructuring and impairment costs	8	49	20	103
Equity income (loss)	38	48	220	(57)
Earnings (loss) before interest and income taxes	44	(269)	556	(245)
Net financing charges	87	58	256	156
Other pension expense (income)	(4)	(1)	(8)	(5)
Income (loss) before income taxes	(39)	(326)	308	(396)
Income tax provision (benefit)	10	5	90	75
Net income (loss)	(49)	(331)	218	(471)
Income (loss) attributable to noncontrolling interests	22	(6)	70	40
Net income (loss) attributable to Adient	$(71)	$(325)	$148	$(511)

Earnings (loss) per share:
Basic	$(0.75)	$(3.46)	$1.57	$(5.45)
Diluted	$(0.75)	$(3.46)	$1.55	$(5.45)

Shares used in computing earnings per share:
Basic	94.2	93.9	94.1	93.8
Diluted	94.2	93.9	95.6	93.8

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$(49)	$(331)	$218	$(471)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	25	17	62	(65)
Realized and unrealized gains (losses) on derivatives	17	24	34	(23)
Other comprehensive income (loss)	42	41	96	(88)
Total comprehensive income (loss)	(7)	(290)	314	(559)
Comprehensive income (loss) attributable to noncontrolling interests	23	3	79	41
Comprehensive income (loss) attributable to Adient	$(30)	$(293)	$235	$(600)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	June 30, 2021	September 30, 2020
Assets
Cash and cash equivalents	$1,000	$1,692
Accounts receivable - net	1,451	1,641
Inventories	850	685
Assets held for sale	55	43
Other current assets	758	421
Current assets	4,114	4,482
Property, plant and equipment - net	1,549	1,581
Goodwill	2,069	2,057
Other intangible assets - net	428	443
Investments in partially-owned affiliates	616	707
Assets held for sale	24	27
Other noncurrent assets	1,004	964
Total assets	$9,804	$10,261
Liabilities and Shareholders' Equity
Short-term debt	$45	$202
Current portion of long-term debt	170	8
Accounts payable	2,094	2,179
Accrued compensation and benefits	400	374
Liabilities held for sale	60	46
Restructuring reserve	135	237
Other current liabilities	727	773
Current liabilities	3,631	3,819
Long-term debt	3,542	4,097
Pension and postretirement benefits	134	145
Other noncurrent liabilities	642	622
Long-term liabilities	4,318	4,864
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	48	43
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at June 30, 2021	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 94,217,748 shares issued and outstanding at June 30, 2021	—	—
Additional paid-in capital	3,993	3,974
Accumulated deficit	(1,948)	(2,096)
Accumulated other comprehensive income (loss)	(578)	(665)
Shareholders' equity attributable to Adient	1,467	1,213
Noncontrolling interests	340	322
Total shareholders' equity	1,807	1,535
Total liabilities and shareholders' equity	$9,804	$10,261

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30,
(in millions)	2021	2020
Operating Activities
Net income (loss) attributable to Adient	$148	$(511)
Income attributable to noncontrolling interests	70	40
Net income (loss)	218	(471)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	210	214
Amortization of intangibles	29	27
Pension and postretirement expense (benefit)	(1)	2
Pension and postretirement contributions, net	(18)	(21)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $3 and $3, respectively)	106	85
(Gain) on sale/impairment of nonconsolidated partially-owned affiliates	(33)	222
Premium and transaction costs paid on repurchase of debt	50	—
Retrospective recoveries of Brazil indirect tax credits	(38)	—
Derivative loss on the 2021 Yanfeng Transaction	24	—
Deferred income taxes	(5)	(13)
Non-cash impairment charges	11	27
Loss on divestitures - net	—	25
Equity-based compensation	36	8
Other	16	10
Changes in assets and liabilities:
Receivables	195	706
Inventories	(158)	16
Other assets	(63)	77
Restructuring reserves	(118)	(60)
Accounts payable and accrued liabilities	(142)	(1,135)
Accrued income taxes	43	9
Cash provided (used) by operating activities	362	(272)
Investing Activities
Capital expenditures	(186)	(258)
Sale of property, plant and equipment	23	5
Settlement of cross-currency interest rate swap	—	10
Advance payment for business acquisitions	(271)	—
Proceeds from business divestitures	72	—
Changes in long-term investments	—	(37)
Loans to affiliates	15
Cash provided (used) by investing activities	(347)	(280)
Financing Activities
Increase (decrease) in short-term debt	36	164
Increase (decrease) in long-term debt	214	600
Repayment of long-term debt	(890)	(6)
Debt financing costs	(8)	(10)
Dividends paid to noncontrolling interests	(66)	(67)
Other	(4)	(2)
Cash provided (used) by financing activities	(718)	679
Effect of exchange rate changes on cash and cash equivalents	12	(19)
Increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(691)	108
Change in cash classified within current assets held for sale	(1)	—
Increase (decrease) in cash and cash equivalents	(692)	108
Cash and cash equivalents at beginning of period	1,692	924
Cash and cash equivalents at end of period	$1,000	$1,032

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
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended June 30, 2021, and September 30, 2020, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	June 30, 2021	September 30, 2020
Current assets	$234	$217
Noncurrent assets	86	74
Total assets	$320	$291

Current liabilities	$174	$204
Noncurrent liabilities	9	10
Total liabilities	$183	$214

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Adient	$(71)	$(325)	$148	$(511)

Denominator:
Shares outstanding	94.2	93.9	94.1	93.8
Effect of dilutive securities	—	—	1.5	—
Diluted shares	94.2	93.9	95.6	93.8

Earnings (loss) per share:
Basic	$(0.75)	$(3.46)	$1.57	$(5.45)
Diluted	$(0.75)	$(3.46)	$1.55	$(5.45)
Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share for the three months ended June 30, 2021 and the three and nine months ended June 30, 2020, which is a result of all periods presented being in a loss position.

New Accounting Pronouncements

Standards Adopted During Fiscal 2021

On October 1, 2020, Adient adopted Accounting Standards Codification 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts. Available-for-sale debt securities with unrealized losses will now be recorded through an allowance for credit losses. The adoption of this guidance on October 1, 2020 did not significantly impact Adient's consolidated financial statements for the nine months ended June 30, 2021.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The amendments with respect to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented. The adoption of this guidance on October 1, 2020 did not significantly impact Adient's consolidated financial statements for the nine months ended June 30, 2021.

ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, affects reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation - Overall. The adoption of this guidance on October 1, 2020 did not significantly impact Adient's consolidated financial statements for the nine months ended June 30, 2021.

ASU 2020-04, Reference Rate Reform (Topic 848), provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions when transitioning from using the London interbank Offered Rate (LIBOR) to using alternative reference rates. The guidance was effective upon issuance. The adoption of this guidance did not significantly impact Adient's consolidated financial statements for the nine months ended June 30, 2021.

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contracts assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities were identified at September 30, 2020 or at June 30, 2021. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to
Adient plc | Form 10-Q | 9

consolidated financial statements for disaggregated revenue by geographical market.

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

a.Adient will transfer all of the issued and outstanding equity interest in YFAS held by Adient, which represents 49.99% of YFAS’s total issued and outstanding equity interest, to Yanfeng pursuant to the Equity Transfer Agreement, dated as of March 12, 2021, by and between Yanfeng and Adient, for CNY ¥8,064 million ($1,210 million), of which ¥3,446 million ($519 million) is payable by Yanfeng to Adient upon the YFAS Sale Closing (as defined in the 2021 Agreement) and ¥4,618 million ($691 million) is payable by Yanfeng to Adient on or before the later of December 21, 2021 and the YFAS Sale Closing (the “YFAS Sale”);

b.YFAS will transfer all of the issued and outstanding equity interests in Chongqing Yanfeng Adient Automotive Components Co., Ltd. (“CQYFAS”) and Yanfeng Adient (Langfang) Seating Co., Ltd. ("YFASLF") held directly or indirectly by YFAS to Adient for a price of ¥1,754 million ($271 million) (the “YFAS JVs Acquisition”). Adient became the successful bidder in a public bidding process conducted in June 2021 pursuant to People’s Republic of China ("P.R.C.") law with respect to the sale of YFAS's equity interests in CQYFAS and YFASLF. At the conclusion of the bidding process, Adient made the required deposit of ¥1,754 million ($271 million) with an escrow agent in the P.R.C.(reflected within other current assets as of June 30, 2021) which represents the full purchase price to be applied toward the purchase of CQYFAS and YFASLF interests;

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

e.Adient will grant to Yanfeng a license of intellectual property for use on a non-exclusive and perpetual basis for a payment of ¥385 million ($59 million), and Yanfeng/YFAS will grant to Adient a royalty-free, non-exclusive and perpetual intellectual property license of the Yanfeng/YFAS intellectual property; and

f.YFAS shall declare and distribute dividends in the amounts and at the times as set forth in the 2021 Agreement to its shareholders (proportionately to their ownership interest, namely 50.01% to Yanfeng and 49.99% to Adient) of approximately ¥4,168 million ($635 million) in the aggregate. During the third quarter of fiscal 2021, YFAS paid an aggregate dividend of ¥2,809 million ($436 million) in accordance with the 2021 Agreement.

The completion of certain of the transactions comprising the 2021 Yanfeng Transaction are cross-conditioned on each other and on the completion of Additional Equity Sales (as discussed further below) and completion of certain of the transactions comprising the 2021 Yanfeng Transaction are subject to various regulatory approvals and other customary closing conditions. Adient expects the 2021 Yanfeng Transaction to be completed in the second half of calendar year 2021.

In addition, on March 12, 2021, Adient, YFAS, Yanfeng and KEIPER, entered into an Ancillary Master Agreement (the “Ancillary Master Agreement”), pursuant to which the parties have agreed to, among other things, the following transactions (collectively, the “Ancillary Transactions”):

a.Adient and Yanfeng will amend the KEIPER Equity Joint Venture Contract, dated as of January 31, 2020, as amended, and the Articles of Association of KEIPER, dated as of September 9, 2013, as amended, to, among other things, (i)
Adient plc | Form 10-Q | 10

provide that KEIPER will declare and pay certain annual dividends to KEIPER’s shareholders with respect to each of its 2021 to 2023 fiscal years and (ii) upon closing of the earlier of the YFAT Sales (as defined below) or YFM Sale, because of KEIPER’s ownership of YFAT and YFM, certain amendments relating thereto, including modifying the scope of KEIPER’s business to include the manufacture and sale of automotive seat trim products and micro-motors; and

b.KEIPER and Yanfeng and KEIPER and Adient each entered into a long-term supply agreement.

The Ancillary Transactions are not cross-conditioned on each other but the completion of the Ancillary Transaction in paragraph a.(i) above is subject to the completion of YFAS Sale and the Ancillary Transactions in paragraph b. above are effective upon signing of the Ancillary Master Agreement. The completion of certain of the Ancillary Transactions is subject to customary closing conditions.

In conjunction with the 2021 Yanfeng Transaction, Adient has entered into an agreement (the “Boxun Agreement”) with Chongqing Boxun Industrial Co., Ltd. (“Boxun”). Pursuant to such agreement, upon consummation of the YFAS JVs Acquisition, Adient has provided Boxun with the right to sell and, if exercised, Adient has agreed to purchase, all of the issued and outstanding equity interest in CQYFAS held by Boxun, which represents 25% of CQYFAS’s total issued and outstanding equity interest (the “Boxun Equity Purchase”) for approximately ¥825 million ($124 million), subject to adjustment as set forth in the Boxun Agreement. If Adient buys Boxun’s 25% interest of CQYFAS and acquires YFAS’s 50% interest of CQYFAS, then, Adient will own 100% of CQYFAS.

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

Adient Aerospace
Adient Aerospace, LLC ("Adient Aerospace") became operational on October 11, 2018 with Adient’s initial ownership position in Adient Aerospace being 50.01%. Initial contributions of $28 million were made during the first quarter of fiscal 2019 by each partner. On October 25, 2019, Adient reached an agreement with Boeing in which Adient's ownership position was reduced to 19.99%, resulting in the deconsolidation of Adient Aerospace on that date, including $37 million of cash. Adient recorded a $4 million loss as a result of the transaction in the Americas segment, including $21 million of allocated goodwill. Adient collected $15 million of a note receivable during the third quarter of fiscal 2021 in accordance with the terms of the note. Adient Aerospace develops, manufactures, and sells a portfolio of seating products to airlines and aircraft leasing companies for installation on Boeing and other OEM commercial airplanes, for both production line-fit and retrofit configurations.

All of the acquisitions and divestiture transactions described above align with Adient's strategy of focusing on its core, high-volume seating business.

Assets held for sale

During the first quarter of fiscal 2021, Adient committed to a plan to sell certain assets in France. As a result, these assets were classified as assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value. Adient recorded an impairment charge of $9 million ($1 million within the third quarter of fiscal 2021) within restructuring and impairment costs on the consolidated statement of income (loss) during the nine months ended June 30, 2021. This transaction closed during the third quarter of fiscal 2021 for de minimis proceeds. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

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

4. Inventories

Inventories consisted of the following:

(in millions)	June 30, 2021	September 30, 2020
Raw materials and supplies	$660	$530
Work-in-process	25	22
Finished goods	165	133
Inventories	$850	$685

Adient plc | Form 10-Q | 13

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2020	$606	$368	$1,083	$2,057
Currency translation and other	4	9	(1)	12
Balance at June 30, 2021	$610	$377	$1,082	$2,069

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	June 30, 2021			September 30, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$27	$(19)	$8	$27	$(19)	$8
Customer relationships	474	(162)	312	424	(103)	321
Trademarks	41	(30)	11	41	(27)	14
Miscellaneous	112	(15)	97	110	(10)	100
Total intangible assets	$654	$(226)	$428	$602	$(159)	$443

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

Amortization of other intangible assets for the nine months ended June 30, 2021 and 2020 was $29 million and $27 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:
Adient plc | Form 10-Q | 14

	Nine Months Ended June 30,
(in millions)	2021	2020
Balance at beginning of period	$24	$22
Accruals for warranties issued during the period	7	9
Changes in accruals related to pre-existing warranties (including changes in estimates)	(1)	(1)
Settlements made (in cash or in kind) during the period	(6)	(5)
Balance at end of period	$24	$25

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

The components of lease costs included in the consolidated statement of income (loss) for the three and nine months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Operating lease cost	$32	$30	$94	$94
Short-term lease cost	4	6	16	18
Total lease cost	$36	$36	$110	$112

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

(in millions)		June 30, 2021	September 30, 2020
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$346	$334

Operating lease liabilities - current	Other current liabilities	$87	$95
Operating lease liabilities - noncurrent	Other noncurrent liabilities	261	244
		$348	$339

Weighted average remaining lease term:
Operating leases		8 years	5 years

Weighted average discount rate:
Operating leases		5.4%	5.9%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of June 30, 2021 were as follows:

Adient plc | Form 10-Q | 15

Operating leases
Fiscal years (in millions)	June 30, 2021
2021 (excluding the nine months ended June 30, 2021)	$30
2022	96
2023	74
2024	55
2025	41
Thereafter	125
Total lease payments	421
Less: imputed interest	(73)
Present value of lease liabilities	$348

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended June 30,
(in millions)	2021	2020
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$102	$34

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$96	$95

8. Debt and Financing Arrangements

Debt consisted of the following:

(in millions)	June 30, 2021	September 30, 2020
Long-term debt:
Term Loan B - LIBOR plus 3.50% due in 2028	$1,000	$790
4.875% Notes due in 2026	797	797
3.50% Notes due in 2024	1,190	1,173
7.00% Notes due in 2026	—	800
9.00% Notes due in 2025	600	600
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	160	—
Less: debt issuance costs	(35)	(55)
Gross long-term debt	3,712	4,105
Less: current portion	170	8
Net long-term debt	$3,542	$4,097

Short-term debt:
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	$—	$194
Other bank borrowings	45	8
Total short-term debt	$45	$202

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up
Adient plc | Form 10-Q | 16

to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. As of June 30, 2021, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $853 million (net of $60 million of letters of credit).

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a term loan credit agreement (the “Term Loan B Agreement”) that initially provided for a 5-year $800 million senior secured term loan facility that was fully drawn on closing. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance originally due at final maturity on May 6, 2024. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin originally equal to 4.25% (with one 0.25% step down based on achievement of a specific secured net leverage level starting with the fiscal quarter ending December 31, 2019). The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. In April 2021, Adient amended the Term Loan B Agreement ("Amended Agreement") which, among other changes (i) extended the maturity date for loans outstanding to April 8, 2028, (ii) reduced the interest rate margin applicable thereunder by 0.75% to 3.50%, in the case of Eurodollar Rate loans, and 2.50% (in the case of Base Rate loans) (in each case, with one 0.25% step down based on achievement of a specified first lien secured net leverage level starting with the fiscal quarter ending December 31, 2021) and (iii) made certain other negative covenant and mandatory prepayment changes in connection therewith. The amendment also established incremental term loans in an aggregate principal amount of $214 million resulting in total loans outstanding under the Amended Agreement of $1.0 billion. Adient paid $6 million related to the Amended Agreement and wrote off $8 million of previously deferred financing costs as a result of the debt extinguishment during the third quarter of fiscal 2021.

Adient US was also a party to an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes. The notes originally mature on May 15, 2026 and bore interest at a rate of 7.00% per annum. Interest on these notes was payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019. During the second quarter of fiscal 2021, Adient repurchased $640 million of the outstanding balance of the Senior First Lien Notes at a price of 107% of the principal plus $17 million of accrued and unpaid interest. As a result, $9 million of previously deferred financing costs was written off to net financing charges. During the third quarter of fiscal 2021, Adient redeemed the $160 million of remaining balance of the Senior First Lien Notes at a price of 103% of the principal plus $4 million of accrued and unpaid interest, and wrote off $2 million of previously deferred financing costs as a result of the debt extinguishment.

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

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €135 million in an unsecured term loan from the European Investment Bank ("EIB") due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis
Adient plc | Form 10-Q | 17

points. Adient is compliant with the net leverage ratio of 4.5x at June 30, 2021 and expects to be compliant for the foreseeable future. During the first quarter of fiscal 2021, Adient repaid $16 million of the EIB loan, triggered in part by the redemption of debt in the prior year. Adient repaid $20 million of the EIB loan in May 2021, triggered by the prior year sale of the fabrics business.

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

Net Financing Charges

Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Interest expense, net of capitalized interest costs	$46	$56	$162	$152
Banking fees and debt issuance cost amortization	14	5	27	13
Interest income	(2)	(2)	(6)	(9)
Premium paid on repurchase of debt	4	—	49	—
Derivative loss on Yanfeng transaction	24	—	24	—
Net foreign exchange	1	(1)	—	—
Net financing charges	$87	$58	$256	$156

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2021 and September 30, 2020, respectively.
As of June 30, 2021, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
Adient entered into a cross-currency interest rate swap during fiscal 2019 to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swap is reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Japan. As of June 30, 2021,
Adient plc | Form 10-Q | 18

Adient had one cross-currency interest rate swap outstanding totaling approximately ¥11 billion designated as a net investment hedge in Adient's net investment in Japan.

Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Adient's Term Loan B Agreement. The interest rate caps were designated as cash flow hedges under ASC 815. As of June 30, 2021, Adient had two outstanding interest rate caps with total notional amount of approximately $200 million. During the third quarter of fiscal 2021, in conjunction with the Term Loan B Amendment as discussed in Note 8, "Debt and Financing Arrangements," Adient de-designated these two contracts, the impact of which was not material.

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

In conjunction with the 2021 Yanfeng Transaction as described in Note 3, "Acquisitions and Divestitures," Adient entered into two forward foreign currency exchange contracts in April 2021 with total notional amount of approximately ¥7,482 million in order to economically hedge the expected proceeds. One contract is expected to mature at the end of the fourth quarter of fiscal 2021, and the other contract will mature at the end of the first quarter of fiscal 2022. These contracts are treated as freestanding financial instruments with fair value changes recorded in earnings. During the third quarter of fiscal 2021, these contracts generated an unrealized loss of $24 million. Refer to Note 8, "Debt and Financing Arrangements," of the notes to consolidated financial statements for more information.

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	June 30, 2021	September 30, 2020	June 30, 2021	September 30, 2020
Other current assets
Foreign currency exchange derivatives	$14	$5	$—	$—
Cross-currency interest rate swaps	4	—	—	—
Other noncurrent assets
Foreign currency exchange derivatives	—	—	1	—
Interest rate cap	—	—	—	—
Total assets	$18	$5	$1	$—

Other current liabilities
Foreign currency exchange derivatives	$5	$34	$19	$—
Cross-currency interest rate swaps	—	1	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	5	—	—
Long-term debt
Foreign currency denominated debt	1,190	1,173	—	—
Total liabilities	$1,196	$1,213	$19	$—

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of June 30, 2021 and September 30, 2020, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

Adient plc | Form 10-Q | 19

	Assets		Liabilities
(in millions)	June 30, 2021	September 30, 2020	June 30, 2021	September 30, 2020
Gross amount recognized	$19	$5	$1,215	$1,213
Gross amount eligible for offsetting	(6)	(5)	(6)	(5)
Net amount	$13	$—	$1,209	$1,208

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Foreign currency exchange derivatives	$21	$18	$40	$(39)

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2021	2020	2021	2020
Foreign currency exchange derivatives	Cost of sales	$1	$(15)	$(2)	$(9)
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2021	2020	2021	2020
Foreign currency exchange derivatives	Cost of sales	$—	$—	$(2)	$(1)
Foreign currency exchange derivatives	Net financing charges	(24)	3	(22)	6
Total		$(24)	$3	$(24)	$5

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $(17) million and $(25) million for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges. For the three months ended June 30, 2021 and 2020, no ineffectiveness was recognized in the consolidated statements of income (loss) resulting from cash flow hedges.

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
Adient plc | Form 10-Q | 20

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$14	$—	$14	$—
Cross-currency interest rate swaps	4	—	4	—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Interest rate cap	—	—	—	—
Total assets	$19	$—	$19	$—
Other current liabilities
Foreign currency exchange derivatives	$24	$—	$24	$—
Cross-currency interest rate swaps	—	—	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	—	1	—
Total liabilities	$25	$—	$25	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$5	$—	$5	$—
Other noncurrent assets
Interest rate cap	—	—	—	—
Total assets	$5	$—	$5	$—
Other current liabilities
Foreign currency exchange derivatives	$34	$—	$34	$—
Cross-currency interest rate swaps	1	—	1	—
Other noncurrent liabilities
Foreign currency exchange derivatives	5	—	5	—
Total liabilities	$40	$—	$40	$—

Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign
Adient plc | Form 10-Q | 21

exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2021 and September 30, 2020, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Cross-currency interest rate swaps Adient determines the fair value of a cross-currency interest rate swap contract using a market approach which is based on quoted market price for similar instruments in markets. All significant inputs are corroborated by observable market data for the term of such a contract. Adient selectively uses cross-currency interest rate swaps to hedge portions of its net investments. As of June 30, 2021, Adient had one ¥11 billion cross-currency interest rate swap outstanding.

Interest rate caps Adient determines the fair value of an interest rate cap contract using a market approach which is based on quoted market price for identical or similar instruments in markets. All significant inputs are corroborated by observable market data for the term of such a contract. Adient selectively uses interest rate caps to limit the impact of floating rate interest payment increases on its Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of June 30, 2021, Adient had two interest rate caps outstanding totaling approximately $200 million.
The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.8 billion and $4.1 billion at June 30, 2021 and September 30, 2020, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Equity and Noncontrolling Interests

For the nine months ended June 30, 2021:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2020	$—	$3,974	$(2,096)	$(665)	$1,213	$322	$1,535
Net income (loss)	—	—	148	—	148	51	199
Foreign currency translation adjustments	—	—	—	53	53	9	62
Realized and unrealized gains (losses) on derivatives	—	—	—	34	34	—	34
Dividends attributable to noncontrolling interests	—	—	—	—	—	(40)	(40)
Change in noncontrolling interest share	—	—	—	—	—	(3)	(3)
Share based compensation and other	—	19	—	—	19	1	20
Balance at June 30, 2021	$—	$3,993	$(1,948)	$(578)	$1,467	$340	$1,807

Adient plc | Form 10-Q | 22

For the three months ended June 30, 2021:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at March 31, 2021	$—	$3,985	$(1,877)	$(619)	$1,489	$353	$1,842
Net income (loss)	—	—	(71)	—	(71)	16	(55)
Foreign currency translation adjustments	—	—	—	24	24	3	27
Realized and unrealized gains (losses) on derivatives	—	—	—	17	17	—	17
Dividends attributable to noncontrolling interests	—	—	—	—	—	(29)	(29)
Change in noncontrolling interest share	—	—	—	—	—	(3)	(3)
Share based compensation and other	—	8	—	—	8	—	8
Balance at June 30, 2021	$—	$3,993	$(1,948)	$(578)	$1,467	$340	$1,807

For the nine months ended June 30, 2020:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2019	$—	$3,962	$(1,545)	$(569)	$1,848	$341	$2,189
Net income (loss)	—	—	(511)	—	(511)	26	(485)
Foreign currency translation adjustments	—	—	—	(66)	(66)	1	(65)
Realized and unrealized gains (losses) on derivatives	—	—	—	(23)	(23)	—	(23)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(28)	(28)
Change in noncontrolling interest share	—	—	—	—	—	(18)	(18)
Share based compensation and other	—	6	—	—	6	—	6
Adjustments from adoption of a new standard	—	—	(4)	—	(4)	—	(4)
Balance at June 30, 2020	$—	$3,968	$(2,060)	$(658)	$1,250	$322	$1,572

The deconsolidation of Adient Aerospace in the quarter ended December 31, 2019 resulted in a $18 million change in noncontrolling interest.

For the three months ended June 30, 2020:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at March 31, 2020	$—	$3,966	$(1,735)	$(690)	$1,541	$342	$1,883
Net income (loss)	—	—	(325)	—	(325)	(6)	(331)
Foreign currency translation adjustments	—	—	—	8	8	2	10
Realized and unrealized gains (losses) on derivatives	—	—	—	24	24	—	24
Dividends attributable to noncontrolling interests	—	—	—	—	—	(16)	(16)
Share based compensation and other	—	2	—	—	2	—	2
Balance at June 30, 2020	$—	$3,968	$(2,060)	$(658)	$1,250	$322	$1,572

Adient plc | Form 10-Q | 23

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Foreign currency translation adjustments
Balance at beginning of period	$(605)	$(632)	$(634)	$(558)
Aggregate adjustment for the period, net of tax	24	8	53	(66)
Balance at end of period	$(581)	$(624)	$(581)	$(624)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$(11)	$(55)	$(28)	$(8)
Current period changes in fair value, net of tax	18	12	33	(30)
Reclassification to income, net of tax	(1)	12	1	7
Balance at end of period	$6	$(31)	$6	$(31)
Pension and postretirement plans
Balance at beginning of period	$(3)	$(3)	$(3)	$(3)
Balance at end of period	$(3)	$(3)	$(3)	$(3)
Accumulated other comprehensive income (loss), end of period	$(578)	$(658)	$(578)	$(658)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Beginning balance	$44	$35	$43	$51
Net income	6	—	19	14
Foreign currency translation adjustments	(2)	7	—	—
Dividends	—	—	(14)	(23)
Ending balance	$48	$42	$48	$42

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Service cost	$2	$2	$6	$6
Interest cost	3	2	7	8
Expected return on plan assets	(6)	(4)	(14)	(14)
Net actuarial and settlement (gain) loss	(1)	1	(1)	1
Net periodic benefit cost	$(2)	$1	$(2)	$1

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

During fiscal 2021, Adient committed to a restructuring plan ("2021 Plan") of $24 million that was offset by $14 million of prior year underspend. Of the restructuring costs recorded, $23 million relates to the EMEA segment and $1 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and lease contract terminations. The restructuring actions are expected to be substantially completed by fiscal 2022.

(in millions)	Employee Severance and Termination Benefits	Total
Original reserve	$24	$24
Utilized—cash	(2)	(2)
Balance at June 30, 2021	$22	$22

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

The following table summarizes the changes in Adient's 2020 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2020	$168	$1	$169
Utilized—cash	(77)	—	(77)
Noncash adjustment—underspend/other	(4)	4	—
Balance at June 30, 2021	$87	$5	$92

The following table summarizes the changes in Adient's 2019 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Balance at September 30, 2020	$32	$3	$—	$35
Utilized—cash	(21)	—	—	(21)
Noncash adjustment—underspend/other	—	(3)	1	(2)
Balance at June 30, 2021	$11	$—	$1	$12

During the first nine months of fiscal 2021, there was $18 million of cash utilized against the 2018, 2017 and 2016 Plan's reserve balances. The majority of the cash utilized during the period was related to the 2016 Plan's reserve balance. The 2018, 2017, and 2016 Plan's reserve balances at June 30, 2021 were $4 million, $3 million, and $2 million, respectively.

Adient plc | Form 10-Q | 25

Adient's restructuring plans include workforce reductions of approximately 18,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2021, approximately 14,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-five plant closures. As of June 30, 2021, nineteen of the twenty-five plants have been closed.

Adient's management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in close proximity to customers. This ongoing analysis includes a review of its manufacturing, engineering, purchasing and administrative functions, as well as the overall global footprint for all its businesses. Because of the importance of new vehicle sales by major automotive manufacturers to operations, Adient is affected by the general business conditions in the automotive industry. Future adverse developments in the automotive industry, particularly related to the COVID-19 pandemic and supply chain disruptions, could impact Adient's liquidity position, lead to impairment charges and/or require additional restructuring of its operations.

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2021, Adient’s income tax expense was $10 million equating to an effective tax rate of (26)%, and $90 million equating to an effective tax rate of 29%, respectively. The three and nine month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to foreign tax rate differentials and the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by a tax benefit from the write-off of a deferred tax liability related to withholding taxes. Due to the uncertainty related to the impact of the COVID-19 pandemic on the Company’s operations at a jurisdictional level that is required to estimate an annual effective tax rate for the full fiscal year, Adient used a discrete effective tax rate method to calculate an income tax provision for the nine-month period ended June 30, 2020. For the three and nine months ended June 30, 2020, Adient’s income tax expense was $5 million equating to an effective tax rate of (2)% and $75 million equating to an effective tax rate of (19)%, respectively. For the three months ended June 30, 2020, income tax expense was recognized rather than a tax benefit that would have been recognized by applying the statutory rate of 12.5% against pre-tax losses, primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances, partially offset by a tax benefit related to an impairment charge recorded in the Asia segment related to customer relationship intangible asset. For the nine months ended June 30, 2020, income tax expense was recognized rather than a tax benefit that would have been recognized by applying the statutory rate of 12.5% against pre-tax losses, primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances and foreign currency remeasurement of Mexican peso denominated deferred tax assets, partially offset by a tax benefit related to the impairment of Adient’s YFAI investment and a tax benefit related to an impairment charge recorded in the Asia segment related to customer relationship intangible assets.

Valuation Allowances

As a result of the Company's third quarter fiscal 2021 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.

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

Uncertain Tax Positions

At June 30, 2021, Adient had gross tax effected unrecognized tax benefits of $489 million. If recognized, $137 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at June 30, 2021 was approximately $18 million (net of tax benefit). The interest and penalties accrued for the three and nine months ended June 30, 2021 was $1 million and $3 million, respectively. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
Adient plc | Form 10-Q | 26

Impacts of Tax Legislation and Change in Statutory Tax Rates

Tax legislation was adopted during the nine months ended June 30, 2021 in various jurisdictions, which did not have a material impact on Adient’s consolidated financial statements.

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

Other Tax Matters

During the third quarter of fiscal 2021, Adient recognized an additional $30 million pre-tax gain related to Brazil indirect tax credits as a result of a favorable supreme court ruling. The tax expense associated with this gain was $10 million.

During the third quarter of fiscal 2021, Adient recognized a tax benefit of $11 million related to the write-off of a deferred tax liability associated with a Chinese joint venture’s distribution of unremitted earnings. The distribution was reinvested in a wholly-owned Chinese subsidiary, thereby exempting the distribution from withholding tax. The investment in the wholly-owned subsidiary is intended to be indefinitely reinvested, warranting the derecognition of the pre-existing deferred tax liability.

During the second quarter of fiscal 2021, Adient recognized a $33 million pre-tax gain related to the sale of its equity interest in Shenyang Jinbei Adient Automotive Components Co., Ltd. The tax expense associated with this gain was $5 million.

During the first quarter of fiscal 2021, Adient recognized an $8 million pre-tax gain related to Brazil indirect tax credits. The tax expense associated with this gain was $3 million.

During the nine months ended June 30, 2020, Adient recognized net restructuring expenses of $86 million. Refer to Note 13, “Restructuring and Impairment Costs,” of the notes to the consolidated financial statements for additional information. The tax benefit associated with the restructuring charge was $3 million.

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
Adient plc | Form 10-Q | 27

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net Sales
Americas	$1,440	$593	$4,821	$4,093
EMEA	1,328	698	4,568	3,750
Asia	516	346	1,658	1,362
Eliminations	(42)	(11)	(138)	(132)
Total net sales	$3,242	$1,626	$10,909	$9,073

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Adjusted EBITDA
Americas	$23	$(83)	$219	$117
EMEA	22	(94)	277	17
Asia	92	71	364	311
Corporate-related costs (1)	(19)	(16)	(61)	(59)
Restructuring and impairment costs (2)	(8)	(49)	(20)	(103)
Purchase accounting amortization (3)	(11)	(9)	(32)	(30)
Restructuring related charges (4)	—	(5)	(6)	(17)
Loss on business divestitures - net (5)	—	—	—	(25)
Gain on sale / (impairment) of nonconsolidated partially-owned affiliates (6)	—	(6)	33	(222)
Depreciation	(71)	(67)	(210)	(214)
Stock based compensation	(10)	(7)	(36)	(8)
Other items (7)	26	(4)	28	(12)
Earnings (loss) before interest and income taxes	44	(269)	556	(245)
Net financing charges	(87)	(58)	(256)	(156)
Other pension income (expense)	4	1	8	5
Income (loss) before income taxes	$(39)	$(326)	$308	$(396)

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. During the three and nine months ended June 30, 2021, a held-for-sale impairment charge of $1 million and $9 million, respectively, was recorded in EMEA. Restructuring charges during the three and nine months ended June 30, 2020 primarily consist of workforce reductions and a $27 million pre-tax non-cash impairment charge related to long-lived assets in China.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) The nine months ended June 30, 2020 reflects losses on business divestitures, of which $4 million is related to the deconsolidation of Adient Aerospace, and $21 million is the result of the sale of the RECARO automotive high performance seating systems.
Adient plc | Form 10-Q | 28

(6) The nine months ended June 30, 2021 reflects a pre-tax gain of $33 million on the sale of Adient's interest in SJA. The three and nine months ended June 30, 2020 reflects the non-cash impairment of Adient's YFAI investment. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements.
(7) The three months ended June 30, 2021 reflects $2 million of transaction costs and a one-time gain of $30 million associated with retrospective recoveries of Brazil indirect tax credits resulting from a favorable court ruling (of which $28 million relates to recoveries covering the past 20 years and is adjusted out of Americas' segment results). The nine months ended June 30, 2021 reflects a one-time gain of $38 million associated with the retrospective recovery of indirect tax credits in Brazil resulting from a favorable court ruling (of which $36 million relates to recoveries covering the past 20 years and is adjusted out of Americas' segment results), a $5 million gain on previously held interest at YFAS in an affiliate, and $13 million of transaction costs. The three months ended June 30, 2020 reflects $4 million of transaction costs. The nine months ended June 30, 2020 reflects $11 million of transaction costs and $1 million of tax adjustments at YFAI.

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Americas
United States	$1,298	$519	$4,332	$3,469
Mexico	558	192	1,783	1,379
Other Americas	64	17	238	236
Regional elimination	(480)	(135)	(1,532)	(991)
	1,440	593	4,821	4,093
EMEA
Germany	261	150	891	765
Czech Republic	276	166	964	806
Other EMEA	1,144	571	3,918	3,217
Regional elimination	(353)	(189)	(1,205)	(1,038)
	1,328	698	4,568	3,750
Asia
Thailand	113	44	357	307
China	171	130	525	372
Japan	60	34	253	262
Other Asia	177	140	539	425
Regional elimination	(5)	(2)	(16)	(4)
	516	346	1,658	1,362

Inter-segment elimination	(42)	(11)	(138)	(132)

Total	$3,242	$1,626	$10,909	$9,073

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of June 30, 2021 and September 30, 2020. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income (loss)" line in the consolidated statements of income (loss) for the nine months ended June 30, 2021 and 2020, respectively.
Adient plc | Form 10-Q | 29

Adient maintains total investments in partially-owned affiliates of $0.6 billion and $0.7 billion at June 30, 2021 and September 30, 2020, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Nine Months Ended June 30,
(in millions)	2021	2020
Income statement data:
Net sales	$6,795	$7,319
Gross profit	$717	$829
Net income	$418	$387
Net income attributable to the entity	$413	$381

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $10 million and $10 million at June 30, 2021 and September 30, 2020, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

Adient plc | Form 10-Q | 30

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)		2021	2020	2021	2020
Net sales to related parties	Net sales	$70	$60	$209	$255
Purchases from related parties	Cost of sales	139	138	433	447

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		June 30, 2021	September 30, 2020
Accounts receivable due from related parties	Accounts receivable	$40	$49
Accounts payable due to related parties	Accounts payable	91	105

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-Q | 31

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, Adient’s ability to consummate its strategic transactions in China, its deleveraging transactions or the amendment and extension of its Amended Agreement (collectively, the “Transactions”) that may yield additional value for shareholders at all or on the same or different terms as those described herein, the timing, benefits and outcomes of the Transactions, the effect of the announcements of the Transactions on Adient’s business relationships, operating results and business generally, the occurrence of any event, change or other circumstances that could give rise to the termination of the Transactions, the failure to satisfy conditions to consummation of the Transactions, including the receipt of regulatory approvals (and any conditions, limitations or restrictions placed on these approvals), risks that the Transactions disrupt current plans and operations, including potential disruptions with respect to Adient’s employees, vendors, clients and customers as well as management diversion or potential litigation, the effects of local and national economic, credit and capital market conditions on the economy in general, and other risks and uncertainties, the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on Adient and its customers, suppliers, joint venture partners and other parties, the ability of Adient to execute its turnaround plan, work stoppages and similar events, energy and commodity prices, the availability of raw materials and component products, automotive vehicle production levels, mix and schedules, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to meet debt service requirements, the terms of financing, the impact of tax reform legislation through the Tax Cuts and Jobs Act and/ or under the new U.S. presidential administration, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations including as may be impacted by the change in U.S. presidential administration, general economic and business conditions, the strength of the U.S. or other economies, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient significant content, changes in consumer demand, global climate change and related emphasis on ESG matters by various stakeholders, currency exchange rates and cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part II, Other Information - Item 1A of this report, as well as in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, Quarterly Report on Form 10-Q for the Quarterly Period ended December 31 2020, and Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2021, which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within this report as well as within Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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
Adient plc | Form 10-Q | 32

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

Although the global automotive industry has recently experienced increased demand for new vehicles, it is possible that, in the event of the resurgence of COVID-19, the global automotive industry will experience significantly lower demand for new vehicle sales over the long-term as a result of the global economic slowdown caused by the COVID-19 pandemic because new vehicle sales are highly dependent on strong consumer confidence and low unemployment. As a result, new vehicle sales could be significantly lower than historical and previously projected pre-pandemic sales levels.

Throughout fiscal year 2020 and into fiscal year 2021 Adient continues to actively monitor the threat and impacts of COVID-19. Adient has taken, and continues to take, steps to mitigate the potential risks to the Company posed by COVID-19 and its impacts. In addition, Adient continues to assess and update its business continuity plans in the context of this pandemic, including analyzing constraints at its customers and suppliers, particularly components and labor-related shortages, respectively. Adient has taken precautions to help keep its workforce healthy and safe, including establishing a Global Response Team, implementing strict travel restrictions, enforcing rigorous hygiene protocols, increasing sanitization efforts at all facilities, enacting visitor restrictions, social distancing, face covering expectations, and temperature and health screenings and implementing remote working arrangements for the vast majority of Adient's employees who work outside the plants.

Adient took significant measures to reduce its overall cash burn rate (defined as net cash outflow associated with operating the company) during the shutdown, including the furlough of direct/salary plant workers, reductions of salaries in all areas of the globe and retirement benefits for U.S. employees outside the plants, reduced/delayed capex spending to coincide with the resumption of production and effectively eliminating all discretionary spending. The actions to reduce and defer compensation were global initiatives and included 20% salary reductions in the U.S. beginning on March 23, 2020 (with up to 10% incremental reductions and deferrals taking effect on April 13, 2020) and running until June 30, 2020, salary reductions of up to 20% for certain employees in many of the countries outside of the U.S., CEO salary reduction and deferral until July 15, 2020, and a 20% Board fee reduction. Effective July 1, 2020, Adient offered certain employees, including Adient’s executive officers, restricted stock unit (RSU) awards in lieu of 10-30% of salary and other compensatory benefits that are being foregone by each recipient from the time period beginning July 1, 2020 through June 30, 2021. The RSU awards vested in two tranches, with one half of the awards vesting six months from the grant date, and the remaining half vesting one year from the grant date.

In addition to the significant measures taken to reduce and contain costs, Adient took actions to provide additional liquidity, primarily including the draw down on its ABL revolving credit facility of $825 million at the end of March 2020 and the issuance of $600 million of senior secured notes due 2025 on April 20, 2020. Adient's ability to borrow against the ABL revolving credit facility is limited to its borrowing base, which consists primarily of accounts receivable, inventory and certain cash account balances at certain Adient subsidiaries. Adient repaid $825 million of the ABL revolving credit facility during the third and fourth quarters of fiscal 2020 and maintains $853 million of availability under the ABL revolving credit facility as of June 30, 2021.

The automotive production shutdown in fiscal 2020 also significantly impacted Adient’s daily working capital. During the third quarter of fiscal 2020, Adient experienced significantly lower trade working capital balances (accounts receivable, inventory and accounts payable) due to the shutdown of production in the early part of the third quarter and resumption of production
Adient plc | Form 10-Q | 33

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

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During fiscal 2020, automotive production across the globe declined due to the economic slow down resulting from the COVID-19 pandemic. During the third quarter of fiscal 2021, automotive production significantly increased in all regions, other than China, as a result of prior year operational interruptions due to COVID-19.

The global automotive industry continues to experience supply chain disruptions primarily related to semiconductor shortages. Adient continues to closely monitor these disruptions in an effort to minimize the impact of such matters. The automotive industry has also seen a period of sustained price increases for commodities, primarily related to steel, and to a lesser extent petrochemicals, that may continue into the future as demand increases and supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset. Although Adient has developed and implemented strategies to mitigate the impact of higher raw material and commodity costs, these strategies, together with commercial negotiations with Adient's customers and suppliers, typically offset only a portion of the adverse impact. Refer to the discussion below, including the segment analysis, for additional information on the impacts of these items on Adient's results.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended June 30,			Nine Months Ended June 30,
(units in millions)	2021	Change	2020	2021	Change	2020
Global	18.7	55.8%	12.0	62.8	20.8%	52.0
North America	3.2	146.2%	1.3	10.7	20.2%	8.9
South America	0.6	200.0%	0.2	2.0	25.0%	1.6
Europe	4.3	104.8%	2.1	14.3	19.2%	12.0
China	5.8	(3.3)%	6.0	19.4	16.9%	16.6
Asia, excluding China, and Other	4.8	100.0%	2.4	16.4	27.1%	12.9

Source: IHS Automotive, July 2021

Financial Results Summary
Significant aspects of Adient's financial results for the third quarter of fiscal 2021 include the following:
Adient plc | Form 10-Q | 34

•Adient recorded net sales of $3,242 million for the third quarter of fiscal 2021, representing an increase of $1,616 million or 99% when compared to the third quarter of fiscal 2020. The increase in net sales is attributable to prior year operational interruptions due to COVID-19, the favorable impact of foreign currencies and favorable material economics recoveries, partially offset by current year temporary operational interruptions and production stoppages primarily resulting from semiconductor shortages, prior year divestitures primarily consisting of the fabrics businesses, and unfavorable commercial settlements.
•Gross profit was $150 million, or 4.6% of net sales for the third quarter of fiscal 2021 compared to a loss of $153 million, or (9.4)% of net sales for the third quarter of fiscal 2020. Profitability, including gross profit as a percentage of net sales, was higher due to higher current quarter volumes primarily resulting from prior year operational interruptions due to COVID-19, current year operational improvements, a one-time gain associated with retrospective recoveries of Brazil indirect tax credits, the favorable impact of foreign currencies, partially offset by temporary operational inefficiencies and premium freight caused by unplanned production stoppages resulting primarily from semiconductor shortages, unfavorable impacts of material economics, net of recoveries, and unfavorable commercial settlements.
•Equity income was $38 million for the third quarter of fiscal 2021, compared to $48 million for the third quarter of fiscal 2020. The decrease is primarily attributable to current year operational interruptions and production stoppages resulting from semiconductor shortages primarily at Adient's affiliates in China, and the sale of Adient's interest in SJA during the second quarter of fiscal 2021, partially offset by the favorable impact of foreign currencies.

•Net loss attributable to Adient was $71 million for the third quarter of fiscal 2021, compared to $325 million of net loss attributable to Adient for the third quarter of fiscal 2020. The lower level of net loss in the third quarter of fiscal 2021 is primarily attributable to higher current quarter volumes primarily resulting from prior year operational interruptions due to COVID-19, current year operational improvements, lower restructuring charges, a one-time gain associated with retrospective recoveries of Brazil indirect tax credits, partially offset by operational inefficiencies and premium freight caused by unplanned production stoppages resulting from semiconductor and petrochemical shortages, higher net financing charges, and higher overall selling, general and administrative expense including higher stock-based compensation and incentive compensation costs.

Adient plc | Form 10-Q | 35

Consolidated Results of Operations

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	Change	2020	2021	Change	2020
Net sales	$3,242	99%	$1,626	$10,909	20%	$9,073
Cost of sales	3,092	74%	1,779	10,120	16%	8,726
Gross profit	150	>100%	(153)	789	>100%	347
Selling, general and administrative expenses	136	18%	115	433	6%	407
Loss on business divestitures - net	—	n/a	—	—	n/a	25
Restructuring and impairment costs	8	-84%	49	20	-81%	103
Equity income (loss)	38	-21%	48	220	>100%	(57)
Earnings (loss) before interest and income taxes	44	>100%	(269)	556	>100%	(245)
Net financing charges	87	50%	58	256	64%	156
Other pension expense (income)	(4)	>-100%	(1)	(8)	-60%	(5)
Income (loss) before income taxes	(39)	88%	(326)	308	>100%	(396)
Income tax provision (benefit)	10	100%	5	90	20%	75
Net income (loss)	(49)	85%	(331)	218	>100%	(471)
Income (loss) attributable to noncontrolling interests	22	>100%	(6)	70	75%	40
Net income (loss) attributable to Adient	$(71)	78%	$(325)	$148	>100%	$(511)

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	Change	2020	2021	Change	2020
Net sales	$3,242	99%	$1,626	$10,909	20%	$9,073

Net sales increased by $1,616 million, or 99%, in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020 due to higher volumes across all regions which was primarily the result of prior year operational interruptions due to COVID-19 and despite certain unplanned temporary production stoppages resulting primarily from semiconductor shortages ($1,558 million), the favorable impact of foreign currencies as the U.S. dollar remained weaker against other major currencies ($68 million), the favorable impact of material economics recoveries ($27 million), partially offset by the impact of prior year divestitures primarily consisting of the fabrics business ($16 million) and unfavorable commercial settlements ($21 million).

Net sales increased by $1,836 million, or 20%, in the first nine months of fiscal 2021 as compared to the first nine months of fiscal 2020 primarily due to higher volumes in all regions resulting from prior year operational interruptions due to COVID-19 and despite certain unplanned temporary production stoppages resulting from semiconductor shortages ($1,657 million), the favorable impact of foreign currencies as the U.S. dollar remained weaker against other major currencies ($256 million), the favorable impact of material economics recoveries ($35 million) and commercial settlements ($9 million), partially offset by the impact of prior year divestitures primarily consisting of the RECARO and fabrics businesses ($121 million).

Adient plc | Form 10-Q | 36

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	Change	2020	2021	Change	2020
Cost of sales	$3,092	74%	$1,779	$10,120	16%	$8,726
Gross profit	$150	>100%	$(153)	$789	>100%	$347
% of sales	4.6%		(9.4)%	7.2%		3.8%

Cost of sales increased by $1,313 million, or 74%, and gross profit increased by $303 million in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020. The year over year increase in cost of sales was due to higher volumes ($1,206 million), the unfavorable impact of foreign currencies ($62 million), temporary operational inefficiencies including premium freight and unplanned production stoppages primarily resulting from semiconductor shortages and to a lesser extent COVID-19 related costs ($53 million), higher commodity costs ($51 million), and prior year non-recurring favorable benefits related to actions taken as described in the On-Going Impact of COVID-19 section above ($17 million), partially offset by the prior year divestitures primarily consisting of the fabrics business ($17 million), a one-time gain associated with retrospective recoveries of Brazil indirect tax credits ($30 million), operational performance improvements ($18 million), and favorable material margins ($16 million). Gross profit was favorably impacted by higher overall volumes, the favorable impact of foreign currencies, operational performance improvements and the one-time gain in Brazil, partially offset by higher commodity costs, and inefficiencies caused by unplanned production stoppages and COVID-19. Refer to the segment analysis below for a discussion of segment profitability.

Cost of sales increased by $1,394 million, or 16% and gross profit increased by $442 million, or 16%, in the first nine months of fiscal 2021 as compared to the first nine months of fiscal 2020. The cost of sales year-over-year increase is primarily attributable to higher sales volumes in all regions ($1,253 million), the unfavorable impact of foreign currencies ($237 million), higher commodity costs ($77 million), temporary operational inefficiencies including premium freight and unplanned production stoppages resulting from semiconductor and petrochemical shortages and to a lesser extent COVID-19 related costs ($106 million) and prior year non-recurring favorable benefits related to actions taken as described in the On-Going Impact of COVID-19 section above ($17 million), partially offset by the impact of prior year divestitures primarily consisting of the RECARO and fabrics businesses ($94 million), overall operational performance improvements ($122 million), favorable material margins ($45 million), and one-time gain associated with retrospective recoveries of Brazil indirect tax credits ($38 million). The increase in gross profit was due to higher overall volumes, the favorable impact of foreign currencies, operational performance improvements, and the one-time gain in Brazil, partially offset by higher commodity costs and inefficiencies caused by unplanned production stoppages and COVID-19. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	Change	2020	2021	Change	2020
Selling, general and administrative expenses	$136	18%	$115	$433	6%	$407
% of sales	4.2%		7.1%	4.0%		4.5%

Selling, general and administrative expenses (SG&A) increased by $21 million, or 18% in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020. The year over year increase in SG&A is attributable to higher compensation costs, including stock-based compensation ($3 million) and other compensation resulting from lower levels of certain prior year incentive compensation and to a lesser extent other benefits, that were not expected to recur ($10 million), the unfavorable impact of foreign currencies ($7 million), higher depreciation and amortization expense ($2 million), and higher overall engineering and other administrative spending ($7 million), partially offset by lower transaction costs ($2 million) and prior year fabrics administrative costs ($6 million). Refer to the segment analysis below for a discussion of segment profitability.

Selling, general and administrative expenses (SG&A) increased by $26 million, or 6% in the first nine months of fiscal 2021 as compared to the first nine months of fiscal 2020. SG&A was unfavorably impacted by higher compensation costs, including stock-based compensation ($28 million) and other compensation resulting from lower levels of certain prior year incentive compensation and to a lesser extent other benefits, that were not expected to recur ($37 million), the unfavorable impact of foreign currencies ($20 million), and higher transaction costs ($2 million), partially offset by lower overall engineering and
Adient plc | Form 10-Q | 37

other administrative spending ($31 million), prior year RECARO and fabrics administrative costs ($24 million), prior year restructuring related charges ($1 million), and lower depreciation and amortization expense ($5 million). Refer to the segment analysis below for a discussion of segment profitability.

(Gain) Loss on Business Divestitures - net

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	Change	2020	2021	Change	2020
(Gain) loss on business divestitures - net	$—	n/a	$—	$—	n/a	$25

The loss on business divestitures in the first nine months of fiscal 2020 is comprised of a $21 million loss on the sale of RECARO automotive high performance seating and a $4 million loss on the deconsolidation of Adient Aerospace. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for information related to these divestitures.

Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	Change	2020	2021	Change	2020
Restructuring and impairment costs	$8	-84%	$49	$20	-81%	$103

Restructuring and impairment costs were lower by $41 million during the third quarter of fiscal 2021 and lower by $83 million during the nine months ended June 30, 2021 due primarily to overall lower levels of restructuring actions taken. Refer to Note 3, "Acquisitions and Divestitures," and Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Equity Income (Loss)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	Change	2020	2021	Change	2020
Equity income (loss)	$38	-21%	$48	$220	>100%	$(57)

Equity income was $38 million for the third quarter of fiscal 2021, compared to $48 million in the third quarter of fiscal 2020. The decrease is primarily attributable to current year operational interruptions and temporary production stoppages resulting from semiconductor shortages primarily at Adient's affiliates in China, higher commodity costs, and the sale of Adient's interest in SJA during the second quarter of fiscal 2021, partially offset by the favorable impact of foreign currencies.

Equity income was $220 million for the first nine months of fiscal 2021, compared to a loss of $57 million for the first nine months of fiscal 2020. The increase is primarily attributable to the prior year non-cash impairment charge related to Adient's YFAI investment divestiture ($222 million), a current year one-time gain associated with the sale of Adient's interest in SJA, ($33 million), prior year lower production volumes within Adient's China affiliates due to the impact of COVID-19 during the second quarter of fiscal 2020, and a one-time gain on previously held interest at YFAS in an affiliate during the first quarter of fiscal 2021 ($5 million), partially offset by higher commodity costs, current year operational interruptions and temporary production stoppages resulting from semiconductor shortages, and prior year tax benefits at various China affiliates that are not expected to recur ($10 million).

Adient plc | Form 10-Q | 38

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	Change	2020	2021	Change	2020
Net financing charges	$87	50%	$58	$256	64%	$156

Net financing charges increased in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020 primarily as a result of premium paid on the repurchase of debt ($4 million), a write off of the associated deferred financing costs ($10 million), and higher levels of outstanding debt and higher average interest rates during the current quarter. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions during the current quarter and components of the net financing charges.

Other Pension Expense (Income)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	Change	2020	2021	Change	2020
Other pension expense (income)	$(4)	>-100%	$(1)	$(8)	-60%	$(5)

Other pension income for the three months and nine months ended June 30, 2021 included $1 million pension mark-to-market gain related to the remeasurement of a plan in Canada. Other pension expense (income) for the three and nine months ended June 30, 2020 included a $2 million pension settlement expense related to the settlement of two plans in the United States. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	Change	2020	2021	Change	2020
Income tax provision (benefit)	$10	100%	$5	$90	20%	$75

The third quarter of fiscal 2021 income tax expense of $10 million was higher than the statutory rate of 12.5% primarily due to foreign tax rate differentials and the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by a tax benefit from the write-off of a deferred tax liability related to withholding taxes. The third quarter of fiscal 2020 income tax expense of $5 million was higher than the statutory rate of 12.5% primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances, partially offset by a $5 million tax benefit related to the impairment charge recorded in the Asia segment related to customer relationship intangible assets.

The first nine months of fiscal 2021 income tax expense of $90 million was higher than the statutory rate of 12.5% primarily due to foreign tax rate differentials and the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by a tax benefit from the write-off of a deferred tax liability related to withholding taxes. The first nine months of fiscal 2020 income tax expense of $75 million was higher than the statutory rate of 12.5% primarily due to the impact of recognizing no tax benefit for losses in jurisdictions with valuation allowances and $6 million tax expense associated primarily with foreign currency remeasurement of Mexican peso deferred tax assets, partially offset by a $4 million tax benefit associated with the impairment of Adient’s YFAI investment and a $5 million tax benefit related to the impairment charge recorded in the Asia segment related to customer relationship intangible assets.

Adient plc | Form 10-Q | 39

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	Change	2020	2021	Change	2020
Income (loss) attributable to noncontrolling interests	$22	>100%	$(6)	$70	75%	$40

The increase in income attributable to noncontrolling interests for the three-months and nine-months ended June 30, 2021 when compared to the same period in the prior year was primarily attributable to higher income resulting from higher volumes in the current year, attributable primarily to the impact of the COVID-19 pandemic at certain Seating affiliates in varying jurisdictions during the prior year.

Net Income (Loss) Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	Change	2020	2021	Change	2020
Net income (loss) attributable to Adient	$(71)	78%	$(325)	$148	>100%	$(511)

Net loss attributable to Adient was $71 million for the third quarter of fiscal 2021, compared to $325 million of net loss attributable to Adient for the third quarter of fiscal 2020. The lower level of loss in the third quarter of fiscal 2021 is primarily attributable to higher current quarter volumes primarily resulting from prior year operational interruptions due to COVID-19, current year operational performance improvements, lower restructuring costs, a one-time gain associated with retrospective recoveries of Brazil indirect tax credits, partially offset by higher net financing charges, higher commodity costs, and higher overall selling, general and administrative expense of $21 million including higher stock-based and performance-based incentive compensation costs.

Net income attributable to Adient for the first nine months of 2021 was $148 million compared to a net loss attributable to Adient of $511 million for the first nine months of fiscal 2020. The year over year increase in net income attributable to Adient is primarily due to the prior year one-time non-cash impairment charge of $222 million on Adient's YFAI investment, the prior year $25 million loss on business divestitures including the sale of the RECARO business and deconsolidation of Adient Aerospace, higher current year volumes in all regions, lower operational wastes, lower restructuring costs, favorable commercial settlements, a current year one-time gain associated with sale of SJA, and a current year one-time gain associated with retrospective recoveries of Brazil indirect tax credits, partially offset by higher net financing charges, higher commodity costs, higher stock-based compensation costs and other performance-based incentive compensation costs.

Comprehensive Income (Loss) Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	Change	2020	2021	Change	2020
Comprehensive income (loss) attributable to Adient	$(30)	90%	$(293)	$235	>100%	$(600)

Comprehensive loss attributable to Adient was $30 million for the third quarter of fiscal 2021 compared to $293 million of comprehensive loss for the third quarter of fiscal 2020. The lower comprehensive loss attributable to Adient in the third quarter of fiscal 2021 is primarily due to lower net loss ($282 million), favorable foreign currency translation adjustments ($8 million), partially offset by lower realized and unrealized gains on derivatives ($7 million) and the increase in comprehensive income attributable to noncontrolling interests ($20 million).

Comprehensive income attributable to Adient was $235 million for the first nine months of fiscal 2021 compared to a comprehensive loss attributable to Adient of $600 million for the first nine months of fiscal 2020. The increased level of comprehensive income attributable to Adient in the first nine months of fiscal 2021 is primarily due to higher net income ($689 million), the favorable change in foreign currency translation adjustments ($127 million) and favorable change in realized and unrealized gains (losses) on derivatives ($57 million), partially offset by the increase in comprehensive income attributable to noncontrolling interests ($38 million).
Adient plc | Form 10-Q | 40

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

The results presented below are not necessarily indicative of full-year results, particularly due to the on-going impacts of higher commodity costs, inefficiencies caused by unplanned production stoppages, and the COVID-19 pandemic that Adient is currently facing. Refer to the On-Going Impact of COVID-19 and Global Automotive Industry sections earlier in Item 2. of this Report, and to the Risk Factors set forth in this Report and our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, for additional information related to the impacts on Adient.

Adient plc | Form 10-Q | 41

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net Sales
Americas	$1,440	$593	$4,821	$4,093
EMEA	1,328	698	4,568	3,750
Asia	516	346	1,658	1,362
Eliminations	(42)	(11)	(138)	(132)
Total net sales	$3,242	$1,626	$10,909	$9,073

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Adjusted EBITDA
Americas	$23	$(83)	$219	$117
EMEA	22	(94)	277	17
Asia	92	71	364	311
Corporate-related costs (1)	(19)	(16)	(61)	(59)
Restructuring and impairment costs (2)	(8)	(49)	(20)	(103)
Purchase accounting amortization (3)	(11)	(9)	(32)	(30)
Restructuring related charges (4)	—	(5)	(6)	(17)
Loss on business divestitures - net (5)	—	—	—	(25)
Gain on sale / (impairment) of nonconsolidated partially-owned affiliates (6)	—	(6)	33	(222)
Depreciation	(71)	(67)	(210)	(214)
Stock based compensation	(10)	(7)	(36)	(8)
Other items (7)	26	(4)	28	(12)
Earnings (loss) before interest and income taxes	44	(269)	556	(245)
Net financing charges	(87)	(58)	(256)	(156)
Other pension income (expense)	4	1	8	5
Income (loss) before income taxes	$(39)	$(326)	$308	$(396)

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. During the three and nine months ended June 30, 2021, a held-for-sale impairment charge of $1 million and $9 million, respectively, was recorded in EMEA. Restructuring charges during the three and nine months ended June 30, 2020 primarily consist of workforce reductions and a $27 million pre-tax non-cash impairment charge related to long-lived assets in China.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) The nine months ended June 30, 2020 reflects losses on business divestitures, of which $4 million is related to the deconsolidation of Adient Aerospace, and $21 million is the result of the sale of the RECARO automotive high performance seating systems.
Adient plc | Form 10-Q | 42

(6) The nine months ended June 30, 2021 reflects a pre-tax gain of $33 million on the sale of Adient's interest in SJA. The three and nine months ended June 30, 2020 reflects the non-cash impairment of Adient's YFAI investment. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements.
(7) The three months ended June 30, 2021 reflects $2 million of transaction costs and a one-time gain of $30 million associated with retrospective recoveries of Brazil indirect tax credits resulting from a favorable court ruling (of which $28 million relates to recoveries covering the past 20 years and is adjusted out of Americas' segment results). The nine months ended June 30, 2021 reflects a one-time gain of $38 million associated with the retrospective recovery of indirect tax credits in Brazil resulting from a favorable court ruling (of which $36 million relates to recoveries covering the past 20 years and is adjusted out of Americas' segment results), a $5 million gain on previously held interest at YFAS in an affiliate, and $13 million of transaction costs. The three months ended June 30, 2020 reflects $4 million of transaction costs. The nine months ended June 30, 2020 reflects $11 million of transaction costs and $1 million of tax adjustments at YFAI.

Americas

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	Change	2020	2021	Change	2020
Net sales	$1,440	> 100%	$593	$4,821	18%	$4,093
Adjusted EBITDA	$23	> 100%	$(83)	219	87%	$117

Net sales increased during the third quarter of fiscal 2021 by $847 million primarily as a result of prior year operational interruptions due to COVID-19 and despite certain unplanned temporary production stoppages primarily resulting from semiconductor shortages ($849 million), the favorable impact of material economics recoveries ($12 million), and the favorable impact of foreign currencies ($1 million), partially offset by the impact of unfavorable commercial settlements and net pricing adjustments ($15 million).

Adjusted EBITDA increased during the third quarter of fiscal 2021 by $106 million due primarily to higher current quarter volumes as explained above ($189 million), operational performance improvements ($15 million), the favorable impact of foreign currencies ($5 million), partially offset by temporary operational inefficiencies including premium freight and unplanned production stoppages resulting primarily from semiconductor shortages and to a lesser extent COVID-19 related costs ($35 million), unfavorable commercial settlements and net pricing adjustments ($6 million), higher administrative expense due primarily to lower levels of certain prior year incentive compensation costs and to a lesser extent other benefits that were not expected to recur ($37 million), higher engineering expense ($3 million), and unfavorable material economics, net of recoveries ($22 million).

Net sales increased during the first nine months of fiscal 2021 by $728 million as a result of prior year operational interruptions due to COVID-19 and despite certain unplanned temporary production stoppages primarily resulting from semiconductor and petrochemical shortages ($770 million), and the favorable impact of material economics recoveries ($6 million), partially offset by the unfavorable impact of foreign currencies ($35 million), the impact of the prior year divestiture of RECARO ($10 million), and unfavorable commercial settlements and net pricing adjustments ($3 million).

Adjusted EBITDA increased during the first nine months of fiscal 2021 by $102 million due primarily to higher current year volumes as explained above ($200 million), operational performance improvements ($33 million), favorable commercial settlements and net pricing adjustments ($25 million), lower administrative and engineering expense ($4 million), and the favorable impact of foreign currencies ($8 million), partially offset by operational inefficiencies including premium freight and unplanned temporary production stoppages resulting from semiconductor and petrochemical shortages and to a lesser extent COVID-19 related costs ($74 million), higher administrative expense due primarily to lower levels of certain prior year incentive compensation costs and to a lesser extent other benefits that were not expected to recur ($62 million), the unfavorable material economics, net of recoveries ($31 million), and lower equity income ($1 million).

Adient plc | Form 10-Q | 43

EMEA

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	Change	2020	2021	Change	2020
Net sales	$1,328	90%	$698	$4,568	22%	$3,750
Adjusted EBITDA	$22	> 100%	$(94)	$277	> 100%	$17

Net sales increased during the third quarter of fiscal 2021 by $630 million due primarily to higher production volumes primarily resulting from the COVID-19 related operational interruptions in the prior year and despite certain unplanned temporary production stoppages primarily resulting from semiconductor shortages ($596 million), the favorable impact of foreign currency ($43 million), and the favorable impact of material economics recoveries ($13 million), partially offset by the impact of prior year divestitures primarily consisting of the fabrics business ($16 million) and unfavorable impact of commercial settlements and net pricing adjustments ($6 million).

Adjusted EBITDA increased during the third quarter of fiscal 2021 by $116 million due primarily to higher current quarter volumes as explained above ($124 million), favorable impact of foreign currencies ($2 million), the impact of prior year divestitures primarily consisting of the fabrics business ($7 million), operational performance improvements ($4 million), favorable material economics, net of recoveries ($3 million), and higher equity income ($3 million), partially offset by operational inefficiencies as a result of unplanned temporary production stoppages stemming from semiconductor shortages and to a lesser extent COVID-19 related costs ($15 million), higher administrative and engineering expense due in part to prior year benefits that were not expected to recur ($5 million), and unfavorable commercial settlements and net pricing adjustments ($7 million).

Net sales increased during the first nine months of fiscal 2021 by $818 million as a result of prior year operational interruptions due to COVID-19 and despite certain unplanned temporary production stoppages primarily resulting from semiconductor and petrochemical shortages ($626 million), the favorable impact of foreign currency ($227 million), the favorable impact of commercial settlements and net pricing adjustments ($38 million), and the favorable impact of material economics recoveries ($24 million), partially offset by the impact of prior year divestitures primarily consisting of the RECARO and fabrics businesses ($97 million).

Adjusted EBITDA increased during the first nine months of fiscal 2021 by $260 million due primarily to higher current year volumes as explained above ($163 million), current year operational performance improvements ($50 million), lower administrative and engineering expense despite prior year benefits that were not expected to recur ($30 million), favorable commercial settlements and net pricing adjustments ($51 million) and higher equity income ($3 million), partially offset by operational inefficiencies as a result of unplanned temporary production stoppages stemming from semiconductor shortages and to a lesser extent COVID-19 related costs ($28 million), unfavorable net commodity pricing adjustments ($4 million), and unfavorable impact of foreign currencies ($4 million), and the impact of prior year divestitures primarily consisting of the RECARO and fabrics businesses ($1 million).

Asia

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	Change	2020	2021	Change	2020
Net sales	$516	49%	$346	$1,658	22%	$1,362
Adjusted EBITDA	$92	30%	$71	$364	17%	$311

Net sales increased during the third quarter of fiscal 2021 by $170 million due to higher production volumes across the region, which was primarily a result of prior year COVID-19 related operational interruptions and despite certain unplanned temporary production stoppages primarily resulting from semiconductor shortages ($142 million), the favorable impact of foreign currencies ($26 million), and the favorable impact of material economics recoveries ($2 million).
Adjusted EBITDA increased during the third quarter of fiscal 2021 by $21 million due primarily to higher current year volumes as explained above ($39 million), current year operational performance improvements ($3 million), lower administrative and engineering expense ($2 million), the favorable impact of foreign currency ($7 million), and favorable commercial settlements and net pricing adjustments ($8 million), partially offset by the unfavorable impact of material economics, net of recoveries ($5
Adient plc | Form 10-Q | 44

million), current year operational interruptions and temporary production stoppages resulting from semiconductor shortages and to a lesser extent COVID-19 related costs ($3 million), lower equity income at Adient's affiliates in China ($22 million, of which $16 million relates to YFAS which is experiencing supply chain disruptions and commodity pricing issues), prior year benefits that were not expected to recur ($3 million), and the sale of Adient's interest in SJA during the second quarter of fiscal 2021 ($5 million).
Net sales increased during the first nine months of fiscal 2021 by $296 million due to higher production volumes across the region, which was primarily a result of prior year operational interruptions due to COVID-19 and despite certain unplanned temporary production stoppages primarily resulting from semiconductor shortages ($265 million), the favorable impact of foreign currencies ($66 million), and the favorable impact of material economics recoveries ($5 million), partially offset by the impact of unfavorable commercial settlements and net pricing adjustments ($26 million), and the impact of the prior year divestiture of RECARO ($14 million).

Adjusted EBITDA increased during the first nine months of fiscal 2021 by $53 million due primarily to higher current year volumes as explained above ($42 million), higher equity income as a result of the prior year operational interruptions at Adient's China affiliates due to COVID-19 ($29 million), operational performance improvements ($30 million), and the favorable impact of foreign currencies ($22 million), partially offset by the unfavorable impact of material economics, net of recoveries ($7 million), unfavorable commercial settlements and net pricing adjustments ($22 million), the impact of current year divestiture of SJA ($5 million), the impact of prior year divestiture of YFAI ($18 million) and RECARO ($3 million), prior year tax benefits at various affiliates that were not expected to recur ($10 million), and operational inefficiencies including premium freight and unplanned temporary production stoppages resulting from semiconductor shortages and to a lesser extent COVID-19 related costs ($5 million).

Liquidity and Capital Resources

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. As of June 30, 2021, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $853 million (net of $60 million of letters of credit).
In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a term loan credit agreement (the “Term Loan B Agreement”) providing for a 5-year $800 million senior secured term loan facility that was fully drawn on closing. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity on May 6, 2024. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 4.25% (with one 0.25% step down based on achievement of a specific secured net leverage level starting with the fiscal quarter ending December 31, 2019). The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. In April 2021, Adient amended the Term Loan B Agreement ("Amended Agreement") which, among other changes (i) extended the maturity date for loans outstanding to April 8, 2028, (ii) reduced the interest rate margin applicable thereunder by 0.75% to 3.50%, in the case of Eurodollar Rate loans, and 2.50% (in the case of Base Rate loans) (in each case, with one 0.25% step down based on achievement of a specified first lien secured net leverage level starting with the fiscal quarter ending December 31, 2021) and (iii) made certain other negative covenant and mandatory prepayment changes in connection therewith. The amendment also established incremental term loans in an aggregate principal amount of $214 million resulting in total loans outstanding under the Amended Agreement of $1.0 billion. Adient paid $6 million related to the Amended Agreement and wrote off $8 million of previously deferred financing costs as a result of the debt extinguishment during the third quarter of fiscal 2021.
Adient plc | Form 10-Q | 45

Adient US is also a party to an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes. The notes mature on May 15, 2026 and bear interest at a rate of 7.00% per annum. Interest on these notes is payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019. During the second quarter of fiscal 2021, Adient repurchased $640 million of the outstanding balance of the Senior First Lien Notes at a price of 107% of the principal plus $17 million of accrued and unpaid interest. As a result, $9 million of previously deferred financing costs was written off to net financing charges. During the third quarter of fiscal 2021, Adient repurchased the $160 million of remaining balance of the Senior First Lien Notes at a price of 103% of the principal plus $4 million of accrued and unpaid interest, and wrote off $2 million of previously deferred financing costs as a result of the debt extinguishment.

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

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €135 million in an unsecured term loan from the European Investment Bank ("EIB") due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points. Adient is compliant with the net leverage ratio of 4.5x at June 30, 2021 and expects to be compliant for the foreseeable future. During the first quarter of fiscal 2021, Adient repaid $16 million of the EIB loan, triggered in part by the redemption of debt in the prior year. Adient repaid $20 million of the EIB loan in May 2021, triggered by the prior year sale of the fabrics business.

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

As previously noted, in connection with the YFAS Sale, as part of the 2021 Yanfeng Transaction, Adient will receive CNY ¥8,064 million ($1,210 million) for all of the issued and outstanding equity interest in YFAS held by Adient. A portion of these proceeds ((¥3,446 million ($519 million)) is payable to Adient upon the YFAS Sale Closing (as defined in the 2021 Agreement) and the remainder (¥4,618 million ($691 million)) is payable to Adient on or before the later of December 21, 2021 and the YFAS Sale Closing. In addition, as part of the 2021 Yanfeng Transaction, YFAS declared dividends in the amounts of approximately ¥4,168 million ($635 million) in the aggregate, which will be paid proportionally to Adient and Yanfeng’s ownership interest in YFAS (namely, 50.01% to Yanfeng and 49.99% to Adient). During the third quarter of fiscal 2021, YFAS paid an aggregate dividend of ¥2,809 million ($436 million) in accordance with the 2021 Agreement. Adient expects the 2021
Adient plc | Form 10-Q | 46

Yanfeng Transaction to be completed in the second half of calendar year 2021. Refer to Note 3, "Acquisitions and Divestitures,” of the notes to consolidated financial statements for additional information on the 2021 Yanfeng Transaction, including the expected impact.

Sources of Cash Flows

	Nine Months Ended June 30,
(in millions)	2021	2020
Cash provided (used) by operating activities	$362	$(272)
Cash provided (used) by investing activities	(347)	(280)
Cash provided (used) by financing activities	(718)	679
Capital expenditures	(186)	(258)

Operating Cash Flows: The increase in cash flows from operating activities is primarily due to higher net income attributable to Adient, and overall favorable changes to working capital year-over-year due to the prior year impact of COVID-19, offset by unfavorable changes in inventory and higher levels of restructuring amounts paid in the current year.

Investing Cash Flows: The increase in cash used by investing activities is primarily attributable to the $271 million advance payment made related to the 2021 Yanfeng Transaction, partially offset by lower capital expenditures of $72 million, receipts of $19 million and $53 million of proceeds related to the sales of YFAI and SJA, respectively, and $37 million cash outflow related to the deconsolidation of Adient Aerospace in the prior year. Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information.

Financing Cash Flows: The significant increase in cash used by financing activities is primarily due to the repayment of long-term debt, including premium paid, of $890 million, the prior year draw down of the ABL revolver of $179 million, and the $600 million of proceeds from the issuance of 9.00% Senior Notes in April 2020, partially offset by the $214 million incremental borrowing in the third quarter of fiscal 2021 under the amended Term Loan B Agreement.

Capital expenditures: Capital expenditures decreased year over year based on timing of program spend on product launches and continued tightening of controls around overall spending.

Working capital

(in millions)	June 30, 2021	September 30, 2020
Current assets	$4,114	$4,482
Current liabilities	3,631	3,819
Working capital	$483	$663

The decrease in working capital of $180 million is primarily attributable to a decrease in cash of $692 million (net decrease of $421 million, excluding the deposit related to the 2021 Yanfeng Transaction) resulting from the net repayment of long-term debt, including premium, of $676 million during the nine months ended June 30, 2021, offset by lower levels of accounts payable and restructuring reserves.

Restructuring Costs

During fiscal 2021, Adient committed to a restructuring plan ("2021 Plan") of $24 million that was offset by $14 million of prior year underspend. Of the restructuring costs recorded, $23 million relates to the EMEA segment and $1 million relates to the Asia segment. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2021 restructuring plan will reduce annual operating costs by approximately $16 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 20%-30% will result in net savings. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and lease contract terminations. The restructuring actions are expected to be substantially completed by fiscal 2022.

During fiscal 2020, Adient committed to a restructuring plan ("2020 Plan") of $205 million. Of the restructuring costs recorded, $20 million relates to the Americas segment, $175 million relates to the EMEA segment and $10 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. Also
Adient plc | Form 10-Q | 47

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

Adient's restructuring plans include workforce reductions of approximately 18,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2021, approximately 14,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-five plant closures. As of June 30, 2021, nineteen of the twenty-five plants have been closed.

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

Effects of Inflation and Changing Prices

The effects of inflation have not been significant to Adient's results of operations in recent years. Generally, Adient has been able to implement operating efficiencies to sufficiently offset cost increases, which have been moderate. The automotive industry has seen a period of sustained price increases for commodities, primarily related to steel, and to a lesser extent petrochemicals, that may continue into the future as demand increases and supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset.

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended June 30, 2021.

New Accounting Pronouncements

See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Adient plc | Form 10-Q | 48

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Adient has updated or supplemented the below risk factors to reflect recent developments and these should be read in combination with those previously reported in Adient’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. To the extent applicable, the following risk factor update supersedes the corresponding risk factor previously reported in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2020 as well as Adient’s Form 10-Q for the quarter ended December 31, 2020 and Form 10-Q for the quarter ended March 31, 2021.

Risks Related to Adient's Global Business

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
Adient plc | Form 10-Q | 50

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

Risks Related to Adient's Operations

Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect Adient's financial performance.

Raw material, energy and commodity costs can be volatile. Although Adient has developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with Adient's customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit Adient's opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of Adient's control. The automotive industry has seen a period of sustained price increases for commodities, primarily related to steel, and to a lesser extent petrochemicals, that may continue into the future as demand increases and supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient. If the costs of raw materials, energy, commodities and product components increase or remain elevated or the availability thereof is restricted, it could adversely affect Adient's financial condition, operating results and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Equity Securities

There has been no share repurchase activity during the three months ended June 30, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Adient plc | Form 10-Q | 51

Item 5.	Other Information

None.

Adient plc | Form 10-Q | 52

Item 6.	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.1
Restricted Shares or Restricted Share Unit Award Agreement for certain salary reduction replacement grants made under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on June 30, 2021).*

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

Adient plc | Form 10-Q | 53

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	August 5, 2021

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	August 5, 2021

Adient plc | Form 10-Q | 54