Form 10-K
period 2021-09-30
Adient plc
filed 2021-11-23
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
or
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 31, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $4.2 billion. At September 30, 2021, 94,378,004 ordinary shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement relating to its 2022 annual general meeting of shareholders to be held on March 8, 2022 (the "2022 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Adient plc | Form 10-K | 2

Adient plc
Form 10-K
For the Fiscal Year Ended September 30, 2021

Adient plc | Form 10-K | 3

Forward-Looking Statements
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: whether recently completed strategic transactions in China and deleveraging activities may yield additional value for shareholders at all or on the same or different terms as those described herein, the timing, benefits and outcomes of the strategic transactions in China and / or the activities relating to our capital structure, the effects of local and national economic, credit and capital market conditions on the economy in general, and other risks and uncertainties, the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on Adient and its customers, suppliers, joint venture partners and other parties, the ability of Adient to execute its turnaround plan, work stoppages, including due to supply chain disruptions and similar events, energy and commodity (particularly steel) prices, the availability of raw materials (including petrochemicals) and component products (including components required by our customers for the manufacture of vehicles (i.e., semiconductor chips)), automotive vehicle production levels, mix and schedules, as well as our concentration of exposure to certain automotive manufacturers, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to meet debt service requirements, the terms of future financing, the impact of tax reform legislation, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, general economic and business conditions, the strength of the U.S. or other economies, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, global climate change and related emphasis on ESG matters by various stakeholders, currency exchange rates and cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Factors that might cause differences include, but are not limited to, those discussed in Part 1, Item 1A of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates in 208 wholly- and majority-owned manufacturing or assembly facilities, with operations in 33 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America. Through its global footprint and vertical integration, Adient leverages its capabilities to drive growth in the automotive seating industry.

Adient plc | Form 10-K | 4

Adient's business model is focused on developing and maintaining long-term customer relationships, which allows Adient to successfully grow with leading global OEMs. Adient and its engineers work closely with customers as vehicle platforms are developed, which results in close ties with key decision makers at OEM customers.

Business Organization and Strategy

Global Manufacturing Footprint Adient is a global leader in automotive seating. With 75,000 employees operating in 208 manufacturing and assembly plants in 33 countries worldwide, Adient produces and delivers automotive seating for all vehicle classes and all major OEMs. From complete seating systems to individual components, Adient’s manufacturing capabilities span every aspect of the automotive seat-making process. Integrated, in-house skills allows Adient to take products from research and design all the way to engineering and manufacturing and into more than 20 million vehicles every year.

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

Adient's worldwide engineering network includes ten core development centers. These development centers utilize a globally consistent approach to the process for developing seating products. By leveraging a network of subject matter technical experts, Adient efficiently implements best practices and improves product cost and quality. Adient's product development practices also entail leveraging low cost country development centers in India, China, Czech Republic and Slovakia.

Adient plc | Form 10-K | 5

Development Centers
Plymouth (USA)	Trencin (Slovakia)
Burscheid (Germany)	Yokohama (Japan)
Solingen (Germany)	Chongqing (China)
Kaiserslautern (Germany)	Ceska Lipa (Czech Republic)
Ansan (South Korea)	Pune (India)

Leadership Position in China Adient is a leading supplier of "just-in-time" seating in China. It operates through 9 joint ventures (nonconsolidated and consolidated) with 33 manufacturing locations in 21 cities, which are supported by additional technical centers. Adient's strong position with European and American automakers is complemented by partnerships with all major auto groups in China, which has resulted in Adient's broad market penetration relative to seating competitors and market leadership in the industry's largest market. Adient leverages its operating expertise and innovation capabilities developed worldwide to further support its growth in China. Refer to Note 3, “Acquisitions and Divestitures,” in Part II, Item 8 of this Form 10-K for more information on recent transactions in China.

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

Customers

Adient is a supplier to all of the global OEMs and has longstanding relationships with premier automotive manufacturers, including BMW, Daimler AG, Ford Motor Company, General Motors Company, Honda Motor Company, Hyundai Motor Company, Jaguar Land Rover, Kia Motor Company, Mazda Motor Company, Mitsubishi Motors, Nissan Motor Company, Renault, Subaru, Stellantis N.V., Suzuki Motor Corporation, Toyota Motor Corporation, Volkswagen AG and Volvo Car Corporation. Adient also supplies most of the growing regional OEMs such as BAIC Motor Co., Ltd., Changan Automobile (Group) Co., Ltd., Chery Automobile Co. Ltd., FAW Group Corporation, Tata Motors Limited and Zhejiang Geely Holding Group Co., Ltd. and newer auto manufacturers such as Tesla Motors, Inc., NIO and Xpeng Motors. Additionally, Adient has more than 8 joint venture partnerships with key OEMs, including Guangzhou Automobile Group Co., Ltd., Beijing Automobile Works Co., Ltd. and FAW Group Corporation. Further details regarding Adient's customers is provided in Part II, Item 8 of this Form 10-K in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements.

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
Adient plc | Form 10-K | 6

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

Sourcing Patterns by OEMs Most OEMs have adopted global vehicle platforms to increase standardization, reduce per unit cost and increase capital efficiency and profitability. In seating, three sourcing patterns have emerged:

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

Electric Vehicles The adoption of electric vehicles (EVs) is accelerating in the global automotive industry driven by numerous product offerings from legacy manufacturers and new entrants, government incentives and overall consumer acceptance. While seating systems are not largely impacted by the shift to EVs, key attributes of seat design are evolving as the market pivots toward EVs. This movement provides Adient with unique opportunities to provide value added solutions through Adient’s Evolution of Seating Systems Sustainability (“ES3”) and to capture market share through new entrants based on Adient’s existing leading market position.

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

Raw Materials

Raw materials used by Adient in connection with its operations include steel, aluminum, polyurethane chemicals, fabrics, leather, vinyl and polypropylene. During fiscal 2021, the automotive industry has seen a period of sustained price increases for commodities, primarily related to steel, and to a lesser extent petrochemicals. These price increases may continue into the future
Adient plc | Form 10-K | 7

as demand increases and supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset. During fiscal 2022, commodity prices and availability could fluctuate throughout the year and significantly affect Adient's results of operations. Refer to Item 1A. Risk Factors section for additional information.

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

Human Capital Resources

Adient's ability to sustain and grow its business requires it to hire, retain and develop a highly skilled and diverse workforce. Adient values character and integrity as much as qualifications and fosters an empowerment culture where employees have ownership in business outcomes. The highest levels of Adient’s management drive these practices with the alignment and support of all levels within the organization. Our Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary reporting directly to Chief Executive Officer (CEO), oversees its global talent processes to attract, develop and retain the most valuable asset - its employees. Adient has approximately 75,000 employees worldwide who represent a wide variety of backgrounds. Adient’s workforce composition, as of September 30, 2021, includes:
Adient plc | Form 10-K | 8

•44% work in the Americas, 49% work in EMEA and 7% work in our Asia-Pacific region
•41% of the global workforce is female
•42% of employees in the U.S. have identified themselves as ethnically diverse

Adient ensures its people are engaged and working collaboratively to achieve company goals through positive employee relations activities that focus on supporting employees and their families. Adient also provides and encourages many forms of corporate communication such as town hall meetings, open-door policy, and ethics Integrity Helpline so that employees can hear directly from Adient leadership and have the opportunity to ask questions, make suggestions, and provide input. Because the attraction, development and retention of the employee base is significant to its business strategy, executive management provides frequent updates on these metrics to the board of directors.

Health and Safety

We are committed to protecting the safety and well-being of our colleagues, customers, suppliers and people using our premises by providing and maintaining a safe working environment that protects both physical and mental wellbeing. Adient requires protective equipment, enforces comprehensive safety policies and procedures, and encourages employees and leaders to look regularly for ways to improve workplace safety. Adient has implemented and maintains a health and safety management system that is certified to the ISO 45001 standard; 48% of the locations are certified to this standard and the remainder are compliant with cyclical auditing to compliance by a third party. Adient has achieved a year-over-year decrease in our global injury rate over the last several years. We work together across the globe, sharing best practice ideas, procedures, and information regarding accidents and injuries. At Adient, every new machine, operation, building or work-station change requires a safety risk assessment. When our employees come to work, they can know that where they work has undergone an extensive review of associated risks of injury or illness and that those risks are eliminated and/or minimized through robust controls. Adient provides monthly updates on health and safety to the board of directors, which during fiscal 2021, included regular updates on the return-to-work health and safety protocols in various geographies as a result of COVID-19.

Diversity, Equity and Inclusion

Adient strives to build a culture of diversity and inclusion through its purchasing and human resource practices and policies and works to eliminate discrimination and harassment in all of its forms, including that related to color, race, gender, sexual orientation and gender identity, age, pregnancy, caste, disability, union membership, ethnicity, national origin or religious beliefs. Its CEO signed the "CEO Action for Diversity & Inclusion" pledge promulgated by the CEO Action for Diversity & Inclusion, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace. In addition, Adient is a member of the Center for Automotive Diversity, Inclusion and Advancement (CADIA). Adient developed and tracks human capital metrics regarding diversity and inclusion, which the Chief Legal and Human Resources Officer reviews bi-annually with the board of directors.

Since success in this area requires listening to diverse voices, Adient also formed Diversity, Equity and Inclusion (DE&I) Councils in 2021 in each of its three business regions — the Americas, EMEA (Europe, the Middle East and Africa) and APAC (Asia Pacific). The Councils drive strategic and tactical actions in the areas of talent acquisition and retention, communications and employee feedback, training and education, metrics and key performance indicators, as well as support Adient’s diverse Business Resource Groups. This year Adient also launched two Business Resource Groups in the Americas - the African Ancestry and the True Colors Network, in addition to growing the existing Women’s Resource Network. Additionally, Adient launched a global online training to all salaried employees that covered topics of respect in the workplace, diversity, and overcoming unconscious bias.

Succession and Talent Development

At Adient, we believe that attracting, developing, motivating and retaining employees is key to our sustainable and profitable growth. We understand that, like customers, our employees and potential employees have choices of where to work, and we must compete for the best talent. Adient supports employee development in multiple ways. Adient has a global performance management process through which employees provide a self-assessment and managers provide evaluation and feedback on performance. This process informs employee development goals. Adient's Leadership Talent Review (LTR) is its annual process for identifying and evaluating talent for the purposes of aligning individual aspirations and development plans with the organization's needs and building a diverse pipeline of leaders to mitigate leadership vacancy risk. LTR is designed to be an inclusive process that promotes visibility of talent, increases the validity of succession plans, and ensures development efforts are applied efficiently. Talent potential assessments and succession plans are calibrated with broader groups of leaders to drive
Adient plc | Form 10-K | 9

consistency, awareness and alignment on decisions and development actions. Adient's executive leadership provides annual updates on succession and talent development to the board of directors.

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

Information about our Executive Officers

The following table sets forth certain information with respect to Adient's executive officers as of the date of this filing:

Name	Age	Position(s) Held	Year Appointed to Present Position
Michel Berthelin	51	Executive Vice President, EMEA	2019
Douglas G. Del Grosso	60	President and Chief Executive Officer	2018
Jerome J. Dorlack	41	Executive Vice President, Americas	2019
James Huang	60	Executive Vice President, Asia	2019
Gregory S. Smith	53	Vice President and Chief Accounting Officer	2019
Jeffrey M. Stafeil	51	Executive Vice President and Chief Financial Officer	2016
Heather M. Tiltmann	49	Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary	2021

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

Douglas G. Del Grosso. Mr. Del Grosso is the President and Chief Executive Officer and a Director of Adient. Mr. Del Grosso was the President and Chief Executive Officer of Chassix Holdings, Inc. (a supplier of chassis, brake and powertrain components) from 2016 to 2018. He also served as President and Chief Executive Officer of Henniges Automotive, Inc. (a provider of sealing systems, anti-vibration components and encapsulated glass systems) from 2012 to 2015. Mr. Del Grosso previously served as Vice President and General Manager of TRW Automotive (a supplier of automotive systems, modules and components) and, prior to that, as President and Chief Operating Officer of Lear Corporation (a manufacturer of automotive seating and electrical distribution systems). Mr. Del Grosso has served as a Director and member of the Audit Committee of Cabot Corporation since April 2020. He previously served on the Board of Directors of Lincoln Educational Services Corporation from 2014 to 2015. Mr. Del Grosso is also a member of the Board of Directors of the trade association, National Association of Manufacturers.

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
Adient plc | Form 10-K | 10

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

Heather M. Tiltmann. Ms. Tiltmann is the Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary of Adient. Ms. Tiltmann served as Senior Vice President, General Counsel and Secretary of Adient from 2020 to 2021. Prior to that, Ms. Tiltmann was the Company’s Vice President and General Counsel, Labor & Employment, Litigation and Compliance, and has served in other legal roles at Adient since 2016. Ms. Tiltmann was an attorney at Johnson Controls, Inc. with increasing levels of responsibility from 2011 to 2016, and an attorney with the law firm of Whyte Hirschboeck Dudek S.C. from 2000 to 2011.
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

Adient competes around the world in various geographic regions and product markets. Global economic conditions, including supply chain disruptions, inflationary concerns and labor availability, affect Adient's business. As discussed in greater detail below, any future distress in the industries and/or markets where Adient competes could negatively affect Adient's revenues and financial performance in future periods, result in future restructuring charges, and adversely impact Adient's ability to grow or sustain its businesses.

The global automotive industry continues to experience widespread supply chain disruptions, primarily related to semiconductor chip shortages. Although Adient’s seating products are not highly dependent directly on semiconductor chips, Adient is directly impacted by the lower production levels at the OEMs as a direct result of these supply chain disruptions. These disruptions have led to unplanned downtime at Adient’s production facilities, often with very little warning, which creates operating inefficiencies and limits Adient’s ability to adequately mitigate such inefficiencies. The automotive industry has also experienced a period of sustained price increases for commodities, primarily related to steel, and to a lesser extent petrochemicals. Shipping costs also increased significantly in fiscal 2021. These commodity and shipping cost increases will likely continue into fiscal 2022 and perhaps further into the future as demand increases and supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset. Adient is also closely monitoring labor availability and wage inflationary pressures, both internally and at key vendors, to assess any impact labor shortages and wage inflation might have on Adient’s ability to perform its obligations. Although Adient has developed and implemented strategies to mitigate the impact of supply chain disruptions along with the impact of higher raw materials, commodity and shipping costs, these strategies, together with commercial negotiations with Adient’s customers and suppliers, typically offset only a portion of the adverse impact.

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

Adient's financial performance depends, in part, on conditions in the automotive industry. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. If automakers experience a decline in the number of new vehicle sales, whether as a result of economic decline, the continuing effects of the COVID-19 pandemic, ongoing supply chain disruptions, or otherwise, then Adient may experience reductions in orders from these customers, incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond its current restructuring plans, particularly if any of the automakers cannot adequately fund their operations or experience financial distress. Such adverse changes likely would have a negative impact on Adient's business,
Adient plc | Form 10-K | 12

financial condition or results of operations. In addition, Adient relies in part on its customers’ forecasting of their expected needs, which forecasts can change rapidly and may not be accurate. Any inaccurate forecast data received by customers could also have an adverse impact on Adient’s results of operations.

Adient's financial condition and results of operations have been, and could continue to be, adversely affected by COVID-19.

The global outbreak of COVID-19 has caused, and continues to cause, a material adverse effect on the level of economic activity around the world, including in all markets served by Adient. In response to this outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, and these governments may take additional or further such actions in the future. Adient has implemented numerous measures attempting to manage and mitigate the effects of the virus. While Adient has implemented measures to mitigate the impact of these measures on the results of operations, there can be no assurance that these measures will be successful now or in the event of future outbreaks. Adient cannot predict the degree to, or the time period over, which its sales and operations will be affected by this ongoing outbreak and related preventative measures, and the effects could continue to be material.

The COVID-19 pandemic poses the risk that Adient or its affiliates and joint ventures, employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be requested or mandated by governmental authorities. For example, the Company experienced a temporary shutdown of its facilities in the second quarter of fiscal 2020 in China as a result of government-mandated actions to control the spread of COVID-19. Additionally, beginning in late March 2020, the Company experienced a temporary shutdown of effectively all of its facilities in the Americas and European regions coinciding with the shutdown of its customer facilities in these regions. Furthermore, during fiscal 2021 the Company continued to see periodic or temporary shutdowns, from time to time, at its facilities as a result of the resurgence of COVID-19 in certain geographic areas. In addition, certain government orders related to COVID-19 mitigation efforts may restrict Adient's ability to operate its business and may impact the financial condition and results of operations. Finally, while other of its facilities have been designated by customers as an essential business to its customers’ business in jurisdictions in which facility closures have been mandated, the Company can give no assurance that this will not change in the future or that businesses will continue to be classified as essential in each of the jurisdictions in which Adient operates.

Additionally, restrictions on the Company's access to its manufacturing facilities or on support operations or workforce, or similar limitations for its distributors and suppliers, could continue to limit customer demand and/or the Company's capacity to meet customer demands and have a material adverse effect on the business, financial condition and results of operations. In addition, Adient has modified its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and it may take further actions as may be required by government authorities, for the continued health and safety of the employees, or that the Company otherwise determines are in the best interests of the employees, customers, partners, and suppliers. Further, the Company has experienced, and may continue to experience, disruptions or delays in its supply chain as a result of such actions, which is likely to result in higher supply chain costs to Adient in order to maintain the supply of materials and components for the products, resulting in increased costs and decreased profitability, which may have an adverse impact on Adient’s results of operations.

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

Adient may also experience impacts from market downturns and changes in consumer behavior related to pandemic fears and impacts on its workforce as a result of COVID-19. The Company experienced significant decline in demand from its customers over certain periods of fiscal 2020 as a result of the impact of efforts to contain the spread of COVID-19. In addition, customers may choose to delay or abandon projects on which the Company provides products and/or services in response to the adverse impact of COVID-19 and the measures to contain its spread have had, and may continue to have, on the global economy.

Furthermore, the impacts of COVID-19 have caused significant uncertainty and volatility in the credit markets. Adient relies on the credit markets to provide it with liquidity to operate and grow its businesses beyond the liquidity that operating cash flows provide. If the Company's access to capital were to become significantly constrained, or if costs of capital increased significantly due to the impact of COVID-19 including, volatility in the capital markets, a reduction in Adient's credit ratings or other factors, then the financial condition, results of operations and cash flows could be materially adversely affected.

Adient plc | Form 10-K | 13

If the COVID-19 pandemic becomes more pronounced in the markets in which the Company or its automotive industry customers operate, or there is a continued resurgence in the virus in markets currently recovering from the spread of COVID-19, then the Company's operations in areas impacted by such events could experience further materially adverse financial impacts due to market changes and other resulting events and circumstances. The extent to which the COVID-19 outbreak continues to impact the Company's financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19 and the impact of COVID-19 on economic activity. To the extent the COVID-19 pandemic materially adversely affects the Company's business and financial results, it may also have the effect of significantly heightening many of the other risks associated with the Company's business, operations and indebtedness.

The COVID-19 pandemic and other macroeconomic factors, such as supply chain disruptions, could present significant challenges to Adient's liquidity.

Adient's continued access to sources of liquidity depends on multiple factors, including global economic conditions, the COVID-19 pandemic’s effects on its customers and their production rates, the condition of global financial markets, the availability of sufficient amounts of financing, its operating performance and credit ratings. Adient's ability to borrow against the ABL Credit Facility is limited to its borrowing base, which consists primarily of accounts receivable, inventory and certain cash account balances. Such working capital account balances fluctuate significantly depending on production levels and operating activities. Given the continued potential impacts of COVID-19, along with on-going supply chain disruptions and the potential reduction in customer orders or a required shutdown of Adient’s operations, the amount of accounts receivable or inventory may be significantly reduced, and Adient’s ability to borrow against its ABL Credit Facility could be significantly decreased, which may have a material adverse effect on its financial condition.

Adient issued $600 million of senior secured notes due 2025 on April 20, 2020 to provide additional liquidity during the current COVID-19 pandemic. These notes will bear interest at 9% per annum and will result in higher levels of net financing charges over the term of these notes.

As a result of on-going impacts of the COVID-19 pandemic and other macroeconomic factors negatively impacting the global automotive industry, Adient may be required to raise additional capital and its access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, its prospects and credit ratings.

COVID-19 vaccination mandates adopted by federal, state and local governments, as well as by certain healthcare systems, could have a material adverse impact on our business and results of operations.

On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. government contracts to ensure that their U.S.-based employees, contractors, and subcontractors that work on or in support of U.S. government contracts are fully vaccinated against COVID-19 by December 8, 2021. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and it only permits limited exceptions for medical and religious reasons.

On November 4, 2021, OSHA announced an emergency temporary standard (“ETS”) requiring employers with 100 or more employees must implement and enforce a mandatory COVID-19 vaccination policy, unless they adopt a policy requiring employees to choose to either be vaccinated or undergo weekly COVID-19 testing and wear a face covering at work by January 4, 2022. On November 5, 2021, the ETS was stayed by the U.S. Fifth Circuit Court of Appeals pending additional court review. Multiple other lawsuits were filed regarding the ETS in various jurisdictions. The pending lawsuits are expected to be consolidated before a federal circuit court, which circuit is then expected to rule on whether previous grants or denials of temporary stays will stand and to weigh in on the constitutionality of and other challenges to the ETS mandate.

Additionally, many state and local governments in which our business operates have implemented or announced COVID-19 vaccination requirements applicable to certain of our employees, and additional vaccination mandates may be announced in the future. It is currently not possible to predict with certainty the impact these vaccination mandates will have on our business, especially on our workforce. Our implementation of these requirements may result in costs to us in the form of vaccinations or testing of employees. These requirements may also result in attrition in our workforce, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks associated with joint venture partnerships may adversely affect Adient's business and financial results.

Adient plc | Form 10-K | 14

Adient has entered into several joint ventures worldwide and may enter into additional joint ventures in the future. Adient's joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with Adient's goals or with the goals of the joint venture which could lead to, among other things, dissolution, liquidation and/or modification of the joint venture terms. Adient may compete against its joint venture partners in certain of its markets and certain negotiations with its customers may negatively impact its joint venture business with those same customers. Disagreements with Adient's business partners may impede Adient's ability to maximize the benefits of its partnerships and/or may consume management time and other resources to negotiate, and which could lead to, among other things, dissolution, liquidation and/or modification of the joint venture terms. Adient's joint venture arrangements may require Adient, among other matters, to pay certain costs or to make certain capital investments or to seek its joint venture partner's consent to take certain actions. Adient does not control the ability to collect cash dividends from its non-consolidated joint ventures. In addition, Adient does not control the financial reporting of its non-consolidated joint ventures, which may impact the Company’s ability to complete its financial statements in a timely or accurate manner. Delays in the collection of dividends, even by a few days, could adversely affect Adient's financial position and cash flows. Adient's joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and Adient may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. Further, joint venture partnerships are subject to renewal or expiration at various times. The failure to renew or extend the terms of Adient’s joint venture partnerships could impact other areas of Adient’s business, including its business relationships. The above risks, if realized, could result in a material adverse effect on Adient's business and financial results.

Furthermore, non-consolidated joint ventures present various risks, including the risk that we may be slower or less able to identify or react to problems affecting our non-consolidated joint ventures than we would for a wholly-owned subsidiary or consolidated joint venture. In addition, these arrangements may cause us to be slower to detect compliance related problems and make our design of effective internal controls more challenging. Each of these challenges may be more costly to implement, and the risk of failure potentially higher, than would be the case in a more centralized structure. Depending on the nature of the problems, the failure to identify, detect or react could materially adversely affect our business, financial condition or results of operations.

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

In addition, as a result of Adient's global presence, a significant portion of its revenues and expenses is denominated in currencies other than the U.S. dollar. Adient is therefore subject to foreign currency risks and foreign exchange exposure. While Adient employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate Adient completely from those exposures. Exchange rates can be volatile and could adversely impact Adient's financial results and the comparability of results from period to period. Our use of financial instruments to limit this risk, is guided by strict policies and processes and the success of our hedging programs depends primarily on the performance of the business in comparison with our forecasted sales proceeds and costs. If we incorrectly forecast these and other related factors, the transactions we have entered into may have an adverse impact on our financial results. No assurance can be given that our judgment in this respect will be correct.

There are other risks that are inherent in Adient's non-U.S. operations, including the potential for changes in socioeconomic conditions, laws and regulations, including import, export, direct and indirect taxes, value-added taxes, labor and environmental laws, and monetary and fiscal policies; protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes; unsettled political conditions; government-imposed plant or other operational shutdowns; backlash from foreign labor organizations related to Adient's restructuring actions; corruption; natural and man-made disasters; global health epidemics (such as COVID-19); hazards and losses; violence, civil and labor unrest; and possible terrorist attacks.

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
Adient plc | Form 10-K | 15

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

Maintaining a strong position in the Chinese market is a key component of Adient's strategy. Adient's business in China has historically been conducted primarily through joint ventures. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market evolves, Adient anticipates that market participants will act aggressively to increase or maintain their market share. Increased competition may result in price reductions, reduced margins and Adient's inability to gain or hold market share. In addition to the risks imposed by U.S. economic trade policy discussed further below, Adient's business in China is sensitive to economic, political and market conditions that drive automotive sales volumes in China. If Adient is unable to maintain its position in the Chinese market, or if vehicle sales in China decrease or do not continue to increase, then Adient's business and financial results may be adversely affected.

Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on Adient.

There is continued uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. Under the Biden administration, changes in U.S. administrative policy could lead to changes to existing trade agreements, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the U.S., particularly tariffs on products manufactured in Mexico and China, among other possible changes. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where Adient currently manufactures and sells products, and any resulting negative sentiments towards the U.S. as a result of such changes, likely would have an adverse effect on Adient's business, financial condition or results of operations.

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

Risks Related to Adient's Operations

Increases in the costs and restrictions on the availability of raw materials, energy, commodities, freight, labor and product components could adversely affect Adient's financial performance.

Raw material, energy, commodity, freight and labor costs can be volatile. Although Adient has developed and implemented strategies to mitigate the impact of higher raw material, energy, commodity, freight and labor costs these strategies, together with commercial negotiations with Adient's customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit Adient's opportunities in a declining commodity environment. In addition, the
Adient plc | Form 10-K | 16

availability of raw materials, commodities, transportation and product components fluctuates from time to time due to factors outside of Adient's control. Due to a variety of global factors, the automotive industry has been experiencing, and may continue to experience, supply chain disruptions from an insufficient availability of semiconductor chips. As a result of these disruptions, the automotive industry has seen a decrease in the volume of automobile production, which has resulted in, and may continue to result in, decreased sales, without a corresponding decrease in labor costs, for Adient. In addition, the automotive industry has seen a period of sustained price increases for commodities, primarily related to steel, and to a lesser extent petrochemicals, that may continue into the future as demand increases and supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient. If the costs of raw materials, energy, commodities, freight costs and product components increase or the availability thereof is restricted, it could adversely affect Adient's financial condition, operating results and cash flows.

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
Adient plc | Form 10-K | 17

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

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage at one or more of Adient's manufacturing and assembly facilities could have adverse effects on the business. Similarly, if one or more of Adient's customers were to experience a work stoppage, such as those resulting from the General Motors labor strike occurring in fall 2019, customer stoppages as a result of COVID-19-related governmental shutdowns, resulting from ongoing supply chain disruptions, or otherwise, that customer would likely halt or limit purchases of Adient's products, which could result in the shutdown of the related Adient manufacturing facilities and or other cost-reduction initiatives, in addition in certain instances we may be unable to adjust our staffing levels to correspond to a customer’s work stoppage such that we incur increased labor costs along with a decrease in production. A significant disruption in the supply of a key component due to a work stoppage at one of Adient's suppliers or any other supplier could have the same consequences, and accordingly, have an adverse effect on Adient's financial results.

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

Adient relies upon the capacity, reliability and security of its IT and data security infrastructure, as well as its ability to expand and continually update this infrastructure in response to the changing needs of its business. If Adient experiences a problem with the functioning of an important IT system or a security breach of Adient's IT systems, including a potential ransomware attack, due to failure to timely upgrade systems or during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on Adient's business.

Adient and certain of its third-party vendors receive and store personal information in connection with Adient's human resources operations and other aspects of Adient's business. Despite Adient's implementation of security measures, Adient's IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack, ransomware attack, and other similar disruptions. Any system failure, accident or cyber security breach or incident could result in disruptions to Adient's operations. A material network breach in the security of Adient's IT systems could include the theft of Adient's intellectual property, trade secrets, customer information, human resources information or other confidential information. To the extent that any disruptions or security breach results in a loss or damage to Adient's data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to Adient's reputation, affect Adient's relationships with its customers, lead to claims against Adient and ultimately harm its business. In addition, Adient may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
Adient plc | Form 10-K | 18

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
Adient plc | Form 10-K | 19

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

Furthermore, customer, investor, and employee expectations in areas such as the environment, social matters and corporate governance (ESG) have been rapidly evolving and increasing. Specifically, certain customers are beginning to require that Adient provide information on its plans relating to certain climate-related matters such as greenhouse gas emissions. The enhanced stakeholder focus on ESG issues relating to Adient requires the continuous monitoring of various and evolving standards and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.

Risks related to Adient's defined benefit retirement plans may adversely impact Adient's results of operations and cash flow.

Significant changes in actual investment return on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect Adient's results of operations and the amounts of contributions Adient must make to its defined benefit plans in future periods. For example, Adient has recorded mark-to-market adjustments on the revaluation of its pension obligations that have significantly impacted its overall results the past two years. Generally accepted accounting principles in the U.S. require that Adient calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for Adient's defined benefit plans are dependent upon, among other factors, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations.

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

Unfavorable changes in the ratings that rating agencies assign to Adient's debt may ultimately negatively impact Adient's access to the debt capital markets and increase the costs Adient incurs to borrow funds. Future tightening in the credit markets and a reduced level of liquidity in many financial markets due to turmoil in the financial and banking industries could adversely affect
Adient plc | Form 10-K | 20

Adient's access to the debt capital markets or the price Adient pays to issue debt. A downgrade in Adient's ratings or volatility in the financial markets causing limitations to the debt capital markets could have an adverse effect on Adient's business or Adient's ability to meet its liquidity needs. There can be no assurance that Adient would be able to obtain additional financing or refinancing and failure to obtain such additional financing or refinancing could have a material adverse impact on our operations. Adient may incur or assume significantly more debt in the future. If Adient incurs more debt in the future and does not retire existing debt, the risks described above could increase.

Adient's debt obligations could adversely affect Adient's business, profitability and the ability to meet its obligations.

As of September 30, 2021, Adient's total consolidated indebtedness approximated $3.7 billion. This significant amount of debt could potentially have adverse consequences to Adient and its debt and equity investors, including:

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Although certain jurisdictions have phased out LIBOR, or will phase out LIBOR in the near future, the impact remains uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition. Specifically, the use of an alternative reference rate could result in increased borrowing costs in the future. Although Adient has started incorporating alternatives to LIBOR in its debt agreements, the long-term effect of the transition from LIBOR is uncertain.

Adient's business success depends on attracting and retaining qualified personnel and our attempts to fully reopen our offices and operate under a hybrid working environment may not be successful.

Adient's ability to sustain and grow its business requires it to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that Adient has the leadership capacity with the necessary skill set and experience could impede Adient's ability to deliver its growth objectives and execute its strategic plan. Organizational and reporting changes as a result of any future leadership transition and corporate initiatives, including restructuring actions, could result in increased turnover. Additionally, any unplanned turnover or inability to attract and retain key employees could have a negative effect on Adient's results of operations. Further, certain of the recent austerity measures related to employee compensation, along with the on-going unpredictability of production schedules, could result in employees pursuing other employment opportunities outside of Adient.

The COVID-19 pandemic caused Adient to modify its workforce practices, including having the vast majority of employees work from home. As we reopen our offices, we are considering operating under a “hybrid” working environment, meaning that the majority of our employees will have the flexibility to work remotely at least some of the time, for the foreseeable future. The hybrid working environment may impair Adient’s ability to maintain its collaborative and innovative culture, and may cause disruptions among employees, including decreases in productivity, challenges in communications between on-site and off-site employees and, potentially, employee dissatisfaction and attrition. If our attempts to safely reopen offices and operate under a hybrid working environment are not successful, our business could be adversely impacted.

Adverse developments affecting, or the financial distress of, one or more of Adient's suppliers or other third party counterparties could adversely affect Adient's financial performance.

Adient obtains components and other products and services from numerous automotive suppliers and other vendors throughout the world. In addition, Adient is party to various arrangements with third parties who owe Adient money or goods and services, or who purchase goods and services from Adient. Adient is responsible for managing its supply chain, including suppliers that may be the sole sources of products that Adient requires, which Adient's customers direct Adient to use or which have unique capabilities that would make it difficult and/or expensive to re-source. In addition, with fewer sources of supply for certain components, each supplier may perceive that it has greater leverage and, therefore, some ability to seek higher prices from us at a time that we face substantial pressure from OEMs to reduce the prices of our products. This could adversely affect our customer relations and business. In certain instances, as seen with respect to semiconductors, entire industries may experience short-term capacity constraints. Additionally, Adient's production capacity, and that of Adient's customers and suppliers, may
Adient plc | Form 10-K | 21

be adversely affected by natural disasters. Any such significant disruption could adversely affect Adient's financial performance. Unfavorable economic or industry conditions could also result in financial distress within Adient's supply chain or among other third party counterparties, thereby increasing the risk of supply disruption or lost orders. Although market conditions generally have improved in recent years, uncertainty remains and another economic downturn or other unfavorable industry conditions in one or more of the regions in which Adient operates could cause a supply disruption or loss of customer orders and thereby adversely affect Adient's financial condition, operating results and cash flows.

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

While Adient supplies parts for a wide variety of vehicles produced globally, Adient does not supply parts for all vehicles produced, nor is the number or value of parts evenly distributed among the vehicles for which Adient does supply parts. Shifts in market shares among vehicles or vehicle segments, including as a result of the autonomous vehicle market, particularly shifts away from vehicles on which Adient has significant content and shifts away from vehicle segments in which Adient's sales may be more heavily concentrated, could have an adverse effect on Adient's profitability. Similarly, certain vehicles or vehicle segments Adient supplies may be disproportionately impacted by overall industry disruptions (i.e., semiconductor supply chain disruptions) such that Adient’s sales may be adversely effected relative to the industry in general or our competitors, which could have a negative effect on Adient’s business. Increases in energy costs or other factors (e.g., climate change concerns) may also shift consumer demand away from motor vehicles that typically have higher interior content that Adient supplies, such as light trucks, crossover vehicles, minivans and sports utility vehicles, to smaller vehicles having less interior content. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which Adient is a significant supplier could reduce Adient's sales and harm Adient's profitability, thereby adversely affecting Adient's results of operations.

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

Any of the following could adversely impact Adient's results of operations: the inability of Adient to execute continued turnaround actions to improve profitability; the loss of, or changes in, automobile supply contracts, sourcing strategies or customer claims with Adient's major customers or suppliers; increased freight or shipping costs resulting from extreme weather conditions or supply chain disruptions, lack of commodity availability and unfavorable commodity pricing; start-up expenses associated with new vehicle programs or delays or cancellations of such programs; underutilization of Adient's manufacturing facilities, which are generally located near, and devoted to, a particular customer's facility; inability to recover engineering and tooling costs; market and financial consequences of any recalls that may be required on products that Adient has supplied or sold into the automotive aftermarket; delays or difficulties in new product development and integration; quantity and complexity of new program launches, which are subject to Adient's customers' timing, performance, design and quality standards; interruption of supply of certain single-source components; the potential introduction of similar or superior
Adient plc | Form 10-K | 22

technologies; changing nature and prevalence of Adient's joint ventures and relationships with its strategic business partners; and global overcapacity and vehicle platform proliferation.

Risks Related to Adient’s Jurisdiction of Incorporation

As an Irish public limited company, certain capital structure decisions require shareholder approval, which may limit Adient's flexibility to manage its capital structure.

Irish law provides that a board of directors may allot shares (or rights to subscribe for or convertible into shares) only with the prior authorization of shareholders, such authorization for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. This authorization would need to be renewed by Adient's shareholders upon its expiration (i.e., at least every five years). Initially, the Adient articles of association authorized the allotment of shares for a period of five years from the date of their adoption, which authorization would have expired in October 2021. At its 2021 Annual General Meeting of Shareholders, Adient’s shareholders renewed this authorization until September 2022 (unless previously renewed, varied or revoked). This authorization will need to be further renewed by ordinary resolution, being a resolution passed by a simple majority of votes cast, prior to expiration. We anticipate seeking another authorization at our 2022 Annual General Meeting and annually thereafter. Should this authorization not be approved, our ability to issue equity could be limited which could adversely affect our securities holders.

Irish law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for the Adient articles of association, or shareholders in general meeting, to exclude preemptive rights. Such an exclusion of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the exclusion is contained in the articles of association, or from the date of the shareholder resolution, if the exclusion is by shareholder resolution; in either case, this exclusion would need to be renewed by Adient's shareholders upon its expiration (i.e., at least every five years). Initially the Adient articles of association excluded preemptive rights for a period of five years from the date of adoption of the Adient articles of association, which exclusion would have expired in October 2021. At its 2021 Annual General Meeting of Shareholders, Adient’s shareholders renewed this authorization until September 2022. This authorization will need to be renewed by special resolution, being a resolution passed by not less than 75% of votes cast, upon expiration. We anticipate seeking another authorization at our 2022 Annual General Meeting and annually thereafter. Should this authorization not be approved, our ability to issue equity could be limited which could adversely affect our securities holders.

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
Adient plc | Form 10-K | 23

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

A change in tax laws is one of many factors that impact the Company’s effective tax rate. The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions where Adient and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of base erosion and profit shifting (“BEPS”), including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which the Company and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely impact Adient and its affiliates, including potential adverse impacts to the Company's effective tax rate.

Democratic control of the White House and Congress may lead to changes in U.S. tax laws that could negatively impact the Company’s effective tax rate. The White House and both bodies of Congress have independently issued U.S. tax reform proposals in 2021 that vary in detail but are consistent in theme – increase the U.S. corporate tax rate, increase the rate of tax on certain earnings of foreign subsidiaries, modify the base erosion and anti-abuse tax (“BEAT”) rules to target outbound payments to low-taxed jurisdictions, and further limit interest expense deductibility. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to Adient’s effective tax rate.

In October 2021, the OECD released an outline that describes the conceptual agreement between 136 countries on fundamental reforms to international tax rules. The outline provides for two primary “Pillars”; however, only Pillar Two, which provides for a global minimum corporate tax rate of 15%, is expected to be applicable to Adient (Pillar One is not expected to be applicable as Adient doesn’t currently meet the turnover threshold – EUR 20 billion). The OECD outline suggests that these reforms be implemented by 2023, but is contingent upon the independent actions of participating countries to enact law changes. If enacted into law, in whole or in part, this proposed change to international tax rules could have a negative impact to Adient’s effective tax rate.

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
Adient plc | Form 10-K | 24

such changes could have prospective or retroactive application to Adient, its shareholders and affiliates, and/or the separation and distribution.

Recent legislative and other proposals have aimed to expand the scope of U.S. corporate tax residence. Under such proposals, Adient and/or its affiliates could be treated as U.S. corporations if the management and control of Adient or such affiliates were determined to be located primarily in the U.S. In addition, recent legislative and other proposals have aimed to expand the scope of Section 7874, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. Such proposals, if made retroactively effective to transactions completed during the period in which the separation occurred, could cause Adient and/or its affiliates to be treated as U.S. corporations for U.S federal tax purposes. If enacted, these proposals could cause the Adient group to be subject to substantially greater U.S. tax liability than currently contemplated.

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
Adient plc | Form 10-K | 25

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth Adient's principal owned and leased facilities as of September 30, 2021.

	Number of Locations
	Operations			Administrative
	Owned	Leased	Total	Owned	Leased	Total
United States	22	11	33	2	3	5
Mexico	10	9	19	—	1	1
Germany	5	8	13	2	7	9
Thailand	3	13	16	—	—	—
China	4	11	15	—	3	3
Czech Republic	3	6	9	—	2	2
Japan	5	2	7	1	4	5
Other EMEA	31	29	60	—	10	10
Other Asia	6	21	27	—	5	5
Other Americas	8	1	9	1	—	1
	97	111	208	6	35	41
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
Adient plc | Form 10-K | 26

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
Holders
As of September 30, 2021, there were 24,768 shareholders of record.
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
Recent Sales of Unregistered Equity Securities
None.
Repurchases of Equity Securities
There was no share repurchase activity during the three months ended September 30, 2021.
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
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for Adient’s ordinary shares, the Standard & Poor’s 500 Index, and a peer group for the period October 31, 2016 (the first day ordinary shares were traded following the separation) through September 30, 2021. The graph assumes the value of the investment in Adient's ordinary shares and each index was $100 on October 31, 2016 (which was the date of Adient’s spin off as a public company from its former Parent) and that all dividends were reinvested. Historic stock price performance is not necessarily indicative of future stock price performance. Adient selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. The peer group referenced in the graph below consists of Autoliv, Inc., BorgWarner, Inc., Cooper-Standard Holding, Inc., Faurecia SA, Goodyear Tire & Rubber, Huayu Automotive Systems Co. Ltd., Lear Corp, Magna International Inc., Tenneco Inc. and Toyota Boshoku Corp.

Adient plc | Form 10-K | 28

	Oct/2016	Sep/2017	Sep/2018	Sep/2019	Sep/2020	Sep/2021
Adient plc	$100	$186	$89	$52	$39	$94
S&P 500	$100	$121	$142	$149	$171	$222
Dow Jones US Auto Parts	$100	$137	$125	$114	$116	$160
Peer Group	$100	$136	$125	$109	$103	$136

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Presentation of Information

Unless the context requires otherwise, references to "Adient plc" or "Adient" refer to Adient plc and its consolidated subsidiaries for periods subsequent to its separation from Johnson Controls International plc ("the former Parent") on October 31, 2016. References in this Annual Report on Form 10-K to the "separation" refer to the legal separation and transfer of the former Parent's automotive seating and interiors business to Adient on October 31, 2016. The information presented herein are based on management’s perspective of Adient’s results of operations.

Adient plc | Form 10-K | 29

Forward-Looking Statements

Adient has made statements in this section and other parts of this Annual Report on Form 10-K ("Form 10-K") that are management’s perspective of forward-looking information and, therefore, are subject to risks and uncertainties. All statements in this Form 10-K other than statements of historical fact are statements that are, or could be, deemed "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. In this Form 10-K, statements regarding Adient's future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as "future," "may," "will," "would," "could," "can," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "predict," "project" or "plan" or terms of similar meaning are also generally intended to identify forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: whether recently completed strategic transactions in China and deleveraging activities may yield additional value for shareholders at all or on the same or different terms as those described herein, the timing, benefits and outcomes of the strategic transactions in China and / or the activities relating to our capital structure, the effects of local and national economic, credit and capital market conditions on the economy in general, and other risks and uncertainties, the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on Adient and its customers, suppliers, joint venture partners and other parties, the ability of Adient to execute its turnaround plan, work stoppages, including due to supply chain disruptions and similar events, energy and commodity (particularly steel) prices, the availability of raw materials (including petrochemicals) and component products (including components required by our customers for the manufacture of vehicles (i.e., semiconductor chips)), automotive vehicle production levels, mix and schedules, as well as our concentration of exposure to certain automotive manufacturers, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to meet debt service requirements, the terms of future financing, the impact of tax reform legislation, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, general economic and business conditions, the strength of the U.S. or other economies, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, global climate change and related emphasis on ESG matters by various stakeholders, currency exchange rates and cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part I, Item 1A of the which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on the Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. The forward-looking statements included in this Form 10-K are made only as of the date of this report, unless otherwise specified, and, except as required by law, Adient assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this Form 10-K.

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

Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates in 208 wholly- and
Adient plc | Form 10-K | 30

majority-owned manufacturing or assembly facilities, with operations in 33 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America. Through its global footprint and vertical integration, Adient leverages its capabilities to drive growth in the automotive seating industry.

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

Supply Chain Disruptions and Inflationary Pressures

The global automotive industry continues to experience widespread supply chain disruptions primarily related to semiconductor chip shortages. Although Adient’s seating products are not highly dependent on semiconductor chips, Adient is directly impacted by the lower production levels at the OEM’s as a result of these supply disruptions. These disruptions have led to unplanned downtime at Adient’s production facilities, often with very little warning, which results in operating inefficiencies and limits Adient’s ability to adequately mitigate such inefficiencies. The automotive industry has also experienced a period of sustained price increases for commodities, primarily related to steel, and to a lesser extent petrochemicals. Shipping costs have also sharply increased throughout the fiscal year. These commodity and shipping cost increases may continue into the future as demand increases and supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset. Adient is also closely monitoring labor availability and wage inflationary pressures, both internally and at key vendors, to assess any impact labor shortages and wage inflation might have on Adient’s ability to perform its obligations. Although Adient has developed and implemented strategies to mitigate the impact of higher raw material, commodity and shipping costs, these strategies (which include targeted SG&A savings through hiring freezes, delayed merit increases, suspended 401(k) matches in the U.S. and RSU replacement awards in lieu of salary for certain executives of Adient), together with commercial negotiations with Adient's customers and suppliers, are only expected to offset a portion of the adverse impact. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results. Also refer to Item 1A. Risk Factors section for additional information.

On-Going Impact of COVID-19

The impact of COVID-19, and related mutations, continues to be present throughout the world, including in all global and regional markets served by Adient. Although vaccines have been introduced that are expected to have the result of reducing the effect of COVID-19 and COVID-19 started to wane in certain geographic areas, governmental authorities continue to implement numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. Adient's manufacturing facilities are located in areas that continue to be affected by the pandemic.

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

Although the global automotive industry experienced increased demand for new vehicles as Adient emerged from the global shutdowns in late fiscal year 2020 and early fiscal year 2021, it is possible that, in the event of the resurgence of COVID-19, the global automotive industry will experience significantly lower demand for new vehicle sales over the long-term as a result of the global economic slowdown caused by the COVID-19 pandemic because new vehicle sales are highly dependent on strong consumer confidence and low unemployment. As a result, new vehicle sales could be significantly lower than historical and previously projected pre-pandemic sales levels.

Adient plc | Form 10-K | 31

Throughout fiscal year 2020 and 2021 and into fiscal year 2022, Adient continues to actively monitor the threat and impacts of COVID-19. Adient has taken, and continues to take, steps to mitigate the potential risks to the Company posed by COVID-19 and its impacts. In addition, Adient continues to assess and update its business continuity plans in the context of this pandemic, including analyzing constraints at its customers and suppliers, particularly components and labor-related shortages, respectively. Adient has taken precautions to help keep its workforce healthy and safe, including establishing a Global Response Team, implementing strict travel restrictions, enforcing rigorous hygiene protocols, increasing sanitization efforts at all facilities, enacting visitor restrictions, social distancing, face covering expectations, and temperature and health screenings and implementing remote working arrangements for the vast majority of Adient's employees who work outside the plants.

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

In addition to the significant measures taken to reduce and contain costs, Adient took actions to provide additional liquidity, primarily including the draw down on its ABL revolving credit facility of $825 million at the end of March 2020 and the issuance of $600 million of senior secured notes due 2025 on April 20, 2020. Adient's ability to borrow against the ABL revolving credit facility is limited to its borrowing base, which consists primarily of accounts receivable, inventory and certain cash account balances at certain Adient subsidiaries. Adient repaid $825 million of the ABL revolving credit facility during the third and fourth quarters of fiscal 2020 and maintains $739 million of availability under the ABL revolving credit facility as of September 30, 2021.

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

Adient has also pursued, wherever it qualifies, governmental assistance. For example, Adient deferred the employer portion of FICA until fiscal 2021 or beyond and deferred VAT payments. Adient is seeking to take advantage of all such assistance to either defer payments to government authorities or to receive cash to help defray operating costs. Adient cannot guarantee that it will continue to qualify for, or receive any of, the assistance that it is pursuing.

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

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During fiscal 2020, automotive production across the globe declined due to the economic slow down resulting from the COVID-19 pandemic. During fiscal 2021, automotive production at the beginning of the year was higher in all regions, but experienced a slow down in the second half of the fiscal year due to the widespread supply chain disruptions impacting the global automotive industry.

Light vehicle production levels by geographic region are provided below:

Adient plc | Form 10-K | 32

	Light Vehicle Production
(units in millions)	2021	Change	2020	Change	2019
Global	79.5	7.6%	73.9	-17.0%	89.0
North America	13.7	5.4%	13.0	-22.2%	16.7
South America	2.7	17.4%	2.3	-30.3%	3.3
Europe	17.4	4.8%	16.6	-25.6%	22.3
China	24.8	7.4%	23.1	-6.1%	24.6
Asia, excluding China, and Other	20.9	10.6%	18.9	-14.5%	22.1

Source: IHS Automotive, October 2021

Financial Results Summary
Significant aspects of Adient's financial results for fiscal 2021 include the items discussed below. The recently completed transactions in China had a significant impact on the fiscal 2021 financial results. Refer to Note 3, “Acquisitions and Divestitures,” in Part II, Item 8 of this Form 10-K for more information on these transactions.
•Adient recorded net sales of $13,680 million for fiscal 2021, representing an increase of $1,010 million when compared to fiscal 2020. The increase in net sales is attributable to prior year operational interruptions due to COVID-19, the favorable impact of foreign currencies and favorable material economics recoveries, partially offset by current year temporary operational interruptions and production stoppages primarily resulting from semiconductor chip shortages, and prior year divestitures primarily consisting of the fabrics businesses, and unfavorable commercial settlements.
•Gross profit was $826 million, or 6.0% of net sales for fiscal 2021 compared to $592 million, or 4.7% of net sales for fiscal 2020. Profitability, including gross profit as a percentage of net sales, was higher due to higher current year volumes primarily resulting from prior year operational interruptions due to COVID-19, current year operational improvements, a one-time gain associated with retrospective recoveries of Brazil indirect tax credits, the favorable impact of foreign currencies, and favorable commercial settlements, partially offset by temporary operational inefficiencies and premium freight caused by unplanned production stoppages resulting from semiconductor chip shortages, and unfavorable impacts of material economics, net of recoveries.
•Equity income was $1,484 million for fiscal 2021, which compares to equity income of $22 million for fiscal 2020. The significant increase is primarily attributable to a $1,181 million current year gain recognized upon sales of certain of Adient’s equity interests in China as part of the 2021 Yanfeng Transaction and $33 million current year gain on the sale of SJA, favorable impact of foreign currencies, a $231 million prior year non-cash impairment of the YFAI investment as part of the 2020 Yanfeng transaction, and operational performance improvements primarily at Adient's affiliates in China. Excluding the impacts of current year transactional gains and prior year impairments, equity income increased by $17 million.
•Net income attributable to Adient was $1,108 million for fiscal 2021, compared to a loss of $547 million for fiscal 2020. The increased net income attributable to Adient is due to $1,214 million of one-time gains from sales of certain of Adient’s equity interests in China, higher current year volumes primarily resulting from prior year operational interruptions due to COVID-19, current year operational improvements, lower restructuring charges, a one-time gain associated with retrospective recoveries of Brazil indirect tax credits, and a $231 million prior year non-cash impairment of the YFAI investment, partially offset by operational inefficiencies and premium freight caused by unplanned production stoppages resulting from semiconductor and petrochemical shortages, higher net financing charges, and higher income tax expense primarily resulting from the withholding taxes paid in association with the 2021 Yanfeng Transaction.

Adient plc | Form 10-K | 33

Consolidated Results of Operations

	Year Ended September 30,
(in millions)	2021	Change	2020	Change	2019
Net sales	$13,680	8%	$12,670	(23)%	$16,526
Cost of sales	12,854	6%	12,078	(23)%	15,725
Gross profit	826	40%	592	(26)%	801
Selling, general and administrative expenses	537	(4)%	558	(17)%	671
Loss on business divestitures - net	26	100%	13	n/a	—
Restructuring and impairment costs	21	(91)%	238	35%	176
Equity income (loss)	1,484	>100%	22	(92)%	275
Earnings (loss) before interest and income taxes	1,726	>100%	(195)	>(100%)	229
Net financing charges	311	41%	220	21%	182
Other pension expense (income)	(24)	>(100%)	14	(69)%	45
Income (loss) before income taxes	1,439	>100%	(429)	>(100%)	2
Income tax provision (benefit)	249	>100%	57	(86)%	410
Net income (loss)	1,190	>100%	(486)	(19)%	(408)
Income (loss) attributable to noncontrolling interests	82	34%	61	(27)%	83
Net income (loss) attributable to Adient	$1,108	>100%	$(547)	(11)%	$(491)

Net Sales

	Year Ended September 30,
(in millions)	2021	Change	2020	Change	2019
Net sales	$13,680	8%	$12,670	(23)%	$16,526

Net sales increased by $1,010 million, or 8%, in fiscal 2021 primarily due to the prior year significant operational interruptions related to COVID-19 starting in the second quarter of fiscal 2020 which resulted in lower sales volumes across all regions and despite current year certain unplanned temporary production stoppages primarily resulting from semiconductor and petrochemical shortages ($786 million), favorable foreign currency impact ($273 million), favorable material economics recoveries ($83 million), and favorable commercial settlements and net pricing adjustments, partially offset by the impact of divestitures primarily related to RECARO and fabrics businesses ($156 million). Refer to the segment analysis below for a discussion of segment net sales.

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

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2021	Change	2020	Change	2019
Cost of sales	$12,854	6%	$12,078	(23)%	$15,725
Gross profit	826	40%	592	(26)%	801
% of sales	6.0%		4.7%		4.8%

Adient plc | Form 10-K | 34

Cost of sales increased by $776 million, or 6% and gross profit increased by $234 million, or 40%, in fiscal 2021 as compared to fiscal 2020. The cost of sales year-over-year increase is primarily attributable to higher sales volumes in all regions ($507 million), the unfavorable impact of foreign currencies ($258 million), higher commodity costs ($150 million), temporary operational inefficiencies including premium freight and unplanned production stoppages resulting from semiconductor and petrochemical shortages and to a lesser extent COVID-19 related costs ($165 million) and prior year non-recurring favorable benefits related to actions taken as described in the On-Going Impact of COVID-19 section above ($36 million), partially offset by the impact of prior year divestitures primarily consisting of the RECARO and fabrics businesses ($120 million), overall operational performance improvements ($106 million), favorable material margins ($76 million), and a one-time gain associated with retrospective recoveries of Brazil indirect tax credits ($38 million). The increase in gross profit was due to higher overall volumes, the favorable impact of foreign currencies, operational performance improvements, the favorable commercial settlements and net pricing adjustments, including material economics, and the one-time gain in Brazil, partially offset by higher commodity costs, inefficiencies caused by unplanned production stoppages and certain prior year incentive compensation costs and to a lesser extent other benefits that were not expected to recur. Refer to the segment analysis below for a discussion of segment profitability.

Cost of sales decreased by $3,647 million, or 23%, and gross profit decreased by $209 million, or 26%, in fiscal 2020 as compared to fiscal 2019. Cost of sales were lower primarily due to the decrease in sales volumes as a result of the COVID-19 impact along with overall business performance improvements, the favorable impact of foreign currency ($195 million), and the impact of divestitures primarily related to RECARO ($97 million). Gross profit was lower as a result of the negative impact of lower sales volume due to the COVID-19 impact, partially offset by the impact of business performance improvements including lower launch inefficiencies, and reductions in operational waste and freight along with favorable commercial settlements and net pricing adjustments. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2021	Change	2020	Change	2019
Selling, general and administrative expenses	537	(4)%	558	(17)%	671
% of sales	3.9%		4.4%		4.1%

Selling, general and administrative expenses (SG&A) decreased by $21 million, or 4% in fiscal 2021 as compared to fiscal 2020. SG&A was favorably impacted by lower overall engineering and other administrative spending ($41 million), and prior year RECARO and fabrics administrative costs ($30 million), partially offset by higher stock-based compensation costs ($21 million), prior year non-recurring favorable benefits related to actions taken as described in the On-Going Impact of COVID -19 section above ($4 million), the unfavorable impact of foreign currencies ($21 million), and higher transaction costs ($4 million).

Selling, general and administrative expenses (SG&A) decreased by $113 million, or 17%, in fiscal 2020 as compared to fiscal 2019. SG&A was favorably impacted by lower overall administrative and engineering spending ($88 million), including lower levels of certain compensation and discretionary spending which are not expected to recur as part of the annual SG&A run rate, prior year Adient Aerospace and RECARO costs ($39 million), lower share based compensation expense ($5 million) and the favorable impact of foreign currency ($5 million), partially offset by higher transaction costs in the current year related to the Yanfeng transaction and sale of the fabrics business ($12 million). Refer to the segment analysis below for a discussion of segment profitability.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2021	Change	2020	Change	2019
Restructuring and impairment costs	$21	(91)%	$238	35%	$176

Restructuring and impairment costs were lower by $217 million in fiscal 2021 as compared to fiscal 2020 due primarily to higher levels of restructuring actions taken in fiscal 2020 after the industry experienced significant volume decreases resulting from the COVID-19 impact, and $53 million of one-time non-cash impairment charges in the prior year of long-lived assets in China and other assets held for sale.
Adient plc | Form 10-K | 35

Restructuring and impairment charges increased by $62 million in fiscal 2020 as compared to fiscal 2019 due primarily to higher levels of restructuring actions taken in fiscal 2020 after the industry experienced significant volume decreases resulting from the COVID-19 impact, and $53 million of one-time non-cash impairment charges of long-lived assets in China and other assets held for sale, partially offset by one-time non-cash impairment charges in the prior year related to the seat structures and mechanisms business ($66 million).

Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for information related to the assets held for sale. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for information related to the non-cash impairment charges of long-lived assets in fiscal 2020. Refer to Note 15, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans. Refer to Note 16, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for information related to the impairment charges recorded in fiscal 2020 and 2019.

Equity Income

	Year Ended September 30,
(in millions)	2021	Change	2020	Change	2019
Equity income (loss)	$1,484	>100%	$22	(92)%	$275

Equity income was $1,484 million for fiscal 2021, compared to $22 million for fiscal 2020. The significant increase during fiscal 2021 was due primarily to a one-time gain associated with the 2021 Yanfeng Transaction ($1,181 million), one-time gain associated with the sale of Adient's interest in SJA ($33 million), a prior year non-cash impairment charge related to Adient's YFAI investment divestiture ($231 million), a one-time gain on previously held interest at YFAS in an affiliate during the first quarter of fiscal 2021 ($5 million), favorable impact of foreign currencies ($19 million), and prior year lower production volumes within Adient's China affiliates due to the impact of COVID-19 primarily during the second quarter of fiscal 2020 despite the current year operational interruptions and temporary production stoppages resulting from semiconductor chip shortages ($27 million). These were partially offset by the impact of prior year divestitures of YFAI and the fabrics business as well as current year divestiture of SJA ($30 million), and prior year tax benefits at various China affiliates that are not expected to recur ($10 million). As a result of the 2021 Yanfeng Transaction, equity income associated with the equity interests sold by Adient and, therefore will not recur, equaled $155 million, including the equity income associated with the entities which Adient acquired controlling interests. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for more information.

Equity income was $22 million for fiscal 2020, compared to $275 million for fiscal 2019. The decrease during fiscal 2020 was due primarily to the non-cash impairment charge recorded in fiscal 2020 of the YFAI investment as part of the 2020 Yanfeng Transaction ($231 million), and the impact from the planned divestiture of YFAI ($26 million), partially offset by higher income at certain China seating affiliates that included $10 million of benefits from tax credits at various China affiliates that are not expected to recur.

Adient plc | Form 10-K | 36

Net Financing Charge

	Year Ended September 30,
(in millions)	2021	Change	2020	Change	2019
Net financing charges	$311	41%	$220	21%	$182

Net financing charges increased in fiscal 2021 as compared to fiscal 2020 primarily as a result of premium and related transaction costs paid on the repurchase of debt ($50 million), a write off of the associated deferred financing costs ($20 million), a derivative loss associated with the 2021 Yanfeng Transaction ($30 million), and higher levels of outstanding debt and higher average interest rates during the current fiscal year. Net financing charges increased in fiscal 2020 as a result of higher levels of outstanding debt and to higher average interest rates in fiscal 2020, partially offset by $3 million of net gain resulting from the partial extinguishment of debt. Refer to Note 9, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for information related to the components of Adient's net financing charges.

Other Pension Expense (Income)

	Year Ended September 30,
(in millions)	2021	Change	2020	Change	2019
Other pension expense (income)	$(24)	>(100%)	$14	(69)%	$45

Other pension expense (income) consists of mark-to-market adjustments of Adient's retirement plans and non-service components of Adient's net periodic pension costs. A pension mark-to-market gain ($15 million) occurred in fiscal 2021 compared to the $22 million mark-to-market charge in fiscal 2020. The decrease in pension expense in fiscal 2020 is due to the lower level of pension mark-to-market impact (a $22 million charge in fiscal 2020 compared to a $49 million charge in fiscal 2019), partially offset by a $2 million pension settlement expense related to the settlement of two plans in the United States. Refer to Note 14, "Retirement Plans," of the notes to the consolidated financial statements for information related to the components of Adient's net periodic pension costs.

Income Tax Provision

	Year Ended September 30,
(in millions)	2021	Change	2020	Change	2019
Income tax provision (benefit)	$249	>100%	$57	(86)%	$410

The fiscal 2021 income tax expense of $249 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to recognize a tax benefit for losses in jurisdictions with valuation allowances, the establishment of valuation allowances in certain jurisdictions, and the repatriation of foreign earnings, partially offset by tax benefits from audit settlements, the write-off of deferred tax liabilities related to withholding taxes, and withholding taxes on the 2021 Yanfeng Transaction at a rate lower than the Irish statutory rate of 12.5%.

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

As a result of Adient's fiscal 2021 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined it was more likely than not that certain deferred tax assets in the Czech Republic, Korea, Mexico, and other jurisdictions would not be realized and recorded income tax expense of $5 million, $5 million, $8 million, and $4 million, respectively, to establish valuation allowances. Adient continues to record valuation allowances on certain deferred tax assets in Germany, Hungary, Luxembourg, Mexico, Poland, Spain, the United Kingdom, the U.S. and other jurisdictions as it remains more likely than not that they will not be realized.

Adient plc | Form 10-K | 37

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

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2021	Change	2020	Change	2019
Income attributable to noncontrolling interests	$82	34%	$61	(27)%	$83

The increase in income attributable to noncontrolling interests for fiscal 2021 is attributable to higher income resulting from higher volumes in the current year, attributable primarily to the impact of the COVID-19 pandemic at certain Seating affiliates in varying jurisdictions during the prior year. The decrease in income attributable to noncontrolling interests for fiscal 2020 is primarily attributable to lower income resulting from lower volumes, as a result of the COVID-19 impact at certain Seating affiliates in varying jurisdictions during fiscal 2020 as compared to fiscal 2019.

Net Income (Loss) Attributable to Adient

	Year Ended September 30,
(in millions)	2021	Change	2020	Change	2019
Net income (loss) attributable to Adient	$1,108	>100%	$(547)	(11)%	$(491)

Adient plc | Form 10-K | 38

Net income attributable to Adient was $1,108 million for fiscal 2021, compared to a loss of $547 million for fiscal 2020. The increased net income attributable Adient is due to $1,214 million of one-time gains from sales of certain of Adient’s equity interests in China, higher current year volumes primarily resulting from prior year operational interruptions due to COVID-19, current year operational improvements, lower restructuring charges, a one-time gain associated with retrospective recoveries of Brazil indirect tax credits, and a $231 million prior year non-cash impairment of the YFAI investment, partially offset by operational inefficiencies and premium freight caused by unplanned production stoppages resulting from semiconductor and petrochemical shortages, higher net financing charges, and higher income tax expense primarily resulting from the withholding taxes paid in association with the 2021 Yanfeng Transaction.

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

Comprehensive Income Attributable to Adient

	Year Ended September 30,
(in millions)	2021	Change	2020	Change	2019
Comprehensive income (loss) attributable to Adient	$1,146	>100%	$(643)	(22)%	$(529)

Comprehensive income attributable to Adient was $1,146 million for fiscal 2021 compared to a comprehensive loss attributable to Adient of $643 million for fiscal 2020. The increased level of comprehensive income attributable to Adient in fiscal 2021 is primarily due to higher net income ($1,676 million), the favorable change in foreign currency translation adjustments ($85 million) and favorable change in realized and unrealized gains (losses) on derivatives ($40 million), partially offset by the increase in comprehensive income attributable to noncontrolling interests ($13 million).

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
Adient plc | Form 10-K | 39

certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.

	Year Ended September 30,
(in millions)	2021	2020	2019
Net Sales
Americas	$6,164	$5,889	$7,785
EMEA	5,564	5,148	6,675
Asia	2,123	1,822	2,337
Eliminations	(171)	(189)	(271)
Total net sales	$13,680	$12,670	$16,526

	Year Ended September 30,
(in millions)	2021	2020	2019
Adjusted EBITDA
Americas	$232	$228	$210
EMEA	277	101	161
Asia	486	424	513
Corporate-related costs (1)	(78)	(80)	(97)
Restructuring and impairment costs (2)	(21)	(238)	(176)
Purchase accounting amortization (3)	(50)	(40)	(44)
Restructuring related charges (4)	(9)	(20)	(31)
Loss on business divestitures - net (5)	(26)	(13)	—
Gain on sale / (impairment) of nonconsolidated partially-owned affiliates (6)	1,214	(231)	—
Depreciation	(285)	(295)	(278)
Stock based compensation	(36)	(15)	(20)
Other items (7)	22	(16)	(9)
Earnings (loss) before interest and income taxes	1,726	(195)	229
Net financing charges	(311)	(220)	(182)
Other pension income (expense)	24	(14)	(45)
Income (loss) before income taxes	$1,439	$(429)	$2

Notes:
(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. Included in restructuring charges in fiscal 2021 is a $9 million held for sale non-cash impairment charge in EMEA, and a $1 million non-cash pre-tax impairment charge related to long-lived assets in EMEA. Included in restructuring charges in fiscal 2020 is a non-cash pre-tax impairment related to China intangible assets of $24 million, held for sale asset impairments of $21 million, and $8 million of other long-lived asset impairments. Included in restructuring charges in fiscal 2019 is a $66 million non-cash pre-tax impairment charge related to long-lived assets ($11 million in the Americas and $55 million in EMEA) and an $18 million non-cash impairment charge related to assets held for sale ($6 million in the Americas and $12 million in Asia). Refer to Note 6, "Goodwill and Other Intangible Assets," Note 15, "Restructuring and Impairment Costs," and Note 16, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for more information.

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

(5) The year ended September 30, 2021 includes a $21 million loss associated with certain aspects of the 2021 Yanfeng Transaction and a $5 million loss on sale of non-core assets in China. The year ended September 30, 2020 includes a $21 million loss of sale of RECARO and $4 million loss on deconsolidation of Aerospace, partially offset by a $12 million gain on completion of the 2020 Yanfeng Transaction.

(6) The year ended September 30, 2021 includes a gain associated with the 2021 Yanfeng Transaction of $1,181 million and a gain of $33 million on the sale of Adient's interest in SJA. The year ended September 30, 2020 includes non-cash impairment charges related to Adient's YFAI investment balance recorded in conjunction with the 2020 Yanfeng Transaction. All of these impacts have been recorded within the equity income line in the consolidated statements of income.

(7) The year ended September 30, 2021 reflects a one-time gain of $38 million associated with the retrospective recovery of indirect tax credits in Brazil resulting from a favorable court ruling (of which $36 million relates to recoveries covering the past 20 years and is adjusted out of Americas' segment results), a $5 million gain on previously held interest at YFAS in an affiliate, and $19 million of transaction costs. The year ended September 30, 2020 includes $15 million of transaction costs and $1 million of tax adjustments at YFAI. The year ended September 30, 2019 includes $4 million of integration costs associated with the acquisition of Futuris, $3 million of transaction costs and $2 million of tax adjustments at YFAI.

Americas

	Year Ended September 30,
(in millions)	2021	Change	2020	Change	2019
Net sales	$6,164	5%	$5,889	(24)%	$7,785
Adjusted EBITDA	$232	2%	$228	9%	$210

Net sales increased during fiscal 2021 by $275 million as a result of prior year operational interruptions due to COVID-19 and despite certain unplanned temporary production stoppages in the current year primarily resulting from semiconductor and petrochemical shortages ($262 million), favorable commercial settlements and net pricing adjustments ($33 million), and the favorable impact of material economics recoveries ($24 million), partially offset by the unfavorable impact of foreign currencies ($34 million), and the impact of the prior year divestiture of RECARO ($10 million).

Adjusted EBITDA increased during fiscal 2021 by $4 million due primarily to higher current year volumes as explained above and product mix ($120 million), operational performance improvements ($3 million), the favorable impact of foreign currencies ($8 million), and favorable commercial settlements and net pricing adjustments ($70 million), partially offset by operational inefficiencies including premium freight and unplanned temporary production stoppages in the current year resulting from semiconductor and petrochemical shortages and to a lesser extent COVID-19 related costs ($104 million), higher administrative expense primarily related to certain prior year benefits related costs that were not expected to recur, net of current year efficiency improvements ($44 million), the unfavorable material economics, net of recoveries ($46 million), and lower equity income ($3 million).

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

Adient plc | Form 10-K | 41

EMEA

	Year Ended September 30,
(in millions)	2021	Change	2020	Change	2019
Net sales	$5,564	8%	$5,148	(23)%	$6,675
Adjusted EBITDA	$277	>100%	$101	(37)%	$161

Net sales increased during fiscal 2021 by $416 million as a result of prior year operational interruptions due to COVID-19 and despite certain unplanned temporary production stoppages in the current year primarily resulting from semiconductor and petrochemical shortages ($254 million), the favorable impact of foreign currency ($234 million), the favorable impact of commercial settlements and net pricing adjustments ($22 million), and the favorable impact of material economics recoveries ($50 million), partially offset by the impact of prior year divestitures primarily consisting of the RECARO and fabrics businesses ($144 million).

Adjusted EBITDA increased during fiscal 2021 by $176 million due primarily to higher current year volumes as explained above ($110 million), current year operational performance improvements ($61 million), lower administrative and engineering expense related to efficiencies and the impact of certain launch delays ($50 million), favorable commercial settlements and net pricing adjustments ($51 million) and higher equity income ($1 million), partially offset by operational inefficiencies as a result of unplanned temporary production stoppages in the current year stemming from semiconductor shortages and to a lesser extent COVID-19 related costs ($55 million), unfavorable net commodity pricing adjustments ($11 million), unfavorable impact of foreign currencies ($9 million), higher administrative and engineering expense due to prior year benefits that were not expected to recur ($18 million), and the impact of prior year divestitures primarily consisting of the RECARO and fabrics businesses ($4 million).

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

Asia

	Year Ended September 30,
(in millions)	2021	Change	2020	Change	2019
Net sales	$2,123	17%	$1,822	(22)%	$2,337
Adjusted EBITDA	$486	15%	$424	(17)%	$513

Net sales increased during fiscal 2021 by $301 million due to higher production volumes across the region, which was primarily a result of prior year operational interruptions due to COVID-19 and despite certain unplanned temporary production stoppages in the current year primarily resulting from semiconductor shortages ($263 million), the favorable impact of foreign currencies ($74 million), and the favorable impact of material economics recoveries ($9 million), partially offset by the impact of unfavorable commercial settlements and net pricing adjustments ($31 million), and the impact of the prior year divestiture of RECARO ($14 million).

Adjusted EBITDA increased during fiscal 2021 by $62 million due primarily to higher current year volumes as explained above ($50 million), higher equity income as a result of the prior year operational interruptions at Adient's China affiliates due to COVID-19 ($34 million), operational performance improvements ($33 million), lower administrative and engineering expense
Adient plc | Form 10-K | 42

($3 million), and the favorable impact of foreign currencies ($29 million), partially offset by the unfavorable impact of material economics, net of recoveries ($9 million), unfavorable commercial settlements and net pricing adjustments ($21 million), the impact of current year divestiture of SJA ($9 million), the impact of prior year divestiture of YFAI ($18 million) and RECARO ($5 million), prior year tax benefits at various affiliates that were not expected to recur ($10 million), higher administrative expense due in part to prior year benefits that were not expected to recur ($9 million), and operational inefficiencies including premium freight and unplanned temporary production stoppages resulting from semiconductor shortages and to a lesser extent COVID-19 related costs ($6 million).

Net sales decreased during the fiscal 2020 by $515 million due to lower production volumes ($474 million) primarily resulting from the operational shutdowns in China and in other Asia countries in fiscal 2020 as a result of the COVID-19 pandemic, the unfavorable impact of the RECARO divestiture ($37 million), the unfavorable impact of foreign currency ($13 million), and the unfavorable impact of material economics ($3 million), partially offset by the favorable impact of commercial settlements and net pricing adjustments ($12 million).

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

Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below and refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for discussion of financing arrangements. Refer to Note 3, "Acquisitions and Divestitures," for more information on strategic transactions that have provided significant liquidity that will allow for additional voluntary debt pay down in fiscal 2022. Following the first quarter of fiscal 2019 dividend payout, Adient has suspended future dividends.

Indebtedness

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. As of September 30, 2021, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $739 million (net of $59 million of letters of credit).

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a term loan credit agreement (the “Term Loan B Agreement”) that initially provided for a 5-year $800 million senior secured term loan facility that was fully drawn on closing. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance originally due at final maturity on May 6, 2024. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin originally equal to 4.25% (with one 0.25% step down based on achievement of a specific secured net leverage level starting with the fiscal quarter ending
Adient plc | Form 10-K | 43

December 31, 2019). The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. In April 2021, Adient amended the Term Loan B Agreement ("Amended Agreement") which, among other changes (i) extended the maturity date for loans outstanding to April 8, 2028, (ii) reduced the interest rate margin applicable thereunder by 0.75% to 3.50%, in the case of Eurodollar Rate loans, and 2.50% (in the case of Base Rate loans) (in each case, with one 0.25% step down based on achievement of a specified first lien secured net leverage level starting with the fiscal quarter ending December 31, 2021) and (iii) made certain other negative covenant and mandatory prepayment changes in connection therewith. The amendment also established incremental term loans in an aggregate principal amount of $214 million resulting in total loans outstanding under the Amended Agreement of $1.0 billion. Adient paid $7 million related to the Amended Agreement and wrote off $8 million of previously deferred financing costs as a result of the debt extinguishment during the third quarter of fiscal 2021.

Adient US was also a party to an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes. The notes originally mature on May 15, 2026 and bear interest at a rate of 7.00% per annum. Interest on these notes was payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019. During the second quarter of fiscal 2021, Adient repurchased $640 million of the outstanding balance of the Senior First Lien Notes at a price of 107% of the principal plus $17 million of accrued and unpaid interest. As a result, $9 million of previously deferred financing costs was written off to net financing charges. During the third quarter of fiscal 2021, Adient redeemed the $160 million of remaining balance of the Senior First Lien Notes at a price of 103% of the principal plus $4 million of accrued and unpaid interest, and wrote off $3 million of previously deferred financing costs as a result of the debt extinguishment.

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

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €135 million in an unsecured term loan from the European Investment Bank (“EIB”) due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points. Adient is compliant with the net leverage ratio at September 30, 2021 and expects to be compliant for the remainder of the term. During the first quarter of fiscal 2021, Adient repaid $16 million of the EIB loan, triggered in part by the redemption of debt in the prior year. Adient repaid $20 million of the EIB loan in May 2021, triggered by the prior year sale of the fabrics business.

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

Adient plc | Form 10-K | 44

Sources of Cash Flows

	Year Ended September 30,
(in millions)	2021	2020	2019
Cash provided (used) by operating activities	$260	$246	$308
Cash provided (used) by investing activities	347	166	(383)
Cash provided (used) by financing activities	(770)	393	303
Capital expenditures	(260)	(326)	(468)

Cash flows from operating activities

Fiscal 2021 compared to Fiscal 2020: The increase in cash flows from operating activities is primarily due to higher levels of operating profits, partially offset by unfavorable changes to working capital year-over-year driven by higher levels of inventory, higher levels of restructuring amounts paid and higher levels of interest paid in the current year.

Fiscal 2020 compared to Fiscal 2019: The decrease in operating cash flows is due primarily to lower levels of operating profits, partially offset by lower levels of trade working capital, specifically lower levels of accounts receivable, inventory and accounts payable. See the working capital section below for further information on changes in working capital.

Cash flows from investing activities

Fiscal 2021 compared to Fiscal 2020: The increase in cash provided by investing activities is due to higher levels of proceeds received from business divestitures (primarily $715 million from the 2021 Yanfeng Transaction and $53 million from the sale of SJA) and lower levels of capital expenditures, partially offset by business acquisitions in the current year.

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

Cash flows from financing activities

Fiscal 2021 compared to Fiscal 2020: The significant increase in cash used by financing activities is primarily due to the repayment of long-term debt, including premium paid, of $895 million, the prior year draw down of the ABL revolver of $179 million, and the $600 million of proceeds from the issuance of 9.00% Senior Notes in April 2020, partially offset by the $214 million incremental borrowing in the third quarter of fiscal 2021 under the amended Term Loan B Agreement.

Fiscal 2020 compared to Fiscal 2019: The increase in cash from financing activities is primarily attributable to the issuance of $600 million of debt in fiscal 2020 along with lower repayments of long-term debt.

Capital expenditures

Fiscal 2021 compared to Fiscal 2020: Capital expenditures decreased year over year based on timing of program spend on product launches including certain launch delays in EMEA and tightening controls around overall spending.

Fiscal 2020 compared to Fiscal 2019: The decrease in capital expenditures was primarily related to decreased year over year spending based on timing of program spend on product launches and tightening controls around overall spending.

Adient plc | Form 10-K | 45

Working capital

(in millions)	September 30, 2021	September 30, 2020
Current assets	$5,086	$4,482
Current liabilities	3,511	3,819
Working capital	$1,575	$663

The increase in working capital of $912 million is primarily attributable to higher levels of inventory and other current assets (of which $643 million is attributable to the receivable related to the 2021 Yanfeng Transaction), lower levels of restructuring reserve, and other current liabilities, partially offset by lower levels of accounts receivable.

Off-Balance Sheet Arrangements
Adient enters into supply chain financing programs in certain foreign jurisdictions to sell accounts receivable without recourse to third-party financial institutions. Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2021, $132 million has been funded under these programs.

Contractual Obligations
A summary of Adient's significant contractual obligations as of September 30, 2021:

(in millions)	Total	2022	2023-2024	2025-2026	Beyond 2027
Long-term debt	$3,679	$167	$1,180	$1,415	$917
Interest on long-term debt	786	172	339	203	72
Operating leases	369	101	134	65	69
Purchase obligations (1)	178	178	—	—	—
Pension contributions	131	16	21	25	69
Total contractual cash obligations	$5,143	$634	$1,674	$1,708	$1,127

(1) Includes $67 million of committed capital expenditures.

Effects of Inflation and Changing Prices
The effects of inflation have historically not been significant to Adient's results of operations. Generally, Adient has been able to implement operating efficiencies to sufficiently offset cost increases, which have been moderate. The automotive industry has recently experienced a period of sustained price increases for commodities such as steel and to a lesser extent petrochemicals, as well as higher freight costs, that may continue in the future as demand increases and supply may remain constrained which has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset.

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
Adient plc | Form 10-K | 46

to be the most critical in understanding the judgments that are involved in the preparation of Adient's consolidated financial statements and the uncertainties that could impact results of operations, financial position and cash flows.

Revenue Recognition

Adient records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. Adient delivers products and records revenue pursuant to commercial agreements with its customers generally in the form of an approved purchase order, including the effects of contractual customer price productivity. Adient does negotiate discrete price changes with its customers, which are generally the result of unique commercial issues between Adient and its customers. Adient records amounts associated with discrete price changes as a reduction to revenue when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable. Adient records amounts associated with discrete price changes as an increase to revenue upon execution of a legally enforceable contractual agreement and when collectability is reasonably assured. Refer to Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," and Note 2, "Revenue Recognition," of the notes to the consolidated financial statements for more information.

Impairment of Goodwill, Other Long-lived Assets and Investments in Partially Owned Affiliates

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third-party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient uses the income approach in which discounted cash flow analyses are used to derive estimates of fair value of each reporting unit. Multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics are also used in developing estimated fair values. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows and appropriate discount rates (based on weighted average cost of capital ranging from 15.0% – 17.5% at September 30, 2021) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections also considered the impact that COVID-19, operational interruptions due to semiconductor shortages and higher commodity and shipping costs are having on Adient’s current and future operations as well as the impact to new vehicle sales in future years. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the results of the goodwill impairment test and on Adient's results of operations. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Adient is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. As a result of the tests, there was no goodwill impairment recorded during the fourth quarter of fiscal 2021. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for additional information.

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
Adient plc | Form 10-K | 47

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

Adient considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, Adient uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension plans, Adient uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension, Adient consistently uses the
Adient plc | Form 10-K | 48

relevant country specific benchmark indices for determining the various discount rates. Adient's discount rate on U.S. pension plans was 3.06% and 2.91% at September 30, 2021 and 2020, respectively. Adient's weighted average discount rate on non-U.S. plans was 1.71% and 1.87% at September 30, 2021 and 2020, respectively.

In estimating the expected return on plan assets, Adient considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans' invested assets. Reflecting the relatively long-term nature of the plans' obligations, approximately 60% of the plans' assets are invested in fixed income securities and 15% in equity securities, with the remainder primarily invested in alternative investments. For fiscal years 2021 and 2020, Adient's expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 5.75% and 5.75% respectively. The actual rate of return on U.S. pension plans was below 5.75% in fiscal 2021 and 2020. For fiscal years 2021 and 2020, Adient's weighted average expected long-term return on non-U.S. pension plan assets was 3.68% and 4.01%, respectively. The actual rate of return on non-U.S. pension plans was above 3.68% in fiscal 2021 and was above 4.01% in fiscal 2020.

For fiscal 2022, Adient estimates the long-term rate of return will approximate 5.75% and 3.20% for U.S. pension and non-U.S. pension plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If Adient's actual returns on plan assets are less than Adient's expectations, additional contributions may be required.

In fiscal 2021, total Adient contributions to the defined benefit pension plans were $23 million. Adient expects to contribute at least $16 million in cash to its defined benefit pension plans in fiscal 2022. In fiscal 2021, total Adient contributions to the postretirement plans were not significant.

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

Adient plc | Form 10-K | 49

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

During fiscal 2021, Adient committed to a restructuring plan ("2021 Plan") of $27 million that was offset by $16 million of prior year underspend. Of the restructuring costs recorded, $23 million related to the EMEA segment, $3 million related to the Americas segment, and $1 million relates to the Asia segment. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2021 restructuring plan will reduce annual operating costs by approximately $23 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 25%-35% will result in net savings. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2022.

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

Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Adient's Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of September 30, 2021, Adient had two outstanding interest rate caps with a total notional amount of approximately $200 million. During the third quarter of fiscal 2021, in conjunction with the Term Loan B Amendment as discussed in Note 9, "Debt and Financing Arrangements," Adient de-designated these two contracts, the impact of which was not material.

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
Adient plc | Form 10-K | 51

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

On an annual basis, Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Adient primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincided with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. During fiscal 2021, Adient had hedge contracts outstanding with the aim of hedging balance sheet items, or with the aim of hedging forecasted commitments. Foreign exchange contracts hedging balance sheet items are marked-to-market through the income statement, while foreign exchange contracts to hedge forecasted commitments are designated in a hedge relationship as a cash flow hedge. These are marked-to-market through other comprehensive income when effective.

Adient's euro-denominated bond and certain cross-currency interest rate swaps have been designated to selectively hedge portions of Adient's net investments in Europe and Japan, respectively, during the current year. The currency effects of its euro-denominated bond and cross-currency interest rate swaps are reflected in the accumulated other comprehensive income account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investments in Europe and Japan. The cross-currency interest rate swap in Japan matured during the fourth quarter of fiscal 2021.

At September 30, 2021 and 2020, Adient estimates that an unfavorable 10% change in all applicable exchange rates versus the U.S. Dollar would have decreased net unrealized gains or increased net unrealized losses by approximately $43 million and $6 million, respectively.

Commodity Risk

Adient's exposures to market risk from changes in the price of production material are managed primarily through indexing arrangements and negotiations with suppliers and customers, although not all customer commodity exposures are covered by indexing arrangements and there can be no assurance that Adient will otherwise be able to recover all such costs. Adient’s current indexing arrangements with its customers typically provide for partial recovery of commodity price changes on a lag of 3 months to, in some cases, more than 12 months between cost incurrence and partial recovery. Adient continues to evaluate its arrangements with its customers and to pursue negotiated commercial settlements related to commodity pricing matters. Adient evaluates from time to time derivatives available in the marketplace and may decide to utilize derivatives in the future to manage select commodity risks if acceptable hedging instruments and counterparties are identified for its exposure level at that time, as well as the effectiveness of the financial hedge among other factors.

Adient plc | Form 10-K | 52

Item 8.	Financial Statements and Supplementary Data

Adient plc | Form 10-K | 53

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adient plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Adient plc and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Adient plc | Form 10-K | 54

on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Chongqing Adient Automotive Components Co., Ltd. and Adient (Langfang) Seating Co., Ltd. from its assessment of internal control over financial reporting as of September 30, 2021, because they were acquired by the Company in a purchase business combination during 2021. We have also excluded Chongqing Adient Automotive Components Co., Ltd. and Adient (Langfang) Seating Co., Ltd. from our audit of internal control over financial reporting. Chongqing Adient Automotive Components Co., Ltd. and Adient (Langfang) Seating Co., Ltd. are subsidiaries whose total assets excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 5% of the consolidated total assets as of September 30, 2021.

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

Annual Goodwill Impairment Assessment

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance was $2,212 million as of September 30, 2021. Management reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Fair value is estimated using an income approach utilizing discounted cash flow analyses. This method requires management to make assumptions about estimates of the revenue and the operating margins, as well as the discount rates.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment is a critical audit matter are the significant judgment by management when developing the fair value of the reporting units, which led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of the revenue and the operating margins, as well as the discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of significant assumptions used by management related to estimates of the revenue and the operating margins, as well as the discount rates. Evaluating management’s assumptions related to estimates of the revenue and the operating margins involved evaluating whether the assumptions used by management were reasonable
Adient plc | Form 10-K | 55

considering (i) the current and past performance of the reporting units; (ii) the consistency with relevant industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income approach used by the Company and the reasonableness of the discount rates.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
November 23, 2021

We have served as the Company’s auditor since 1957.
Adient plc | Form 10-K | 56

Adient plc
Consolidated Statements of Income (Loss)

	Year Ended September 30,
(in millions, except per share data)	2021	2020	2019
Net sales	$13,680	$12,670	$16,526
Cost of sales	12,854	12,078	15,725
Gross profit	826	592	801
Selling, general and administrative expenses	537	558	671
Loss on business divestitures - net	26	13	—
Restructuring and impairment costs	21	238	176
Equity income (loss)	1,484	22	275
Earnings (loss) before interest and income taxes	1,726	(195)	229
Net financing charges	311	220	182
Other pension expense (income)	(24)	14	45
Income (loss) before income taxes	1,439	(429)	2
Income tax provision (benefit)	249	57	410
Net income (loss)	1,190	(486)	(408)
Income (loss) attributable to noncontrolling interests	82	61	83
Net income (loss) attributable to Adient	$1,108	$(547)	$(491)

Earnings per share:
Basic	$11.76	$(5.83)	$(5.25)
Diluted	$11.58	$(5.83)	$(5.25)

Shares used in computing earnings per share:
Basic	94.2	93.8	93.6
Diluted	95.7	93.8	93.6

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 57

Adient plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2021	2020	2019
Net income (loss)	$1,190	$(486)	$(408)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16	(69)	(35)
Realized and unrealized gains (losses) on derivatives	20	(20)	(1)
Pension and postretirement plans	1	—	(2)
Other comprehensive income (loss)	37	(89)	(38)
Total comprehensive income (loss)	1,227	(575)	(446)
Comprehensive income (loss) attributable to noncontrolling interests	81	68	83
Comprehensive income (loss) attributable to Adient	$1,146	$(643)	$(529)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 58

Adient plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except share and per share data)	2021	2020
Assets
Cash and cash equivalents	$1,521	$1,692
Accounts receivable, less allowance for doubtful accounts of $29 and $10, respectively	1,426	1,641
Inventories	976	685
Assets held for sale	49	43
Other current assets	1,114	421
Current assets	5,086	4,482
Property, plant and equipment - net	1,607	1,581
Goodwill	2,212	2,057
Other intangible assets - net	555	443
Investments in partially-owned affiliates	335	707
Assets held for sale	25	27
Other noncurrent assets	958	964
Total assets	$10,778	$10,261
Liabilities and Shareholders' Equity
Short-term debt	$17	$202
Current portion of long-term debt	167	8
Accounts payable	2,130	2,179
Accrued compensation and benefits	389	374
Liabilities held for sale	16	46
Restructuring reserve	115	237
Other current liabilities	677	773
Current liabilities	3,511	3,819
Long-term debt	3,512	4,097
Pension and postretirement benefits	128	145
Other noncurrent liabilities	669	622
Long-term liabilities	4,309	4,864
Commitments and Contingencies (Note 20)
Redeemable noncontrolling interests	240	43
Preferred shares issued, par value $0.001; 100,000,000 shares authorized zero shares issued and outstanding at September 30, 2021	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 94,378,004 shares issued and outstanding at September 30, 2021	—	—
Additional paid-in capital	3,991	3,974
Retained earnings (accumulated deficit)	(988)	(2,096)
Accumulated other comprehensive income (loss)	(627)	(665)
Shareholders' equity attributable to Adient	2,376	1,213
Noncontrolling interests	342	322
Total shareholders' equity	2,718	1,535
Total liabilities and shareholders' equity	$10,778	$10,261

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 59

Adient plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2021	2020	2019
Operating Activities
Net income (loss) attributable to Adient	$1,108	$(547)	$(491)
Income attributable to noncontrolling interests	82	61	83
Net income (loss)	1,190	(486)	(408)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	285	295	278
Amortization of intangibles	45	37	40
Pension and postretirement benefit expense (benefit)	(16)	23	53
Pension and postretirement contributions, net	(23)	(19)	(19)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $5, $3 and $4, respectively)	44	24	(55)
(Gain) on sale of / impairment of nonconsolidated partially owned affiliates	(1,214)	231	—
Premium and transaction costs paid on repurchase of debt	50	—	—
Retrospective recoveries of Brazil indirect tax credits	(38)	—	—
Derivative loss on the 2021 Yanfeng Transaction	30	—	—
Deferred income taxes	40	(33)	288
Non-cash restructuring and impairment charges	11	53	78
Loss (gain) on divestitures - net	26	13	—
Equity-based compensation	36	15	20
Other	21	24	23
Changes in assets and liabilities:
Receivables	483	190	131
Inventories	(263)	78	8
Other assets	82	140	150
Restructuring reserves	(136)	(80)	(108)
Accounts payable and accrued liabilities	(388)	(251)	(191)
Accrued income taxes	(5)	(8)	20
Cash provided (used) by operating activities	260	246	308
Investing Activities
Capital expenditures	(260)	(326)	(468)
Sale of property, plant and equipment	30	15	68
Settlement of derivative contracts	(12)	10	10
Acquisition of businesses, net of cash acquired	(211)	—	—
Business divestitures	785	499	—
Changes in long-term investments	—	(37)	3
Loans to affiliates	15	—	—
Other	—	5	4
Cash provided (used) by investing activities	347	166	(383)

Adient plc | Form 10-K | 60

Adient plc
Consolidated Statements of Cash Flows
(Continued)

	Year Ended September 30,
(in millions)	2021	2020	2019
Financing Activities
Increase (decrease) in short-term debt	(5)	(16)	17
Increase (decrease) in long-term debt	214	600	1,600
Repayment of long-term debt	(895)	(108)	(1,204)
Debt financing costs	(8)	(10)	(47)
Cash dividends	—	—	(26)
Dividends paid to noncontrolling interests	(69)	(71)	(62)
Formation of consolidated joint venture	—	—	28
Other	(7)	(2)	(3)
Cash provided (used) by financing activities	(770)	393	303
Effect of exchange rate changes on cash and cash equivalents	8	(34)	9
Increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(155)	771	237
Less: cash classified within current assets held for sale	(16)	(3)	—
Increase (decrease) in cash and cash equivalents	(171)	768	237
Cash and cash equivalents at beginning of period	1,692	924	687
Cash and cash equivalents at end of period	$1,521	$1,692	$924

The accompanying notes are an integral part of the consolidated financial statements.
Adient plc | Form 10-K | 61

Adient plc
Consolidated Statements of Shareholders' Equity

(in millions)	Ordinary Shares, par value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2018	$—	$3,951	$(1,028)	$(531)	$2,392	$325	$2,717
Net income (loss)	—	—	(491)	—	(491)	53	(438)
Foreign currency translation adjustments	—	—	—	(35)	(35)	(3)	(38)
Realized and unrealized gains (losses) on derivatives	—	—	—	(1)	(1)	—	(1)
Employee retirement plans	—	—	—	(2)	(2)	—	(2)
Dividends declared ($0.275 per share)	—	—	(26)	—	(26)	—	(26)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(61)	(61)
Change in noncontrolling interest share	—	—	—	—	—	28	28
Share based compensation and other	—	11	—	—	11	(1)	10
Balance at September 30, 2019	$—	$3,962	$(1,545)	$(569)	$1,848	$341	$2,189
Net income (loss)	—	—	(547)	—	(547)	42	(505)
Foreign currency translation adjustments	—	—	—	(76)	(76)	11	(65)
Realized and unrealized gains (losses) on derivatives	—	—	—	(20)	(20)	—	(20)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(54)	(54)
Change in noncontrolling interest share	—	—	—	—	—	(18)	(18)
Share based compensation and other	—	12	—	—	12	—	12
Adjustments from adoption of a new standard	—	—	(4)	—	(4)	—	(4)
Balance at September 30, 2020	$—	$3,974	$(2,096)	$(665)	$1,213	$322	$1,535
Net income (loss)	—	—	1,108	—	1,108	57	1,165
Foreign currency translation adjustments	—	—	—	17	17	7	24
Realized and unrealized gains (losses) on derivatives	—	—	—	20	20	—	20
Employee retirement plans	—	—	—	1	1	—	1
Dividends attributable to noncontrolling interests	—	—	—	—	—	(42)	(42)
Change in noncontrolling interest share	—	—	—	—	—	(3)	(3)
Share based compensation and other	—	17	—	—	17	1	18
Balance at September 30, 2021	$—	$3,991	$(988)	$(627)	$2,376	$342	$2,718

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
The consolidated financial statements of Adient have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). During fiscal 2020, Adient faced an unprecedented situation with the coronavirus pandemic identified in late 2019 ("COVID-19") and the related significant interruption it had on Adient's operations. Adient's China facilities (including both consolidated and non-consolidated joint ventures) were effectively shut down during the lunar New Year festival (at the end of January 2020) and returned to operations by the end of March 2020. Beginning in late March 2020, Adient experienced the shutdown of effectively all of its facilities in the Americas and European regions coinciding with the shutdown of its customer facilities in those regions. Adient also experienced the shutdown of approximately 50% of its plants in Asia (outside China) during late March and early April 2020. During May and June 2020, production started to resume in the Americas, European and Asia (outside China) regions concurrent with Adient's customers resuming operations and production continued to ramp up throughout Adient’s fiscal fourth quarter of fiscal 2020 in all regions in line with customer production. Virtually all of Adient's plants had resumed production by the end of first quarter of fiscal 2021. During the second half of fiscal 2021, Adient faced, along with the entire global automotive industry, widespread supply chain disruptions primarily related to semiconductor chip shortages. Although Adient’s seating products are not highly dependent directly on semiconductor chips, Adient is directly impacted by the lower production levels at OEM’s as a direct result of these supply chain disruptions. These disruptions have led to unplanned down time at Adient’s production facilities, often with very little warning, which creates operating inefficiencies and limits Adient’s ability to adequately mitigate such inefficiencies.
Principles of Consolidations
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended September 30, 2021 and 2020, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
The two VIEs manufacture seating products in North America for the automotive industry. Adient funds the entities' short-term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.
Adient plc | Form 10-K | 63

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

	September 30,
(in millions)	2021	2020
Current assets	$158	$217
Noncurrent assets	88	74
Total assets	$246	$291

Current liabilities	$143	$204
Noncurrent liabilities	8	10
Total liabilities	$151	$214
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
Pre-Production Costs Related to Long-Term Supply Arrangements
Adient's policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and administrative expense in the consolidated statements of income. At September 30, 2021 and 2020, Adient recorded within the
Adient plc | Form 10-K | 64

consolidated statements of financial position $278 million and $293 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year. At September 30, 2021, Adient had $66 million and $212 million of reimbursable costs recorded in current and noncurrent assets, respectively. At September 30, 2020, Adient had $85 million and $208 million of reimbursable costs recorded in current and noncurrent assets, respectively.
Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if Adient has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2021 and 2020, approximately $62 million and $51 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which Adient had title. In addition, at September 30, 2021, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $77 million and $8 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured. At September 30, 2020, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $78 million and $6 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.
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
Adient plc | Form 10-K | 65

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

Customers
Essentially all of Adient's sales are to the automotive industry. Adient's most significant customers include Stellantis N.V. and Volkswagen Group which comprised 13% and 11% of consolidated net sales, respectively, in fiscal 2021, Stellantis N.V. and Volkswagen Group which comprised 10% and 10% of consolidated net sales, respectively, in fiscal 2020 and Stellantis N.V. and Volkswagen Group which comprised 11% and 9% of consolidated net sales in fiscal 2019.
Research and Development Costs
Expenditures for research activities relating to product development and improvement (other than those expenditures that are contractually guaranteed for reimbursement from the customer) are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the years ended September 30, 2021, 2020 and 2019 were $316 million, $370 million and $454 million, respectively. A portion of these costs associated with these activities are reimbursed by customers and, for the fiscal years ended September 30, 2021, 2020 and 2019 were $210 million, $223 million and $291 million, respectively.
Foreign Currency Translation
Adient plc | Form 10-K | 66

Substantially all of Adient's international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The resulting translation adjustments are accumulated as a component of accumulated other comprehensive income. The aggregate transaction gains (losses) included in net income for the years ended September 30, 2021, 2020 and 2019 were $(8) million, $(25) million and $(12) million, respectively.
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
Adient plc | Form 10-K | 67

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

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Year Ended September 30,
(in millions, except per share data)	2021	2020	2019
Numerator:
Net income (loss) attributable to Adient	$1,108	$(547)	$(491)

Denominator:
Shares outstanding	94.2	93.8	93.6
Effect of dilutive securities	1.5	—	—
Diluted shares	95.7	93.8	93.6

Earnings per share:
Basic	$11.76	$(5.83)	$(5.25)
Diluted	$11.58	$(5.83)	$(5.25)
The effect of common stock equivalents which would have been anti-dilutive was excluded from the calculation of diluted earnings per share for fiscal 2021 and was immaterial. Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share which for fiscal 2020 and 2019 is a result of being in a loss position.

New Accounting Pronouncements

Standards Adopted During Fiscal 2021

On October 1, 2020, Adient adopted Accounting Standards Codification 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts. Available-for-sale debt securities with unrealized losses will now be recorded through an allowance for credit losses. The adoption of this guidance on October 1, 2020 did not significantly impact Adient's consolidated financial statements for fiscal 2021.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The amendments with respect to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented. The adoption of this guidance on October 1, 2020 did not significantly impact Adient's consolidated financial statements for fiscal 2021.

ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, affects reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation - Overall. The adoption of this guidance on October 1, 2020 did not significantly impact Adient's consolidated financial statements for fiscal 2021.

Adient plc | Form 10-K | 68

ASU 2020-04, Reference Rate Reform (Topic 848), provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions when transitioning from using the London interbank Offered Rate (LIBOR) to using alternative reference rates. The guidance was effective upon issuance. The adoption of this guidance did not significantly impact Adient's consolidated financial statements for fiscal 2021.

Standards Effective After Fiscal 2021

Adient has considered the ASUs summarized below, effective after fiscal 2021, none of which are expected to significantly impact the consolidated financial statements:

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

In a typical arrangement with the customer, purchase orders are issued for pre-production activities which consist of engineering, design and development, tooling and prototypes for the manufacture and delivery of component parts. Adient has concluded that these activities are not in the scope of ASC 606, “Revenue from Contracts with Customers,” and for that reason, there have been no changes to how Adient accounts for reimbursable pre-production costs.

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts
Adient plc | Form 10-K | 69

with customers. The contracts assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities were identified at September 30, 2021. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 18, "Segment Information," of the notes to consolidated financial statements for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

2021 Yanfeng Transaction
On March 12, 2021, Adient, Yanfeng Automotive Trim Systems Company Ltd. (“Yanfeng”), Yanfeng Adient Seating Co., Ltd. (“YFAS”), a joint venture owned, directly or indirectly, by Yanfeng (50.01%) and Adient (49.99%), and KEIPER Seating Mechanisms Co., Ltd. (f/k/a Adient Yanfeng Seating Mechanisms Co., Ltd. (“AYM” or "KEIPER"), a joint venture owned, directly or indirectly, by Yanfeng (50%) and Adient (50%), entered into a Master Agreement (the “2021 Agreement”), pursuant to which the parties have agreed to, among other things, the following transactions (collectively, the “2021 Yanfeng Transaction”). The 2021 Yanfeng Transaction closed on September 30, 2021 (“Closing Date”).

a.Adient transferred all of the issued and outstanding equity interest in YFAS held by Adient, which represents 49.99% of YFAS’s total issued and outstanding equity interest, to Yanfeng pursuant to the Equity Transfer Agreement, dated as of March 12, 2021, by and between Yanfeng and Adient, for CNY ¥8,064 million ($1,210 million), of which ¥3,446 million ($519 million) was paid by Yanfeng to Adient on the Closing Date, ¥4,618 million ($691 million) is payable by Yanfeng to Adient on or before December 21, 2021 (recorded as a receivable within other current assets on Adient’s consolidated statements of financial position as of September 30, 2021) , and;

b.YFAS transferred all of the issued and outstanding equity interests in Chongqing Yanfeng Adient Automotive Components Co., Ltd. ("CQYFAS") and Yanfeng Adient (Langfang) Seating Co., Ltd. ("YFASLF") held directly or indirectly by YFAS to Adient for a price of ¥1,754 million ($271 million) (the “YFAS JVs Acquisition”). The YFAS JVs Acquisition was funded, in part, by annual cash dividends from YFAS and KEIPER, paid to shareholders of YFAS and KEIPER;

c.YFAS transferred all of the issued and outstanding equity interest in Yanfeng Adient Founder Motor Co., Ltd. (“YFM”) held, directly or indirectly, by YFAS, which represented 70% of YFM’s total issued and outstanding equity interest, to KEIPER for ¥71 million ($11 million) (the “YFM Sale”);

d.YFAS transferred all of the issued and outstanding equity interest in Nantong Yanfeng Adient Seating Trim Co., Ltd. (“YFAT”) held, directly or indirectly, by YFAS, which represented 75% of YFAT’s total issued and outstanding equity interest, to KEIPER for ¥113 million ($17 million) (the “YFAT Sale”);

e.Adient granted to Yanfeng a license of intellectual property for use on a non-exclusive and perpetual basis for a payment of ¥385 million ($59 million), and Yanfeng/YFAS granted to Adient a royalty-free, non-exclusive and perpetual intellectual property license of the Yanfeng/YFAS intellectual property; and

f.YFAS declared and distributed dividends in the amounts and at the times as set forth in the 2021 Agreement to its shareholders (proportionately to their ownership interest, namely 50.01% to Yanfeng and 49.99% to Adient) of approximately ¥4,168 million ($635 million) in the aggregate. YFAS paid an aggregate dividend of ¥2,809 million ($436 million) during the third quarter of fiscal 2021, and ¥1,359 million ($199 million) was distributed on the Closing Date.

In addition, on March 12, 2021, Adient, YFAS, Yanfeng and KEIPER, entered into an Ancillary Master Agreement (the “Ancillary Master Agreement”), pursuant to which the parties have agreed to, among other things, the following transactions (collectively, the “Ancillary Transactions”). The Ancillary Transactions were also completed on the Closing Date.

a.Adient and Yanfeng amended the KEIPER Equity Joint Venture Contract, dated as of January 31, 2020, as amended, and the Articles of Association of KEIPER, dated as of September 9, 2013, as amended, to, among other things, (i) provide that KEIPER would declare and pay certain annual dividends to KEIPER’s shareholders with respect to each
Adient plc | Form 10-K | 70

of its 2021 to 2023 fiscal years and (ii) upon closing of the earlier of the YFAT Sales (as defined below) or YFM Sale, because of KEIPER’s ownership of YFAT and YFM, certain amendments relating thereto, including modifying the scope of KEIPER’s business to include the manufacture and sale of automotive seat trim products and micro-motors; and

b.KEIPER and Yanfeng and KEIPER and Adient each entered into a long-term supply agreement.

In conjunction with the 2021 Yanfeng Transaction, Adient entered into an agreement (the “Boxun Agreement”) with Chongqing Boxun Industrial Co., Ltd. (“Boxun”). Pursuant to such agreement, upon consummation of the YFAS JVs Acquisition, Adient has provided Boxun with the right to sell and, if exercised, Adient has agreed to purchase, all of the issued and outstanding equity interest in CQYFAS held by Boxun, which represents 25% of CQYFAS’s total issued and outstanding equity interest (the “Boxun Equity Purchase”) for approximately ¥825 million ($126 million), subject to adjustment as set forth in the Boxun Agreement. On October 29, 2021, Boxun exercised its right to sell its equity interest to Adient. Adient expects such transaction to close in the second quarter of fiscal 2022, subject to various regulatory approvals and other customary closing conditions. The total anticipated payment to Boxun approximates $194 million, including the value of the Boxun Equity Purchase along with historical dividends and other payments, which has been reflected as redeemable noncontrolling interest at September 30, 2021. With the acquisitions of Boxun’s 25% and YFAS’s 50% interest of CQYFAS, Adient will own 100% of CQYFAS.

In addition, in conjunction with the 2021 Yanfeng Transaction, Adient entered into agreements, whereby, Adient would: (i) transfer all of the issued and outstanding equity interest in YFAT held, directly or indirectly, by Adient, which represents 25% of YFAT’s total issued and outstanding equity interest, to KEIPER for ¥38 million ($6 million) (the “Adient YFAT Sale” and together with the YFAT Sale, the “YFAT Sales”); (ii) transfer all of the issued and outstanding equity interest in Guangzhou Dongfeng Adient Seating Co., Ltd. (“GZDFAS”) held by Adient, which represents 25% of GZDFAS’s total issued and outstanding equity interest, to YFAS for ¥371 million ($56 million) (the “GZDFAS Sale”) and (iii) transfer all of the issued and outstanding equity interest in Hefei Adient Yunhe Automotive Seating Co., Ltd. (“YHAS”) held by Adient, which represents 10% of YHAS’s total issued and outstanding equity interest, to YFAS for ¥13 million ($2 million) (the “YHAS Sale,” together with the Adient YFAT Sale and GZDFAS Sale, each an “Additional Equity Sale” and collectively, the “Additional Equity Sales”). The Additional Equity Sales were completed on the Closing Date. Proceeds from the 2021 Yanfeng Transaction are expected to be used to pay down a portion of Adient’s debt, to pay for the Boxun Equity Purchase, and for general corporate purposes.

As a result of the 2021 Agreement, Adient received the remaining balance of proceeds from the sale of its interest in Yanfeng Global Automotive Interior Systems Co. ("YFAI"), a joint venture previously owned, directly or indirectly, by Yanfeng (70%) and Adient (30%), which was part of the 2020 Yanfeng Transaction (as defined and described below), in November 2021. Additionally, the $92 million intangible asset established at the time of the YFAS contract extension was written off upon closing of the 2021 Yanfeng Transaction.

Upon completion of the 2021 Yanfeng Transaction on September 30, 2021, Adient started consolidating CQYFAS and YFASLF. A gain of $61 million was recorded on Adient’s previously held interest in CQYFAS and is included in equity income in the consolidated statements of income. The net purchase consideration of $271 million consisted of net cash consideration of $211 million (net of $60 million acquired). The acquisition was accounted for using the acquisition method, and the operating results and cash flows of CQYFAS and YFASLF will be included in Adient's consolidated financial statements starting from October 1, 2021. The acquisitions are expected to provide substantial synergies through vertical integration, purchasing and logistics improvements. The acquisitions also provide for an immediate manufacturing presence in strategic locations in China. Effective October 1, 2021, Adient changed the names of CQYFAS and YFASLF to Chongqing Adient Automotive Components Co., Ltd. (CQADNT) and Adient (Langfang) Seating Co., Ltd. (LFADNT), respectively.

Adient recorded a purchase price allocation for the assets acquired and liabilities assumed based on their estimated fair values as of the September 30, 2021 acquisition date. The preliminary purchase price adjustments and allocation is as follows:

Adient plc | Form 10-K | 71

	Fair value allocation
(in millions)	CQADNT	LFADNT
Cash	$55	$5
Accounts receivable	296	2
Inventory	37	5
Property, plant and equipment	86	8
Other assets	46	2
Goodwill	180	8
Intangible assets	234	6
Accounts payable	(252)	(19)
Other liabilities	(127)	(4)
Subtotal	555	13
Less: Interest already owned	103	—
Less: Redeemable noncontrolling interest	194	—
Total purchase consideration	258	13
Less: cash acquired	55	5
Net cash paid	$203	$8

The values allocated to CQADNT and LFADNT’s intangible assets of $234 million and $6 million, respectively, primarily consist of customer relationships and patented technologies which are being amortized on a straight line basis over estimated useful lives of 10 to 12 years. The assets were valued using a combination of an income approach and a relief from royalty approach. These values are considered level 3 measurements under the U.S. GAAP fair value hierarchy. Key assumptions used in the valuation of customer relationships include a rate of return of 13.5% and the life of the relationship of approximately 12 years. Key assumptions used in the valuation of patented technologies include a rate of return of 13.5% and the life of the technologies of approximately 10 years.

The allocation of the purchase price is based on the valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill and intangible assets along with fair value adjustments on property, plant and equipment and inventory reflect preliminary valuations.

Adient expensed $14 million of acquisition costs related to the 2021 Yanfeng Transaction during the year ended September 30, 2021. If the acquisitions of CQADNT and LFADNT had occurred on October 1, 2019, Adient’s net sales and net income attributable to Adient for fiscal 2021 would have been $14,529 million and $1,142 million, respectively, and Adient’s net sales and net loss attributable to Adient for fiscal 2020 would have been $13,250 million and $(527) million, respectively. This unaudited pro forma information includes actual results of the entities and adjustments to amortization expense that would have been recognized due to acquired intangible assets, and related income tax effects. The unaudited pro forma financial information is not indicative of the operational results that would have been obtained had the transactions actually occurred as of that date, nor is it necessarily indicative of Adient’s future operational results.

SJA
On March 31, 2021, Adient sold its 50% equity interest in Shenyang Jinbei Adient Automotive Components Co., Ltd. ("SJA") to the joint venture partner for $58 million, which resulted in a $33 million one-time gain recognized during the second quarter of fiscal 2021. The receivable was recorded as part of other current assets on March 31, 2021, and the net proceeds of $53 million were received on April 1, 2021.

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
Adient plc | Form 10-K | 72

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

2020 Yanfeng Transaction
On January 31, 2020 (as amended on June 24, 2020), Adient, Yanfeng, KEIPER, YFAS and YFAI entered into a Master Agreement (the “2020 Agreement”, collectively referred to as “2020 Yanfeng Transaction”), pursuant to which the parties have agreed, among other things, that:

•Adient would transfer all of the issued and outstanding equity interest in YFAI held, directly or indirectly, by Adient, which represents 30% of YFAI’s total issued and outstanding equity interest, to Yanfeng for $369 million, of which $309 million was paid at the closing of the agreed transactions and the remaining $60 million would be paid on a deferred basis post-closing. With respect to each YFAI fiscal year ending after the closing, starting with the year ending December 31, 2020, Adient would be paid an earnout in an amount equal to 30% percent of YFAI’s distributable earnings for such year until such time as the $60 million deferred purchase price is fully paid. During the second quarter of fiscal 2021, a payment of $19 million was received by Adient based on YFAI's fiscal 2020 performance. As described above, as a result of the 2021 Yanfeng Transaction, Adient received the remaining balance of proceeds from the sale of its interest in YFAI during November 2021.

•Adient and Yanfeng would amend the YFAS Joint Venture Contract, dated as of October 22, 1997, as amended, and the Articles of Association of YFAS, dated as of October 22, 1997, as amended, in each case in order to extend the term of the YFAS joint venture until December 31, 2038. As described further above, in connection with 2021 Yanfeng Transaction, Adient and Yanfeng subsequently agreed to end the YFAS partnership. Upon consummation of the 2021 Yanfeng Transaction, Adient sold all of the issued and outstanding equity interest in YFAS held by Adient to Yanfeng;

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

As a result of the January 31, 2020 agreement, as amended on June 24, 2020, described above, Adient concluded that indicators of other-than-temporary impairment were present related to the investment in YFAI as of December 31, 2019, June 30, 2020 and upon closing. Upon entering into a formal agreement to sell the YFAI investment, Adient determined that other-than-temporary impairment did exist and recorded a $216 million non-cash impairment of Adient's YFAI investment during the quarter ended December 31, 2019. As a result of the June 24, 2020 modifications to the agreement described above, Adient recorded $6 million of additional non-cash impairment of Adient's YFAI investment during the quarter ended June 30, 2020. Upon closing of the transaction, an additional $9 million of impairment was recorded due to receipt of proceeds in U.S. dollars. The impairments were determined based on combining the fair value of consideration received for all transactions contemplated within the 2020 Agreement, including an estimated fair value of the YFAS joint venture extension, and allocating the total
Adient plc | Form 10-K | 73

consideration received to the individual transactions based on relative fair values. Adient estimated the fair value of the individual transactions using both an income approach and market approach. The inputs utilized in the fair value analyses of the transactions are classified as level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consisted of expected future operating margins and cash flows of YFAI, estimated production volumes, estimated dividend payments from YFAS over the extension period, estimated terminal values of YFAS, market comparables, weighted-average costs of capital (YFAI - 15.0%, YFAS - 10.5%), and noncontrolling interest discounts. As a result of the pending divestiture of the YFAI investment and the corresponding impairment, Adient ceased recognizing equity income from YFAI subsequent to December 31, 2019 (YFAI equity income was $40 million in fiscal year 2019). In addition, upon the closing of the transaction, an intangible asset of $92 million was recorded associated with the YFAS joint venture extension to be amortized over the 18-year term of the extension. As noted above, as a result of the 2021 Yanfeng Transaction, upon consummation, Adient expects to write off the $92 million intangible asset established at the time of the YFAS contract extension.

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

Assets held for sale

During fiscal 2021, Adient committed to sell certain assets in France and Turkey. As a result, these assets were classified as assets held for sale (including an allocation of $11 million of goodwill) and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in Adient recording an impairment charge of $9 million within restructuring and impairment costs on the consolidated statement of income (loss) related to the assets in France. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The sale of the assets in France was completed during the third quarter of fiscal 2021 for minimal proceeds while the sale of the assets in Turkey was completed in October 2021 for total expected proceeds of $48 million, of which $36 million was collected at closing.

During fiscal 2020, Adient committed to a plan to sell certain entities in China and certain properties in the U.S. As a result, these assets were classified as assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in an impairment charge of $21 million which was recorded within restructuring and impairment costs on the consolidated statement of income (loss) during fiscal 2020, of which $12 million related to America’s assets and $9 million related to China’s assets. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." All of the sales transactions were completed during fiscal 2021 for a total of $5 million of proceeds.

Adient plc | Form 10-K | 74

4. Inventories

Inventories consisted of the following:

	September 30,
(in millions)	2021	2020
Raw materials and supplies	$750	$530
Work-in-process	29	22
Finished goods	197	133
Inventories	$976	$685

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,
(in millions)	2021	2020
Buildings and improvements	$1,228	$1,224
Machinery and equipment	4,476	4,462
Construction in progress	162	256
Land	100	107
Total property, plant and equipment	5,966	6,049
Less: accumulated depreciation	(4,359)	(4,468)
Property, plant and equipment - net	$1,607	$1,581

There were no material leased capital assets included in net property, plant and equipment at September 30, 2021 and 2020.

As of September 30, 2021, Adient is the lessor of properties included in gross building and improvements for $15 million and accumulated depreciation of $9 million. As of September 30, 2020, Adient is the lessor of properties included in gross building and improvements for $36 million and accumulated depreciation of $28 million.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2019	$638	$429	$1,083	$2,150
Business divestitures	(21)	(80)	—	(101)
Currency translation and other	(11)	19	—	8
Balance at September 30, 2020	$606	$368	$1,083	$2,057
Business acquisitions	—	—	188	188
Business divestitures	—	(11)	—	(11)
Currency translation and other	1	(3)	(20)	(22)
Balance at September 30, 2021	$607	$354	$1,251	$2,212

Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information.

Adient evaluates its goodwill for impairment on an annual basis, or as facts and circumstances warrant. Adient performed its annual goodwill impairment test during the fourth quarter of fiscal 2021 using a fair value method based on management's
Adient plc | Form 10-K | 75

judgments and assumptions regarding future cash flows. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Adient estimated the fair value of each of its reporting units using an income approach, which utilized Level 3 unobservable inputs. These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows, and the appropriate discount rates (based on weighted average cost of capital ranging from 15.0% to 17.5%) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections also considered the impact that the COVID-19 pandemic as well as the semiconductor shortages and higher commodity pricing and shipping costs are having on Adient’s current and future operations as well as the impact to new vehicle sales in future years. As a result of the test, there was no goodwill impairment recorded for the fiscal year ended September 30, 2021. A change in any of these estimates and assumptions, especially as it relates to the extent of the COVID-19 pandemic’s, the semiconductor shortages’ impacts on vehicle production volumes within the automotive industry, the impact of commodity pricing and shipping costs as well as the demand for new vehicle sales once the current operational disruptions are over, could produce significantly lower fair values of Adient's reporting units, which could have a material impact on its results of operations.

Due to the COVID-19 pandemic and the significant interruption it has caused to Adient’s operations in fiscal 2020, Adient tested goodwill for impairment for each of its reporting units for the quarter ended March 31, 2020 and also performed its annual goodwill test during the fourth quarter of fiscal 2020 (based on weighted average cost of capital ranging from 15.0% to 17.5% as of March 31, 2020 and 16.0% to 18.5% as of September 30, 2020). As a result of the tests, there was no goodwill impairment recorded during the quarter ended March 31, 2020 or during the fourth quarter of fiscal 2020.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	September 30, 2021			September 30, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$86	$(19)	$67	$27	$(19)	$8
Customer relationships	649	(178)	471	424	(103)	321
Trademarks	26	(21)	5	41	(27)	14
Miscellaneous	24	(12)	12	110	(10)	100
Total intangible assets	$785	$(230)	$555	$602	$(159)	$443

On September 30, 2021, Adient acquired CQADNT and LFADNT as part of the 2021 Yanfeng Transaction and recorded $176 million of customer relationships and $60 million of patented technology intangibles. The values of the intangible assets were determined based on independent appraisals. Adient evaluates its other intangible assets for impairment as facts and circumstances warrant. As part of the 2020 Yanfeng Transaction, Adient recorded an intangible asset of $92 million associated with the YFAS joint venture extension to 2038 (reflected in the Miscellaneous line in the table above), to be amortized over the 18-year term of the extension. During the fourth quarter of fiscal 2021, Adient wrote off the remaining balance of the intangible asset ($86 million) as a result of the 2021 Yanfeng Transaction. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

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

Adient plc | Form 10-K | 76

Amortization of other intangible assets for the fiscal years ended September 30, 2021, 2020 and 2019 was $45 million, $37 million and $40 million, respectively. Adient anticipates amortization for fiscal 2022, 2023, 2024, 2025 and 2026 will be approximately $54 million, $53 million, $51 million, $49 million and $48 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	September 30,
(in millions)	2021	2020
Balance at beginning of period	$24	$22
Accruals for warranties issued during the period	9	9
Changes in accruals related to pre-existing warranties (including changes in estimates)	(2)	1
Changes in accruals related to business acquisitions	1	—
Changes in accruals related to business divestitures	(1)	(1)
Settlements made (in cash or in kind) during the period	(8)	(7)
Balance at end of period	$23	$24

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

The components of lease costs for the years ended September 30, 2021 and 2020 were as follows:

Adient plc | Form 10-K | 77

	Year Ended September 30,
(in millions)	2021	2020
Operating lease cost	$125	$125
Short-term lease cost	20	24
Total lease cost	$145	$149

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

		September 30,
(in millions)		2021	2020
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$335	$334

Operating lease liabilities - current	Other current liabilities	$89	$95
Operating lease liabilities - noncurrent	Other noncurrent liabilities	246	244
		$335	$339

Weighted average remaining lease term:
Operating leases		6 years	5 years

Weighted average discount rate:		5.2%	5.9%
Operating leases

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of September 30, 2021 were as follows:

Fiscal years (in millions)	Operating Leases
2022	$107
2023	83
2024	61
2025	42
2026	27
Thereafter	71
Total lease payments	391
Less: imputed interest	(56)
Present value of lease liabilities	$335

Supplemental cash flow information related to leases was as follows:

	Year Ended September 30,
(in millions)	2021	2020
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$109	$79

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$126	$125

Adient plc | Form 10-K | 78

Adient’s finance leases were not significant to the consolidated financial statements during fiscal 2021 and 2020. Refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information.

9. Debt and Financing Arrangements
Long-term and short-term debt consisted of the following:

	September 30,
(in millions)	2021	2020
Long-term debt:
Term Loan B - LIBOR plus 3.50% due in 2028	$998	$790
4.875% Notes due in 2026	795	797
3.50% Notes due in 2024	1,161	1,173
7.00% Notes due in 2026	—	800
9.00% Notes due in 2025	600	600
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	156	—
Finance lease obligation	1	—
Less: debt issuance costs	(32)	(55)
Gross long-term debt	3,679	4,105
Less: current portion	167	8
Net long-term debt	$3,512	$4,097

Short-term debt:
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	$—	$194
Other bank borrowings (1)	17	8
Total short-term debt	$17	$202
(1) The weighted average interest rates on short-term debts, based on levels of debt maintained in various jurisdictions, were 3.8% and 1.6% at September 30, 2021 and 2020, respectively.

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to the Eurodollar rate plus an applicable margin of 1.50% to 2.00%. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. As of September 30, 2021, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $739 million (net of $59 million of letters of credit).

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a term loan credit agreement (the “Term Loan B Agreement”) that initially provided for a 5-year $800 million senior secured term loan facility that was fully drawn on closing. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance originally due at final maturity on May 6, 2024. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin originally equal to 4.25% (with one 0.25% step down based on achievement of a specific secured net leverage level starting with the fiscal quarter ending
Adient plc | Form 10-K | 79

December 31, 2019). The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. In April 2021, Adient amended the Term Loan B Agreement ("Amended Agreement") which, among other changes (i) extended the maturity date for loans outstanding to April 8, 2028, (ii) reduced the interest rate margin applicable thereunder by 0.75% to 3.50%, in the case of Eurodollar Rate loans, and 2.50% (in the case of Base Rate loans) (in each case, with one 0.25% step down based on achievement of a specified first lien secured net leverage level starting with the fiscal quarter ending December 31, 2021) and (iii) made certain other negative covenant and mandatory prepayment changes in connection therewith. The amendment also established incremental term loans in an aggregate principal amount of $214 million resulting in total loans outstanding under the Amended Agreement of $1.0 billion. Adient paid and capitalized $7 million as deferred financing costs related to the Amended Agreement and wrote off $8 million of previously deferred financing costs as a result of the debt extinguishment during the third quarter of fiscal 2021.

Adient US was also a party to an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes. The notes originally mature on May 15, 2026 and bear interest at a rate of 7.00% per annum. Interest on these notes was payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2019. During the second quarter of fiscal 2021, Adient repurchased $640 million of the outstanding balance of the Senior First Lien Notes at a price of 107% of the principal plus $17 million of accrued and unpaid interest. As a result, $9 million of previously deferred financing costs was written off to net financing charges. During the third quarter of fiscal 2021, Adient redeemed the $160 million of remaining balance of the Senior First Lien Notes at a price of 103% of the principal plus $4 million of accrued and unpaid interest, and wrote off $3 million of previously deferred financing costs as a result of the debt extinguishment.

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

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €135 million in an unsecured term loan from the European Investment Bank (“EIB”) due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points. Adient is compliant with the net leverage ratio at September 30, 2021 and expects to be compliant for the remainder of the term. During the first quarter of fiscal 2021, Adient repaid $16 million of the EIB loan, triggered in part by the redemption of debt in the prior year. Adient repaid $20 million of the EIB loan in May 2021, triggered by the prior year sale of the fabrics business.

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

Principal payments required on long-term debt during the next five years are as follows:

Adient plc | Form 10-K | 80

	Year Ended September 30,
(in millions)	2022	2023	2024	2025	2026
Principal payments	$167	$10	$1,170	$610	$805

Net Financing Charges
Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Year Ended September 30,
(in millions)	2021	2020	2019
Interest expense, net of capitalized interest costs	$207	$216	$167
Banking fees and debt issuance cost amortization	32	18	26
Interest income	(7)	(11)	(11)
Premium paid on repurchase of debt	49	—	—
Derivative loss on Yanfeng transaction	30	—	—
(Gain) on extinguishment of debt	—	(3)	—
Net financing charges	$311	$220	$182
Banking fees in fiscal 2021 and 2019 includes $20 million and $13 million, respectively, of one-time accelerated-deferred financing fee charges associated with voluntary repayments of debt and the amendment and extension of Adient's Term Loan B agreement. Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2021, 2020 and 2019 was $229 million, $203 million and $137 million, respectively.

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. During the second quarter of fiscal 2020, as a result of the COVID-19 impacts and the resulting interruptions to Adient's operations, a loss of $2 million related to ineffective hedges was reclassified to the consolidated statement of income. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2021 and 2020, respectively.
As of September 30, 2021, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
During the fourth quarter of fiscal 2020, Adient entered into a foreign exchange forward contract (¥1.6 billion) associated with the sale proceeds of the 2020 Yanfeng transaction. This contract expired prior to September 30, 2020.
Adient plc | Form 10-K | 81

Adient entered into cross-currency interest rate swaps during fiscal 2018 to selectively hedge portions of its net investment in Europe. The currency effects of the cross-currency interest rate swaps are reflected in the AOCI account within shareholders’ equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in Europe. During the second quarter of fiscal 2020, Adient settled one remaining cross-currency interest rate swap for $10 million in proceeds. There are no outstanding Euro denominated cross-currency interest rate swaps as of September 30, 2021.

Adient entered into a cross-currency interest rate swap during fiscal 2019 to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swap was reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Japan. The contract matured during the fourth quarter of fiscal 2021. There was no outstanding Japanese yen denominated cross-currency interest rate swap outstanding as of September 30, 2021.

Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Adient's Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of September 30, 2021, Adient had two outstanding interest rate caps with a total notional amount of approximately $200 million. During the third quarter of fiscal 2021, in conjunction with the Term Loan B Amendment as discussed in Note 9, "Debt and Financing Arrangements," Adient de-designated these two contracts, the impact of which was not material.

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

In conjunction with the 2021 Yanfeng Transaction as described in Note 3, "Acquisitions and Divestitures," Adient entered into two forward foreign currency exchange contracts in April 2021 with total notional amount of approximately ¥7,482 million ($1,123 million) in order to economically hedge the expected proceeds. One contract matured at the end of the fourth quarter of fiscal 2021 which resulted in a net cash payment of $14 million, and the other contract will mature at the end of the first quarter of fiscal 2022. These contracts were treated as freestanding financial instruments with fair value changes recorded in earnings. These contracts resulted in realized and unrealized losses of $14 million and $16 million, respectively, during fiscal 2021. Refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for more information.

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30,
(in millions)	2021	2020	2021	2020
Other current assets
Foreign currency exchange derivatives	$8	$5	$—	$—
Other noncurrent assets
Foreign currency exchange derivatives	—	—	1	—
Total assets	$8	$5	$1	$—

Other current liabilities
Foreign currency exchange derivatives	$11	$34	$13	$—
Cross-currency interest rate swaps	—	1	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	4	5	—	—
Long-term debt
Foreign currency denominated debt	1,161	1,173	—	—
Total liabilities	$1,176	$1,213	$13	$—

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for
Adient plc | Form 10-K | 82

net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of September 30, 2021 and 2020, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
	September 30,
(in millions)	2021	2020	2021	2020
Gross amount recognized	$9	$5	$1,189	$1,213
Gross amount eligible for offsetting	(9)	(5)	(9)	(5)
Net amount	$—	$—	$1,180	$1,208

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Year Ended September 30,
(in millions)	2021	2020	2019
Foreign currency exchange derivatives	$29	$(37)	$(5)

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Year Ended September 30,
		2021	2020	2019
Foreign currency exchange derivatives	Cost of sales	$2	$(16)	$(4)

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Year Ended September 30,
		2021	2020	2019
Foreign currency exchange derivatives	Cost of sales	$(4)	$(4)	$(2)
Equity swap	Selling, general and administrative	—	—	(13)
Foreign currency exchange derivatives	Net financing charges	(30)	1	5
Total		$(34)	$(3)	$(10)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $17 million, $(84) million and $74 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. For the years ended September 30, 2021, 2020 and 2019, respectively, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges. For the year ended September 30, 2020, a loss of $2 million was recognized in the consolidated statement of income (loss) for the ineffective portion of cash flow hedges. For the years ended September 30, 2021 and 2019, no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

11. Fair Value Measurements
Adient plc | Form 10-K | 83

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

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Total assets	$9	$—	$9	$—
Other current liabilities
Foreign currency exchange derivatives	$24	$—	$24	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	4	—	4	—
Total liabilities	$28	$—	$28	$—
Adient plc | Form 10-K | 84

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$5	$—	$5	$—
Total assets	$5	$—	$5	$—
Other current liabilities
Foreign currency exchange derivatives	$34	$—	$34	$—
Cross currency interest rate swaps	1	—	1	—
Other noncurrent liabilities
Foreign currency exchange derivatives	5	—	5	—
Total liabilities	$40	$—	$40	$—
Valuation Methods

Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2021 and 2020, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Cross-currency interest rate swaps Adient determines the fair value of a cross-currency interest rate swap contract using a market approach which is based on quoted market price for similar instruments in markets. All significant inputs are corroborated by observable market data for the term of such a contract. Adient selectively uses cross-currency interest rate swaps to hedge portions of its net investments. As of September 30, 2021, Adient had no cross-currency interest rate swaps outstanding.

Interest rate caps Adient determines the fair value of an interest rate cap contract using a market approach which is based on quoted market price for identical or similar instruments in markets. All significant inputs are corroborated by observable market data for the term of such a contract. Adient selectively uses interest rate caps to limit the impact of floating rate interest payment increases on its Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. As of September 30, 2021, Adient had two interest rate caps outstanding totaling approximately $200 million.

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.8 billion and $4.1 billion at September 30, 2021 and 2020, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

12. Stock-Based Compensation
Adient provides certain key employees equity awards in the form of restricted stock units (RSU) and performance share units (PSUs) under the Adient plc 2016 Omnibus Incentive Plan and the Adient plc 2021 Omnibus Incentive Plan (collectively, the Plan). Adient also provides directors with share awards under the Adient plc 2016 Director Share Plan and the Adient plc 2021 Omnibus Incentive Plan. These 2016 plans were adopted in conjunction with the separation. The 2021 plan was adopted in March 2021.
Total stock-based compensation cost included in the consolidated statements of income was $36 million, $15 million and $20 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. No material income tax benefits were
Adient plc | Form 10-K | 85

recognized in the consolidated statements of income for the share-based compensation arrangements in any of these years due to tax valuation allowances in those years.
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
The following tables present activity related to the conversion and granting of awards during the year ended September 30, 2021 along with the composition of outstanding and exercisable awards at September 30, 2021 for remaining former Parent and new Adient awards.

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

A summary of the status of nonvested restricted stock awards at September 30, 2021, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Restricted Shares/Units
Nonvested, September 30, 2020	$22.27	1,334,839
Granted	$28.88	548,458
Vested	$21.22	(697,026)
Forfeited	$23.72	(37,383)
Nonvested, September 30, 2021	$26.01	1,148,888

At September 30, 2021, Adient had approximately $18 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Performance Share Awards

The Plan permits the grant of PSU awards. The number of PSUs granted is equal to the PSU award value divided by the closing price of a Adient ordinary share at the grant date. The PSUs are generally contingent on the achievement of predetermined performance goals over a three-year performance period as well as on the award holder's continuous employment until the vesting date. Each PSU that is earned will be settled with an ordinary share of Adient following the completion of the performance period except for certain non-U.S. employees or those who elected to defer a portion or all of past awards until retirement, which would then be settled in cash. Cash settled awards are recorded in Adient's consolidated statements of financial position as a liability and adjusted each reporting period for changes in share value until the settlement of the award.

Adient plc | Form 10-K | 86

A summary of the status of Adient's nonvested PSUs at September 30, 2021, and changes for the fiscal year then ended is presented below:

	Weighted Average Price	Performance Shares/Units
Nonvested, September 30, 2020	$26.07	903,401
Granted	$27.84	379,629
Vested	$84.97	(5,958)
Forfeited	$69.91	(53,892)
Nonvested, September 30, 2021	$24.40	1,223,180

At September 30, 2021, Adient had approximately $14 million of total unrecognized compensation cost related to nonvested performance share units granted. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

A summary of stock option activity at September 30, 2021, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2020	$40.09	511,499
Exercised	$42.06	(395,420)
Forfeited or expired	$36.06	(22,289)
Outstanding, September 30, 2021	$32.77	93,790	1.6	$2

Exercisable, September 30, 2021	$32.77	93,790	1.6	$2

Former Parent outstanding and exercisable, September 30, 2021	$25.71	55,592	1	$2
Adient outstanding and exercisable, September 30, 2021	$43.05	38,198	2.6	$—
Total outstanding and exercisable, September 30, 2021	$32.77	93,790	1.6	$2

There were no stock options granted in fiscal years 2021, 2020 and 2019, respectively. The total intrinsic value of options exercised by Adient employees during the fiscal years ended September 30, 2021, 2020 and 2019 was approximately $7 million, $1 million and $5 million, respectively, primarily consisting of former Parent awards.

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
Adient plc | Form 10-K | 87

A summary of SAR activity at September 30, 2021, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2020	$32.78	171,100
Exercised	$30.14	(53,844)
Forfeited or expired	$39.52	(13,372)
Outstanding, September 30, 2021	$33.29	103,884	1.8	$3

Exercisable, September 30, 2021	$33.29	103,884	1.8	$3

Former Parent outstanding and exercisable, September 30, 2021	$33.00	94,340	1.8	$3
Adient outstanding and exercisable, September 30, 2021	$36.17	9,544	1.7	$—
Total outstanding and exercisable, September 30, 2021	$33.29	103,884	1.8	$3

In conjunction with the exercise of SARs, Adient made payments of $2 million, $1 million and $1 million during the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

13. Equity and Noncontrolling Interests

The following table presents changes in AOCI attributable to Adient:

	Year Ended September 30,
(in millions)	2021	2020	2019
Foreign currency translation adjustments
Balance at beginning of period	$(634)	$(558)	$(523)
Aggregate adjustment for the period, net of tax	17	(76)	(35)
Balance at end of period	(617)	(634)	(558)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(28)	(8)	(7)
Current period changes in fair value, net of tax	22	(34)	(5)
Reclassification to income, net of tax	(2)	14	4
Balance at end of period	(8)	(28)	(8)
Pension plans
Balance at beginning of period	(3)	(3)	(1)
Net reclassifications to AOCI	1	—	(2)
Balance at end of period	(2)	(3)	(3)
Accumulated other comprehensive income (loss), end of period	$(627)	$(665)	$(569)

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

Adient plc | Form 10-K | 88

	Year Ended September 30,
(in millions)	2021	2020	2019
Beginning balance	$43	$51	$47
Net income	25	19	30
Foreign currency translation adjustments	(8)	(4)	3
Dividends	(14)	(23)	(29)
Business acquisition	194	—	—
Ending balance	$240	$43	$51

Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for more information on the business acquisition addition of redeemable noncontrolling interest.

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
For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $204 million, $182 million and $72 million, respectively, as of September 30, 2021 and $225 million, $201 million and $79 million, respectively, as of September 30, 2020.
For pension plans with PBO that exceed plan assets, PBO, ABO and fair value of plan assets of those plans were $204 million, $182 million and $72 million, respectively, as of September 30, 2021 and $226 million, $202 million and $80 million, respectively, as of September 30, 2020.
In fiscal 2021, Adient paid contributions to the defined benefit pension plans of $23 million. Contributions of at least $16 million in cash to its defined benefit pension plans are expected in fiscal 2022. Projected benefit payments from the plans as of September 30, 2021 are estimated as follows (in millions):

2022	$21
2023	24
2024	23
2025	25
2026	27
2027-2031	166
Savings and Investment Plans
Adient sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, Adient will contribute to certain savings plans based on the employees' eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions expense in connection with these plans amounted to $44 million and $36 million for fiscal years 2021 and 2020, respectively.
Plan Assets
Adient's investment policies employ an approach whereby a mix of equities, fixed income and alternative investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed income investments. Equity investments are diversified across domestic and non-domestic
Adient plc | Form 10-K | 89

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

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$5	$5	$—	$—	$—
Equity Securities
Domestic	12	2	2	—	8
International - Developed	44	27	7	—	10
International - Emerging	2	—	2	—	—
Fixed Income Securities
Government	237	45	168	—	24
Corporate/Other	82	34	38	—	10
Hedge Fund	88	—	88	—	—
Real Estate	23	—	—	7	16
Total	$493	$113	$305	$7	$68

Adient plc | Form 10-K | 90

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$37	$37	$—	$—	$—
Equity Securities
Domestic	15	1	7	—	7
International - Developed	51	29	11	—	11
International - Emerging	3	—	3	—	—
Fixed Income Securities
Government	219	63	128	—	28
Corporate/Other	64	42	11	—	11
Hedge Fund	75	—	75	—	—
Real Estate	22	—	—	6	16
Total	$486	$172	$235	$6	$73

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

Adient plc | Form 10-K | 91

The following sets forth a summary of changes in the fair value of pension assets measured using significant unobservable inputs (Level 3):

(in millions)	Real Estate
Pension
Asset value as of September 30, 2019	$6
Redemptions	—
Asset value as of September 30, 2020	$6
Redemptions	—
Unrealized gain	1
Asset value as of September 30, 2021	$7

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status:

	Pension Benefits
(in millions)	2021	2020
Accumulated Benefit Obligation	$552	$582
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$606	$598
Service cost	8	7
Interest cost	9	10
Actuarial (gain) loss	(29)	16
Benefits paid	(20)	(22)
Settlements and curtailments	(16)	(11)
Divestitures	(2)	(12)
Currency translation adjustment	18	20
Projected benefit obligation at end of year	$574	$606
Change in Plan Assets:
Fair value of plan assets at beginning of year	$486	$470
Actual return on plan assets	4	12
Employer contributions/(distributions)	23	19
Benefits paid	(20)	(22)
Settlements and curtailments	(16)	(10)
Divestitures	—	(1)
Currency translation adjustment	16	18
Fair value of plan assets at end of year	$493	$486
Funded status	$(81)	$(120)
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$51	$26
Accrued benefit liability	(132)	(146)
Net amount recognized	$(81)	$(120)

Adient plc | Form 10-K | 92

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Weighted Average Assumptions (1):
Discount rate (2)	3.06%	2.91%	1.71%	1.87%
Rate of compensation increase	N/A	N/A	3.06%	3.64%

(1)	Plan assets and obligations are determined based on a September 30 measurement date.

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

Accumulated Other Comprehensive Income
The amounts in AOCI on the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2021 and 2020 were $3 million and $3 million, respectively, related to pension benefits.
The amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year for pension and postretirement benefits are not significant.

Net Periodic Benefit Cost

The tables that follow contain the components and key assumptions of net periodic benefit cost related to Adient’s pension plans:

	Pension Benefits
(in millions)	2021	2020	2019
Components of Net Periodic Benefit Cost (Credit):
Service cost	$8	$7	$7
Interest cost	9	10	13
Expected return on plan assets	(18)	(19)	(18)
Net actuarial (gain) loss	(15)	22	49
Settlement (gain) loss	—	1	2
Net periodic benefit cost (credit)	$(16)	$21	$53

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019
Expense Assumptions:
Discount rate	2.91%	3.34%	4.29%	1.70%	1.85%	2.71%
Expected return on plan assets	5.75%	5.75%	5.00%	3.68%	4.01%	4.08%
Rate of compensation increase	N/A	NA	NA	4.15%	3.66%	3.46%

15. Restructuring and Impairment Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.
Adient plc | Form 10-K | 93

During fiscal 2021, Adient committed to a restructuring plan ("2021 Plan") of $27 million that was offset by $16 million of prior year underspend. Of the restructuring costs recorded, $23 million related to the EMEA segment, $3 million related to the Americas segment, and $1 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and lease contract terminations. The restructuring actions are expected to be substantially completed in fiscal 2022.

(in millions)	Employee Severance and Termination Benefits	Total
Original reserve	$27	$27
Utilized—cash	(5)	(5)
Balance at September 30, 2021	$22	$22

During fiscal 2020, Adient committed to a restructuring plan ("2020 Plan") of $205 million. Of the restructuring costs recorded, $20 million relates to the Americas segment, $175 million relates to the EMEA segment and $10 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. The restructuring actions are expected to be substantially completed by fiscal 2024. Also recorded in fiscal 2020 is $20 million of underspend related to prior year plan reserves. The restructuring actions are expected to be substantially completed by fiscal 2022.

The following table summarizes the changes in Adient's 2020 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Original Reserve	$203	$2	$—	$205
Utilized—cash	(35)	—	—	(35)
Noncash adjustment—other	—	(2)	1	(1)
Balance at September 30, 2020	$168	$—	$1	$169
Utilized—cash	$(87)	$—	$—	(87)
Noncash adjustment—underspend/other	$(6)	$—	$1	(5)
Balance at September 30, 2021	$75	$—	$2	$77

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

The following table summarizes the changes in Adient's 2019 Plan reserve:

Adient plc | Form 10-K | 94

(in millions)	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Original Reserve	$101	$4	$—	$105
Utilized—cash	(32)	—	—	(32)
Utilized—noncash	—	(1)	(2)	(3)
Balance at September 30, 2019	$69	$3	$(2)	$70
Utilized—cash	(30)	—	—	(30)
Utilized—noncash	—	—	2	2
Noncash adjustment—underspend	(7)	—	—	(7)
Balance at September 30, 2020	$32	$3	$—	$35
Utilized—cash	(24)	—	—	(24)
Noncash adjustment—underspend/other	—	(3)	1	(2)
Balance at September 30, 2021	$8	$—	$1	$9

During fiscal 2021, there was $20 million of cash utilized against the 2018, 2017 and 2016 Plan's reserve balances. The majority of the cash utilized during the period was related to the 2016 Plan's reserve balance. The 2018, 2017, and 2016 Plan's reserve balances at September 30, 2021 were $3 million, $2 million, and $2 million, respectively.

Adient's restructuring plans have included workforce reductions of approximately 18,000. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2021, approximately 15,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-five plant closures. As of September 30, 2021, nineteen of the twenty-five plants have been closed.

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

During the first quarter of fiscal 2021, Adient committed to a plan to sell certain assets in France. As a result, these assets were classified as assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value. Adient recorded an impairment charge of $9 million within restructuring and impairment costs on the consolidated statement of income (loss). Refer to Note 3, “Acquisitions and Divestitures” of the notes to the consolidated financial statements for additional information on assets held for sale.

During the fourth quarter of fiscal 2020, a pre-tax non-cash impairment of $21 million was recorded on certain assets held for sale (of which $12 million related to America’s assets and $9 million related to China’s assets), and $5 million was recorded in the Asia segment related to long-lived assets within a separate China entity due to an overall decline in the forecasted
Adient plc | Form 10-K | 95

operations within that business. During the third quarter of fiscal 2020, a pre-tax non-cash impairment of $27 million was recorded in the Asia segment related to customer relationship intangible assets of $24 million and other long-lived assets of $3 million within the Futuris China business due to an overall decline in forecasted operations within that business. All of the fiscal 2020 impairment charges are recorded within restructuring and impairment costs on the consolidated statement of income (loss). Refer to Note 3, “Acquisitions and Divestitures” of the notes to the consolidated financial statements for additional information on assets held for sale. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for additional information on impairment of customer relationship intangible assets. Refer to Note 19, “Nonconsolidated Partially-Owned Affiliates,” of the notes to the consolidated financial statements for information on the fiscal 2020 impairment of investments in partially owned affiliates.

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

17. Income Taxes
Consolidated income (loss) before income taxes and noncontrolling interests for the years ended September 30, 2021, 2020, and 2019 is as follows:

	Year Ended September 30,
(in millions)	2021	2020	2019
Ireland	$(1)	$(3)	$(1)
United States	(244)	(111)	(170)
Other Foreign	1,684	(315)	173
Income before income taxes and noncontrolling interests	$1,439	$(429)	$2
Adient plc | Form 10-K | 96

The components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
(in millions)	2021	2020	2019
Current
Ireland	$1	$—	$—
US - Federal and State	1	(1)	4
Other Foreign	207	91	118
	209	90	122
Deferred
Ireland	1	—	—
US - Federal and State	(1)	—	1
Other Foreign	40	(33)	287
	40	(33)	288

Income tax provision	$249	$57	$410

The significant components of Adient's income tax provision are summarized in the following tables. These amounts do not include the impact of income tax expense related to our nonconsolidated partially-owned affiliates, which is netted against equity income on the consolidated statements of income (loss).

The reconciliation between the Irish statutory income tax rate, and Adient’s effective tax rate is as follows:

	Year Ended September 30,
(in millions)	2021	2020	2019
Tax expense at Ireland statutory rate	$180	$(54)	$—
State and local income taxes, net of federal benefit	(15)	(30)	(41)
Foreign tax rate differential	(6)	(127)	(109)
Notional interest deduction	(10)	(44)	(63)
Credits and incentives	(11)	(7)	(9)
Goodwill impairment	—	9	—
Repatriation of foreign earnings	18	18	31
Foreign exchange	—	(1)	2
Impact of enacted tax rate changes	(26)	(3)	(5)
Audit settlements and change in uncertain tax positions	24	56	107
Change in valuation allowance	(85)	332	503
Impairment of subsidiaries	35	(24)	(3)
Tax impact of corporate equity transactions	133	(77)	—
Other	12	9	(3)
Income tax provision	$249	$57	$410
Adient plc | Form 10-K | 97

The income tax expense was higher than the Irish statutory rate of 12.5% for fiscal 2021 primarily due to to the inability to recognize a tax benefit for losses in jurisdictions with valuation allowances, the establishment of valuation allowances in certain jurisdictions, and the repatriation of foreign earnings, partially offset by tax benefits from audit settlements, the write-off of deferred tax liabilities related to withholding taxes, and withholding taxes on the 2021 Yanfeng Transaction at a rate lower than the Irish statutory rate of 12.5%. No items included in the other category are individually, or when appropriately aggregated, significant.

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

The foreign tax rate differential benefits for fiscal 2019 through fiscal 2021 are primarily driven by losses earned in jurisdictions where the statutory rate is greater than 12.5% and by the pretax book income of nonconsolidated partially-owned affiliates whose corresponding income tax expense is netted against equity income on the consolidated statements of income.

Deferred taxes are classified in the consolidated statements of financial position as follows:

	September 30,
(in millions)	2021	2020
Other noncurrent assets	$134	$178
Other noncurrent liabilities	(212)	(175)
Net deferred tax asset/(liability)	$(78)	$3

Adient plc | Form 10-K | 98

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included:

	September 30,
(in millions)	2021	2020
Deferred tax assets:
Accrued expenses and reserves	$126	$115
Employee and retiree benefits	52	53
Net operating loss and other credit carryforwards	1,056	1,072
Property, plant and equipment	159	163
Intangible assets	181	257
Operating lease liabilities	79	80
Foreign currency adjustments	—	17
Research and development	23	20
Other	12	3
	1,688	1,780
Valuation allowances	(1,637)	(1,656)
	51	124
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	32	41
Indirect tax credits	18	—
Operating lease right-of-use assets	79	80
	129	121
Net deferred tax asset/(liability)	$(78)	$3

At September 30, 2021, Adient had available net operating loss carryforwards of approximately $4.2 billion which are available to reduce future tax liabilities. Net operating loss carryforwards of $2.5 billion will expire at various dates between 2022 and 2041, with the remainder having an indefinite carryforward period. Net operating loss carryforwards of $2.8 billion are offset by a valuation allowance.

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

As a result of Adient’s fiscal 2021 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined it was more likely than not that certain deferred tax assets in the Czech Republic, Korea, Mexico, and other jurisdictions would not be realized and recorded income tax expense of $5 million, $5 million, $8 million, and $4 million, respectively, to establish valuation allowances. Adient continues to record valuation allowances on certain deferred tax assets in Germany, Hungary, Luxembourg, Mexico, Poland, Spain, the United Kingdom, the U.S. and other jurisdictions as it remains more likely than not that they will not be realized.

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
Adient plc | Form 10-K | 99

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

Adient is subject to income taxes in Ireland, the U.S. and other foreign jurisdictions. The following table provides the earliest open tax year by major jurisdiction for which Adient could be subject to income tax examination by the tax authorities:

Tax Jurisdiction	Earliest Year Open
Brazil	2016
China	2011
Czech Republic	2013
France	2018
Germany	2016
Hong Kong	2015
Japan	2016
Luxembourg	2014
Mexico	2015
Poland	2011
Spain	2016
United Kingdom	2015
United States	2017

Adient regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. For the year ended September 30, 2021, Adient believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial statements. However, the final determination with respect to tax audits and any related litigation could be materially different from Adient’s estimates.

For the years ended September 30, 2021, 2020 and 2019, Adient had gross tax effected unrecognized tax benefits of $499 million, $483 million, and $414 million, respectively. If recognized, $129 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest for the years ended September 30, 2021, 2020 and 2019, was approximately $18 million, $15 million and $10 million, respectively (net of tax benefit). Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2021	2020	2019
Beginning balance	$483	$414	$288
Additions for tax positions related to the current year	29	96	108
Additions for tax positions of prior years	11	17	45
Reductions for tax positions of prior years	(9)	(38)	(22)
Settlements with taxing authorities	(12)	(4)	—
Statute closings	(3)	(2)	(5)
Ending balance	$499	$483	$414

During the next twelve months, it is reasonably possible that tax audit resolutions or applicable statute of limitation lapses could result in a significant change in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, Adient is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits.

Adient plc | Form 10-K | 100

Adient has recorded a deferred tax liability of approximately $32 million as of September 30, 2021 on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates for which the Company does not have an indefinite reinvestment assertion. The Company has not provided for deferred taxes on the remainder of undistributed earnings from consolidated foreign affiliates because such earnings should not give rise to additional tax liabilities upon repatriation or are considered to be indefinitely reinvested. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

Income taxes paid for the fiscal year ended September 30, 2021 were $78 million, excluding $134 million of withholding taxes on the 2021 Yanfeng Transaction. Income taxes paid for the fiscal year ended September 30, 2020 were $98 million. Income taxes paid for the fiscal year ended September 30, 2019 were $102 million.

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

During fiscal years 2021, 2020, and 2019, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the consolidated financial statements.

Tax Impact of One-Time Items

During the fourth quarter of fiscal 2021, Adient recognized $134 million of withholding tax expense associated with the 2021 Yanfeng Transaction. Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information regarding this transaction.

During the fourth quarter of fiscal 2021, Adient recognized tax benefits of $3 million related to audit settlements.

During the fourth quarter of fiscal 2021, Adient recognized a tax benefit of $2 million related to the write-off of a deferred tax liability associated with a Chinese joint venture’s distribution of unremitted earnings. The distribution was reinvested in a wholly-owned Chinese subsidiary, thereby exempting the distribution from withholding tax. The investment in the wholly-owned subsidiary is intended to be indefinitely reinvested, warranting the derecognition of the pre-existing deferred tax liability.

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

Adient plc | Form 10-K | 101

During the second quarter of fiscal 2021, Adient recognized a $33 million pre-tax gain related to the sale of its equity interest in SJA. The withholding tax expense associated with this gain was $5 million.

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
Adient plc | Form 10-K | 102

	Year Ended September 30,
(in millions)	2021	2020	2019
Net Sales
Americas	$6,164	$5,889	$7,785
EMEA	5,564	5,148	6,675
Asia	2,123	1,822	2,337
Eliminations	(171)	(189)	(271)
Total net sales	$13,680	$12,670	$16,526

	Year Ended September 30,
(in millions)	2021	2020	2019
Adjusted EBITDA
Americas	$232	$228	$210
EMEA	277	101	161
Asia	486	424	513
Corporate-related costs (1)	(78)	(80)	(97)
Restructuring and impairment costs (2)	(21)	(238)	(176)
Purchase accounting amortization (3)	(50)	(40)	(44)
Restructuring related charges (4)	(9)	(20)	(31)
Gain (loss) on business divestitures - net (5)	(26)	(13)	—
Gain on sale / (impairment) of nonconsolidated partially-owned affiliates (6)	1,214	(231)	—
Depreciation	(285)	(295)	(278)
Stock based compensation	(36)	(15)	(20)
Other items (7)	22	(16)	(9)
Earnings (loss) before interest and income taxes	1,726	(195)	229
Net financing charges	(311)	(220)	(182)
Other pension income (expense)	24	(14)	(45)
Income (loss) before income taxes	$1,439	$(429)	$2

Notes:
(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. Included in restructuring charges in fiscal 2021 is a $9 million held for sale non-cash impairment charge in EMEA, and a $1 million non-cash pre-tax impairment charge related to long-lived assets in EMEA. Included in restructuring charges in fiscal 2020 is a non-cash pre-tax impairment related to China intangible assets of $24 million, held for sale asset impairments of $21 million, and $8 million of other long-lived asset impairments. Included in restructuring charges in fiscal 2019 is a $66 million non-cash pre-tax impairment charge related to long-lived assets ($11 million in the Americas and $55 million in EMEA) and an $18 million non-cash impairment charge related to assets held for sale ($6 million in the Americas and $12 million in Asia). Refer to Note 6, "Goodwill and Other Intangible Assets," Note 15, "Restructuring and Impairment Costs," and Note 16, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for more information.

(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
Adient plc | Form 10-K | 103

(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420 along with restructuring costs at partially owned affiliates recorded within equity income.

(5) The year ended September 30, 2021 includes a $21 million loss associated with certain aspects of the 2021 Yanfeng Transaction and a $5 million loss on sale of non-core assets in China. The year ended September 30, 2020 includes a $21 million loss of sale of RECARO and $4 million loss on deconsolidation of Aerospace, partially offset by a $12 million gain on completion of the 2020 Yanfeng Transaction.

(6) The year ended September 30, 2021 includes a gain associated with the 2021 Yanfeng Transaction of $1,181 million and a gain of $33 million on the sale of Adient's interest in SJA. The year ended September 30, 2020 includes non-cash impairment charges related to Adient's YFAI investment balance recorded in conjunction with the 2020 Yanfeng Transaction. All of these impacts have been recorded within the equity income line in the consolidated statements of income.

(7) The year ended September 30, 2021 reflects a one-time gain of $38 million associated with the retrospective recovery of indirect tax credits in Brazil resulting from a favorable court ruling (of which $36 million relates to recoveries covering the past 20 years and is adjusted out of Americas' segment results), a $5 million gain on previously held interest at YFAS in an affiliate, and $19 million of transaction costs. The year ended September 30, 2020 includes $15 million of transaction costs and $1 million of tax adjustments at YFAI. The year ended September 30, 2019 includes $4 million of integration costs associated with the acquisition of Futuris, $3 million of transaction costs and $2 million of tax adjustments at YFAI.

Additional Segment Information

	Year Ended September 30, 2021
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Net Sales	$6,164	$5,564	$2,123	$(171)	$13,680
Equity Income	(1)	7	265	1,213	1,484
Total Assets	2,888	2,473	3,187	2,230	10,778
Depreciation	121	132	32	—	285
Amortization	13	14	18	—	45
Capital Expenditures	131	104	25	—	260

(1) Reconciling items include the elimination of intercompany transactions, corporate-related assets and amounts to reconcile to consolidated totals. Specific reconciling items for equity income represents a gain associated with the 2021 Yanfeng Transaction of $1,181 million, a gain of $33 million on the sale of Adient's interest in SJA, a $5 million gain on previously held interest at YFAS, offset by $5 million of purchase accounting amortization and $1 million of restructuring related charges. Corporate-related assets primarily include cash and deferred income tax assets.

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
Adient plc | Form 10-K | 104

charge for tax adjustments associated with YFAI. Corporate-related assets primarily include cash and deferred income tax assets.

	Year Ended September 30, 2019
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Net Sales	$7,785	6,675	$2,337	(271)	$16,526
Equity Income	3	13	270	(11)	275
Total Assets	3,237	2,716	3,416	973	10,342
Depreciation	109	126	43	—	278
Amortization	14	5	18	3	40
Capital Expenditures	190	237	41	—	468

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

Geographic Information

Financial information relating to Adient's operations by geographic area is as follows:

Net Sales
	Year Ended September 30,
(in millions)	2021	2020	2019
Americas
United States	$5,500	$4,983	$6,435
Mexico	2,298	2,004	2,709
Other Americas	312	318	435
Regional Elimination	(1,946)	(1,416)	(1,794)
	6,164	5,889	7,785
EMEA
Germany	1,101	1,061	1,463
Czech Republic	1,155	1,118	1,431
Other EMEA	4,761	4,392	5,616
Regional Elimination	(1,453)	(1,423)	(1,835)
	5,564	5,148	6,675
Asia
China	642	517	529
Thailand	469	400	614
Japan	331	332	529
Other Asia	705	600	668
Regional Elimination	(24)	(27)	(3)
	2,123	1,822	2,337

Inter-segment elimination	(171)	(189)	(271)

Total	$13,680	$12,670	$16,526

Adient plc | Form 10-K | 105

Long-Lived Assets (consisting of net property, plant and equipment)
	Year Ended September 30,
(in millions)	2021	2020
Americas
United States	$467	$472
Mexico	173	171
Other Americas	22	20
	662	663
EMEA
Germany	180	203
Poland	145	142
Czech Republic	41	44
Other EMEA	310	337
	676	726
Asia
China	125	38
Thailand	38	40
Japan	58	64
Other Asia	48	50
	269	192

Total	$1,607	$1,581

19. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income" line in the consolidated statements of income (loss). Adient maintains total investments in partially-owned affiliates of $0.3 billion and $0.7 billion at September 30, 2021 and 2020, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	% ownership at September 30,
Name of key partially-owned affiliate	2021	2020
KEIPER Seating Mechanisms Co., Ltd. (KEIPER, previously AYM)	50.0%	50.0%
Changchun FAWAY Adient Automotive Systems Co. Ltd. (CFAA)	49.0%	49.0%
Yanfeng Adient Seating Co., Ltd. (YFAS)	—%	49.9%

	Year Ended September 30,
(in millions)	2021	2020	2019
Income statement data:
Net sales	$8,809	$9,538	$15,555
Gross profit	$1,008	$1,111	$1,721
Net income	$733	$591	$667
Net income attributable to the entity	$682	$563	$629

Adient plc | Form 10-K | 106

	September 30,
(in millions)	2021	2020
Balance sheet data:
Current assets	$1,792	$4,222
Noncurrent assets	$874	$1,579
Current liabilities	$1,841	$4,213
Noncurrent liabilities	$145	$87
Noncontrolling interests	$—	$105

On March 31, 2021, Adient sold its 50% equity interest in SJA to the joint venture partner for $58 million. The income statement data above includes SJA’s results for the first six months of fiscal 2021. On September 30, 2021, Adient sold all of the issued and outstanding equity interest in YFAS held, directly or indirectly, by Adient, which represented 49.99% of YFAS’s total issued and outstanding equity interest to Yanfeng, the joint venture partner, for ¥8,064 million ($1,210 million) as part of the 2021 Yanfeng Transaction. As a result, the balance sheet data as of September 30, 2021 above excludes those of SJA and YFAS. It also excludes that of CQADNT as Adient started consolidating CQADNT after completing the acquisition of additional interest on September 30, 2021. Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information.

During fiscal 2020, Adient entered into an agreement to transfer all of the issued and outstanding equity interest in YFAI held, directly or indirectly, by Adient, which represented 30% of YFAI’s total issued and outstanding equity interest, to Yanfeng Automotive Trim Systems Company Ltd. for $369 million as part of the 2020 Yanfeng Transaction. As a result, Adient concluded that indicators of other-than-temporary impairment were present related to the investment in YFAI and recorded a $231 million non-cash impairment of Adient’s YFAI investment, during fiscal 2020. The impairment was determined based on combining the fair value of consideration received for all transactions contemplated as part of the Yanfeng transaction and has been recorded within equity income in the consolidated statements of income (loss). Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information.

20. Commitments and Contingencies

Adient is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, casualty, environmental, safety and health, intellectual property, employment, trade compliance, commercial and contractual matters, and various other matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to Adient, it is management's opinion that none of these will have a material adverse effect on Adient's financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $8 million and $10 million at September 30, 2021 and 2020, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

21. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements. Subsequent to the separation, transactions with the former Parent and its businesses represent third-party transactions.
Adient plc | Form 10-K | 107

The following table sets forth the location and amounts of net sales to and purchases from related parties included in Adient's consolidated statements of income (loss):

		Year Ended September 30,
(in millions)		2021	2020	2019
Net sales to related parties	Net sales	$273	$347	$386
Purchases from related parties	Cost of sales	558	566	704

The following table sets forth the location and amount of accounts receivable due from and payable to related parties in Adient's consolidated statements of financial position:

		September 30,
(in millions)		2021	2020
Accounts receivable due from related parties	Accounts receivable	$30	$49
Accounts payable due to related parties	Accounts payable	41	105

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-K | 108

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, Adient conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2021, the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, the principal executive officer and principal financial officer concluded that Adient's disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in Adient's reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to Adient's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of Adient's internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that Adient maintained effective internal control over financial reporting as of September 30, 2021. In conducting Adient’s assessment of the effectiveness of its internal control over financial reporting, management excluded Chongqing Adient Automotive Components Co., Ltd. and Adient (Langfang) Seating Co., Ltd., both of which were consolidated as business combinations on September 30, 2021. The total assets of Chongqing Adient Automotive Components Co., Ltd. and Adient (Langfang) Seating Co., Ltd. collectively represent approximately 5% of the consolidated total assets as of September 30, 2021. No revenue was recorded for the entities within Adient’s consolidated financial statements in fiscal 2021. The effectiveness of Adient's internal control over financial reporting as of September 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

Adient plc | Form 10-K | 109

There were no changes in internal control over financial reporting during the fourth quarter of the fiscal year ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Adient's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Adient plc | Form 10-K | 110

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Adient intends to hold its 2022 annual general meeting of shareholders on March 8, 2022.

The information required by this Item is set forth under the sections entitled "Q: Where can I find Corporate Governance materials for Adient?," "Proposal One: Election of Directors," "Corporate Governance," "Board and Committee Information," "Audit Committee Report," and "Delinquent Section 16(a) Reports" in Adient's 2022 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after September 30, 2021 in connection with the solicitation of proxies for Adient's 2022 annual general meeting of shareholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item is set forth under the sections entitled "Corporate Governance," "Board and Committee Information," "Compensation Committee Report," "Compensation Discussion and Analysis," "Director Compensation," "Potential Payments and Benefits upon Termination and Change in Control," and "Share Ownership of Executive Officers and Directors" in Adient's 2022 Proxy Statement to be filed with the SEC within 120 days after September 30, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the section entitled "Share Ownership of Executive Officers and Directors" in Adient's 2022 Proxy Statement to be filed with the SEC within 120 days after September 30, 2021 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the section entitled "Corporate Governance" in Adient's 2022 Proxy Statement to be filed with the SEC within 120 days after September 30, 2021 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth under the section entitled "Audit Committee Report" in Adient's 2022 Proxy Statement to be filed with the SEC within 120 days after September 30, 2021 and is incorporated herein by reference.

Adient plc | Form 10-K | 111

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

ADIENT AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Year Ended September 30,
(in millions)	2021	2020	2019
Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$10	$14	$15
Provision charged to costs and expenses	12	15	15
Reserve adjustments	(15)	(19)	(16)
Acquisitions	22	—	—
Balance at end of period	$29	$10	$14
Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$1,656	$1,304	$846
Allowance provision for operating and other loss carryforwards	(85)	346	488
Allowance provision (benefit) adjustments	60	6	(30)
Acquisitions	6	—	—
Balance at end of period	$1,637	$1,656	$1,304

YFAS was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal year ended September 30, 2019. As such, financial statements of YFAS are required to be filed as an amendment to this Annual Report on Form 10-K, within six months of the end of YFAS's year end (i.e. December 31). Accordingly, YFAS financial statements as of December 31, 2021 are to be filed via an amendment to this Annual Report on Form 10-K on or before June 30, 2022.

All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

Adient plc | Form 10-K | 112

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

Adient plc | Form 10-K | 113

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

Adient plc | Form 10-K | 114

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

Adient plc | Form 10-K | 115

10.18
Written description of Adient US LLC severance benefit for certain executive officers (incorporated by reference to Exhibit 10.18 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).*

10.19	Adient plc Non-Employee Directors Compensation Summary and Ownership Guidelines, as amended and restated effective as of October 1, 2021.*

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

10.23
Offer Letter, dated as of September 10, 2018, entered into between Adient plc and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed September 13, 2018 (File No. 1-37757)).*

10.24
Form of Key Executive Severance and Change of Control Agreement by and among Adient plc, Adient US LLC and Douglas G. DelGrosso (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed September 13, 2018 (File No. 1-37757)).*

10.25
Offer Letter, dated October 8, 2018, entered into between Adient US LLC and Jerome Dorlack (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed August 7, 2019 (File No. 1-37757)).*

10.26
Employment Contract, dated October 29, 2018, entered into between Adient Germany Ltd. & Co. KG and Michel Pierre Berthelin. (incorporated by reference to Exhibit 10.2 to Adient plc’s Quarterly Report on Form 10-Q filed August 7, 2019 (File No. 1-37757)).*

10.27
Labour Contract, dated as of March 6, 2016, by and between Adient Management (China) Co., Ltd. and Jian James Huang (incorporated by reference to Exhibit 10.29 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).*

10.28
Separation and Release of Claims Agreement by and among Adient US LLC and Cathleen A. Ebacher, dated May 31, 2020 (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed August 6, 2020 (File No. 1-37757)).*

10.29
Master Agreement, dated as of January 31, 2020, by and among Adient plc, Yanfeng Automotive Trim Systems Company Ltd., Adient Yanfeng Seating Mechanisms Co., Ltd., Yanfeng Adient Seating Co., Ltd. and Yanfeng Global Automotive Interior Systems Co., Ltd. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on January 31, 2020).*

10.30
Amendment to the Joint Venture Contract of Yanfeng Adient Seating Co., Ltd. (effective upon the satisfaction of the relevant conditions set forth in the Master Agreement filed as Exhibit 10.29 to this Form 10-K) (incorporated by reference to Exhibit 10.2. to Adient plc’s Current Report on Form 8-K filed on January 31, 2020).*

Adient plc | Form 10-K | 116

10.31
Restricted Shares or Restricted Share Unit Award Agreement for grants made July 1, 2020 under the Adient plc Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on May 28, 2020).*

10.32
Amended and Restated Master Agreement, dated as of June 24, 2020, by and among Adient plc, Yanfeng Automotive Trim Systems Company Ltd., Adient Yanfeng Seating Mechanisms Co., Ltd., Yanfeng Adient Seating Co., Ltd. and Yanfeng Global Automotive Interior Systems Co., Ltd. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on June 24, 2020).*

10.33
Adient US LLC Retirement Restoration Plan, as amended and restated effective January 1, 2021 (incorporated by reference to Exhibit 10.33 to Adient plc’s Annual Report on Form 10-K filed November 30, 2020 (File No. 1-37757)).

10.34
Master Agreement, dated as of March 12, 2021, by and among Adient plc, Adient Asia Holdings Co., Ltd., Qiyue (Shanghai) Trading Co., Ltd., Yanfeng Automotive Trim Systems Co., Ltd., Yanfeng Adient Seating Co., Ltd. and KEIPER Seating Mechanisms Co., Ltd. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on March 12, 2021).#

10.35
Ancillary Master Agreement, dated as of March 12, 2021, by and among Adient plc, Adient Asia Holdings Co., Ltd., Yanfeng Adient Seating Co., Ltd., Yanfeng Automotive Trim Systems Co., Ltd. and KEIPER Seating Mechanisms Co., Ltd. (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed on March 12, 2021).#

10.36
Equity Transfer Agreement, dated as of March 12, 2021, by and between Yanfeng Automotive Trim Systems Co., Ltd. and Adient Asia Holdings Co., Ltd. (incorporated by reference to Exhibit 10.3 to Adient plc’s Current Report on Form 8-K filed on March 12, 2021.).#

10.37
Amendment No. 1 dated April 8, 2021 to the Term Loan Credit Agreement dated as of May 6, 2019, among the Borrowers, the lenders party hereto, and the Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on April 9, 2021.).

10.38
Restricted Shares or Restricted Share Unit Award Agreement for certain salary reduction replacement grants made under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on June 30, 2021.).

10.39
Form of Restricted Shares or Restricted Share Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed on March 10, 2021 (File No. 1-37757)).*

10.40
Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Annex A to Adient plc’s definitive proxy statement on Schedule 14A filed on January 26, 2021 for the Adient plc 2021 annual general meeting of shareholders held March 9, 2021 (File No. 1-37757)).*

10.41
Form of Performance Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Adient plc’s Current Report on Form 8-K filed on March 10, 2021 (File No. 1-37757)).*

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Adient plc | Form 10-K | 117

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

Adient plc

By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	November 23, 2021

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	November 23, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 23, 2021, by the following persons on behalf of the Registrant and in the capacities indicated:

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

/s/ Rick T. Dillon
Rick T. Dillon
Director

Adient plc | Form 10-K | 119