Form 10-Q
period 2021-12-31
Adient plc
filed 2022-02-04
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
or
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

At December 31, 2021, 94,766,379 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended December 31, 2021

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended December 31,
(in millions, except per share data)	2021	2020
Net sales	$3,480	$3,848
Cost of sales	3,307	3,507
Gross profit	173	341
Selling, general and administrative expenses	162	149
Restructuring and impairment costs	4	7
Equity income (loss)	33	97
Earnings (loss) before interest and income taxes	40	282
Net financing charges	50	59
Other pension expense (income)	(1)	(2)
Income (loss) before income taxes	(9)	225
Income tax provision (benefit)	21	52
Net income (loss)	(30)	173
Income (loss) attributable to noncontrolling interests	24	23
Net income (loss) attributable to Adient	$(54)	$150

Earnings (loss) per share:
Basic	$(0.57)	$1.60
Diluted	$(0.57)	$1.58

Shares used in computing earnings per share:
Basic	94.6	94.0
Diluted	94.6	94.8

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended December 31,
(in millions)	2021	2020
Net income (loss)	$(30)	$173
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24	72
Realized and unrealized gains (losses) on derivatives	(2)	28
Other comprehensive income (loss)	22	100
Total comprehensive income (loss)	(8)	273
Comprehensive income (loss) attributable to noncontrolling interests	31	40
Comprehensive income (loss) attributable to Adient	$(39)	$233

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	December 31, 2021	September 30, 2021
Assets
Cash and cash equivalents	$2,080	$1,521
Accounts receivable - net	1,597	1,426
Inventories	942	976
Assets held for sale	—	49
Other current assets	472	1,114
Current assets	5,091	5,086
Property, plant and equipment - net	1,558	1,607
Goodwill	2,209	2,212
Other intangible assets - net	549	555
Investments in partially-owned affiliates	367	335
Assets held for sale	10	25
Other noncurrent assets	935	958
Total assets	$10,719	$10,778
Liabilities and Shareholders' Equity
Short-term debt	$11	$17
Current portion of long-term debt	163	167
Accounts payable	2,284	2,130
Accrued compensation and benefits	315	389
Liabilities held for sale	—	16
Restructuring reserve	86	115
Other current liabilities	883	677
Current liabilities	3,742	3,511
Long-term debt	3,482	3,512
Liabilities held for sale	—	—
Pension and postretirement benefits	125	128
Other noncurrent liabilities	650	669
Long-term liabilities	4,257	4,309
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	41	240
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at December 31, 2021	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 94,766,379 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	3,998	3,991
Accumulated deficit	(1,042)	(988)
Accumulated other comprehensive income (loss)	(612)	(627)
Shareholders' equity attributable to Adient	2,344	2,376
Noncontrolling interests	335	342
Total shareholders' equity	2,679	2,718
Total liabilities and shareholders' equity	$10,719	$10,778

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended December 31,
(in millions)	2021	2020
Operating Activities
Net income (loss) attributable to Adient	$(54)	$150
Income attributable to noncontrolling interests	24	23
Net income (loss)	(30)	173
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	75	70
Amortization of intangibles	13	10
Pension and postretirement expense (benefit)	1	—
Pension and postretirement contributions, net	(5)	(9)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $1 and $1, respectively)	(32)	(96)
Derivative loss on the 2021 Yanfeng Transaction	3	—
Deferred income taxes	(3)	(2)
Non-cash impairment charges	7	6
Equity-based compensation	10	13
Other	2	(3)
Changes in assets and liabilities:
Receivables	(175)	246
Inventories	26	(6)
Other assets	—	(78)
Restructuring reserves	(24)	(53)
Accounts payable and accrued liabilities	104	(84)
Accrued income taxes	14	44
Cash provided (used) by operating activities	(14)	231
Investing Activities
Capital expenditures	(60)	(71)
Sale of property, plant and equipment	11	10
Settlement of derivatives	(30)	—
Proceeds from business divestitures	731	—
Cash provided (used) by investing activities	652	(61)
Financing Activities
Increase (decrease) in short-term debt	(6)	3
Repayment of long-term debt	(2)	(18)
Dividends paid to noncontrolling interests	(59)	(52)
Other	(12)	(1)
Cash provided (used) by financing activities	(79)	(68)
Effect of exchange rate changes on cash and cash equivalents	—	25
Increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	559	127
Change in cash classified within current assets held for sale	—	1
Increase (decrease) in cash and cash equivalents	559	128
Cash and cash equivalents at beginning of period	1,521	1,692
Cash and cash equivalents at end of period	$2,080	$1,820

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

Basis of Presentation
The consolidated financial statements of Adient have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). During the second half of fiscal 2021 and continuing into the first quarter of fiscal 2022, Adient faced, along with the entire global automotive industry, widespread supply chain disruptions primarily related to semiconductor chip shortages. Although Adient’s seating products are not highly dependent directly on semiconductor chips, Adient is directly impacted by the lower production levels at OEM’s as a direct result of these supply chain disruptions. These disruptions have led to unplanned down time at Adient’s production facilities, often with very little warning, which creates operating inefficiencies and limits Adient’s ability to adequately mitigate such inefficiencies.

The automotive industry has also experienced a period of sustained price increases for commodities. Shipping costs have also sharply increased throughout fiscal 2021 and remained above historical norms during the first quarter of fiscal 2022. These commodity and shipping cost increases may continue into the future as demand increases and supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset. Adient is also closely monitoring labor availability and wage inflationary pressures, both internally and at key vendors, to assess any impact labor shortages and wage inflation might have on Adient’s ability to perform its obligations.

Additionally, the impact of COVID-19, and related mutations, continues to be present throughout the world, including in all global and regional markets served by Adient. Although vaccines have been introduced that are expected to have the result of reducing the effect of COVID-19 and COVID-19 started to wane in certain geographic areas, governmental authorities continue to implement numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. Adient's manufacturing facilities are located in areas that continue to be affected by the pandemic. Adient continues to actively monitor the threat and impacts of COVID-19.

Principles of Consolidation
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended December 31, 2021, and September 30, 2021, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

Adient plc | Form 10-Q | 7

(in millions)	December 31, 2021	September 30, 2021
Current assets	$189	$158
Noncurrent assets	99	88
Total assets	$288	$246

Current liabilities	$155	$143
Noncurrent liabilities	14	8
Total liabilities	$169	$151

Earnings Per Share
The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended December 31,
(in millions, except per share data)	2021	2020
Numerator:
Net income (loss) attributable to Adient	$(54)	$150

Denominator:
Shares outstanding	94.6	94.0
Effect of dilutive securities	—	0.8
Diluted shares	94.6	94.8

Earnings (loss) per share:
Basic	$(0.57)	$1.60
Diluted	$(0.57)	$1.58
The effect of common stock equivalents which would have been anti-dilutive was excluded from the calculation of diluted earnings per share for the three months ended December 31, 2020 and was immaterial. Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share which for the three months ended December 31, 2021 is a result of being in a loss position.

New Accounting Pronouncements

Standards Adopted During Fiscal 2022

On October 1, 2021, Adient adopted Accounting Standards Codification (ASU) 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). ASU 20218-14 eliminates, adds, and modifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance is to be applied on a retrospective basis. The adoption of this guidance on October 1, 2021 did not significantly impact Adient's consolidated financial statements for the three months ended December 31, 2021.

On October 1, 2021, Adient adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 modifies ASC 740, Income Taxes, by simplifying accounting for income taxes. As part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements, the FASB’s amendments may impact both interim and annual reporting periods. The adoption of this guidance on October 1, 2021 did not significantly impact Adient's consolidated financial statements for the three months ended December 31, 2021.

Standards Effective After Fiscal 2022
Adient plc | Form 10-Q | 8

Adient has considered the ASUs summarized below, effective after fiscal 2022, none of which is expected to significantly impact the consolidated financial statements:

Standard Adopted	Description	Date Effective
ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)	ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity by reducing the number of accounting models for convertible debt and convertible preferred stock.	October 1, 2022

ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance	The ASU requires annual disclosures of: i) information about the nature of government assistance transactions and the related accounting policy used to account for the transactions, ii) the balance sheet and income statement line items affected by the transactions, and the amounts for each financial statement line item, and iii) significant transaction terms and conditions.	October 1, 2022

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

In a typical arrangement with the customer, purchase orders are issued for pre-production activities which consist of engineering, design and development, tooling and prototypes for the manufacture and delivery of component parts. Adient has concluded that these activities are not in the scope of ASC 606.

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contracts assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities were identified at September 30, 2021 or at December 31, 2021. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for disaggregated revenue by geographical market.

Adient plc | Form 10-Q | 9

3. Acquisitions and Divestitures

2021 Yanfeng Transaction
On March 12, 2021, Adient, Yanfeng Automotive Trim Systems Company Ltd. (“Yanfeng”), Yanfeng Adient Seating Co., Ltd. (“YFAS”), a joint venture owned, directly or indirectly, by Yanfeng (50.01%) and Adient (49.99%), and KEIPER Seating Mechanisms Co., Ltd. (f/k/a Adient Yanfeng Seating Mechanisms Co., Ltd. (“AYM” or "KEIPER"), a joint venture owned, directly or indirectly, by Yanfeng (50%) and Adient (50%), entered into a Master Agreement (the “2021 Agreement”), pursuant to which the parties agreed to, among other things, the following transactions (collectively, the “2021 Yanfeng Transaction”). The 2021 Yanfeng Transaction closed on September 30, 2021 (“Closing Date”).

a.Adient transferred all of the issued and outstanding equity interest in YFAS held by Adient, which represents 49.99% of YFAS’s total issued and outstanding equity interest, to Yanfeng pursuant to the Equity Transfer Agreement, dated as of March 12, 2021, by and between Yanfeng and Adient, for CNY ¥8,064 million ($1,210 million), of which ¥3,446 million ($519 million) was paid by Yanfeng to Adient on the Closing Date, and ¥4,618 million ($691 million) was paid by Yanfeng to Adient in December 2021, and;

b.YFAS transferred all of the issued and outstanding equity interests in Yanfeng Adient Automotive Components Co., Ltd. ("CQADNT") and Adient (Langfang) Seating Co., Ltd. ("LFADNT") held directly or indirectly by YFAS to Adient for a price of ¥1,754 million ($271 million) (the “YFAS JVs Acquisition”). The YFAS JVs Acquisition was funded, in part, by annual cash dividends from YFAS and KEIPER, paid to shareholders of YFAS and KEIPER;

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

In conjunction with the 2021 Yanfeng Transaction, Adient entered into an agreement (the “Boxun Agreement”) with Chongqing Boxun Industrial Co., Ltd. (“Boxun”). Pursuant to such agreement, upon consummation of the YFAS JVs Acquisition, Adient has provided Boxun with the right to sell and, if exercised, Adient has agreed to purchase, all of the issued and outstanding equity interest in CQADNT held by Boxun, which represents 25% of CQADNT’s total issued and outstanding equity interest (the “Boxun Equity Purchase”) for approximately ¥825 million ($124 million), subject to adjustment as set forth
Adient plc | Form 10-Q | 10

in the Boxun Agreement. On October 29, 2021, Boxun exercised its right to sell its equity interest to Adient. In January 2022, Boxun and Adient closed the transaction. The total payment to Boxun from Adient is approximately $200 million ($15 million of historical dividends paid in December 2021, $170 million paid in Jaunary 2022, and $15 million to be paid in the second quarter of fiscal 2022 after completion of the 2021 financial audit). The approximate $200 million payment to Boxun includes the value of the Boxun Equity Purchase along with historical dividends and other payments, of which $194 million had been reflected as redeemable noncontrolling interest at September 30, 2021. At December 31, 2021, Adient reclassifed the redeemable noncontrolling interest balance of $186 million, which is net of $15 million of historical dividends paid in December 2021, to other current liabilities as the obligation was determined to be unconditional. With the acquisitions of Boxun’s 25% and YFAS’s 50% interest of CQADNT, Adient owns 100% of CQADNT effective January 2022.

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

As a result of the 2021 Agreement, Adient received $41 million in November 2021 representing the remaining balance of proceeds from the sale of its interest in Yanfeng Global Automotive Interior Systems Co. ("YFAI"), a joint venture previously owned, directly or indirectly, by Yanfeng (70%) and Adient (30%), which was part of the 2020 Yanfeng Transaction (as defined and described in Form 10-K for the fiscal year ended September 30, 2021).

Upon completion of the 2021 Yanfeng Transaction on September 30, 2021, Adient started consolidating CQADNT and LFADNT. The net purchase consideration of $271 million consisted of net cash consideration of $211 million, net of $60 million acquired. The acquisition was accounted for using the acquisition method, and the operating results and cash flows of CQADNT and LFADNT will be included in Adient's consolidated financial statements starting from October 1, 2021. The acquisitions are expected to provide substantial synergies through vertical integration, purchasing and logistics improvements. The acquisitions also provide for an immediate manufacturing presence in strategic locations in China.

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
Adient plc | Form 10-Q | 11

The values allocated to CQADNT and LFADNT’s intangible assets of $234 million and $6 million, respectively, primarily consisted of customer relationships and patented technologies which are being amortized on a straight line basis over estimated useful lives of 3 to 12 years. The assets were valued using a combination of an income approach and a relief from royalty approach. These values were considered level 3 measurements under the U.S. GAAP fair value hierarchy. Key assumptions used in the valuation of customer relationships included a rate of return of 13.5% and the life of the relationship of approximately 12 years. Key assumptions used in the valuation of patented technologies included a rate of return of 13.5% and the life of the technologies of approximately 10 years.

The allocation of the purchase price was based on the valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill and intangible assets along with fair value adjustments on property, plant and equipment and inventory reflected preliminary valuations.

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

Assets held for sale

During the first quarter of fiscal 2022, Adient committed to sell certain assets in EMEA. As a result these assets were classified as assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in an impairment charge of $7 million, which was recorded within restructuring and impairment costs on the consolidated statement of income (loss) in the first quarter of fiscal 2022. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

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

4. Inventories

Inventories consisted of the following:

(in millions)	December 31, 2021	September 30, 2021
Raw materials and supplies	$733	$750
Work-in-process	27	29
Finished goods	182	197
Inventories	$942	$976

Adient plc | Form 10-Q | 12

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2021	$607	$354	$1,251	$2,212
Currency translation and other	(1)	(10)	8	(3)
Balance at December 31, 2021	$606	$344	$1,259	$2,209

Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for more information on Adient's reportable segments.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	December 31, 2021			September 30, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$86	$(20)	$66	$86	$(19)	$67
Customer relationships	655	(188)	467	649	(178)	471
Trademarks	25	(21)	4	26	(21)	5
Miscellaneous	24	(12)	12	24	(12)	12
Total intangible assets	$790	$(241)	$549	$785	$(230)	$555

Amortization of other intangible assets for the three months ended December 31, 2021 and 2020 was $13 million and $10 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	Three Months Ended December 31,
(in millions)	2021	2020
Balance at beginning of period	$23	$24
Accruals for warranties issued during the period	2	3
Changes in accruals related to pre-existing warranties (including changes in estimates)	1	(1)
Settlements made (in cash or in kind) during the period	(3)	(2)
Balance at end of period	$23	$24

Adient plc | Form 10-Q | 13

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

The components of lease costs included in the consolidated statement of income (loss) for the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,
(in millions)	2021	2020
Operating lease cost	$30	$30
Short-term lease cost	5	6
Total lease cost	$35	$36

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

(in millions)		December 31, 2021	September 30, 2021
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$320	$335

Operating lease liabilities - current	Other current liabilities	$89	$89
Operating lease liabilities - noncurrent	Other noncurrent liabilities	231	246
		$320	$335

Weighted average remaining lease term:
Operating leases		6 years	6 years

Weighted average discount rate:
Operating leases		5.1%	5.2%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2021 were as follows:

Operating leases
Fiscal years (in millions)	December 31, 2021
2021 (excluding the three months ended December 31, 2021)	$83
2022	88
2023	65
2024	45
2025	29
Thereafter	78
Total lease payments	388
Less: imputed interest	(68)
Present value of lease liabilities	$320

Supplemental cash flow information related to leases was as follows:
Adient plc | Form 10-Q | 14

	Three Months Ended December 31,
(in millions)	2021	2020
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$10	$24

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$29	$29

8. Debt and Financing Arrangements

Debt consisted of the following:

(in millions)	December 31, 2021	September 30, 2021
Long-term debt:
Term Loan B - LIBOR plus 3.50% due in 2028	$995	$998
4.875% Notes due in 2026	795	795
3.50% Notes due in 2024	1,132	1,161
9.00% Notes due in 2025	600	600
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	152	156
Finance lease obligations	1	1
Less: debt issuance costs	(30)	(32)
Gross long-term debt	3,645	3,679
Less: current portion	163	167
Net long-term debt	$3,482	$3,512

Short-term debt:
Other bank borrowings	$11	$17
Total short-term debt	$11	$17

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. On November 24, 2021, Adient entered into an amendment to its ABL Credit Facility (the “ABL Amendment”) to amend certain terms and provisions, including to (i) change the interest rate benchmark rates applicable under the ABL Credit Facility for borrowings denominated in euro, Swedish krona and pounds sterling to EURIBOR, STIBOR, and SONIA, in each case subject to certain adjustments, and (ii) update the provisions in our ABL Credit Facility by which U.S. dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark, in each case, to reflect the most recent standards and practices used in the industry. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to LIBOR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of
Adient plc | Form 10-Q | 15

amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of December 31, 2021, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $880 million (net of $59 million of letters of credit).

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

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, maintains $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. During the fourth quarter of fiscal 2020, Adient redeemed $103 million of face value of these notes, resulting in a remaining balance of $797 million as of September 30, 2020. Adient further redeemed $2 million of the notes during fiscal 2021, resulting in a remaining balance of $795 million as of September 2021. AGH also maintains €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. In January 2022, Adient commenced a cash tender offer for up to €177 million of the 3.50% unsecured notes due 2024.

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €135 million in an unsecured term loan from the European Investment Bank ("EIB") due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points. Adient is compliant with the net leverage ratio of 4.5x at December 31, 2021 and expects to be compliant during the remainder of the term. During the first quarter of fiscal 2021, Adient repaid $16 million of the EIB loan, triggered in part by the redemption of debt in the prior year. Adient repaid $20 million of the EIB loan in May 2021, triggered by the prior year sale of the fabrics business.

On April 20, 2020, Adient US issued $600 million (net proceeds of $591 million) aggregate principal amount of 9.00% Senior First Lien Notes due 2025. These notes will mature on April 15, 2025, provided that if AGH has not refinanced (or otherwise redeemed) in whole its outstanding 3.50% unsecured notes due 2024 or any refinancing indebtedness thereof that matures
Adient plc | Form 10-Q | 16

earlier than 91 days prior to the maturity date of the Senior First Lien Notes due 2025 on or prior to May 15, 2024, these notes will mature on May 15, 2024. Interest on these notes is due on April 15 and October 15 each year, beginning on October 15, 2020. These notes contain covenants that are usual and customary, similar to the covenants on the Senior First Lien Notes due 2026 as described above. Adient incurred $10 million of debt issuance cost associated with this new debt in fiscal 2020. In January 2022, Adient commenced a cash tender offer for any and all of the Senior First Lien Notes due 2025.

Net Financing Charges

Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended December 31,
(in millions)	2021	2020
Interest expense, net of capitalized interest costs	$46	$59
Banking fees and debt issuance cost amortization	3	3
Interest income	(2)	(2)
Derivative loss on Yanfeng transaction	3	—
Net foreign exchange	—	(1)
Net financing charges	$50	$59

Total interest paid on both short and long-term debt for the three months ended December 31, 2021 and 2020 was $41 million and $66 million, respectively.

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2021 and September 30, 2021, respectively.
As of December 31, 2021, the €1.0 billion aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
Adient entered into a cross-currency interest rate swap during fiscal 2019 to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swap is reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Japan. The contract matured during the fourth quarter of fiscal 2021. As of December 31, 2021, there was no outstanding Japanese yen denominated cross-currency interest rate swap.

Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Adient's Term Loan B Agreement. The interest rate caps were designated as cash flow hedges under ASC
Adient plc | Form 10-Q | 17

815. As of December 31, 2021, Adient had two outstanding interest rate caps with total notional amount of approximately $200 million. During the third quarter of fiscal 2021, in conjunction with the Term Loan B Amendment as discussed in Note 8, "Debt and Financing Arrangements," Adient de-designated these two contracts, the impact of which was not material.

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	December 31, 2021	September 30, 2021	December 31, 2021	September 30, 2021
Other current assets
Foreign currency exchange derivatives	$6	$8	$5	$—
Other noncurrent assets
Foreign currency exchange derivatives	—	—	1	1
Total assets	$6	$8	$6	$1

Other current liabilities
Foreign currency exchange derivatives	$13	$11	$—	$13
Other noncurrent liabilities
Foreign currency exchange derivatives	3	4	—	—
Long-term debt
Foreign currency denominated debt	1,132	1,161	—	—
Total liabilities	$1,148	$1,176	$—	$13

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of December 31, 2021 and September 30, 2021, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	December 31, 2021	September 30, 2021	December 31, 2021	September 30, 2021
Gross amount recognized	$12	$9	$1,148	$1,189
Gross amount eligible for offsetting	(8)	(9)	(8)	(9)
Net amount	$4	$—	$1,140	$1,180

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Three Months Ended December 31,
(in millions)	2021	2020
Foreign currency exchange derivatives	$(2)	$30

Adient plc | Form 10-Q | 18

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended December 31,
		2021	2020
Foreign currency exchange derivatives	Cost of sales	$1	$(5)
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended December 31,
		2021	2020
Foreign currency exchange derivatives	Cost of sales	$1	$—
Foreign currency exchange derivatives	Net financing charges	(15)	2
Total		$(14)	$2

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $29 million and $(58) million for the three months ended December 31, 2021 and 2020, respectively. For the three months ended December 31, 2021 and 2020, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges. For the three months ended December 31, 2021 and 2020, no ineffectiveness was recognized in the consolidated statements of income (loss) resulting from cash flow hedges.

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
Adient plc | Form 10-Q | 19

Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$11	$—	$11	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Total assets	$12	$—	$12	$—
Other current liabilities
Foreign currency exchange derivatives	$13	$—	$13	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$16	$—	$16	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent assets
Interest rate cap	1	—	1	—
Total assets	$9	$—	$9	$—
Other current liabilities
Foreign currency exchange derivatives	$24	$—	$24	$—
Cross-currency interest rate swaps	—	—	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	4	—	4	—
Total liabilities	$28	$—	$28	$—

Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2021 and September 30, 2021, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Cross-currency interest rate swaps Adient determines the fair value of a cross-currency interest rate swap contract using a market approach which is based on quoted market price for similar instruments in markets. All significant inputs are
Adient plc | Form 10-Q | 20

corroborated by observable market data for the term of such a contract. Adient selectively uses cross-currency interest rate swaps to hedge portions of its net investments. As of December 31, 2021, Adient had no cross-currency interest rate swap outstanding.

Interest rate caps Adient determines the fair value of an interest rate cap contract using a market approach which is based on quoted market price for identical or similar instruments in markets. All significant inputs are corroborated by observable market data for the term of such a contract. Adient selectively uses interest rate caps to limit the impact of floating rate interest payment increases on its Term Loan B Agreement. As of December 31, 2021, Adient had two interest rate caps outstanding totaling approximately $200 million.
The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.7 billion and $3.8 billion at December 31, 2021 and September 30, 2021, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Equity and Noncontrolling Interests

For the three months ended December 31, 2021:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2021	$—	$3,991	$(988)	$(627)	$2,376	$342	$2,718
Net income (loss)	—	—	(54)	—	(54)	11	(43)
Foreign currency translation adjustments	—	—	—	17	17	2	19
Realized and unrealized gains (losses) on derivatives	—	—	—	(2)	(2)	—	(2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(8)	(8)
Purchase of subsidiary shares from noncontrolling interest	—	12	—	—	12	(12)	—
Share based compensation and other	—	(5)	—	—	(5)	—	(5)
Balance at December 31, 2021	$—	$3,998	$(1,042)	$(612)	$2,344	$335	$2,679

For the three months ended December 31, 2020:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2020	$—	$3,974	$(2,096)	$(665)	$1,213	$322	$1,535
Net income (loss)	—	—	150	—	150	17	167
Foreign currency translation adjustments	—	—	—	55	55	10	65
Realized and unrealized gains (losses) on derivatives	—	—	—	28	28	—	28
Dividends attributable to noncontrolling interests	—	—	—	—	—	(4)	(4)
Share based compensation and other	—	8	—	—	8	—	8
Adjustments from adoption of a new standard	—	(2)	—	—	(2)	—	(2)
Balance at December 31, 2020	$—	$3,980	$(1,946)	$(582)	$1,452	$345	$1,797

Adient plc | Form 10-Q | 21

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended December 31,
(in millions)	2021	2020
Foreign currency translation adjustments
Balance at beginning of period	$(617)	$(634)
Aggregate adjustment for the period, net of tax	17	55
Balance at end of period	$(600)	$(579)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$(8)	$(28)
Current period changes in fair value, net of tax	(1)	25
Reclassification to income, net of tax	(1)	3
Balance at end of period	$(10)	$—
Pension and postretirement plans
Balance at beginning of period	$(2)	$(3)
Balance at end of period	$(2)	$(3)
Accumulated other comprehensive income (loss), end of period	$(612)	$(582)

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

	Three Months Ended December 31,
(in millions)	2021	2020
Beginning balance	$240	$43
Net income	13	6
Dividends	(31)	(14)
Change in redeemable noncontrolling interest	(186)	—
Foreign currency translation adjustments	5	7
Ending balance	$41	$42

Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information on the change in redeemable noncontrolling interest during the three months ended December 31, 2021.

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

Adient plc | Form 10-Q | 22

	Three Months Ended December 31,
(in millions)	2021	2020
Service cost	$2	$2
Interest cost	3	2
Expected return on plan assets	(4)	(4)
Net periodic benefit cost	$1	$—

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

During the first quarter of fiscal 2022, Adient committed to a restructuring plan ("2022 Plan") of $3 million that was offset by $6 million of prior year underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA and Americas. The restructuring actions are expected to be substantially completed within fiscal 2022.

(in millions)	Employee Severance and Termination Benefits	Total
Original reserve	$3	$3
Utilized—cash	(1)	(1)
Balance at December 31, 2021	$2	$2

During fiscal 2021, Adient committed to a restructuring plan ("2021 Plan") of $27 million that was offset by $16 million of prior year underspend. Of the restructuring costs recorded, $23 million related to the EMEA segment, $3 million related to the Americas segment, and $1 million related to the Asia segment. The restructuring actions related to cost reduction initiatives and consisted primarily of workforce reductions and lease contract terminations. The restructuring actions are expected to be substantially completed by fiscal 2023.

(in millions)	Employee Severance and Termination Benefits	Total
Balance at September 30, 2021	$22	$22
Utilized—cash	(10)	(10)
Noncash adjustment—other	(1)	(1)
Balance at December 31, 2021	$11	$11

During fiscal 2020, Adient committed to a restructuring plan ("2020 Plan") of $205 million. Of the restructuring costs recorded, $20 million related to the Americas segment, $175 million related to the EMEA segment and $10 million related to the Asia segment. The restructuring actions related to cost reduction initiatives and consist primarily of workforce reductions. Also recorded in fiscal 2020 was $20 million of underspend related to prior year plan reserves. The restructuring actions are expected to be substantially completed by fiscal 2022.

Adient plc | Form 10-Q | 23

The following table summarizes the changes in Adient's 2020 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2021	$75	$2	$77
Utilized—cash	(10)	—	(10)
Noncash adjustment—underspend/other	(5)	(1)	(6)
Balance at December 31, 2021	$60	$1	$61

The following table summarizes the changes in Adient's 2019 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2021	$8	$1	$9
Utilized—cash	(2)	—	(2)
Noncash adjustment—underspend/other	(1)	—	(1)
Balance at December 31, 2021	$5	$1	$6

During the first three months of fiscal 2022, there was $1 million of cash utilized against the 2018, 2017 and 2016 Plan's reserve balances. The majority of the cash utilized during the period was related to the 2016 Plan's reserve balance. The 2018, 2017, and 2016 Plan's reserve balances at December 31, 2021 were $3 million, $2 million, and $1 million, respectively.

Adient's restructuring plans include workforce reductions of approximately 15,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2021, approximately 14,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-five plant closures. As of December 31, 2021, twenty of the twenty-five plants have been closed.

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

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended December 31, 2021, Adient’s income tax expense was $21 million equating to an effective tax rate of (233)%. The three month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials. For the three months ended December 31, 2020, Adient’s income tax expense was $52 million equating to an effective tax rate of 23%. The income tax expense was higher than the statutory rate of 12.5% primarily due to foreign tax rate differentials and the inability to record a tax benefit for losses in jurisdictions with valuation allowances.

Adient plc | Form 10-Q | 24

Valuation Allowances

As a result of the Company's first quarter fiscal 2022 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.

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

Uncertain Tax Positions

At December 31, 2021, Adient had gross tax effected unrecognized tax benefits of $490 million. If recognized, $128 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at December 31, 2021 was approximately $20 million (net of tax benefit). The interest and penalties accrued for the three months ended December 31, 2021 was $2 million. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Impacts of Tax Legislation and Change in Statutory Tax Rates

Tax legislation was adopted during the three months ended December 31, 2021 in various jurisdictions, which did not have a material impact on Adient’s consolidated financial statements.

Other Tax Matters

During the first quarter of fiscal 2022, Adient recognized a $3 million tax benefit related to the write-off of deferred tax liabilities on Brazil indirect tax credits as a result of a favorable court ruling.

During the first quarter of fiscal 2021, Adient recognized an $8 million pre-tax gain related to Brazil indirect tax recoveries. The tax expense associated with this gain was $3 million

15. Segment Information

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
Adient plc | Form 10-Q | 25

	Three Months Ended December 31,
(in millions)	2021	2020
Net Sales
Americas	$1,498	$1,737
EMEA	1,230	1,604
Asia	784	554
Eliminations	(32)	(47)
Total net sales	$3,480	$3,848

	Three Months Ended December 31,
(in millions)	2021	2020
Adjusted EBITDA
Americas	$9	$132
EMEA	43	114
Asia	114	151
Corporate-related costs (1)	(20)	(19)
Restructuring and impairment costs (2)	(4)	(7)
Purchase accounting amortization (3)	(14)	(11)
Restructuring related charges (4)	(1)	(4)
Depreciation	(75)	(70)
Stock based compensation	(10)	(13)
Other items (5)	(2)	9
Earnings (loss) before interest and income taxes	40	282
Net financing charges	(50)	(59)
Other pension income (expense)	1	2
Income (loss) before income taxes	$(9)	$225

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. During the three months ended December 31, 2021 and 2020, a held-for-sale impairment charge of $7 million and $6 million, respectively, was recorded in EMEA.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) The three months ended December 31, 2021 reflects $2 million of transaction costs. The three months ended December 31, 2020 reflects a one-time gain of $8 million associated with retrospective recoveries of Brazil indirect tax credits resulting from a favorable court ruling, a $5 million gain on previously held interest at YFAS in an affiliate, and $4 million of transaction costs.

Adient plc | Form 10-Q | 26

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended December 31,
(in millions)	2021	2020
Americas
United States	$1,331	$1,548
Mexico	541	641
Other Americas	91	92
Regional elimination	(465)	(544)
	1,498	1,737
EMEA
Germany	233	314
Czech Republic	267	338
Other EMEA	1,039	1,385
Regional elimination	(309)	(433)
	1,230	1,604
Asia
Thailand	135	105
China	414	189
Japan	35	89
Other Asia	206	177
Regional elimination	(6)	(6)
	784	554

Inter-segment elimination	(32)	(47)

Total	$3,480	$3,848

The increase in net sales in China is attributable to the consolidation of CQADNT beginning October 1, 2021. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information.

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of December 31, 2021 and September 30, 2021. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income (loss)" line in the consolidated statements of income (loss) for the three months ended December 31, 2021 and 2020, respectively.

Adient plc | Form 10-Q | 27

Adient maintains total investments in partially-owned affiliates of $367 million and $335 million at December 31, 2021 and September 30, 2021, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Three Months Ended December 31,
(in millions)	2021	2020
Income statement data:
Net sales	$1,208	$2,625
Gross profit	$127	$319
Net income	$67	$211
Net income attributable to the entity	$67	$210

Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for the divestiture transactions involving Adient's investments in nonconsolidated partially-owned affiliates during fiscal 2021.

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $8 million and $8 million at December 31, 2021 and September 30, 2021, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

Adient plc | Form 10-Q | 28

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended December 31,
(in millions)		2021	2020
Net sales to related parties	Net sales	$56	$70
Purchases from related parties	Cost of sales	96	146

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		December 31, 2021	September 30, 2021
Accounts receivable due from related parties	Accounts receivable	$29	$30
Accounts payable due to related parties	Accounts payable	32	41

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-Q | 29

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: whether recently completed strategic transactions in China and deleveraging activities may yield additional value for shareholders at all or on the same or different terms as those described herein, the timing, benefits and outcomes of the strategic transactions in China and / or the activities relating to our capital structure, the effects of local and national economic, credit and capital market conditions on the economy in general, and other risks and uncertainties, the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on Adient and its customers, suppliers, joint venture partners and other parties, the ability of Adient to execute its turnaround plan, work stoppages, including due to supply chain disruptions and similar events, energy and commodity (particularly steel) prices, the availability of raw materials (including petrochemicals) and component products (including components required by our customers for the manufacture of vehicles (i.e., semiconductor chips)), automotive vehicle production levels, mix and schedules, as well as our concentration of exposure to certain automotive manufacturers, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to meet debt service requirements, the terms of future financing, the impact of tax reform legislation, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, general economic and business conditions, the strength of the U.S. or other economies, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, global climate change and related emphasis on ESG matters by various stakeholders, currency exchange rates and cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part II, Other Information - Item 1A of this report, as well as in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within this report as well as within Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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
Adient plc | Form 10-Q | 30

Supply Chain Disruptions and Inflationary Pressures

The global automotive industry continues to experience widespread supply chain disruptions primarily related to semiconductor chip shortages. Although Adient’s seating products are not highly dependent on semiconductor chips, Adient is directly impacted by the lower production levels at the OEMs as a result of these supply disruptions. These disruptions have led to unplanned downtime at Adient’s production facilities, often with very little warning, which results in operating inefficiencies and limits Adient’s ability to adequately mitigate such inefficiencies. The automotive industry has also experienced a period of sustained price increases for commodities, primarily related to steel, and to a lesser extent petrochemicals. Modestly softer steel pricing began to occur in the first quarter of fiscal 2022, but are still higher than historical averages. Shipping costs have also sharply increased throughout fiscal 2021 and remained above historical norms during the first quarter of fiscal 2022. These commodity and shipping cost increases may continue into the future as demand increases and supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset. Adient is also closely monitoring labor availability and wage inflationary pressures, both internally and at key vendors, to assess any impact labor shortages and wage inflation might have on Adient’s ability to perform its obligations. Although Adient has developed and implemented strategies to mitigate the impact of higher raw material, commodity and shipping costs, these strategies (which include targeted SG&A savings through hiring freezes, delayed merit increases, suspended 401(k) matches in the U.S. and RSU replacement awards in lieu of salary for certain executives of Adient), together with commercial negotiations with Adient's customers and suppliers, are only expected to offset a portion of the adverse impact. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

On-Going Impact of COVID-19

The impact of COVID-19, and related mutations including the Omicron variant, continues to be present throughout the world, including in all global and regional markets served by Adient. Although vaccines have been introduced that are expected to have the result of reducing the effect of COVID-19 and COVID-19 started to wane in certain geographic areas, governmental authorities continue to implement numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. Adient's manufacturing facilities are located in areas that continue to be affected by the pandemic.

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

Throughout fiscal years 2020 and 2021 and into fiscal year 2022, Adient continues to actively monitor the threat and impacts of COVID-19. Adient has taken, and continues to take, steps to mitigate the potential risks to the Company posed by COVID-19 and its impacts. In addition, Adient continues to assess and update its business continuity plans in the context of this pandemic, including analyzing constraints at its customers and suppliers, particularly components and labor-related shortages, respectively. Adient has taken precautions to help keep its workforce healthy and safe, including establishing a Global Response Team, implementing strict travel restrictions, enforcing rigorous hygiene protocols, increasing sanitization efforts at all facilities, enacting visitor restrictions, social distancing, face covering expectations, and temperature and health screenings and implementing remote working arrangements for the vast majority of Adient's employees who work outside the plants.

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

Global Automotive Industry
Adient plc | Form 10-Q | 31

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During fiscal 2021, automotive production across the globe declined due to the economic slow down resulting from the COVID-19 pandemic and the widespread supply chain disruptions primarily due to semiconductor chip shortages. During the first quarter of fiscal 2022, global light vehicle production decreased 13.1% year over year as a result of on-going global semiconductor chip shortages. Unplanned production stoppages by customers resulted in lower sales as well as higher operational costs and other surcharges at Adient. The challenging operational environment is expected to continue well into fiscal 2022.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended December 31,
(units in millions)	2021	Change	2020
Global	20.5	(13.2)%	23.6
North America	3.3	(14.7)%	3.9
South America	0.7	(7.7)%	0.8
EMEA	4.4	(24.0)%	5.8
China	7.4	(5.6)%	7.8
Asia, excluding China, and Other	4.7	(12.4)%	5.4

Source: IHS Automotive, January 2022

Financial Results Summary
Significant aspects of Adient's financial results for the first quarter of fiscal 2022 include the following:

•Adient recorded net sales of $3,480 million for the first quarter of fiscal 2022, representing a decrease of $368 million or 10% when compared to the first quarter of fiscal 2021. The decrease in net sales is attributable to temporary operational interruptions and production stoppages primarily resulting from semiconductor chip shortages and supply chain issues, the unfavorable impact of foreign currencies, and unfavorable commercial settlements, partially offset by favorable material economics recoveries and operational footprint changes primarily including the consolidation of CQADNT in China.

•Gross profit was $173 million, or 5.0% of net sales for the first quarter of fiscal 2022 compared to $341 million, or 8.9% of net sales for the first quarter of fiscal 2021. Profitability, including gross profit as a percentage of net sales, was lower due to lower production volume as described above and related operational inefficiencies including higher premium freight, unfavorable impacts of material economics, net of recoveries, and unfavorable commercial settlements, net of favorable supplier settlements, partially offset by operational footprint changes including those in China as described the net sales discussion above.

•Equity income was $33 million for the first quarter of fiscal 2022, compared to $97 million for the first quarter of fiscal 2021. The decrease is primarily attributable to prior year divestitures of Adient's interests in YFAS, SJA, and GZDFAS as well as the acquisition of controlling interest in CQADNT, and operational interruptions and production stoppages resulting from semiconductor chip shortages primarily at Adient's affiliates, partially offset by the favorable impact of foreign currencies.

•Net loss attributable to Adient was $54 million for the first quarter of fiscal 2022, compared to $150 million of net income attributable to Adient for the first quarter of fiscal 2021. The net loss in the first quarter of fiscal 2022 is primarily attributable to lower production volume primarily resulting from semiconductor chip shortages and supply chain issues as described above and related operational inefficiencies including higher premium freight, lower equity income resulting from prior year divestitures of certain affiliates in China as described above, lower levels of material economics recoveries, unfavorable commercial settlements, higher depreciation and amortization expense, and higher overall selling, general and administrative expense, partially offset by lower restructuring charges, lower net financing charges, and the favorable impact of operational footprint changes primarily including the consolidation of CQADNT in China.

Adient plc | Form 10-Q | 32

Consolidated Results of Operations

	Three Months Ended December 31,
(in millions)	2021	Change	2020
Net sales	$3,480	(10)%	$3,848
Cost of sales	3,307	(6)%	3,507
Gross profit	173	(49)%	341
Selling, general and administrative expenses	162	9%	149
Restructuring and impairment costs	4	(43)%	7
Equity income (loss)	33	(66)%	97
Earnings (loss) before interest and income taxes	40	(86)%	282
Net financing charges	50	(15)%	59
Other pension expense (income)	(1)	50%	(2)
Income (loss) before income taxes	(9)	>(100%)	225
Income tax provision (benefit)	21	(60)%	52
Net income (loss)	(30)	>(100%)	173
Income (loss) attributable to noncontrolling interests	24	4%	23
Net income (loss) attributable to Adient	$(54)	>(100%)	$150

Net Sales

	Three Months Ended December 31,
(in millions)	2021	Change	2020
Net sales	$3,480	(10)%	$3,848

Net sales decreased by $368 million, or 10%, in the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021 due to unplanned temporary production stoppages primarily resulting from semiconductor chip shortages and supply chain issues, ($462 million), the unfavorable impact of foreign currencies ($73 million), and lower levels of commercial settlements year over year ($26 million), partially offset by favorable material economics recoveries ($66 million) and operational footprint changes primarily including the consolidation of CQADNT in China ($127 million).

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2021	Change	2020
Cost of sales	$3,307	(6)%	$3,507
Gross profit	$173	(49)%	$341
% of sales	5.0%		8.9%

Cost of sales decreased by $200 million, or 6%, and gross profit decreased by $168 million in the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021. The year over year decrease in cost of sales was due to lower volumes primarily resulting from the semiconductor chip shortages and supply chain issues as noted above ($360 million), the favorable impact of foreign currencies ($69 million), and favorable supplier settlements ($12 million), partially offset by operational footprint changes primarily including the consolidation of CQADNT in China ($114 million), higher commodity costs ($69 million), operational inefficiencies including higher premium freight primarily resulting from unplanned production stoppages ($47 million), higher depreciation expense ($5 million), and prior year non-recurring favorable items ($8 million). Gross profit was unfavorably impacted by lower overall volumes, the unfavorable impact of foreign currencies, higher commodity costs, and inefficiencies caused by unplanned production stoppages. Refer to the segment analysis below for a discussion of segment profitability.
Adient plc | Form 10-Q | 33

Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2021	Change	2020
Selling, general and administrative expenses	$162	9%	$149
% of sales	4.7%		3.9%

Selling, general and administrative expenses (SG&A) increased by $13 million, or 9% in the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021. The year over year increase in SG&A is attributable to higher overall engineering and other administrative spending attributable to adverse events during the first quarter of fiscal 2022 (primarily the Malaysia flooding event and certain legal settlements) and certain one-time benefits in prior year ($14 million), higher amortization expense attributable to the acquired intangible assets ($3 million), and the prior year acquisitions and consolidations of CQADNT and LFADNT ($7 million), partially offset by lower compensation expense including stock-based and performance-based incentive compensation costs ($7 million), and lower transaction costs ($2 million).

Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2021	Change	2020
Restructuring and impairment costs	$4	(43)%	$7

Restructuring and impairment costs were lower by $3 million during the first quarter of fiscal 2022 due primarily to overall lower levels of restructuring actions taken. Refer to Note 3, "Acquisitions and Divestitures," and Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Equity Income (Loss)

	Three Months Ended December 31,
(in millions)	2021	Change	2020
Equity income (loss)	$33	(66)%	$97

Equity income was $33 million for the first quarter of fiscal 2022, compared to $97 million in the first quarter of fiscal 2021. The decrease is primarily attributable to prior year divestitures of Adient's interests in YFAS, GZDFAS and SJA, as well as acquisition of controlling interest in CQADNT ($58 million), operational interruptions and production stoppages resulting from semiconductor chip shortages primarily at Adient's affiliates ($5 million), and higher restructuring charges primarily at Adient's affiliates in China ($4 million), partially offset by the favorable impact of foreign currencies ($3 million).

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2021	Change	2020
Net financing charges	$50	(15)%	$59

Net financing charges decreased in the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021 primarily as a result of lower levels of outstanding debt, partially offset by the $3 million derivative loss related to the 2021 Yanfeng Transaction. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions during the current quarter and components of the net financing charges.

Adient plc | Form 10-Q | 34

Other Pension Expense (Income)

	Three Months Ended December 31,
(in millions)	2021	Change	2020
Other pension expense (income)	$(1)	50%	$(2)

Other pension income remained fairly consistent year over year. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended December 31,
(in millions)	2021	Change	2020
Income tax provision (benefit)	$21	(60)%	$52

The first quarter of fiscal 2022 income tax expense of $21 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials. The first quarter of fiscal 2021 income tax expense of $52 million was higher than the statutory rate of 12.5% primarily due to foreign tax rate differentials, the inability to record a tax benefit for losses in jurisdictions with valuation allowances, and the additional expense resulting from the $8 million pre-tax gain associated with the indirect tax recoveries in Brazil.

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2021	Change	2020
Income (loss) attributable to noncontrolling interests	$24	4%	$23

The $1 million increase in income attributable to noncontrolling interests for the three months ended December 31, 2021 when compared to the same period in the prior year was primarily attributable to the prior year acquisition of controlling interest in CQADNT, partially offset by lower income resulting from lower volumes in the current year, attributable primarily to the unplanned production stoppages and operational interruptions at certain Seating affiliates in varying jurisdictions.

Net Income (Loss) Attributable to Adient

	Three Months Ended December 31,
(in millions)	2021	Change	2020
Net income (loss) attributable to Adient	$(54)	>(100%)	$150

Net loss attributable to Adient was $54 million for the first quarter of fiscal 2022, compared to $150 million of net income attributable to Adient for the first quarter of fiscal 2021. The loss in the first quarter of fiscal 2022 is primarily attributable to unplanned temporary production stoppages primarily resulting from semiconductor chip shortages and supply chain issues, lower equity income attributable to prior year divestitures of Adient's interests in YFAS and SJA, higher overall selling, general and administrative expense, partially offset by lower net financing charges and income tax expense.

Comprehensive Income (Loss) Attributable to Adient

	Three Months Ended December 31,
(in millions)	2021	Change	2020
Comprehensive income (loss) attributable to Adient	$(39)	>-100%	$233

Adient plc | Form 10-Q | 35

Comprehensive loss attributable to Adient was $39 million for the first quarter of fiscal 2022 compared to $233 million of comprehensive income for the first quarter of fiscal 2021. The current quarter comprehensive loss attributable to Adient is primarily due to net loss of $30 million. The comprehensive income attributable to noncontrolling interest was unfavorably impacted during the first quarter of fiscal 2022 due to the consolidation of CQADNT beginning October 1, 2021. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information.

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

The results presented below are not necessarily indicative of full-year results, particularly due to the on-going impacts of higher commodity costs, inefficiencies caused by unplanned production stoppages, and the COVID-19 pandemic that Adient is currently facing. Refer to the Supply Chain Disruptions and Inflationary Pressures and On-Going Impact of COVID-19 sections earlier in Item 2. of this Report and our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, for additional information related to the impacts on Adient.

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended December 31,
(in millions)	2021	2020
Net Sales
Americas	$1,498	$1,737
EMEA	1,230	1,604
Asia	784	554
Eliminations	(32)	(47)
Total net sales	$3,480	$3,848
Adient plc | Form 10-Q | 36

	Three Months Ended December 31,
(in millions)	2021	2020
Adjusted EBITDA
Americas	$9	$132
EMEA	43	114
Asia	114	151
Corporate-related costs (1)	(20)	(19)
Restructuring and impairment costs (2)	(4)	(7)
Purchase accounting amortization (3)	(14)	(11)
Restructuring related charges (4)	(1)	(4)
Depreciation	(75)	(70)
Stock based compensation	(10)	(13)
Other items (5)	(2)	9
Earnings (loss) before interest and income taxes	40	282
Net financing charges	(50)	(59)
Other pension income (expense)	1	2
Income (loss) before income taxes	$(9)	$225

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. During the three months ended December 31, 2021 and 2020, a held-for-sale impairment charge of $7 million and $6 million, respectively, was recorded in EMEA.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) The three months ended December 31, 2021 reflects $2 million of transaction costs. The three months ended December 31, 2020 reflects a one-time gain of $8 million associated with retrospective recoveries of Brazil indirect tax credits resulting from a favorable court ruling, a $5 million gain on previously held interest at YFAS in an affiliate, and $4 million of transaction costs.

Americas

	Three Months Ended December 31,
(in millions)	2021	Change	2020
Net sales	$1,498	(14)%	$1,737
Adjusted EBITDA	$9	(93)%	$132

Net sales decreased during the first quarter of fiscal 2022 by $239 million primarily as a result of operational interruptions due to certain unplanned temporary production stoppages primarily resulting from semiconductor chip shortages and supply chain issues ($224 million), the impact of operational footprint changes ($20 million), the impact of unfavorable commercial settlements and net pricing adjustments ($37 million) and the unfavorable impact of foreign currencies ($3 million), partially offset by the favorable impact of material economics recoveries ($45 million).

Adient plc | Form 10-Q | 37

Adjusted EBITDA decreased during the first quarter of fiscal 2022 by $123 million due primarily to lower current quarter production volumes as explained above ($54 million) and related temporary operating inefficiencies and cost premiums ($10 million), lower levels of commercial settlements and net pricing adjustments ($36 million), unfavorable material economics, net of recoveries ($5 million), the unfavorable impact of foreign currencies ($1 million), unfavorable freight and labor economics, and the non-recurrence of certain one-time benefits ($16 million), and the impact of operational footprint changes ($5 million), partially offset by lower administrative and engineering expense ($4 million).

EMEA

	Three Months Ended December 31,
(in millions)	2021	Change	2020
Net sales	$1,230	(23)%	$1,604
Adjusted EBITDA	$43	(62)%	$114

Net sales decreased during the first quarter of fiscal 2022 by $374 million primarily as a result of operational interruptions due to certain unplanned temporary production stoppages primarily resulting from semiconductor chip shortages and supply chain issues ($307 million), the unfavorable impact of foreign currency ($58 million), and the impact of operational footprint changes ($43 million), partially offset by the favorable impact of material economics recoveries ($17 million) and favorable impact of commercial settlements and net pricing adjustments ($17 million).

Adjusted EBITDA decreased during the first quarter of fiscal 2022 by $71 million due primarily to lower current quarter production volumes as explained above ($62 million) and related temporary operating inefficiencies and cost premiums ($14 million), the impact of operational footprint changes ($10 million), the unfavorable impact of foreign currencies ($2 million), net unfavorable freight and labor economics ($4 million), and lower equity income ($5 million), partially offset by favorable commercial settlements and net pricing adjustments ($18 million), lower administrative and engineering expense ($4 million), and favorable material economics, net of recoveries ($4 million).

Asia

	Three Months Ended December 31,
(in millions)	2021	Change	2020
Net sales	$784	42%	$554
Adjusted EBITDA	$114	-25%	$151

Net sales increased during the first quarter of fiscal 2022 by $230 million due to the impact of operational footprint changes including those in China where Adient started consolidating CQADNT and LFADNT ($193 million), favorable volume and mix ($56 million), and the favorable impact of material economics recoveries ($4 million), partially offset by the unfavorable impact of foreign currencies ($17 million) and unfavorable impact of commercial settlements and net pricing adjustments ($6 million).

Adjusted EBITDA decreased during the first quarter of fiscal 2022 by $37 million due primarily to operational footprint changes including the impact of the 2021 Yanfeng Transaction ($38 million), the unfavorable impact of material economics, net of recoveries ($2 million), unfavorable freight and labor economics, and launch timing ($9 million), and higher administrative and engineering expense primarily related to the impact of the Malaysia flooding ($7 million), partially offset by favorable volume and mix ($14 million), and favorable commercial settlements and net pricing adjustments which includes $9 million of a non-recurring settlement in China ($5 million).

Liquidity and Capital Resources

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing
Adient plc | Form 10-Q | 38

maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. On November 24, 2021, Adient entered into an amendment to its ABL Credit Facility (the “ABL Amendment”) to amend certain terms and provisions, including to (i) change the interest rate benchmark rates applicable under the ABL Credit Facility for borrowings denominated in euro, Swedish krona and pounds sterling to EURIBOR, STIBOR, and SONIA, in each case subject to certain adjustments, and (ii) update the provisions in our ABL Credit Facility by which U.S. dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark, in each case, to reflect the most recent standards and practices used in the industry. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to LIBOR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of December 31, 2021, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $880 million (net of $59 million of letters of credit).

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

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, maintains $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. During the fourth quarter of fiscal 2020, Adient redeemed
Adient plc | Form 10-Q | 39

$103 million of face value of these notes, resulting in a remaining balance of $797 million as of September 30, 2020. Adient further redeemed $2 million of the notes during fiscal 2021, resulting in a remaining balance of $795 million as of September 2021. AGH also maintains €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. In January 2022, Adient commenced a cash tender offer for up to €177 million of the 3.50% unsecured notes due 2024.

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €135 million in an unsecured term loan from the European Investment Bank ("EIB") due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points. Adient is compliant with the net leverage ratio of 4.5x at December 31, 2021 and expects to be compliant during the remainder of the term. During the first quarter of fiscal 2021, Adient repaid $16 million of the EIB loan, triggered in part by the redemption of debt in the prior year. Adient repaid $20 million of the EIB loan in May 2021, triggered by the prior year sale of the fabrics business.

On April 20, 2020, Adient US issued $600 million (net proceeds of $591 million) aggregate principal amount of 9.00% Senior First Lien Notes due 2025. These notes will mature on April 15, 2025, provided that if AGH has not refinanced (or otherwise redeemed) in whole its outstanding 3.50% unsecured notes due 2024 or any refinancing indebtedness thereof that matures earlier than 91 days prior to the maturity date of the Senior First Lien Notes due 2025 on or prior to May 15, 2024, these notes will mature on May 15, 2024. Interest on these notes is due on April 15 and October 15 each year, beginning on October 15, 2020. These notes contain covenants that are usual and customary, similar to the covenants on the Senior First Lien Notes due 2026 as described above. Adient incurred $10 million of debt issuance cost associated with this new debt in fiscal 2020. In January 2022, Adient commenced a cash tender offer for any and all of the Senior First Lien Notes due 2025.

As discussed in the On-Going Impact of COVID-19 section, the spread of COVID-19 and the measures taken to restrain the spread of the virus have had, and may continue to have, a material negative impact on Adient's financial results and liquidity, and such negative impact may continue well beyond the containment of such outbreak. Adient cannot assure that its assumptions used to estimate the liquidity requirements will be correct because it has never previously experienced such a widespread cessation of its operations. In addition, the magnitude, duration, speed and potential resurgence of the global pandemic is uncertain. Consequently, the impact on Adient's business, financial condition or longer-term financial or operational results is uncertain. Based on the actions it has taken and its assumptions regarding the impact of COVID-19, Adient believes that its current financial resources will be sufficient to fund its liquidity requirements for at least the next twelve months.

As previously noted, in connection with the YFAS Sale, as part of the 2021 Yanfeng Transaction, Adient received CNY ¥8,064 million ($1,210 million) for all of the issued and outstanding equity interest in YFAS held by Adient. A portion of these proceeds ((¥3,446 million ($519 million)) was paid to Adient upon the YFAS Sale Closing on September 30, 2021 and the remainder (¥4,618 million ($691 million)) was paid to Adient during the first quarter of fiscal 2022. Further, in conjunction with the closing of the Boxun Equity Purchase in January 2022 as part of the 2021 Yanfeng Transaction, Adient will pay Boxun approximately $200 million ($15 million of historical dividends paid in December 2021, $170 million paid in Jaunary 2022, and $15 million to be paid in the second quarter of fiscal 2022 after completion of the 2021 financial audit). Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information.

Sources of Cash Flows

	Three Months Ended December 31,
(in millions)	2021	2020
Cash provided (used) by operating activities	$(14)	$231
Cash provided (used) by investing activities	652	(61)
Cash provided (used) by financing activities	(79)	(68)
Capital expenditures	(60)	(71)

Operating Cash Flows: The decrease in cash flows from operating activities is primarily due to lower net income attributable to Adient, and overall unfavorable changes to working capital year-over-year resulting in part from higher accounts receivable balance.

Adient plc | Form 10-Q | 40

Investing Cash Flows: The increase in cash provided by investing activities is primarily attributable to the $651 million proceeds received related to the 2021 Yanfeng Transaction during the current quarter, $36 million in proceeds received from the sale of the assets in Turkey, the collection of $41 million of deferred proceeds from the sale of Adient's interest in YFAI as part of the 2020 Yanfeng Transaction and lower capital expenditures, partially offset by the $30 million settlement of the derivative contracts related to the cash proceeds of the 2021 Yanfeng Transaction. Refer to Note 3, “Acquisitions and Divestitures,” and Note 9, “Derivative Instruments and Hedging Activities,” of the notes to the consolidated financial statements for additional information.

Financing Cash Flows: The increase in cash used by financing activities is attributable to higher dividend payments to noncontrolling interest holders during the current quarter and higher levels of withholding taxes on share-based compensation awards.

Capital expenditures: Capital expenditures decreased year over year based on timing of program spend on product launches and continued tightening of controls around overall spending.

Working capital

(in millions)	December 31, 2021	September 30, 2021
Current assets	$5,091	$5,086
Current liabilities	3,742	3,511
Working capital	$1,349	$1,575

The decrease in working capital of $226 million is primarily attributable to the reclassification of the Boxun redeemable noncontrolling interest to other current liabilities at December 31, 2021, as well as higher accounts payable, partially offset by higher accounts receivable balance and lower restructuring reserves.

Restructuring Costs

During the first quarter of fiscal 2022, Adient committed to a restructuring plan ("2022 Plan") of $3 million that was offset by $6 million of prior year underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA and Americas. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2022 restructuring plan will reduce annual operating costs by approximately $6 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 40% will result in net savings. The restructuring actions are expected to be substantially completed within fiscal 2022.

During fiscal 2021, Adient committed to a restructuring plan ("2021 Plan") of $27 million that was offset by $16 million of prior year underspend. Of the restructuring costs recorded, $23 million related to the EMEA segment, $3 million related to the Americas segment, and $1 million related to the Asia segment. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2021 restructuring plan will reduce annual operating costs by approximately $16 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 20%-30% will result in net savings. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and lease contract terminations. The restructuring actions are expected to be substantially completed by fiscal 2023.

Adient's restructuring plans include workforce reductions of approximately 15,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2021, approximately 14,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-five plant closures. As of December 31, 2021, twenty of the twenty-five plants have been closed.

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
Adient plc | Form 10-Q | 41

Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to the off-balance sheet arrangements and contractual obligations disclosed in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2021, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended December 31, 2021.

New Accounting Pronouncements

See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Adient plc | Form 10-Q | 42

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional information on Adient's commitments and contingencies can be found in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 1A.	Risk Factors

Adient has updated or supplemented the below risk factor to reflect recent developments and this should be read in combination with those previously reported in Adient’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. To the extent applicable, the following risk factor update supersedes the corresponding risk factor previously reported in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

COVID-19 vaccination mandates adopted by federal, state and local governments could have a material adverse impact on our business and results of operations.

While OSHA’s Emergency Temporary Standard has been withdrawn, state and local governments in which our business operates may implement or announce COVID-19 vaccination requirements applicable to certain of our employees. It is currently not possible to predict with certainty the impact these vaccination mandates, if implemented, will have on our business, especially on our workforce. Our implementation of these requirements may result in costs to us in the form of vaccinations or testing of employees. These requirements may also result in attrition in our workforce, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Equity Securities

There has been no share repurchase activity during the three months ended December 31, 2021.

Item 3.	Defaults Upon Senior Securities
Adient plc | Form 10-Q | 44

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Adient plc | Form 10-Q | 45

Item 6.	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Adient plc | Form 10-Q | 46

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	February 4, 2022

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	February 4, 2022

Adient plc | Form 10-Q | 47