Form 10-Q
period 2022-03-31
Adient plc
filed 2022-05-06
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

At March 31, 2022, 94,811,378 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended March 31, 2022

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$3,506	$3,819	$6,986	$7,667
Cost of sales	3,328	3,521	6,635	7,028
Gross profit	178	298	351	639
Selling, general and administrative expenses	135	148	297	297
Restructuring and impairment costs	4	5	8	12
Equity income (loss)	7	85	40	182
Earnings (loss) before interest and income taxes	46	230	86	512
Net financing charges	83	110	133	169
Other pension expense (income)	(1)	(2)	(2)	(4)
Income (loss) before income taxes	(36)	122	(45)	347
Income tax provision (benefit)	24	28	45	80
Net income (loss)	(60)	94	(90)	267
Income (loss) attributable to noncontrolling interests	21	25	45	48
Net income (loss) attributable to Adient	$(81)	$69	$(135)	$219

Earnings (loss) per share:
Basic	$(0.85)	$0.73	$(1.43)	$2.33
Diluted	$(0.85)	$0.72	$(1.43)	$2.30

Shares used in computing earnings per share:
Basic	94.8	94.2	94.7	94.1
Diluted	94.8	96.0	94.7	95.4

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Net income (loss)	$(60)	$94	$(90)	$267
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9	(35)	33	37
Realized and unrealized gains (losses) on derivatives	4	(11)	2	17
Other comprehensive income (loss)	13	(46)	35	54
Total comprehensive income (loss)	(47)	48	(55)	321
Comprehensive income (loss) attributable to noncontrolling interests	22	16	53	56
Comprehensive income (loss) attributable to Adient	$(69)	$32	$(108)	$265

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	March 31, 2022	September 30, 2021
Assets
Cash and cash equivalents	$1,118	$1,521
Accounts receivable - net	1,742	1,426
Inventories	998	976
Assets held for sale	—	49
Other current assets	459	1,114
Current assets	4,317	5,086
Property, plant and equipment - net	1,523	1,607
Goodwill	2,198	2,212
Other intangible assets - net	537	555
Investments in partially-owned affiliates	376	335
Assets held for sale	9	25
Other noncurrent assets	894	958
Total assets	$9,854	$10,778
Liabilities and Shareholders' Equity
Short-term debt	$9	$17
Current portion of long-term debt	161	167
Accounts payable	2,468	2,130
Accrued compensation and benefits	331	389
Liabilities held for sale	—	16
Restructuring reserve	73	115
Other current liabilities	616	677
Current liabilities	3,658	3,511
Long-term debt	2,766	3,512
Pension and postretirement benefits	121	128
Other noncurrent liabilities	636	669
Long-term liabilities	3,523	4,309
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	48	240
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at March 31, 2022	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 94,811,378 shares issued and outstanding at March 31, 2022	—	—
Additional paid-in capital	4,008	3,991
Accumulated deficit	(1,123)	(988)
Accumulated other comprehensive income (loss)	(600)	(627)
Shareholders' equity attributable to Adient	2,285	2,376
Noncontrolling interests	340	342
Total shareholders' equity	2,625	2,718
Total liabilities and shareholders' equity	$9,854	$10,778

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended March 31,
(in millions)	2022	2021
Operating Activities
Net income (loss) attributable to Adient	$(135)	$219
Income attributable to noncontrolling interests	45	48
Net income (loss)	(90)	267
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	151	139
Amortization of intangibles	26	19
Pension and postretirement expense (benefit)	2	—
Pension and postretirement contributions, net	(10)	(12)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $1 and $2, respectively)	(48)	(139)
Impairment/(gain) on sale of nonconsolidated partially-owned affiliates	8	(33)
Premium and transaction costs paid on repurchase of debt	34	46
Derivative loss on the 2021 Yanfeng Transaction	3	—
Deferred income taxes	(8)	(3)
Non-cash impairment charges	11	10
Equity-based compensation	14	26
Other	14	6
Changes in assets and liabilities:
Receivables	(332)	(120)
Inventories	(34)	(71)
Other assets	55	(85)
Restructuring reserves	(38)	(95)
Accounts payable and accrued liabilities	246	135
Accrued income taxes	11	50
Cash provided (used) by operating activities	15	140
Investing Activities
Capital expenditures	(117)	(126)
Sale of property, plant and equipment	12	12
Settlement of derivatives	(30)	—
Advance payment for business acquisitions	(6)	—
Proceeds from business divestitures	740	19
Cash provided (used) by investing activities	599	(95)
Financing Activities
Increase (decrease) in short-term debt	(8)	6
Repayment of long-term debt	(744)	(705)
Debt financing costs	(1)	(1)
Cash paid to acquire a noncontrolling interest	(153)	—
Dividends paid to noncontrolling interests	(99)	(59)
Other	(12)	(3)
Cash provided (used) by financing activities	(1,017)	(762)
Effect of exchange rate changes on cash and cash equivalents	—	12
Increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(403)	(705)
Change in cash classified within current assets held for sale	—	(3)
Increase (decrease) in cash and cash equivalents	(403)	(708)
Cash and cash equivalents at beginning of period	1,521	1,692
Cash and cash equivalents at end of period	$1,118	$984

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

Basis of Presentation
The consolidated financial statements of Adient have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). During the second half of fiscal 2021 and continuing into the first half of fiscal 2022, Adient faced, along with the entire global automotive industry, widespread supply chain disruptions primarily related to semiconductor chip shortages. Although Adient’s seating products are not highly dependent directly on semiconductor chips, Adient is directly impacted by the lower production levels at OEM’s as a direct result of these supply chain disruptions. These disruptions have led to unplanned down time at Adient’s production facilities, often with very little warning, which creates operating inefficiencies and limits Adient’s ability to adequately mitigate such inefficiencies. Adient also continues to experience higher freight costs due to premiums associated with these supply chain disruptions. Further, the Russia/Ukraine conflict has created additional risks to the macroeconomic environment of the global automotive industry by restricting availabilities of certain key raw material components. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information on the impacts from the Russia/Ukraine conflict.

The automotive industry has also experienced price increases for commodities, utilities and shipping costs. These cost increases may continue into the future as demand increases and supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset. Adient is also closely monitoring labor availability and wage inflationary pressures, both internally and at key vendors, to assess any impact labor shortages and wage inflation might have on Adient’s ability to perform its obligations.

Additionally, the impact of COVID-19, and related variants and sub-variants, continues to be present throughout the world, including in all global and regional markets served by Adient. The elevated COVID-19 rates in China have led to widespread lockdowns during the second quarter of fiscal 2022, and are expected to continue throughout fiscal 2022, negatively impacting the automotive production levels in that region, along with creating further supply chain disruptions. Although vaccines have been introduced that are expected to have the result of reducing the effect of COVID-19 and COVID-19 started to wane in certain geographic areas, governmental authorities continue to implement numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. Adient's manufacturing facilities are located in areas that continue to be affected by the pandemic. Adient continues to actively monitor the threat and impacts of COVID-19.

Principles of Consolidation
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended March 31, 2022, and September 30, 2021, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
The two VIEs manufacture seating products in North America for the automotive industry. Adient funds the entities' short-term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.
Adient plc | Form 10-Q | 7

The carrying amounts and classification of assets (none of which is restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	March 31, 2022	September 30, 2021
Current assets	$213	$158
Noncurrent assets	101	88
Total assets	$314	$246

Current liabilities	$221	$143
Noncurrent liabilities	14	8
Total liabilities	$235	$151

Earnings Per Share
The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Adient	$(81)	$69	$(135)	$219

Denominator:
Shares outstanding	94.8	94.2	94.7	94.1
Effect of dilutive securities	—	1.8	—	1.3
Diluted shares	94.8	96.0	94.7	95.4

Earnings (loss) per share:
Basic	$(0.85)	$0.73	$(1.43)	$2.33
Diluted	$(0.85)	$0.72	$(1.43)	$2.30
The effect of common stock equivalents which would have been anti-dilutive was excluded from the calculation of diluted earnings per share for the three and six months ended March 31, 2021. Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share which for the three and six months ended March 31, 2022 is a result of being in a loss position.

New Accounting Pronouncements

Standards Adopted During Fiscal 2022

On October 1, 2021, Adient adopted Accounting Standards Codification (ASU) 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). ASU 20218-14 eliminates, adds, and modifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance is to be applied on a retrospective basis. The adoption of this guidance on October 1, 2021 did not significantly impact Adient's consolidated financial statements for the six months ended March 31, 2022.

On October 1, 2021, Adient adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 modifies ASC 740, Income Taxes, by simplifying accounting for income taxes. As part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements, the FASB’s amendments may impact both interim and annual reporting periods. The adoption of this guidance on October 1, 2021 did not significantly impact Adient's consolidated financial statements for the six months ended March 31, 2022.
Adient plc | Form 10-Q | 8

Standards Effective After Fiscal 2022

Adient has considered the ASUs summarized below, effective after fiscal 2022, none of which are expected to significantly impact the consolidated financial statements:

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contracts assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities were identified at September 30, 2021 or at March 31, 2022. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for disaggregated revenue by geographical market.

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

In conjunction with the 2021 Yanfeng Transaction, Adient entered into an agreement (the “Boxun Agreement”) with Chongqing Boxun Industrial Co., Ltd. (“Boxun”). Pursuant to such agreement, upon consummation of the YFAS JVs Acquisition, Adient provided Boxun with the right to sell and, if exercised, Adient agreed to purchase, all of the issued and outstanding equity interest in CQADNT held by Boxun, which represents 25% of CQADNT’s total issued and outstanding equity interest (the “Boxun Equity Purchase”). On October 29, 2021, Boxun exercised its right to sell its equity interest to
Adient plc | Form 10-Q | 10

Adient. In January 2022, Boxun and Adient closed the transaction. The total payment to Boxun from Adient was approximately $200 million, of which $15 million of historical dividends were paid in December 2021, and $185 million, including $32 million of historical dividends, was paid in the second quarter of fiscal 2022. At September 30, 2021, $194 million had been reflected as redeemable noncontrolling interest. With the acquisitions of Boxun’s 25% and YFAS’s 50% interest of CQADNT, Adient owns 100% of CQADNT effective January 2022.

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
Adient plc | Form 10-Q | 11

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

In April 2022, Adient entered into an agreement whereby Adient would purchase all of the issued and outstanding equity interest in YFAT held by KEIPER for ¥150 million ($24 million). Adient made an initial deposit of ¥37 million ($6 million) (reflected within other current assets as of March 31, 2022), and a second deposit of ¥37 million ($6 million) in April 2022, which represents 50% of the estimated purchase price. The transaction is subject to a public bidding process and other customary regulatory approvals, and is expected to be completed in the second half of calendar year 2022. The remaining 50% of the estimated purchase price will be paid at the time of completion of the transaction.

Also, Adient has entered into agreements, whereby Adient would transfer all of the issued and outstanding equity interests in two joint ventures in China held directly by Adient, each of which represents 25% of their total issued and outstanding equity interests, to Yanfeng for $3 million. As a result, Adient concluded that indicators of other-than-temporary impairment were present related to the investments in these joint ventures as of March 31, 2022, and recorded a non-cash impairment charge of $3 million. The transactions are expected to be completed during the second half of fiscal 2022.

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

Russia/Ukraine conflict

Following Russia's invasion of Ukraine in February 2022, Adient has been considering withdrawing from the Russian market. After consideration of related sanctions, Adient recorded a charge of $3 million during the second quarter of fiscal 2022, which included a $2 million impairment of Adient's Russian entity and $1 million of allowance for doubtful accounts in EMEA. Adient's Russian operation, which primarily produces automotive seating trim products for the domestic market, recorded $7 million of net sales and de minimis amount of net income in fiscal 2021. Upon a final withdrawal from Russia, an additional charge of approximately $5 million is expected related to accumulated foreign currency translation losses that are reflected in accumulated other comprehensive income (loss) under shareholders' equity on Adient's consolidated statements of financial position as of March 31, 2022.

Assets held for sale

During the first quarter of fiscal 2022, Adient committed to sell certain assets in EMEA. As a result these assets were classified as assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in an impairment charge of $7 million. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." During the second quarter of fiscal 2022, Adient collected the final portion of proceeds from the sale of certain assets in Turkey, which had been classified as assets held for sale during fiscal 2021. The finalization of the transaction resulted in a loss on sale of $2 million, recorded within selling, general and administrative costs on the consolidated statement of income (loss) in the second quarter of fiscal 2022.

During fiscal 2021, Adient committed to sell certain assets in France and Turkey. As a result, these assets were classified as assets held for sale (including an allocation of $11 million of goodwill) and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in Adient recording an impairment charge of $9 million within restructuring and impairment costs on the consolidated statement of income (loss) related to the assets in France. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The sale of the assets in France was completed during the third quarter of fiscal 2021 for minimal proceeds while the sale of the assets in Turkey was completed in October 2021 for total proceeds of $46 million, of which $36 million was collected at closing, and $10 million was collected in the second quarter of fiscal 2022.
Adient plc | Form 10-Q | 12

4. Inventories

Inventories consisted of the following:

(in millions)	March 31, 2022	September 30, 2021
Raw materials and supplies	$786	$750
Work-in-process	25	29
Finished goods	187	197
Inventories	$998	$976

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2021	$607	$354	$1,251	$2,212
Currency translation and other	4	(14)	(4)	(14)
Balance at March 31, 2022	$611	$340	$1,247	$2,198

Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for more information on Adient's reportable segments.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	March 31, 2022			September 30, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$88	$(24)	$64	$86	$(19)	$67
Customer relationships	654	(196)	458	649	(178)	471
Trademarks	21	(18)	3	26	(21)	5
Miscellaneous	24	(12)	12	24	(12)	12
Total intangible assets	$787	$(250)	$537	$785	$(230)	$555

Amortization of other intangible assets for the six months ended March 31, 2022 and 2021 was $26 million and $19 million, respectively.

Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for more information on Adient's reportable segments.

Adient plc | Form 10-Q | 13

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
The changes in Adient's total product warranty liability are as follows:

	Six Months Ended March 31,
(in millions)	2022	2021
Balance at beginning of period	$23	$24
Accruals for warranties issued during the period	5	4
Changes in accruals related to pre-existing warranties (including changes in estimates)	1	(1)
Settlements made (in cash or in kind) during the period	(6)	(4)
Balance at end of period	$23	$23

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

The components of lease costs included in the consolidated statement of income (loss) for the three and six months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Operating lease cost	$28	$32	$58	$62
Short-term lease cost	7	6	12	12
Total lease cost	$35	$38	$70	$74

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

Adient plc | Form 10-Q | 14

(in millions)		March 31, 2022	September 30, 2021
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$304	$335

Operating lease liabilities - current	Other current liabilities	$86	$89
Operating lease liabilities - noncurrent	Other noncurrent liabilities	218	246
		$304	$335

Weighted average remaining lease term:
Operating leases		6 years	6 years

Weighted average discount rate:
Operating leases		5.4%	5.2%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of March 31, 2022 are as follows:

Operating leases
Fiscal years (in millions)	March 31, 2022
2022 (excluding the six months ended March 31, 2022)	$72
2023	84
2024	63
2025	45
2026	30
Thereafter	80
Total lease payments	374
Less: imputed interest	(70)
Present value of lease liabilities	$304

Supplemental cash flow information related to leases is as follows:

	Six Months Ended March 31,
(in millions)	2022	2021
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$18	$69

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$58	$65

Adient plc | Form 10-Q | 15

8. Debt and Financing Arrangements

Debt consisted of the following:

(in millions)	March 31, 2022	September 30, 2021
Long-term debt:
Term Loan B - LIBOR plus 3.25% due in 2028	$993	$998
4.875% Notes due in 2026	795	795
3.50% Notes due in 2024	918	1,161
9.00% Notes due in 2025	92	600
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	150	156
Finance lease obligations	1	1
Less: debt issuance costs	(22)	(32)
Gross long-term debt	2,927	3,679
Less: current portion	161	167
Net long-term debt	$2,766	$3,512

Short-term debt:
Other bank borrowings	$9	$17
Total short-term debt	$9	$17

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. On November 24, 2021, Adient entered into an amendment to its ABL Credit Facility (the “ABL Amendment”) to amend certain terms and provisions, including to (i) change the interest rate benchmark rates applicable under the ABL Credit Facility for borrowings denominated in euro, Swedish krona and pounds sterling to EURIBOR, STIBOR, and SONIA, in each case subject to certain adjustments, and (ii) update the provisions in our ABL Credit Facility by which U.S. dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark, in each case, to reflect the most recent standards and practices used in the industry. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to LIBOR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of March 31, 2022, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $816 million (net of $53 million of letters of credit).

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
Adient plc | Form 10-Q | 16

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

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, previously maintained $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. During the fourth quarter of fiscal 2020, Adient redeemed $103 million of face value of these notes, resulting in a remaining balance of $797 million as of September 30, 2020. Adient further redeemed $2 million of the notes during fiscal 2021, resulting in a remaining balance of $795 million as of March 31, 2022 and September 30, 2021. AGH also previously maintained €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. In February 2022, Adient repurchased €177 million ($198 million) of the 3.50% unsecured notes due 2024 at a price of 102% of the principal plus €17 million ($19 million) of accrued and unpaid interest, resulting in a remaining balance of €823 million ($918 million) as of March 31, 2022. As a result, €1 million ($1 million) of previously deferred financing costs were written off to net financing charges.

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €135 million ($150 million) in an unsecured term loan from the European Investment Bank ("EIB") due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points. Adient is compliant with the net leverage ratio of 4.5x at March 31, 2022. During the first quarter of fiscal 2021, Adient repaid $16 million of the EIB loan, triggered in part by the redemption of debt in the prior year. Adient repaid $20 million of the EIB loan in May 2021, triggered by the prior year sale of the fabrics business. The EIB loan is expected to be fully paid off during the third quarter of fiscal 2022 upon its maturity.

On April 20, 2020, Adient US issued $600 million (net proceeds of $591 million) aggregate principal amount of 9.00% Senior First Lien Notes due 2025. These notes will mature on April 15, 2025, provided that if AGH has not refinanced (or otherwise redeemed) in whole its outstanding 3.50% unsecured notes due 2024 or any refinancing indebtedness thereof that matures earlier than 91 days prior to the maturity date of the Senior First Lien Notes due 2025 on or prior to May 15, 2024, these notes will mature on May 15, 2024. Interest on these notes is due on April 15 and October 15 each year, beginning on October 15, 2020. These notes contain covenants that are usual and customary, similar to the covenants on the Senior First Lien Notes due 2026 as described above. Adient incurred $10 million of debt issuance cost associated with this new debt in fiscal 2020. In February 2022, Adient repurchased $508 million of 9.00% Senior First Lien Notes due 2025 at a price of 105.875% of the principal plus $15 million of accrued and unpaid interest, resulting in a remaining balance of $92 million as of March 31, 2022. As a result, $6 million of previously deferred financing costs were written off to net financing charges.

Adient plc | Form 10-Q | 17

Net Financing Charges

Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Interest expense, net of capitalized interest costs	$39	$57	$85	$116
Banking fees and debt issuance cost amortization	11	10	14	13
Interest income	(1)	(2)	(3)	(4)
Premium paid on repurchase of debt	34	45	34	45
Derivative loss on Yanfeng transaction	—	—	3	—
Net foreign exchange	—	—	—	(1)
Net financing charges	$83	$110	$133	$169

Total interest paid on both short and long-term debt for the six months ended March 31, 2022 and 2021 was $107 million and $136 million, respectively.

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2022 and September 30, 2021, respectively.
As of March 31, 2022, the €823 million ($918 million) aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
Adient entered into a cross-currency interest rate swap during fiscal 2019 to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swap is reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Japan. The contract matured during the fourth quarter of fiscal 2021. As of March 31, 2022, there was no outstanding Japanese yen denominated cross-currency interest rate swap.

Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Adient's Term Loan B Agreement. The interest rate caps were designated as cash flow hedges under ASC 815. As of March 31, 2022, Adient had two outstanding interest rate caps with total notional amount of approximately $200 million. During the third quarter of fiscal 2021, in conjunction with the Term Loan B Amendment as discussed in Note 8, "Debt and Financing Arrangements," Adient de-designated these two contracts, the impact of which was not material.

Adient plc | Form 10-Q | 18

Adient entered into a ¥150 million ($23 million) foreign exchange forward contract during the second quarter of fiscal 2022 to selectively hedge portions of its net investment in China. The currency effects of the forward contract are reflected in the AOCI account within shareholder’s equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in China. The forward contract is set to mature in October 2022.

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	March 31, 2022	September 30, 2021	March 31, 2022	September 30, 2021
Other current assets
Foreign currency exchange derivatives	$11	$8	$5	$—
Other noncurrent assets
Foreign currency exchange derivatives	—	—	1	1
Total assets	$11	$8	$6	$1

Other current liabilities
Foreign currency exchange derivatives	$13	$11	$—	$13
Other noncurrent liabilities
Foreign currency exchange derivatives	3	4	—	—
Long-term debt
Foreign currency denominated debt	918	1,161	—	—
Total liabilities	$934	$1,176	$—	$13

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of March 31, 2022 and September 30, 2021, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	March 31, 2022	September 30, 2021	March 31, 2022	September 30, 2021
Gross amount recognized	$17	$9	$934	$1,189
Gross amount eligible for offsetting	(10)	(9)	(10)	(9)
Net amount	$7	$—	$924	$1,180

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Foreign currency exchange derivatives	$8	$(11)	$6	$19

Adient plc | Form 10-Q | 19

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2022	2021	2022	2021
Foreign currency exchange derivatives	Cost of sales	$2	$2	$3	$(3)
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2022	2021	2022	2021
Foreign currency exchange derivatives	Cost of sales	$—	$(2)	$1	$(2)
Foreign currency exchange derivatives	Net financing charges	(4)	—	(19)	2
Total		$(4)	$(2)	$(18)	$—

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $12 million and $64 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges. For the three months ended March 31, 2022 and 2021, no ineffectiveness was recognized in the consolidated statements of income (loss) resulting from cash flow hedges.

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
Adient plc | Form 10-Q | 20

Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$16	$—	$16	$—
Other noncurrent assets
Foreign currency exchange derivatives	$1	—	1	—
Total assets	$17	$—	$17	$—
Other current liabilities
Foreign currency exchange derivatives	$13	$—	$13	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$16	$—	$16	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent assets
Interest rate cap	1	—	1	—
Total assets	$9	$—	$9	$—
Other current liabilities
Foreign currency exchange derivatives	$24	$—	$24	$—
Cross-currency interest rate swaps	—	—	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	4	—	4	—
Total liabilities	$28	$—	$28	$—

Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2022 and September 30, 2021, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Cross-currency interest rate swaps Adient determines the fair value of a cross-currency interest rate swap contract using a market approach which is based on quoted market price for similar instruments in markets. All significant inputs are
Adient plc | Form 10-Q | 21

corroborated by observable market data for the term of such a contract. Adient selectively uses cross-currency interest rate swaps to hedge portions of its net investments. As of March 31, 2022, Adient had one ¥150 million ($23 million) cross-currency interest rate swap outstanding which was designated as a net investment hedge in Adient's net investment in China.

Interest rate caps Adient determines the fair value of an interest rate cap contract using a market approach which is based on quoted market price for identical or similar instruments in markets. All significant inputs are corroborated by observable market data for the term of such a contract. Adient selectively uses interest rate caps to limit the impact of floating rate interest payment increases on its Term Loan B Agreement. As of March 31, 2022, Adient had two interest rate caps outstanding totaling approximately $200 million.
The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.9 billion and $3.8 billion at March 31, 2022 and September 30, 2021, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Equity and Noncontrolling Interests

For the six months ended March 31, 2022:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2021	$—	$3,991	$(988)	$(627)	$2,376	$342	$2,718
Net income (loss)	—	—	(135)	—	(135)	23	(112)
Foreign currency translation adjustments	—	—	—	25	25	3	28
Realized and unrealized gains (losses) on derivatives	—	—	—	2	2	—	2
Dividends attributable to noncontrolling interests	—	—	—	—	—	(16)	(16)
Purchase of subsidiary shares from noncontrolling interest	—	12	—	—	12	(12)	—
Share based compensation and other	—	5	—	—	5	—	5
Balance at March 31, 2022	$—	$4,008	$(1,123)	$(600)	$2,285	$340	$2,625

For the three months ended March 31, 2022:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	$3,998	$(1,042)	$(612)	$2,344	$335	$2,679
Net income (loss)	—	—	(81)	—	(81)	12	(69)
Foreign currency translation adjustments	—	—	—	8	8	1	9
Realized and unrealized gains (losses) on derivatives	—	—	—	4	4	—	4
Dividends attributable to noncontrolling interests	—	—	—	—	—	(8)	(8)
Share based compensation and other	—	10	—	—	10	—	10
Balance at March 31, 2022	$—	$4,008	$(1,123)	$(600)	$2,285	$340	$2,625

For the six months ended March 31, 2021:

Adient plc | Form 10-Q | 22

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2020	$—	$3,974	$(2,096)	$(665)	$1,213	$322	$1,535
Net income (loss)	—	—	219	—	219	35	254
Foreign currency translation adjustments	—	—	—	29	29	6	35
Realized and unrealized gains (losses) on derivatives	—	—	—	17	17	—	17
Dividends attributable to noncontrolling interests	—	—	—	—	—	(11)	(11)
Share based compensation and other	—	11	—	—	11	1	12
Adjustments from adoption of a new standard	—	—	—	—	—	—	—
Balance at March 31, 2021	$—	$3,985	$(1,877)	$(619)	$1,489	$353	$1,842

For the three months ended March 31, 2021:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	$3,980	$(1,946)	$(582)	$1,452	$345	$1,797
Net income (loss)	—	—	69	—	69	18	87
Foreign currency translation adjustments	—	—	—	(26)	(26)	(4)	(30)
Realized and unrealized gains (losses) on derivatives	—	—	—	(11)	(11)	—	(11)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(7)	(7)
Share based compensation and other	—	5	—	—	5	1	6
Adjustments from adoption of a new standard	—	—	—	—	—	—	—
Balance at March 31, 2021	$—	$3,985	$(1,877)	$(619)	$1,489	$353	$1,842

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Foreign currency translation adjustments
Balance at beginning of period	$(600)	$(579)	$(617)	$(634)
Aggregate adjustment for the period, net of tax	8	(26)	25	29
Balance at end of period	$(592)	$(605)	$(592)	$(605)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$(10)	$—	$(8)	$(28)
Current period changes in fair value, net of tax	6	(10)	5	15
Reclassification to income, net of tax	(2)	(1)	(3)	2
Balance at end of period	$(6)	$(11)	$(6)	$(11)
Pension and postretirement plans
Balance at beginning of period	$(2)	$(3)	$(2)	$(3)
Balance at end of period	$(2)	$(3)	$(2)	$(3)
Accumulated other comprehensive income (loss), end of period	$(600)	$(619)	$(600)	$(619)

Adient plc | Form 10-Q | 23

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Beginning balance	$41	$42	$240	$43
Net income	9	7	22	13
Dividends	(2)	—	(33)	(14)
Change in redeemable noncontrolling interest	—	—	(186)	—
Foreign currency translation adjustments	—	(5)	5	2
Ending balance	$48	$44	$48	$44

Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information on the change in redeemable noncontrolling interest during the six months ended March 31, 2022.

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Service cost	$2	$2	$4	$4
Interest cost	3	2	6	4
Expected return on plan assets	(4)	(4)	(8)	(8)
Net periodic benefit cost	$1	$—	$2	$—

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

During fiscal 2022, Adient committed to a restructuring plan ("2022 Plan") of $7 million that was offset by $8 million of prior year underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA and Americas. The restructuring actions are expected to be substantially completed within fiscal 2022.

Adient plc | Form 10-Q | 24

(in millions)	Employee Severance and Termination Benefits	Total
Original reserve	$7	$7
Utilized—cash	(2)	(2)
Balance at March 31, 2022	$5	$5

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

(in millions)	Employee Severance and Termination Benefits	Total
Balance at September 30, 2021	$22	$22
Utilized—cash	(12)	(12)
Noncash adjustment—other	(1)	(1)
Balance at March 31, 2022	$9	$9

During fiscal 2020, Adient committed to a restructuring plan ("2020 Plan") of $205 million. Of the restructuring costs recorded, $20 million related to the Americas segment, $175 million related to the EMEA segment and $10 million related to the Asia segment. The restructuring actions related to cost reduction initiatives and consist primarily of workforce reductions. Also recorded in fiscal 2020 was $20 million of underspend related to prior year plan reserves. The restructuring actions are expected to be substantially completed by fiscal 2023.

The following table summarizes the changes in Adient's 2020 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2021	$75	$2	$77
Utilized—cash	(20)	—	(20)
Noncash adjustment—underspend/other	(7)	(1)	(8)
Balance at March 31, 2022	$48	$1	$49

The following table summarizes the changes in Adient's 2019 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2021	$8	$1	$9
Utilized—cash	(3)	—	(3)
Noncash adjustment—underspend/other	(1)	—	(1)
Balance at March 31, 2022	$4	$1	$5

During the first six months of fiscal 2022, there was $1 million of cash utilized against the 2018, 2017 and 2016 Plan's reserve balances. The majority of the cash utilized during the period was related to the 2016 Plan's reserve balance. The 2018, 2017, and 2016 Plan's reserve balances at March 31, 2022 were $2 million, $2 million, and $1 million, respectively.
Adient plc | Form 10-Q | 25

Adient's restructuring plans include workforce reductions of approximately 15,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2022, approximately 14,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-six plant closures. As of March 31, 2022, twenty of the twenty-six plants have been closed.

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

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2022, Adient’s income tax expense was $24 million equating to an effective tax rate of (67)%, and $45 million equating to an effective tax rate of (100)%, respectively. The three and six month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials. For the three and six months ended March 31, 2021, Adient’s income tax expense was $28 million equating to an effective tax rate of 23%, and $80 million equating to an effective tax rate of 23%, respectively. The three and six month income tax expense was higher than the statutory rate impact of 12.5% primarily due to foreign tax rate differentials and the inability to record a tax benefit for losses in jurisdictions with valuation allowances.

Valuation Allowances

As a result of the Company's second quarter fiscal 2022 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined it was more likely than not that certain deferred tax assets in Slovakia would not be realized and established a valuation allowance, which did not have a material impact on Adient’s consolidated financial statements.

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

Uncertain Tax Positions

At March 31, 2022, Adient had gross tax effected unrecognized tax benefits of $486 million. If recognized, $129 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at March 31, 2022 was approximately $21 million (net of tax benefit). The interest and penalties accrued for the three and six months ended March 31, 2022 was $2 million and $4 million, respectively. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Impacts of Tax Legislation and Change in Statutory Tax Rates

Tax legislation was adopted during the three months ended March 31, 2022 in various jurisdictions, which did not have a material impact on Adient’s consolidated financial statements.

Other Tax Matters
Adient plc | Form 10-Q | 26

During the second quarter of fiscal 2022, Adient recognized a $4 million tax benefit related to the adjustment of deferred tax liabilities of a Chinese subsidiary which obtained government approval for a temporary income tax rate reduction.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Net Sales
Americas	$1,596	$1,644	$3,094	$3,381
EMEA	1,218	1,636	2,448	3,240
Asia	723	588	1,507	1,142
Eliminations	(31)	(49)	(63)	(96)
Total net sales	$3,506	$3,819	$6,986	$7,667
Adient plc | Form 10-Q | 27

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Adjusted EBITDA
Americas	$46	$64	$55	$196
EMEA	30	141	73	255
Asia	105	121	219	272
Corporate-related costs (1)	(22)	(23)	(42)	(42)
Restructuring and impairment costs (2)	(4)	(5)	(8)	(12)
Purchase accounting amortization (3)	(13)	(10)	(27)	(21)
Restructuring related charges (4)	(3)	(2)	(4)	(6)
Gain on sale / (impairment) of nonconsolidated partially-owned affiliates (5)	(9)	33	(9)	33
Depreciation	(76)	(69)	(151)	(139)
Stock based compensation	(4)	(13)	(14)	(26)
Other items (6)	(4)	(7)	(6)	2
Earnings (loss) before interest and income taxes	46	230	86	512
Net financing charges	(83)	(110)	(133)	(169)
Other pension income (expense)	1	2	2	4
Income (loss) before income taxes	$(36)	$122	$(45)	$347

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. Also, during the three months ended March 31, 2022, an impairment charge of $2 million was recorded related to net assets in Russia, and during the six months ended March 31, 2022 and 2021, a held-for-sale impairment charge of $7 million and $8 million, respectively, was recorded in EMEA.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) The three and six months ended March 31, 2022 both reflect $3 million and $6 million of non-cash impairments of certain of Adient's investments in nonconsolidated partially-owned affiliates in China and South Africa, respectively. The three and six months ended March 31, 2021 reflects a pre-tax gain of $33 million on the sale of Adient's interest in SJA. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information.
(6) The three months ended March 31, 2022 reflects $3 million of transaction costs, $2 million of loss on finalization of asset sale in Turkey, and $1 million of write off of accounts receivable associated with Russia, partially offset by $1 million of indirect tax recoveries in Brazil and $1 million of insurance recoveries for Malaysia flooding. The six months ended March 31, 2022 reflects an incremental $2 million of transaction costs. The three months ended March 31, 2021 reflects $7 million of transaction costs. The six months ended March 31, 2021 reflects a one-time gain of $8 million associated with retrospective recoveries of Brazil indirect tax credits resulting from a favorable court ruling, a $5 million gain on previously held interest at YFAS in an affiliate, and $11 million of transaction costs.

Adient plc | Form 10-Q | 28

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Americas
United States	$1,444	$1,486	$2,775	$3,034
Mexico	587	584	1,128	1,225
Other Americas	87	82	178	174
Regional elimination	(522)	(508)	(987)	(1,052)
	1,596	1,644	3,094	3,381
EMEA
Germany	246	315	479	629
Czech Republic	233	350	500	688
Other EMEA	1,101	1,389	2,140	2,774
Regional elimination	(362)	(418)	(671)	(851)
	1,218	1,636	2,448	3,240
Asia
Thailand	134	139	269	244
China	316	165	730	354
Japan	89	103	124	192
Other Asia	191	186	397	363
Regional elimination	(7)	(5)	(13)	(11)
	723	588	1,507	1,142

Inter-segment elimination	(31)	(49)	(63)	(96)

Total	$3,506	$3,819	$6,986	$7,667

The increase in net sales in China is attributable to the consolidation of CQADNT beginning October 1, 2021. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information.

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of March 31, 2022 and September 30, 2021. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income (loss)" line in the consolidated statements of income (loss) for the three and six months ended March 31, 2022 and 2021, respectively.

Adient plc | Form 10-Q | 29

Adient maintains total investments in partially-owned affiliates of $376 million and $335 million at March 31, 2022 and September 30, 2021, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Six Months Ended March 31,
(in millions)	2022	2021
Income statement data:
Net sales	$2,124	$4,822
Gross profit	$213	$534
Net income	$102	$326
Net income attributable to the entity	$101	$324

An affiliate of Yanfeng has asserted that, in its capacity as a customer of KEIPER, it is entitled to a payment in the amount of approximately $46 million. Adient believes there is no basis for such payment by KEIPER and is disputing that such Yanfeng affiliate is entitled to any payment by KEIPER. Payment of such claim by KEIPER could have an approximate $17 million impact on Adient’s equity income after taxes from the KEIPER joint venture. KEIPER is also currently disputing the payment obligation.

Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for recent transactions involving Adient's investments in nonconsolidated partially-owned affiliates. Further, Adient is pursing a sale of a portion of a partially-owned affiliate in South Africa for $2 million. As a result, Adient concluded that indicators of other-than-temporary impairment were present related to this joint venture as of March 31, 2022 and recorded a non-cash impairment charge of $6 million.

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $7 million and $8 million at March 31, 2022 and September 30, 2021, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

Adient plc | Form 10-Q | 30

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended March 31,		Six Months Ended March 31,
(in millions)		2022	2021	2022	2021
Net sales to related parties	Net sales	$66	$69	$122	$139
Purchases from related parties	Cost of sales	107	148	203	294

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		March 31, 2022	September 30, 2021
Accounts receivable due from related parties	Accounts receivable	$37	$30
Accounts payable due to related parties	Accounts payable	54	41

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-Q | 31

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the Ukraine conflict and widespread COVID lockdowns in China and their impact on regional, global economies and additional pressure on supply chains and vehicle production, the effects of local and national economic, credit and capital market conditions on the economy in general, and other risks and uncertainties, the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on Adient and its customers, suppliers, joint venture partners and other parties, work stoppages, including due to supply chain disruptions and similar events, energy and commodity (particularly steel) prices, the availability of raw materials and component products (including components required by our customers for the manufacture of vehicles (i.e., semiconductors)), whether deleveraging activities may yield additional value for shareholders at all or on the same or different terms as those described herein, the ability of Adient to execute its turnaround plan, automotive vehicle production levels, mix and schedules, as well as our concentration of exposure to certain automotive manufacturers, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to meet debt service requirements, the terms of future financing, the impact of tax reform legislation, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, general economic and business conditions, the strength of the U.S. or other economies, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, global climate change and related emphasis on ESG matters by various stakeholders, currency exchange rates and cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit, and retain key leadership. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part II, Other Information - Item 1A of this report, as well as in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within this report as well as within Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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
Adient plc | Form 10-Q | 32

Supply Chain Disruptions, Inflationary Pressures and Russia/Ukraine Conflict

The global automotive industry continues to experience widespread supply chain disruptions related to semiconductor chip shortages, hostilities in Ukraine and COVID-19 lockdowns in China. Although Adient’s seating products are not highly dependent on semiconductor chips, Adient is directly impacted by the lower production levels at the OEMs as a result of these supply disruptions. These disruptions have led to unplanned downtime at Adient’s production facilities, often with very little warning, which results in operating inefficiencies and limits Adient’s ability to adequately mitigate such inefficiencies. Additionally, the Russia/Ukraine conflict has resulted in further disruptions in the global automotive industry. Although Adient does not have significant presence in Russia and no presence in Ukraine, some of Adient's customers' operations have been adversely impacted by unstable supplies of other components. Adient is also experiencing higher utility costs in EMEA as a result of the Russia/Ukraine conflict. Adient continues to assess the potential impacts of these events and develop contingency plans to assist in mitigating them. The automotive industry has also experienced a period of sustained price increases for commodities, primarily related to steel, and to a lesser extent petrochemicals. Steel pricing continues to be higher than historical averages. Shipping costs have also remained above historical norms during the first half of fiscal 2022. These utility, commodity and shipping cost increases may continue into the future as demand increases and supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset. Adient is also closely monitoring labor availability and wage inflationary pressures, both internally and at key vendors, to assess any impact labor shortages and wage inflation might have on Adient’s ability to perform its obligations. Although Adient has developed and implemented strategies to mitigate the impact of higher raw material, commodity and shipping costs, these strategies (which include targeted SG&A savings through hiring freezes, delayed merit increases, suspended 401(k) matches in the U.S. and RSU replacement awards in lieu of salary for certain executives of Adient), together with commercial negotiations with Adient's customers and suppliers, are only expected to offset a portion of the adverse impact. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

On-Going Impact of COVID-19

The impact of COVID-19, and related mutations including the Omicron variant, continues to be present throughout the world, including in all global and regional markets served by Adient. The elevated COVID-19 rates in China have led to widespread lockdowns during the second quarter of fiscal 2022, and are expected to continue throughout fiscal 2022, negatively impacting automotive production levels in that region, along with creating further supply chain disruptions. Although vaccines have been introduced that are expected to have the result of reducing the effect of COVID-19 and COVID-19 started to wane in certain geographic areas, governmental authorities continue to implement numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. Adient's manufacturing facilities are located in areas that continue to be affected by the pandemic.

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

The spread of COVID-19 and the measures taken to restrain the spread of the virus have had, and may continue to have, a material negative impact on Adient's financial results and liquidity, and such negative impact may continue well beyond the containment of COVID-19 through the results of widespread use of the vaccine or otherwise. Adient cannot assure that the assumptions used to estimate its liquidity requirements will be correct because it had never previously experienced such a widespread cessation of its operations as it experienced during fiscal year 2020, and it is unclear what the lasting impacts of the
Adient plc | Form 10-Q | 33

slowdown in the automotive industry will be. In addition, the magnitude, duration, speed and potential resurgence or surges of the global pandemic are all uncertain. Consequently, the impact of the pandemic and its myriad of effects on Adient's business, financial condition or longer-term financial or operational results remain uncertain. Based on the actions it has taken and its current assumptions regarding the impact of COVID-19, Adient believes that its current financial resources will be sufficient to fund the company's liquidity requirements for at least the next twelve months.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During fiscal 2021, automotive production across the globe declined due to the economic slow down resulting from the COVID-19 pandemic and the widespread supply chain disruptions primarily due to semiconductor chip shortages. During the first half of fiscal 2022, global light vehicle production decreased 7.7% year over year as a result of on-going supply chain disruptions. Unplanned production stoppages by customers resulted in lower sales as well as higher operational costs and other surcharges at Adient. The challenging operational environment is expected to continue for the remainder of fiscal 2022.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended March 31,			Six Months Ended March 31,
(units in millions)	2022	Change	2021	2022	Change	2021
Global	19.7	(4.5)%	20.7	40.9	(7.7)%	44.3
North America	3.6	(1.8)%	3.6	6.8	(9.3)%	7.5
South America	0.6	(12.6)%	0.7	1.3	(7.1)%	1.4
EMEA	3.9	(18.6)%	4.8	7.9	(21.8)%	10.1
China	6.2	5.8%	5.9	13.9	1.5%	13.7
Asia, excluding China, and Other	5.5	(4.0)%	5.7	11.0	(5.2)%	11.6

Source: IHS Automotive, April 2022

Financial Results Summary
Significant aspects of Adient's financial results for the second quarter of fiscal 2022 include the following:

•Adient recorded net sales of $3,506 million for the second quarter of fiscal 2022, representing a decrease of $313 million or 8.2% when compared to the second quarter of fiscal 2021. The decrease in net sales is attributable to unplanned operational interruptions and production stoppages primarily resulting from semiconductor chip shortages and other supply chain issues intensified by the Russia/Ukraine conflict and the COVID-19 lockdowns in China, the unfavorable impact of foreign currencies, and lower levels of commercial settlements, partially offset by favorable material economics recoveries and operational footprint changes primarily related to the consolidation of CQADNT in China.

•Gross profit was $178 million, or 5.1% of net sales for the second quarter of fiscal 2022 compared to $298 million, or 7.8% of net sales for the second quarter of fiscal 2021. Profitability, including gross profit as a percentage of net sales, was lower due to lower production volume as described above and related operational inefficiencies including higher premium freight, unfavorable impacts of material economics and lower levels of commercial settlements, partially offset by operational footprint changes primarily related to the consolidation of CQADNT in China

•Equity income was $7 million for the second quarter of fiscal 2022, compared to $85 million for the second quarter of fiscal 2021. The decrease is primarily attributable to prior year divestitures of Adient's interests in YFAS, SJA (including a one-time gain of $33 million), and GZDFAS as well as the acquisition of controlling interest in CQADNT, operational interruptions and production stoppages resulting from semiconductor chip shortages and COVID-19 lockdowns in China, and $9 million of non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates in South Africa and China during the second quarter of fiscal 2022.

•Net loss attributable to Adient was $81 million for the second quarter of fiscal 2022, compared to $69 million of net income attributable to Adient for the second quarter of fiscal 2021. The net loss in the second quarter of fiscal 2022 is
Adient plc | Form 10-Q | 34

primarily attributable to lower production volume resulting from semiconductor chip shortages and other supply chain issues as described above and related operational inefficiencies including higher premium freight, lower equity income resulting from prior year divestitures of certain affiliates in China, partially offset by lower restructuring charges, lower overall selling, general and administrative expense, lower net financing charges, and the favorable impact of operational footprint changes primarily related to the consolidation of CQADNT in China.

Consolidated Results of Operations

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	Change	2021	2022	Change	2021
Net sales	$3,506	(8)%	$3,819	$6,986	(9)%	$7,667
Cost of sales	3,328	(5)%	3,521	6,635	(6)%	7,028
Gross profit	178	(40)%	298	351	(45)%	639
Selling, general and administrative expenses	135	(9)%	148	297	—%	297
Restructuring and impairment costs	4	(20)%	5	8	(33)%	12
Equity income (loss)	7	(92)%	85	40	(78)%	182
Earnings (loss) before interest and income taxes	46	(80)%	230	86	(83)%	512
Net financing charges	83	(25)%	110	133	(21)%	169
Other pension expense (income)	(1)	50%	(2)	(2)	50%	(4)
Income (loss) before income taxes	(36)	>(100%)	122	(45)	>(100%)	347
Income tax provision (benefit)	24	(14)%	28	45	(44)%	80
Net income (loss)	(60)	>(100%)	94	(90)	>(100%)	267
Income (loss) attributable to noncontrolling interests	21	(16)%	25	45	(6)%	48
Net income (loss) attributable to Adient	$(81)	>(100%)	$69	$(135)	>(100%)	$219

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	Change	2021	2022	Change	2021
Net sales	$3,506	(8)%	$3,819	$6,986	(9)%	$7,667

Net sales decreased by $313 million, or 8%, in the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021 due to unplanned production stoppages primarily resulting from semiconductor chip shortages and other supply chain issues which were intensified by the impact of the Russia/Ukraine conflict and COVID-19 lockdowns in China ($355 million), the unfavorable impact of foreign currencies ($126 million), and lower levels of commercial settlements year over year ($41 million), partially offset by favorable material economics recoveries ($78 million) and operational footprint changes primarily related to the consolidation of CQADNT in China ($131 million).

Net sales decreased by $681 million, or 9%, in the first six months of fiscal 2022 as compared to the first six months of fiscal 2021 due to unplanned production stoppages primarily resulting from semiconductor chip shortages and other supply chain issues which were intensified by the impact of the Russia/Ukraine conflict, and COVID-19 lockdowns in China ($817 million), the unfavorable impact of foreign currencies ($199 million), and lower levels of commercial settlements year over year ($67 million), partially offset by favorable material economics recoveries ($144 million) and operational footprint changes primarily related to the consolidation of CQADNT in China ($258 million).

Adient plc | Form 10-Q | 35

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	Change	2021	2022	Change	2021
Cost of sales	$3,328	(5)%	$3,521	$6,635	(6)%	$7,028
Gross profit	$178	(40)%	$298	$351	(45)%	$639
% of sales	5.1%		7.8%	5.0%		8.3%

Cost of sales decreased by $193 million, or 5%, and gross profit decreased by $120 million in the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021. The year over year decrease in cost of sales was due to lower volumes primarily resulting from the semiconductor chip shortages and other supply chain issues which were intensified by the impact of the Russia/Ukraine conflict and COVID-19 lockdowns in China as noted above ($298 million), the favorable impact of foreign currencies ($111 million), favorable supplier pricing ($19 million), and prior year non-recurring unfavorable items ($1 million), partially offset by operational footprint changes primarily related to the consolidation of CQADNT in China ($106 million), higher commodity costs ($97 million), higher depreciation expense ($2 million), and operational inefficiencies including higher premium freight resulting from unplanned production stoppages ($31 million). Gross profit was unfavorably impacted by lower overall volumes, the unfavorable impact of foreign currencies, higher commodity costs, and inefficiencies caused by unplanned production stoppages. Refer to the segment analysis below for a discussion of segment profitability.

Cost of sales decreased by $393 million, or 6%, and gross profit decreased by $288 million in the first six months of fiscal 2022 as compared to the first six months of fiscal 2021. The year over year decrease in cost of sales was due to lower volumes primarily resulting from the semiconductor chip shortages and other supply chain issues which were intensified by the impact of the Russia/Ukraine conflict and COVID-19 lockdowns in China ($658 million), the favorable impact of foreign currencies ($180 million), and favorable supplier pricing ($31 million), partially offset by operational footprint changes primarily related to the consolidation of CQADNT in China ($220 million), higher commodity costs ($166 million), operational inefficiencies including higher premium freight resulting from unplanned production stoppages ($78 million), higher depreciation expense ($7 million), and prior year non-recurring favorable items ($5 million). Gross profit was unfavorably impacted by lower overall volumes, the unfavorable impact of foreign currencies, higher commodity costs, and inefficiencies caused by unplanned production stoppages. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	Change	2021	2022	Change	2021
Selling, general and administrative expenses	$135	(9)%	$148	$297	—%	$297
% of sales	3.9%		3.9%	4.3%		3.9%

Selling, general and administrative expenses (SG&A) decreased by $13 million, or 9% in the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021. The year over year decrease in SG&A is attributable to lower compensation expense including stock-based and performance-based incentive compensation costs ($29 million), the favorable impact of foreign currencies ($4 million), and lower transaction costs ($4 million), partially offset by the prior year acquisitions and consolidations of CQADNT and LFADNT ($10 million), higher depreciation expense ($5 million), higher amortization expense attributable to the acquired intangible assets ($4 million), prior year non-recurring favorable items ($3 million), and higher overall engineering and other administrative spending ($2 million).

Selling, general and administrative expenses (SG&A) for the first six months of fiscal 2022 was consistent at $297 million compared with the first six months of fiscal 2021. The current year SG&A included higher overall engineering and other administrative spending (primarily the Malaysia flooding event and certain legal settlements) and certain one-time benefits in the prior year ($19 million), higher depreciation expense ($5 million), higher amortization expense attributable to the acquired intangible assets ($7 million), and the prior year acquisitions and consolidations of CQADNT and LFADNT ($17 million). These were offset by lower compensation expense including stock-based and performance-based incentive compensation costs ($37 million), the favorable impact of foreign currencies ($5 million), and lower transaction costs ($6 million).

Adient plc | Form 10-Q | 36

Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	Change	2021	2022	Change	2021
Restructuring and impairment costs	$4	(20)%	$5	$8	(33)%	$12

Restructuring and impairment costs were lower by $1 million during the second quarter of fiscal 2022 and lower by $4 million during the six months ended March 31, 2022 due primarily to overall lower levels of restructuring actions taken. Refer to Note 3, "Acquisitions and Divestitures," and Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Equity Income (Loss)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	Change	2021	2022	Change	2021
Equity income (loss)	$7	(92)%	$85	$40	(78)%	$182

Equity income was $7 million for the second quarter of fiscal 2022, compared to $85 million in the second quarter of fiscal 2021. The decrease is primarily attributable to prior year divestitures of Adient's interests in YFAS, GZDFAS and SJA (including a one-time gain of $33 million) as well as acquisition of controlling interest in CQADNT ($60 million), operational interruptions and production stoppages resulting from semiconductor chip shortages and COVID-19 lockdowns in China ($12 million), and current year non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates in South Africa and China ($9 million).

Equity income was $40 million for the first six months of fiscal 2022, compared to $182 million for the first six months of fiscal 2021. The decrease is primarily attributable to prior year divestitures of Adient's interests in YFAS, GZDFAS and SJA (including a one-time gain of $33 million) as well as acquisition of controlling interest in CQADNT ($118 million), operational interruptions and production stoppages resulting from semiconductor chip shortages and COVID-19 lockdowns primarily in China ($17 million), higher restructuring charges primarily at Adient's affiliates in China ($4 million), and current year non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates in South Africa and China ($9 million), partially offset by the favorable impact of foreign currencies ($3 million).

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	Change	2021	2022	Change	2021
Net financing charges	$83	(25)%	$110	$133	(21)%	$169

Net financing charges decreased in the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021 as a result of lower levels of outstanding debt and lower amounts of premiums paid to tender outstanding debt. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions during the current quarter and components of the net financing charges.

Net financing charges decreased for the first six months of fiscal 2022 as compared to the first six months of fiscal 2021 as a result of lower levels of outstanding debt and lower amounts of premiums paid to tender outstanding debt. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions during the current quarter and components of the net financing charges.

Adient plc | Form 10-Q | 37

Other Pension Expense (Income)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	Change	2021	2022	Change	2021
Other pension expense (income)	$(1)	50%	$(2)	$(2)	50%	$(4)

Other pension income remained fairly consistent year over year. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	Change	2021	2022	Change	2021
Income tax provision (benefit)	$24	(14)%	$28	$45	(44)%	$80

The second quarter of fiscal 2022 income tax expense of $24 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials. The second quarter of fiscal 2021 income tax expense of $28 million was higher than the statutory rate of 12.5% primarily due to foreign tax rate differentials and the inability to record a tax benefit for losses in jurisdictions with valuation allowances.

The first six months of fiscal 2022 income tax expense of $45 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials. The first six months of fiscal 2021 income tax expense of $80 million was higher than the statutory rate of 12.5% primarily due to foreign tax rate differentials and the inability to record a tax benefit for losses in jurisdictions with valuation allowances.

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	Change	2021	2022	Change	2021
Income (loss) attributable to noncontrolling interests	$21	(16)%	$25	$45	(6)%	$48

The decreases in income attributable to noncontrolling interests in the second quarter ($4 million) and the first six months of fiscal 2022 ($3 million) as compared to the second quarter and first six months of fiscal 2021, are primarily attributable to lower income resulting from lower volumes due to production stoppages and supply chain issues at certain Seating affiliates in various jurisdictions.

Net Income (Loss) Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	Change	2021	2022	Change	2021
Net income (loss) attributable to Adient	$(81)	>(100%)	$69	$(135)	>(100%)	$219

Net loss attributable to Adient was $81 million for the second quarter of fiscal 2022, compared to $69 million of net income attributable to Adient for the second quarter of fiscal 2021. The loss in the second quarter of fiscal 2022 is primarily attributable to unplanned production stoppages resulting from semiconductor chip shortages and other supply chain issues, which were intensified by the Russia/Ukraine conflict and COVID-19 lockdowns in China, lower equity income attributable to prior year divestitures of Adient's interests in YFAS and SJA and current year non-cash impairment charges on certain of Adient's investments in nonconsolidated affiliates in South Africa and China, partially offset by lower overall selling, general and administrative expense, and lower net financing charges.

Adient plc | Form 10-Q | 38

Net loss attributable to Adient was $135 million for the first six months of fiscal 2022, compared to $219 million of net income attributable to Adient for the first six months of fiscal 2021. The loss in the first six months of fiscal 2022 is primarily attributable to unplanned production stoppages resulting from semiconductor chip shortages and other supply chain issues, which were intensified by the Russia/Ukraine conflict and COVID-19 lockdowns in China, and lower equity income attributable to prior year divestitures of Adient's interests in YFAS and SJA, partially offset by lower net financing charges and income tax expense.

Comprehensive Income (Loss) Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	Change	2021	2022	Change	2021
Comprehensive income (loss) attributable to Adient	$(69)	>(100%)	$32	$(108)	>(100%)	$265

Comprehensive loss attributable to Adient was $69 million for the second quarter of fiscal 2022 compared to $32 million of comprehensive income for the second quarter of fiscal 2021. The decrease of $101 million is due primarily to a larger net loss ($154 million) and higher comprehensive income attributable to noncontrolling interests ($6 million), partially offset by more favorable currency translation adjustments ($44 million) and gains on derivatives ($15 million).

Comprehensive loss attributable to Adient was $108 million for the first six months of fiscal 2022 compared to $265 million of comprehensive income for the first six months of fiscal 2021. The decrease of $373 million is due primarily to a larger net loss ($357 million) and lower levels of comprehensive income from currency translation adjustments ($4 million) and derivatives ($15 million), partially offset by lower comprehensive income attributable to noncontrolling interests ($3 million).

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

The results presented below are not necessarily indicative of full-year results, particularly due to the on-going impacts of higher commodity costs, inefficiencies caused by unplanned production stoppages, the COVID-19 pandemic, and the Russia/Ukraine conflict, all of which are significantly impacting Adient's results. Refer to the Supply Chain Disruptions, Inflationary Pressures and Russia/Ukraine Conflict, and On-Going Impact of COVID-19 sections earlier in Item 2. of this Report and our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, for additional information related to the impacts on Adient.

Financial information relating to Adient's reportable segments is as follows:

Adient plc | Form 10-Q | 39

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Net Sales
Americas	$1,596	$1,644	$3,094	$3,381
EMEA	1,218	1,636	2,448	3,240
Asia	723	588	1,507	1,142
Eliminations	(31)	(49)	(63)	(96)
Total net sales	$3,506	$3,819	$6,986	$7,667

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Adjusted EBITDA
Americas	$46	$64	$55	$196
EMEA	30	141	73	255
Asia	105	121	219	272
Corporate-related costs (1)	(22)	(23)	(42)	(42)
Restructuring and impairment costs (2)	(4)	(5)	(8)	(12)
Purchase accounting amortization (3)	(13)	(10)	(27)	(21)
Restructuring related charges (4)	(3)	(2)	(4)	(6)
Gain on sale / (impairment) of nonconsolidated partially-owned affiliates (5)	(9)	33	(9)	33
Depreciation	(76)	(69)	(151)	(139)
Stock based compensation	(4)	(13)	(14)	(26)
Other items (6)	(4)	(7)	(6)	2
Earnings (loss) before interest and income taxes	46	230	86	512
Net financing charges	(83)	(110)	(133)	(169)
Other pension income (expense)	1	2	2	4
Income (loss) before income taxes	$(36)	$122	$(45)	$347

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. Also, during the three months ended March 31, 2022, an impairment charge of $2 million was recorded related to net assets in Russia, and during the six months ended March 31, 2022 and 2021, a held-for-sale impairment charge of $7 million and $8 million, respectively, was recorded in EMEA.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) The three and six months ended March 31, 2022 both reflect $3 million and $6 million of non-cash impairments of certain of Adient's investments in nonconsolidated partially-owned affiliates in China and South Africa, respectively. The three and six months ended March 31, 2021 reflects a pre-tax gain of $33 million on the sale of Adient's interest in SJA.
Adient plc | Form 10-Q | 40

(6) The three months ended March 31, 2022 reflects $3 million of transaction costs, $2 million of loss on finalization of asset sale in Turkey, and $1 million of write off of accounts receivable associated with Russia, partially offset by $1 million of indirect tax recoveries in Brazil and $1 million of insurance recoveries for Malaysia flooding. The six months ended March 31, 2022 reflects an incremental $2 million of transaction costs. The three months ended March 31, 2021 reflects $7 million of transaction costs. The six months ended March 31, 2021 reflects a one-time gain of $8 million associated with retrospective recoveries of Brazil indirect tax credits resulting from a favorable court ruling, a $5 million gain on previously held interest at YFAS in an affiliate, and $11 million of transaction costs.

Americas

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	Change	2021	2022	Change	2021
Net sales	$1,596	(3)%	$1,644	$3,094	(8)%	$3,381
Adjusted EBITDA	$46	(28)%	$64	$55	(72)%	$196

Net sales decreased during the second quarter of fiscal 2022 by $48 million primarily as a result of operational interruptions due to certain unplanned production stoppages resulting from semiconductor chip shortages and other supply chain issues ($82 million), the impact of unfavorable commercial settlements and net pricing adjustments ($18 million), partially offset by favorable impact of foreign currencies ($2 million) and the favorable impact of material economics recoveries ($50 million).

Net sales decreased during the first six months of fiscal 2022 by $287 million primarily as a result of operational interruptions due to certain unplanned production stoppages resulting from semiconductor chip shortages and supply chain issues ($306 million), the impact of operational footprint changes ($20 million), the impact of unfavorable commercial settlements and net pricing adjustments ($55 million) and the unfavorable impact of foreign currencies ($1 million), partially offset by the favorable impact of material economics recoveries ($95 million).

Adjusted EBITDA decreased during the second quarter of fiscal 2022 by $18 million due to lower current quarter production volumes as explained above ($9 million), increased labor and freight costs along with other operating inefficiencies associated with lower volumes ($34 million), lower levels of commercial settlements and net pricing adjustments ($15 million), unfavorable material economics, net of recoveries ($15 million), partially offset by non-recurring prior year petrochemical supply costs and related insurance recoveries in the current year ($27 million), operational performance and other labor and overhead efficiency improvements ($13 million), lower administrative and engineering expense ($11 million), the favorable impact of foreign currencies ($2 million), higher equity income ($1 million), and the impact of operational footprint changes ($1 million). The higher level of costs associated with labor and freight are expected to persist during the remainder of fiscal 2022.

Adjusted EBITDA decreased during the first six months of fiscal 2022 by $141 million due to lower current year production volumes as explained above ($63 million), increased labor and freight costs along with other operating inefficiencies associated with lower volumes ($54 million), lower levels of commercial settlements and net pricing adjustments ($51 million), unfavorable material economics, net of recoveries ($20 million), and the impact of operational footprint changes ($4 million), partially offset by non-recurring prior year petrochemical supply costs and related insurance recoveries in the current year ($33 million), operational performance and other labor and overhead efficiency improvements ($1 million), lower administrative and engineering expense ($15 million), the favorable impact of foreign currencies ($1 million), and higher equity income ($1 million). The higher level of costs associated with labor and freight are expected to persist during the remainder of fiscal 2022.

EMEA

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	Change	2021	2022	Change	2021
Net sales	$1,218	(26)%	$1,636	$2,448	(24)%	$3,240
Adjusted EBITDA	$30	(79)%	$141	$73	(71)%	$255

Net sales decreased during the second quarter of fiscal 2022 by $418 million primarily as a result of operational interruptions due to certain unplanned production stoppages resulting from semiconductor chip shortages and other supply chain disruptions
Adient plc | Form 10-Q | 41

which have been intensified by the Russia/Ukraine conflict ($273 million), the unfavorable impact of foreign currency ($109 million), unfavorable impact of commercial settlements and net pricing adjustments ($25 million), and the impact of operational footprint changes ($35 million), partially offset by the favorable impact of material economics recoveries ($24 million).

Net sales decreased during the first six months of fiscal 2022 by $792 million primarily as a result of operational interruptions due to certain unplanned production stoppages resulting from semiconductor chip shortages and other supply chain disruptions which have been intensified by the Russia/Ukraine conflict ($580 million), the unfavorable impact of foreign currency ($167 million), unfavorable impact of commercial settlements and net pricing adjustments ($8 million), and the impact of operational footprint changes ($78 million), partially offset by the favorable impact of material economics recoveries ($41 million).

Adjusted EBITDA decreased during the second quarter of fiscal 2022 by $111 million due primarily to lower current quarter production volumes as explained above ($43 million), increased utilities, labor, overhead and freight costs along with other operating inefficiencies associated with lower volumes ($32 million), the impact of operational footprint changes ($7 million), the unfavorable impact of foreign currencies ($11 million), unfavorable commercial settlements and net pricing adjustments ($17 million), lower equity income ($2 million), and unfavorable material economics, net of recoveries ($2 million), partially offset by lower administrative and engineering expense ($3 million). The higher level of costs associated with freight, labor and utilities are expected to persist for the remainder of fiscal 2022.

Adjusted EBITDA decreased during the first six months of fiscal 2022 by $182 million due primarily to lower current quarter production volumes as explained above ($105 million) and increased utilities, labor, overhead and freight costs along with other operating inefficiencies associated with lower volumes ($50 million), the impact of operational footprint changes ($17 million), the unfavorable impact of foreign currencies ($13 million), and lower equity income ($7 million), partially offset by favorable commercial settlements and net pricing adjustments ($1 million), lower administrative and engineering expense ($7 million), and favorable material economics, net of recoveries ($2 million). The higher level of costs associated with freight, labor and utilities are expected to persist for the remainder of fiscal 2022.

Asia

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	Change	2021	2022	Change	2021
Net sales	$723	23%	$588	$1,507	32%	$1,142
Adjusted EBITDA	$105	(13)%	$121	$219	(19)%	$272

Net sales increased during the second quarter of fiscal 2022 by $135 million due to the impact of operational footprint changes in China where Adient started consolidating CQADNT and LFADNT ($173 million), the favorable impact of material economics recoveries ($4 million), and favorable impact of commercial settlements and net pricing adjustments ($2 million), partially offset by the unfavorable impact of foreign currencies ($26 million) and unfavorable volume and mix ($18 million).

Net sales increased during the first six months of fiscal 2022 by $365 million due to the impact of operational footprint changes including those in China where Adient started consolidating CQADNT and LFADNT ($366 million), favorable volume and mix ($38 million), and the favorable impact of material economics recoveries ($8 million), partially offset by the unfavorable impact of foreign currencies ($43 million) and unfavorable impact of commercial settlements and net pricing adjustments ($4 million).

Adjusted EBITDA decreased during the second quarter of fiscal 2022 by $16 million due primarily to operational footprint changes including the impact of the 2021 Yanfeng Transaction ($7 million), the unfavorable impact of material economics, net of recoveries ($2 million), lower equity income due to lower volumes primarily at Adient's affiliates in China attributable to the recent COVID-19 lockdowns ($8 million), unfavorable volume and mix ($5 million) and related operating inefficiencies and cost premiums ($6 million), and the unfavorable impact of foreign currencies ($3 million), partially offset by lower administrative and engineering expense ($5 million), and favorable commercial settlements and net pricing adjustments ($10 million). The recent COVID-19 lockdowns in China have persisted into the beginning of the third quarter of fiscal 2022, and are expected to negatively impact Adient's results for the foreseeable future.

Adjusted EBITDA decreased during the first six months of fiscal 2022 by $53 million due primarily to operational footprint changes including the impact of the 2021 Yanfeng Transaction ($45 million), the unfavorable impact of material economics, net of recoveries ($4 million), unfavorable freight and labor economics, and launch timing ($15 million), the unfavorable impact of foreign currencies ($3 million), lower equity income due to lower volumes primarily at Adient's affiliates in China attributable
Adient plc | Form 10-Q | 42

to the recent COVID-19 lockdowns ($8 million), and higher administrative and engineering expense primarily related to the impact of the Malaysia flooding ($2 million), partially off set by favorable volume and mix ($9 million), and favorable commercial settlements and net pricing adjustments which includes $9 million of a non-recurring settlement in China ($15 million). The recent COVID-19 lockdowns in China have persisted into the beginning of the third quarter of fiscal 2022, and are expected to negatively impact Adient's results for the foreseeable future.

Liquidity and Capital Resources

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. On November 24, 2021, Adient entered into an amendment to its ABL Credit Facility (the “ABL Amendment”) to amend certain terms and provisions, including to (i) change the interest rate benchmark rates applicable under the ABL Credit Facility for borrowings denominated in euro, Swedish krona and pounds sterling to EURIBOR, STIBOR, and SONIA, in each case subject to certain adjustments, and (ii) update the provisions in our ABL Credit Facility by which U.S. dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark, in each case, to reflect the most recent standards and practices used in the industry. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to LIBOR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of March 31, 2022, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $816 million (net of $53 million of letters of credit).

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

Adient plc | Form 10-Q | 43

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

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, previously maintained $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. During the fourth quarter of fiscal 2020, Adient redeemed $103 million of face value of these notes, resulting in a remaining balance of $797 million as of September 30, 2020. Adient further redeemed $2 million of the notes during fiscal 2021, resulting in a remaining balance of $795 million as of March 31, 2022 and September 30, 2021. AGH also previously maintained €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. In February 2022, Adient repurchased €177 million ($198 million) of the 3.50% unsecured notes due 2024 at a price of 102% of the principal plus €17 million ($19 million) of accrued and unpaid interest, resulting in a remaining balance of €823 million ($918 million) as of March 31, 2022. As a result, €1 million ($1 million) of previously deferred financing costs were written off to net financing charges.

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, maintains €135 million ($150 million) in an unsecured term loan from the European Investment Bank ("EIB") due in 2022. The loan bears interest at the 6-month EURIBOR rate plus 158 basis points. Adient is compliant with the net leverage ratio of 4.5x at March 31, 2022. During the first quarter of fiscal 2021, Adient repaid $16 million of the EIB loan, triggered in part by the redemption of debt in the prior year. Adient repaid $20 million of the EIB loan in May 2021, triggered by the prior year sale of the fabrics business. The EIB loan is expected to be fully paid off during the third quarter of fiscal 2022 upon its maturity.

On April 20, 2020, Adient US issued $600 million (net proceeds of $591 million) aggregate principal amount of 9.00% Senior First Lien Notes due 2025. These notes will mature on April 15, 2025, provided that if AGH has not refinanced (or otherwise redeemed) in whole its outstanding 3.50% unsecured notes due 2024 or any refinancing indebtedness thereof that matures earlier than 91 days prior to the maturity date of the Senior First Lien Notes due 2025 on or prior to May 15, 2024, these notes will mature on May 15, 2024. Interest on these notes is due on April 15 and October 15 each year, beginning on October 15, 2020. These notes contain covenants that are usual and customary, similar to the covenants on the Senior First Lien Notes due 2026 as described above. Adient incurred $10 million of debt issuance cost associated with this new debt in fiscal 2020. In February 2022, Adient repurchased $508 million of 9.00% Senior First Lien Notes due 2025 at a price of 105.875% of the principal plus $15 million of accrued and unpaid interest, resulting in a remaining balance of $92 million as of March 31, 2022. As a result, $6 million of previously deferred financing costs were written off to net financing charges.

As discussed in the Supply Chain Disruptions, Inflationary Pressures and Russia/Ukraine Conflict and On-Going Impact of COVID-19 sections, the widespread supply chain disruptions related to semiconductor chip shortages, hostilities in Ukraine and COVID-19 lockdowns in China have had, and may continue to have, a material negative impact on Adient's financial results and liquidity, and such negative impact may continue well into the future. The impact of these issues on Adient's business, financial condition or longer-term financial or operational results is uncertain. Based on the actions it has taken and its assumptions regarding the impacts of widespread supply chain disruptions, hostilities in Ukraine, and COVID-19 lockdowns, Adient believes that its current financial resources will be sufficient to fund its liquidity requirements for at least the next twelve months.

As previously noted, in connection with the YFAS Sale, as part of the 2021 Yanfeng Transaction, Adient received CNY ¥8,064 million ($1,210 million) for all of the issued and outstanding equity interest in YFAS held by Adient. A portion of these proceeds (¥3,446 million ($519 million)) was paid to Adient upon the YFAS Sale Closing on September 30, 2021 and the remainder (¥4,618 million ($691 million)) was paid to Adient during the first quarter of fiscal 2022. Further, in conjunction with the closing of the Boxun Equity Purchase as part of the 2021 Yanfeng Transaction, Adient paid Boxun approximately $200 million, of which $15 million of historical dividends were paid in December 2021, and $185 million, including $32 million of historical dividends, was paid in the second quarter of fiscal 2022. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information.
Adient plc | Form 10-Q | 44

Sources of Cash Flows

	Six Months Ended March 31,
(in millions)	2022	2021
Cash provided (used) by operating activities	$15	$140
Cash provided (used) by investing activities	599	(95)
Cash provided (used) by financing activities	(1,017)	(762)
Capital expenditures	(117)	(126)

Operating Cash Flows: The decrease in cash flows from operating activities is primarily due to the net loss attributable to Adient for the first six months of fiscal 2022, and overall unfavorable changes to working capital year-over-year resulting in part from higher accounts receivable and inventory levels.

Investing Cash Flows: The increase in cash provided by investing activities is primarily attributable to the following cash flow activities during the first six months of fiscal 2022: the $651 million of proceeds received related to the 2021 Yanfeng Transaction, $46 million in proceeds received from the sale of the assets in Turkey, the collection of $41 million of deferred proceeds from the sale of Adient's interest in YFAI as part of the 2020 Yanfeng Transaction and lower capital expenditures, partially offset by the $30 million settlement of the derivative contracts related to the cash proceeds of the 2021 Yanfeng Transaction. Refer to Note 3, “Acquisitions and Divestitures,” and Note 9, “Derivative Instruments and Hedging Activities,” of the notes to the consolidated financial statements for additional information.

Financing Cash Flows: The increase in cash used by financing activities is attributable to the repayment of long-term debt, including premiums paid, of $744 million, amounts paid to acquire the noncontrolling interest of CQADNT ($153 million), along with higher dividend payments to noncontrolling interest primarily in connection with the acquisition of CQANDT, all of which occurred in the first six months of fiscal 2022. Refer to Note 8, “Debt and Financing Arrangements,” and Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information.

Capital expenditures: Capital expenditures decreased year over year based on timing of program spend on product launches and continued tightening of controls around overall spending.

Working capital

(in millions)	March 31, 2022	September 30, 2021
Current assets	$4,317	$5,086
Current liabilities	3,658	3,511
Working capital	$659	$1,575

The decrease in working capital of $916 million is primarily attributable to lower cash and cash equivalents and other current assets balances due to the settlement of all outstanding balances related to the 2021 Yanfeng Transaction, and repayment of long-term debt during the current year, partially offset by lower restructuring reserves.

Restructuring Costs

During fiscal 2022, Adient committed to a restructuring plan ("2022 Plan") of $7 million that was offset by $8 million of prior year underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA and Americas. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2022 restructuring plan will reduce annual operating costs by approximately $11 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 25% will result in net savings. The restructuring actions are expected to be substantially completed within fiscal 2022.

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
Adient plc | Form 10-Q | 45

costs, of which approximately 20%-30% will result in net savings. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and lease contract terminations. The restructuring actions are expected to be substantially completed by fiscal 2023.

Adient's restructuring plans include workforce reductions of approximately 15,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2022, approximately 14,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-six plant closures. As of March 31, 2022, twenty of the twenty-six plants have been closed.

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

Effects of Inflation and Changing Prices

The effects of inflation have historically not been significant to Adient's results of operations. Generally, Adient has been able to implement operating efficiencies to sufficiently offset cost increases, which have been moderate. The automotive industry has recently experienced a period of sustained price increases for commodities such as steel and to a lesser extent petrochemicals, as well as higher freight, labor and utility costs, that may continue in the future as demand increases and supply may remain constrained which has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset.

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2021, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended March 31, 2022.

New Accounting Pronouncements

See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Adient plc | Form 10-Q | 46

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Adient plc | Form 10-Q | 47

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

Adient has updated or supplemented the below risk factors to reflect recent developments and these should be read in combination with those previously reported in Adient’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. To the extent applicable, the following risk factor updates supersede the corresponding risk factor previously reported in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

In addition, as a result of Adient's global presence, a significant portion of its revenues and expenses is denominated in currencies other than the U.S. dollar. Adient is therefore subject to foreign currency risks and foreign exchange exposure. While Adient employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate Adient completely from those exposures. Exchange rates can be volatile and could adversely impact Adient's financial results and the comparability of results from period to period. Our use of financial instruments to limit this risk is guided by strict policies and processes and the success of our hedging programs depends primarily on the performance of the business in comparison with our forecasted sales proceeds and costs. If we incorrectly forecast these and other related factors, the transactions we have entered into may have an adverse impact on our financial results. No assurance can be given that our judgment in this respect will be correct.

There are other risks that are inherent in Adient's non-U.S. operations, including the potential for changes in socioeconomic conditions, laws and regulations, including import, export, direct and indirect taxes, value-added taxes, labor and environmental
Adient plc | Form 10-Q | 48

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

Russia’s invasion in Ukraine in February 2022 has resulted in significant uncertainty and instability in global supply chains and availability of certain commodities and raw materials. Although Adient has no operations in Ukraine and its operation in Russia is not significant, certain of its suppliers as well as customers depend on commodities and other material supplies that originate in Ukraine or Russia. In response to Russia’s invasion in Ukraine, a number of countries, including the United States, the United Kingdom and members of the European Union, have implemented economic sanctions on Russia and certain Russian enterprises including several large banks. If the conflict continues, it may trigger a series of additional economic and other sanctions which in turn could further disrupt the global automotive supply chains by limiting supplies of key components and increasing inflationary pressures. The continued conflict could have broader adverse impacts on Adient's business, cash flows, financial condition and results of operations. Additionally, it could intensify many of the other risk factors noted in Part I, Item 1A, Risk Factors in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Equity Securities

There has been no share repurchase activity during the three months ended March 31, 2022.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Adient plc | Form 10-Q | 49

Item 6.	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Title
4.1
Third Supplemental Indenture, dated as of February 10, 2022, among Adient US LLC, the guarantors party thereto and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to Adient plc’s Current Report on Form 8-K filed February 10, 2022 (File No. 1-37757)).

10.1	Form of Adient plc Performance Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan, as updated in March 2022. *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Adient plc | Form 10-Q | 50

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	May 5, 2022

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	May 5, 2022

Adient plc | Form 10-Q | 51