Form 10-Q
period 2022-06-30
Adient plc
filed 2022-08-05
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

At June 30, 2022, 94,813,661 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended June 30, 2022

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$3,485	$3,242	$10,471	$10,909
Cost of sales	3,312	3,092	9,947	10,120
Gross profit	173	150	524	789
Selling, general and administrative expenses	142	136	439	433
Restructuring and impairment costs	12	8	20	20
Equity income (loss)	16	38	56	220
Earnings (loss) before interest and income taxes	35	44	121	556
Net financing charges	39	87	172	256
Other pension expense (income)	(4)	(4)	(6)	(8)
Income (loss) before income taxes	—	(39)	(45)	308
Income tax provision (benefit)	20	10	65	90
Net income (loss)	(20)	(49)	(110)	218
Income (loss) attributable to noncontrolling interests	10	22	55	70
Net income (loss) attributable to Adient	$(30)	$(71)	$(165)	$148

Earnings (loss) per share:
Basic	$(0.32)	$(0.75)	$(1.74)	$1.57
Diluted	$(0.32)	$(0.75)	$(1.74)	$1.55

Shares used in computing earnings per share:
Basic	94.8	94.2	94.7	94.1
Diluted	94.8	94.2	94.7	95.6

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$(20)	$(49)	$(110)	$218
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(155)	25	(122)	62
Realized and unrealized gains (losses) on derivatives	(7)	17	(5)	34
Other comprehensive income (loss)	(162)	42	(127)	96
Total comprehensive income (loss)	(182)	(7)	(237)	314
Comprehensive income (loss) attributable to noncontrolling interests	(10)	23	43	79
Comprehensive income (loss) attributable to Adient	$(172)	$(30)	$(280)	$235

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	June 30, 2022	September 30, 2021
Assets
Cash and cash equivalents	$892	$1,521
Accounts receivable - net	1,761	1,426
Inventories	953	976
Assets held for sale	—	49
Other current assets	456	1,114
Current assets	4,062	5,086
Property, plant and equipment - net	1,443	1,607
Goodwill	2,122	2,212
Other intangible assets - net	504	555
Investments in partially-owned affiliates	348	335
Assets held for sale	7	25
Other noncurrent assets	829	958
Total assets	$9,315	$10,778
Liabilities and Shareholders' Equity
Short-term debt	$9	$17
Current portion of long-term debt	11	167
Accounts payable	2,361	2,130
Accrued compensation and benefits	336	389
Liabilities held for sale	—	16
Restructuring reserve	70	115
Other current liabilities	600	677
Current liabilities	3,387	3,511
Long-term debt	2,707	3,512
Liabilities held for sale	—	—
Pension and postretirement benefits	110	128
Other noncurrent liabilities	613	669
Long-term liabilities	3,430	4,309
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	45	240
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at June 30, 2022	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 94,813,661 shares issued and outstanding at June 30, 2022	—	—
Additional paid-in capital	4,018	3,991
Accumulated deficit	(1,153)	(988)
Accumulated other comprehensive income (loss)	(742)	(627)
Shareholders' equity attributable to Adient	2,123	2,376
Noncontrolling interests	330	342
Total shareholders' equity	2,453	2,718
Total liabilities and shareholders' equity	$9,315	$10,778

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30,
(in millions)	2022	2021
Operating Activities
Net income (loss) attributable to Adient	$(165)	$148
Income attributable to noncontrolling interests	55	70
Net income (loss)	(110)	218
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	223	210
Amortization of intangibles	40	29
Pension and postretirement expense (benefit)	(1)	(1)
Pension and postretirement contributions, net	(17)	(18)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $1 and $3, respectively)	(38)	106
Impairment/(gain) on sale of nonconsolidated partially-owned affiliates	8	(33)
Premium and transaction costs paid on repurchase of debt	34	50
Retrospective recoveries of Brazil indirect tax credits	—	(38)
Derivative loss on the 2021 Yanfeng Transaction	3	24
Deferred income taxes	5	(5)
Non-cash impairment charges	12	11
Equity-based compensation	21	36
Other	14	16
Changes in assets and liabilities:
Receivables	(415)	195
Inventories	(26)	(158)
Other assets	62	(63)
Restructuring reserves	(49)	(118)
Accounts payable and accrued liabilities	283	(142)
Accrued income taxes	(11)	43
Cash provided (used) by operating activities	38	362
Investing Activities
Capital expenditures	(170)	(186)
Sale of property, plant and equipment	18	23
Settlement of derivatives	(30)	—
Advance payment for business acquisitions	(19)	(271)
Proceeds from business divestitures	740	72
Loans to affiliates	—	15
Cash provided (used) by investing activities	539	(347)
Financing Activities
Increase (decrease) in short-term debt	(8)	36
Increase (decrease) in long-term debt	—	214
Repayment of long-term debt	(888)	(890)
Debt financing costs	(1)	(8)
Cash paid to acquire a noncontrolling interest	(153)	—
Dividends paid to noncontrolling interests	(102)	(66)
Other	(12)	(4)
Cash provided (used) by financing activities	(1,164)	(718)
Effect of exchange rate changes on cash and cash equivalents	(42)	12
Increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(629)	(691)
Change in cash classified within current assets held for sale	—	(1)
Increase (decrease) in cash and cash equivalents	(629)	(692)
Cash and cash equivalents at beginning of period	1,521	1,692
Cash and cash equivalents at end of period	$892	$1,000

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

Basis of Presentation
The consolidated financial statements of Adient have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). During the second half of fiscal 2021 and continuing into the first nine months of fiscal 2022, Adient faced, along with the entire global automotive industry, widespread supply chain disruptions primarily related to semiconductor chip shortages. Although Adient’s seating products are not highly dependent directly on semiconductor chips, Adient is directly impacted by the lower production levels at OEM’s as a direct result of these supply chain disruptions. These disruptions have led to unplanned down time at Adient’s production facilities, often with very little warning, which creates operating inefficiencies and limits Adient’s ability to adequately mitigate such inefficiencies. Further, the Russia/Ukraine conflict has created additional risks to the macroeconomic environment of the global automotive industry by restricting availabilities of certain key raw material components. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information on the impacts from the Russia/Ukraine conflict.

The automotive industry has also experienced price increases for commodities, utilities and shipping costs throughout fiscal 2022 which have negatively impacted Adient's results. These cost increases may continue into the future as demand increases and supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset. Adient has also experienced wage inflationary pressures as a result of constrained labor availability in fiscal 2022.

Additionally, the impact of COVID-19, and related variants and sub-variants, continues to be present throughout the world, including in all global and regional markets served by Adient. The elevated COVID-19 rates in China led to widespread lockdowns during the second and third quarters of fiscal 2022, negatively impacting the automotive production levels in that region, along with creating further supply chain disruptions. Although vaccines have been introduced that are expected to have the result of reducing the effect of COVID-19 and COVID-19 has waned in certain geographic areas, governmental authorities continue to implement numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. Adient's manufacturing facilities are located in areas that continue to be affected by the pandemic.

Principles of Consolidation
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended June 30, 2022, and September 30, 2021, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which is restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:
Adient plc | Form 10-Q | 7

(in millions)	June 30, 2022	September 30, 2021
Current assets	$223	$158
Noncurrent assets	105	88
Total assets	$328	$246

Current liabilities	$193	$143
Noncurrent liabilities	13	8
Total liabilities	$206	$151

Earnings Per Share
The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Adient	$(30)	$(71)	$(165)	$148

Denominator:
Shares outstanding	94.8	94.2	94.7	94.1
Effect of dilutive securities	—	—	—	1.5
Diluted shares	94.8	94.2	94.7	95.6

Earnings (loss) per share:
Basic	$(0.32)	$(0.75)	$(1.74)	$1.57
Diluted	$(0.32)	$(0.75)	$(1.74)	$1.55
The effect of common stock equivalents which would have been anti-dilutive was excluded from the calculation of diluted earnings per share for the nine months ended June 30, 2021. Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share which for the three and nine months ended June 30, 2022 and for the three months ended June 30, 2021 is a result of being in a loss position.

New Accounting Pronouncements

Standards Adopted During Fiscal 2022

On October 1, 2021, Adient adopted Accounting Standards Codification (ASU) 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). ASU 20218-14 eliminates, adds, and modifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance is to be applied on a retrospective basis. The adoption of this guidance on October 1, 2021 did not significantly impact Adient's consolidated financial statements for the nine months ended June 30, 2022.

On October 1, 2021, Adient adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 modifies ASC 740, Income Taxes, by simplifying accounting for income taxes. As part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements, the FASB’s amendments may impact both interim and annual reporting periods. The adoption of this guidance on October 1, 2021 did not significantly impact Adient's consolidated financial statements for the nine months ended June 30, 2022.

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

Adient has elected to include shipping and handling fees billed to customers in revenue, while including costs of shipping and handling in cost of sales. Taxes collected from customers are excluded from revenue and credited directly to obligations to the appropriate government agencies. Payment terms with customers are established based on customary industry and regional practices. Adient has evaluated the terms of its arrangements and determined that they do not contain significant financing components.

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contracts assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities were identified at September 30, 2021 or at June 30, 2022. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for disaggregated revenue by geographical market.

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

In April 2022, Adient entered into an agreement whereby Adient would purchase all of the issued and outstanding equity interest in YFAT held by KEIPER for ¥150 million ($24 million). Adient made an initial deposit of ¥37 million ($6 million) (reflected within other current assets as of June 30, 2022), and a second deposit of ¥37 million ($6 million) in April 2022, which represents 50% of the estimated purchase price. The transaction is subject to a public bidding process and other customary regulatory approvals, and is expected to be completed in the second half of calendar year 2022. The remaining 50% of the estimated purchase price will be paid at the time of completion of the transaction.

Also, Adient has entered into agreements whereby Adient would transfer all of the issued and outstanding equity interests in two joint ventures in China held directly by Adient, each of which represents 25% of their total issued and outstanding equity interests, to Yanfeng for $3 million. As a result, Adient concluded that indicators of other-than-temporary impairment were present related to the investments in these joint ventures, and recorded a non-cash impairment charge of $3 million during the second quarter of fiscal 2022. The transactions are expected to be completed during the second half of fiscal 2022.

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

Russia/Ukraine conflict

Following Russia's invasion of Ukraine in February 2022, Adient has determined to withdraw from the Russian market. Adient recorded a charge of $3 million during the second quarter of fiscal 2022, which included a $2 million impairment of Adient's Russian entity and $1 million of allowance for doubtful accounts in EMEA. Adient's Russian operation, which primarily produces automotive seating trim products for the domestic market, recorded $7 million of net sales and de minimis amount of net income in fiscal 2021. In July 2022, Adient entered into a sale agreement and finalized the sale transaction of its Russian operation for one ruble. In conjunction with the sale transaction, Adient will record an additional charge of $3 million related to accumulated foreign currency translation losses that are reflected in accumulated other comprehensive income (loss) under shareholders' equity on Adient's consolidated statements of financial position as of June 30, 2022.

Assets held for sale

During the first quarter of fiscal 2022, Adient committed to sell certain assets in EMEA. As a result, these assets were classified as assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in an impairment charge of $7 million. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." During the third quarter of fiscal 2022, the impairment charge was reduced by $1 million as the finalized sale agreement indicated a higher sale price than the originally estimated fair value.

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
Adient plc | Form 10-Q | 12

sale of the assets in France was completed during the third quarter of fiscal 2021 for minimal proceeds while the sale of the assets in Turkey was completed in October 2021 for total proceeds of $46 million, of which $36 million was collected at closing, and $10 million was collected in the second quarter of fiscal 2022.

4. Inventories

Inventories consisted of the following:

(in millions)	June 30, 2022	September 30, 2021
Raw materials and supplies	$765	$750
Work-in-process	24	29
Finished goods	164	197
Inventories	$953	$976

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2021	$607	$354	$1,251	$2,212
Currency translation and other	1	(38)	(53)	(90)
Balance at June 30, 2022	$608	$316	$1,198	$2,122

Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for more information on Adient's reportable segments.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	June 30, 2022			September 30, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$86	$(24)	$62	$86	$(19)	$67
Customer relationships	627	(201)	426	649	(178)	471
Trademarks	18	(16)	2	26	(21)	5
Miscellaneous	26	(12)	14	24	(12)	12
Total intangible assets	$757	$(253)	$504	$785	$(230)	$555

Amortization of other intangible assets for the nine months ended June 30, 2022 and 2021 was $40 million and $29 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	Nine Months Ended June 30,
(in millions)	2022	2021
Balance at beginning of period	$23	$24
Accruals for warranties issued during the period	7	7
Changes in accruals related to pre-existing warranties (including changes in estimates)	—	(1)
Settlements made (in cash or in kind) during the period	(7)	(6)
Currency translation	(1)	—
Balance at end of period	$22	$24

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

The components of lease costs included in the consolidated statement of income (loss) for the three and nine months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Operating lease cost	$32	$32	$90	$94
Short-term lease cost	2	4	14	16
Total lease cost	$34	$36	$104	$110

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

Adient plc | Form 10-Q | 14

(in millions)		June 30, 2022	September 30, 2021
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$293	$335

Operating lease liabilities - current	Other current liabilities	$85	$89
Operating lease liabilities - noncurrent	Other noncurrent liabilities	209	246
		$294	$335

Weighted average remaining lease term:
Operating leases		6 years	6 years

Weighted average discount rate:
Operating leases		5.4%	5.2%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of June 30, 2022 are as follows:

Operating leases
Fiscal years (in millions)	June 30, 2022
2022 (excluding the nine months ended June 30, 2022)	$26
2023	89
2024	66
2025	47
2026	31
Thereafter	81
Total lease payments	340
Less: imputed interest	(46)
Present value of lease liabilities	$294

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended June 30,
(in millions)	2022	2021
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$38	$102

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$89	$96

Adient plc | Form 10-Q | 15

8. Debt and Financing Arrangements

Debt consisted of the following:

(in millions)	June 30, 2022	September 30, 2021
Long-term debt:
Term Loan B - LIBOR plus 3.25% due in 2028	$990	$998
4.875% Notes due in 2026	795	795
3.50% Notes due in 2024	860	1,161
9.00% Notes due in 2025	92	600
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	—	156
Finance lease obligations	1	1
Less: debt issuance costs	(20)	(32)
Gross long-term debt	2,718	3,679
Less: current portion	11	167
Net long-term debt	$2,707	$3,512

Short-term debt:
Other bank borrowings	$9	$17
Total short-term debt	$9	$17

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. On November 24, 2021, Adient entered into an amendment to its ABL Credit Facility (the “ABL Amendment”) to amend certain terms and provisions, including to (i) change the interest rate benchmark rates applicable under the ABL Credit Facility for borrowings denominated in euro, Swedish krona and pounds sterling to EURIBOR, STIBOR, and SONIA, in each case subject to certain adjustments, and (ii) update the provisions in our ABL Credit Facility by which U.S. dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark, in each case, to reflect the most recent standards and practices used in the industry. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to LIBOR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of June 30, 2022, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $780 million (net of $42 million of letters of credit).

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
Adient plc | Form 10-Q | 16

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

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, previously maintained $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. During the fourth quarter of fiscal 2020, Adient redeemed $103 million of face value of these notes, resulting in a remaining balance of $797 million as of September 30, 2020. Adient further redeemed $2 million of the notes during fiscal 2021, resulting in a remaining balance of $795 million as of June 30, 2022 and September 30, 2021. AGH also previously maintained €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. In February 2022, Adient repurchased €177 million ($198 million) of the 3.50% unsecured notes due 2024 at a price of 102% of the principal plus €17 million ($19 million) of accrued and unpaid interest, and wrote off €1 million ($1 million) of previously deferred financing costs to net financing charges. As of June 30, 2022, the remaining balance of this debt was €823 million ($860 million).

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, previously maintained €135 million ($150 million) in an unsecured term loan from the European Investment Bank ("EIB") due in 2022. The loan bore interest at the 6-month EURIBOR rate plus 158 basis points. During the first quarter of fiscal 2021, Adient repaid $16 million of the EIB loan, triggered in part by the redemption of debt in the prior year. Adient repaid $20 million of the EIB loan in May 2021, triggered by the prior year sale of the fabrics business. Adient fully repaid the remaining balance of the EIB loan in May 2022 upon its maturity.

On April 20, 2020, Adient US issued $600 million (net proceeds of $591 million) aggregate principal amount of 9.00% Senior First Lien Notes due 2025. These notes will mature on April 15, 2025, provided that if AGH has not refinanced (or otherwise redeemed) in whole its outstanding 3.50% unsecured notes due 2024 or any refinancing indebtedness thereof that matures earlier than 91 days prior to the maturity date of the Senior First Lien Notes due 2025 on or prior to May 15, 2024, these notes will mature on May 15, 2024. Interest on these notes is due on April 15 and October 15 each year, beginning on October 15, 2020. These notes contain covenants that are usual and customary, similar to the covenants on the Senior First Lien Notes due 2026 as described above. Adient incurred $10 million of debt issuance cost associated with this new debt in fiscal 2020. In February 2022, Adient repurchased $508 million of 9.00% Senior First Lien Notes due 2025 at a price of 105.875% of the principal plus $15 million of accrued and unpaid interest, and wrote off $6 million of previously deferred financing costs to net financing charges. As of June 30, 2022, the remaining balance of this debt was $92 million.

Adient plc | Form 10-Q | 17

Net Financing Charges

Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Interest expense, net of capitalized interest costs	$36	$46	$121	$162
Banking fees and debt issuance cost amortization	6	14	20	27
Interest income	(2)	(2)	(5)	(6)
Premium paid on repurchase of debt	—	4	34	49
Derivative loss on Yanfeng transaction	—	24	3	24
Net foreign exchange	(1)	1	(1)	—
Net financing charges	$39	$87	$172	$256

Total interest paid on both short and long-term debt for the nine months ended June 30, 2022 and 2021 was $126 million and $183 million, respectively.

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of June 30, 2022, $262 million has been funded under these programs compared to $126 million as of September 30, 2021.

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2022 and September 30, 2021, respectively.
As of June 30, 2022, the €823 million ($860 million) aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.
Adient entered into a cross-currency interest rate swap during fiscal 2019 to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swap is reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Japan. The contract matured during the fourth quarter of fiscal 2021. As of June 30, 2022, there was no outstanding Japanese yen denominated cross-currency interest rate swap.

Adient plc | Form 10-Q | 18

Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Adient's Term Loan B Agreement. The interest rate caps were designated as cash flow hedges under ASC 815. As of June 30, 2022, Adient had two outstanding interest rate caps with total notional amount of approximately $200 million. During the third quarter of fiscal 2021, in conjunction with the Term Loan B Amendment as discussed in Note 8, "Debt and Financing Arrangements," Adient de-designated these two contracts, the impact of which was not material.

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

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	June 30, 2022	September 30, 2021	June 30, 2022	September 30, 2021
Other current assets
Foreign currency exchange derivatives	$9	$8	$1	$—
Other noncurrent assets
Foreign currency exchange derivatives	—	—	—	1
Total assets	$9	$8	$1	$1

Other current liabilities
Foreign currency exchange derivatives	$17	$11	$—	$13
Other noncurrent liabilities
Foreign currency exchange derivatives	3	4	—	—
Long-term debt
Foreign currency denominated debt	860	1,161	—	—
Total liabilities	$880	$1,176	$—	$13

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of June 30, 2022 and September 30, 2021, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	June 30, 2022	September 30, 2021	June 30, 2022	September 30, 2021
Gross amount recognized	$10	$9	$880	$1,189
Gross amount eligible for offsetting	(10)	(9)	(10)	(9)
Net amount	$—	$—	$870	$1,180

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

Adient plc | Form 10-Q | 19

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Foreign currency exchange derivatives	$(6)	$21	$—	$40

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2022	2021	2022	2021
Foreign currency exchange derivatives	Cost of sales	$2	$1	$5	$(2)
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2022	2021	2022	2021
Foreign currency exchange derivatives	Cost of sales	$(2)	$—	$(1)	$(2)
Foreign currency exchange derivatives	Net financing charges	(5)	(24)	(24)	(22)
Total		$(7)	$(24)	$(25)	$(24)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $59 million and $(17) million for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges. For the three months ended June 30, 2022 and 2021, no ineffectiveness was recognized in the consolidated statements of income (loss) resulting from cash flow hedges.

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
Adient plc | Form 10-Q | 20

Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$10	$—	$10	$—
Total assets	$10	$—	$10	$—
Other current liabilities
Foreign currency exchange derivatives	$17	$—	$17	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$20	$—	$20	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent assets
Interest rate cap	1	—	1	—
Total assets	$9	$—	$9	$—
Other current liabilities
Foreign currency exchange derivatives	$24	$—	$24	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	4	—	4	—
Total liabilities	$28	$—	$28	$—

Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2022 and September 30, 2021, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Cross-currency interest rate swaps Adient determines the fair value of a cross-currency interest rate swap contract using a market approach which is based on quoted market price for similar instruments in markets. All significant inputs are corroborated by observable market data for the term of such a contract. Adient selectively uses cross-currency interest rate swaps to hedge portions of its net investments. As of June 30, 2022, Adient had one ¥150 million ($23 million) cross-currency interest rate swap outstanding which was designated as a net investment hedge in Adient's net investment in China.

Adient plc | Form 10-Q | 21

Interest rate caps Adient determines the fair value of an interest rate cap contract using a market approach which is based on quoted market price for identical or similar instruments in markets. All significant inputs are corroborated by observable market data for the term of such a contract. Adient selectively uses interest rate caps to limit the impact of floating rate interest payment increases on its Term Loan B Agreement. As of June 30, 2022, Adient had two interest rate caps outstanding totaling approximately $200 million which are going to mature in August 2022.
The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.5 billion and $3.8 billion at June 30, 2022 and September 30, 2021, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Equity and Noncontrolling Interests

For the nine months ended June 30, 2022:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2021	$—	$3,991	$(988)	$(627)	$2,376	$342	$2,718
Net income (loss)	—	—	(165)	—	(165)	29	(136)
Foreign currency translation adjustments	—	—	—	(110)	(110)	(10)	(120)
Realized and unrealized gains (losses) on derivatives	—	—	—	(5)	(5)	—	(5)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(19)	(19)
Purchase of subsidiary shares from noncontrolling interest	—	12	—	—	12	(12)	—
Share based compensation and other	—	15	—	—	15	—	15
Balance at June 30, 2022	$—	$4,018	$(1,153)	$(742)	$2,123	$330	$2,453

For the three months ended June 30, 2022:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at March 31, 2022	$—	$4,008	$(1,123)	$(600)	$2,285	$340	$2,625
Net income (loss)	—	—	(30)	—	(30)	6	(24)
Foreign currency translation adjustments	—	—	—	(135)	(135)	(13)	(148)
Realized and unrealized gains (losses) on derivatives	—	—	—	(7)	(7)	—	(7)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(3)	(3)
Share based compensation and other	—	10	—	—	10	—	10
Balance at June 30, 2022	$—	$4,018	$(1,153)	$(742)	$2,123	$330	$2,453

For the nine months ended June 30, 2021:

Adient plc | Form 10-Q | 22

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2020	$—	$3,974	$(2,096)	$(665)	$1,213	$322	$1,535
Net income (loss)	—	—	148	—	148	51	199
Foreign currency translation adjustments	—	—	—	53	53	9	62
Realized and unrealized gains (losses) on derivatives	—	—	—	34	34	—	34
Dividends attributable to noncontrolling interests	—	—	—	—	—	(40)	(40)
Change in noncontrolling interest share	—	—	—	—	—	(3)	(3)
Share based compensation and other	—	19	—	—	19	1	20
Balance at June 30, 2021	$—	$3,993	$(1,948)	$(578)	$1,467	$340	$1,807

For the three months ended June 30, 2021:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at March 31, 2021	$—	$3,985	$(1,877)	$(619)	$1,489	$353	$1,842
Net income (loss)	—	—	(71)	—	(71)	16	(55)
Foreign currency translation adjustments	—	—	—	24	24	3	27
Realized and unrealized gains (losses) on derivatives	—	—	—	17	17	—	17
Dividends attributable to noncontrolling interests	—	—	—	—	—	(29)	(29)
Change in noncontrolling interest share	—	—	—	—	—	(3)	(3)
Share based compensation and other	—	8	—	—	8	—	8
Balance at June 30, 2021	$—	$3,993	$(1,948)	$(578)	$1,467	$340	$1,807

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Foreign currency translation adjustments
Balance at beginning of period	$(592)	$(605)	$(617)	$(634)
Aggregate adjustment for the period, net of tax	(135)	24	(110)	53
Balance at end of period	$(727)	$(581)	$(727)	$(581)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$(6)	$(11)	$(8)	$(28)
Current period changes in fair value, net of tax	(5)	18	—	33
Reclassification to income, net of tax	(2)	(1)	(5)	1
Balance at end of period	$(13)	$6	$(13)	$6
Pension and postretirement plans
Balance at beginning of period	$(2)	$(3)	$(2)	$(3)
Balance at end of period	$(2)	$(3)	$(2)	$(3)
Accumulated other comprehensive income (loss), end of period	$(742)	$(578)	$(742)	$(578)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Beginning balance	$48	$44	$240	$43
Net income	4	6	26	19
Dividends	—	—	(33)	(14)
Change in redeemable noncontrolling interest	—	—	(186)	—
Foreign currency translation adjustments	(7)	(2)	(2)	—
Ending balance	$45	$48	$45	$48

Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information on the change in redeemable noncontrolling interest during the nine months ended June 30, 2022.

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Service cost	$1	$2	$5	$6
Interest cost	2	3	8	7
Expected return on plan assets	(3)	(6)	(11)	(14)
Net actuarial and settlement/curtailment (gain) loss	(3)	(1)	(3)	(1)
Net periodic benefit cost	$(3)	$(2)	$(1)	$(2)

The interest cost and expected return on plan assets components of net periodic benefit cost are included in other pension expense (income) in the consolidated statements of income (loss).

During the three months ended June 30, 2022, Adient remeasured pension plans in the Americas and recorded a mark-to-market gain of $4 million and a curtailment loss of $1 million. During the three months ended June 30, 2021, Adient remeasured a pension plan in the Americas and recorded a mark-to-market gain of $1 million.

13. Restructuring and Impairment Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

During fiscal 2022, Adient committed to a restructuring plan ("2022 Plan") of $20 million that was offset by $8 million of prior year underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA and Americas. The restructuring actions are expected to be substantially completed by fiscal 2023.

Adient plc | Form 10-Q | 24

(in millions)	Employee Severance and Termination Benefits	Total
Original reserve	$20	$20
Utilized—cash	(5)	(5)
Noncash adjustment—other	(1)	(1)
Balance at June 30, 2022	$14	$14

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

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2021	$22	$—	$22
Utilized—cash	(15)	—	(15)
Noncash adjustment—other	(1)	(1)	(2)
Balance at June 30, 2022	$6	$(1)	$5

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

The following table summarizes the changes in Adient's 2020 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2021	$75	$2	$77
Utilized—cash	(23)	—	(23)
Noncash adjustment—underspend/other	(6)	(6)	(12)
Balance at June 30, 2022	$46	$(4)	$42

The following table summarizes the changes in Adient's 2019 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2021	$8	$1	$9
Utilized—cash	(4)	—	(4)
Noncash adjustment—underspend/other	(1)	—	(1)
Balance at June 30, 2022	$3	$1	$4

Adient plc | Form 10-Q | 25

During the first nine months of fiscal 2022, there was $2 million of cash utilized against the 2018, 2017 and 2016 Plan's reserve balances. The majority of the cash utilized during the period was related to the 2016 Plan's reserve balance. The 2018, 2017, and 2016 Plan's reserve balances at June 30, 2022 were $2 million, $2 million, and $1 million, respectively.

Adient's restructuring plans include workforce reductions of approximately 15,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2022, approximately 14,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-nine plant closures. As of June 30, 2022, twenty-one of the twenty-nine plants have been closed.

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

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended June 30, 2022, Adient’s income tax expense was $20 million on income before income taxes of $0 million. For the nine months ended June 30, 2022, Adient's income tax expense was $65 million equating to an effective tax rate of (144)%. The three and nine month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, foreign tax rate differentials, and the recognition of valuation allowances in Canada. For the three and nine months ended June 30, 2021, Adient’s income tax expense was $10 million equating to an effective tax rate of (26)%, and $90 million equating to an effective tax rate of 29%, respectively. The three and nine month income tax expense was higher than the statutory rate impact of 12.5% primarily due to foreign tax rate differentials and the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by a tax benefit from the write-off of a deferred tax liability related to withholding taxes.

Valuation Allowances

As a result of the Company's third quarter fiscal 2022 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined it was more likely than not that deferred tax assets in Canada would not be realized and recorded income tax expense of $12 million to establish a valuation allowance.

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

Uncertain Tax Positions

At June 30, 2022, Adient had gross tax effected unrecognized tax benefits of $463 million. If recognized, $124 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at June 30, 2022 was approximately $22 million (net of tax benefit). The interest and penalties accrued for the three and nine months ended June 30,
Adient plc | Form 10-Q | 26

2022 was $2 million and $7 million, respectively. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Impacts of Tax Legislation and Change in Statutory Tax Rates

Tax legislation was adopted during the nine months ended June 30, 2022 in various jurisdictions, which did not have a material impact on Adient’s consolidated financial statements.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net Sales
Americas	$1,673	$1,440	$4,767	$4,821
EMEA	1,215	1,328	3,663	4,568
Asia	627	516	2,134	1,658
Eliminations	(30)	(42)	(93)	(138)
Total net sales	$3,485	$3,242	$10,471	$10,909
Adient plc | Form 10-Q | 27

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Adjusted EBITDA
Americas	$70	$23	$125	$219
EMEA	31	22	104	277
Asia	64	92	283	364
Corporate-related costs (1)	(22)	(19)	(64)	(61)
Restructuring and impairment costs (2)	(12)	(8)	(20)	(20)
Purchase accounting amortization (3)	(14)	(11)	(41)	(32)
Restructuring related charges (4)	(1)	—	(5)	(6)
Gain on sale / (impairment) of nonconsolidated partially-owned affiliates (5)	—	—	(9)	33
Depreciation	(72)	(71)	(223)	(210)
Stock based compensation	(7)	(10)	(21)	(36)
Other items (6)	(2)	26	(8)	28
Earnings (loss) before interest and income taxes	35	44	121	556
Net financing charges	(39)	(87)	(172)	(256)
Other pension income (expense)	4	4	6	8
Income (loss) before income taxes	$—	$(39)	$(45)	$308

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. During the nine months ended June 30, 2022, an impairment charge of $2 million related to net assets in Russia, and a held-for-sale impairment charge of $6 million were recorded in EMEA. During the nine months ended June 30, 2021, a held-for-sale impairment charge of $8 million was recorded in EMEA.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) The nine months ended June 30, 2022 reflects $3 million and $6 million of non-cash impairments of certain of Adient's investments in nonconsolidated partially-owned affiliates in China and South Africa, respectively. The nine months ended June 30, 2021 reflects a pre-tax gain of $33 million on the sale of Adient's interest in SJA. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information.
(6) The three months ended June 30, 2022 primarily reflects $2 million of transaction costs. The nine months ended June 30, 2022 reflects $7 million of transaction costs and $2 million of loss on finalization of asset sale in Turkey. The three months ended June 30, 2021 reflects $2 million of transaction costs and a one-time gain of $30 million associated with retrospective recoveries of Brazil indirect tax credits resulting from a favorable court ruling (of which $28 million relates to recoveries covering the past 20 years and is adjusted out of Americas' segment results). The nine months ended June 30, 2021 reflects a one-time gain of $38 million associated with the retrospective recoveries of Brazil indirect tax credits resulting from a favorable court ruling (of which $36 million relates to recoveries covering the past 20 years and is adjusted out of Americas' segment results), a $5 million gain on previously held interest at YFAS in an affiliate, and $13 million of transaction costs.

Adient plc | Form 10-Q | 28

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Americas
United States	$1,501	$1,298	$4,276	$4,332
Mexico	628	558	1,756	1,783
Other Americas	106	64	284	238
Regional elimination	(562)	(480)	(1,549)	(1,532)
	1,673	1,440	4,767	4,821
EMEA
Germany	258	261	737	891
Czech Republic	257	276	757	964
Other EMEA	1,030	1,144	3,170	3,918
Regional elimination	(330)	(353)	(1,001)	(1,205)
	1,215	1,328	3,663	4,568
Asia
Thailand	101	113	370	357
China	274	171	1,004	525
Japan	59	60	183	253
Other Asia	200	177	597	539
Regional elimination	(7)	(5)	(20)	(16)
	627	516	2,134	1,658

Inter-segment elimination	(30)	(42)	(93)	(138)

Total	$3,485	$3,242	$10,471	$10,909

The increase in net sales in China is attributable to the consolidation of CQADNT beginning October 1, 2021. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information.

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of June 30, 2022 and September 30, 2021. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income (loss)" line in the consolidated statements of income (loss) for the three and nine months ended June 30, 2022 and 2021, respectively.

Adient plc | Form 10-Q | 29

Adient maintains total investments in partially-owned affiliates of $348 million and $335 million at June 30, 2022 and September 30, 2021, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Nine Months Ended June 30,
(in millions)	2022	2021
Income statement data:
Net sales	$2,993	$6,795
Gross profit	$291	$717
Net income	$132	$418
Net income attributable to the entity	$131	$413

The decrease in net sales and profitability at Adient's nonconsolidated partially-owned affiliates are primarily attributable to the 2021 Yanfeng Transaction. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for transactions involving Adient's investments in nonconsolidated partially-owned affiliates. Further, Adient is pursing a sale of a portion of a partially-owned affiliate in South Africa for $2 million. As a result, Adient concluded that indicators of other-than-temporary impairment were present related to this joint venture and recorded a non-cash impairment charge of $6 million during the second quarter of fiscal 2022.

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $6 million and $8 million at June 30, 2022 and September 30, 2021, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

Adient plc | Form 10-Q | 30

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)		2022	2021	2022	2021
Net sales to related parties	Net sales	$53	$70	$175	$209
Purchases from related parties	Cost of sales	95	139	298	433

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		June 30, 2022	September 30, 2021
Accounts receivable due from related parties	Accounts receivable	$34	$30
Accounts payable due to related parties	Accounts payable	69	41

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-Q | 31

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Adient plc | Form 10-Q | 32

Supply Chain Disruptions, Inflationary Pressures and Russia/Ukraine Conflict

The global automotive industry continues to experience widespread supply chain disruptions related to semiconductor chip shortages, hostilities in Ukraine and COVID-19 lockdowns in China. Although Adient’s seating products are not highly dependent on semiconductor chips, Adient is directly impacted by the lower production levels at the OEMs as a result of these supply disruptions. These disruptions have led to unplanned downtime at Adient’s production facilities, often with very little warning, which results in operating inefficiencies and limits Adient’s ability to adequately mitigate such inefficiencies. Additionally, the Russia/Ukraine conflict has resulted in further disruptions in the global automotive industry. Although Adient does not have significant presence in Russia and no presence in Ukraine, some of Adient's customers' operations have been adversely impacted by unstable supplies of other components. Adient is also experiencing higher utility costs in EMEA as a result of the Russia/Ukraine conflict. The automotive industry has also experienced a period of sustained price increases for commodities, primarily related to steel, and to a lesser extent petrochemicals, as well as for freight and utilities. These utility, commodity and shipping cost increases may continue into the future as demand increases and supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset. Adient has also experienced wage inflationary pressures as a result of constrained labor availability. Although Adient has developed and implemented strategies to mitigate the impact of higher utility, commodity, labor and shipping costs, these strategies (which include targeted SG&A savings through hiring freezes, delayed merit increases, suspended 401(k) matches in the U.S. and RSU replacement awards in lieu of salary for certain executives of Adient), together with commercial negotiations with Adient's customers and suppliers, are only expected to offset a portion of the adverse impact. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

On-Going Impact of COVID-19

The impact of COVID-19, and related mutations including the Omicron variant, continues to be present throughout the world, including in all global and regional markets served by Adient. The elevated COVID-19 rates in China have led to new or continuing widespread lockdowns during the second and third quarters of fiscal 2022, negatively impacting automotive production levels in that region, along with creating further supply chain disruptions. Although vaccines have been introduced that are expected to have the result of reducing the effect of COVID-19 and COVID-19 has waned in certain geographic areas, governmental authorities continue to implement numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. Adient's manufacturing facilities are located in areas that continue to be affected by the pandemic.

Although the global automotive industry experienced increased demand for new vehicles as the industry emerged from the global shutdowns in late fiscal year 2020 and early fiscal year 2021, it is possible that, in the event of the resurgence of COVID-19, the global automotive industry will experience significantly lower demand for new vehicle sales over the long-term as a result of the global economic slowdown caused by the COVID-19 pandemic because new vehicle sales are highly dependent on strong consumer confidence and low unemployment. As a result, new vehicle sales could be significantly lower than historical and previously projected pre-pandemic sales levels.

Throughout fiscal years 2020 and 2021 and continuing in fiscal year 2022, Adient actively monitors the threat and impacts of COVID-19. Adient has taken, and continues to take, steps to mitigate the potential risks to the Company posed by COVID-19 and its impacts. In addition, Adient continues to assess and update its business continuity plans in the context of this pandemic, including analyzing constraints at its customers and suppliers, particularly components and labor-related shortages, respectively. Adient has taken precautions to help keep its workforce healthy and safe, including establishing a Global Response Team, implementing strict travel restrictions, enforcing rigorous hygiene protocols, increasing sanitization efforts at all facilities, enacting visitor restrictions, social distancing, face covering expectations, and temperature and health screenings and implementing remote working arrangements for the vast majority of Adient's employees who work outside the plants.

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
Adient plc | Form 10-Q | 33

current assumptions regarding the impact of COVID-19, Adient believes that its current financial resources will be sufficient to fund the company's liquidity requirements for at least the next twelve months.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During fiscal 2021, automotive production across the globe declined due to the economic slow down resulting from the COVID-19 pandemic and the widespread supply chain disruptions primarily due to semiconductor chip shortages. During the first nine months of fiscal 2022, global light vehicle production decreased 4.9% year over year as a result of on-going supply chain disruptions. Unplanned production stoppages by customers resulted in lower sales as well as higher operational costs and other surcharges at Adient. The challenging operational environment is expected to continue for the remainder of fiscal 2022 and into fiscal 2023.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended June 30,			Nine Months Ended June 30,
(units in millions)	2022	Change	2021	2022	Change	2021
Global	18.8	—%	18.8	59.9	(4.9)%	63.0
North America	3.6	11.7%	3.2	10.4	(2.8)%	10.7
South America	0.7	12.8%	0.6	2.0	(4.8)%	2.1
EMEA	3.9	(6.1)%	4.2	11.9	(16.8)%	14.3
China	5.5	(5.9)%	5.8	19.4	—%	19.4
Asia, excluding China, and Other	5.1	3.0%	4.9	16.2	(1.8)%	16.5

Source: IHS Automotive, July 2022

Financial Results Summary
Significant aspects of Adient's financial results for the third quarter of fiscal 2022 include the following:

•Adient recorded net sales of $3,485 million for the third quarter of fiscal 2022, representing an increase of $243 million or 7.5% when compared to the third quarter of fiscal 2021. The increase in net sales is attributable to higher overall production volumes in the Americas, operational footprint changes primarily related to the consolidation of CQADNT in China, favorable material economics recoveries, and higher levels of commercial settlements, partially offset by unplanned operational interruptions and production stoppages primarily resulting from semiconductor chip shortages and other supply chain issues intensified by the Russia/Ukraine conflict in EMEA and the COVID-19 lockdowns in China, and the unfavorable impact of foreign currencies.

•Gross profit was $173 million, or 5.0% of net sales, for the third quarter of fiscal 2022 compared to $150 million, or 4.6% of net sales for the third quarter of fiscal 2021. Profitability, including gross profit as a percentage of net sales, was higher due to favorable impacts of material economics, higher levels of commercial settlements, higher production volume in the Americas, and operational footprint changes primarily related to the consolidation of CQADNT in China, partially offset by operational inefficiencies including higher premium freight primarily resulting from semiconductor chip shortages and other supply chain issues intensified by the Russia/Ukraine conflict in EMEA and the COVID-19 lockdowns in China.

•Equity income was $16 million for the third quarter of fiscal 2022, compared to $38 million for the third quarter of fiscal 2021. The decrease is primarily attributable to prior year divestitures of Adient's interests in certain China joint ventures (YFAS, SJA and GZDFAS) as well as the acquisition of controlling interest in CQADNT, and operational interruptions and production stoppages resulting from semiconductor chip shortages and COVID-19 lockdowns in China.

•Net loss attributable to Adient was $30 million for the third quarter of fiscal 2022, compared to net loss attributable to Adient of $71 million for the third quarter of fiscal 2021. The lower net loss in the third quarter of fiscal 2022 is primarily attributable to the favorable impact of operational footprint changes primarily related to the consolidation of CQADNT in China, favorable material economics recoveries, higher commercial settlements, and lower net financing charges, partially offset by operational inefficiencies including higher premium freight resulting from semiconductor chip shortages and
Adient plc | Form 10-Q | 34

other supply chain issues as described above, lower equity income resulting from prior year divestitures of certain affiliates in China, and higher restructuring charges.

Consolidated Results of Operations

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	Change	2021	2022	Change	2021
Net sales	$3,485	7%	$3,242	$10,471	(4)%	$10,909
Cost of sales	3,312	7%	3,092	9,947	(2)%	10,120
Gross profit	173	15%	150	524	(34)%	789
Selling, general and administrative expenses	142	4%	136	439	1%	433
Restructuring and impairment costs	12	50%	8	20	—%	20
Equity income (loss)	16	(58)%	38	56	(75)%	220
Earnings (loss) before interest and income taxes	35	(20)%	44	121	(78)%	556
Net financing charges	39	(55)%	87	172	(33)%	256
Other pension expense (income)	(4)	—%	(4)	(6)	25%	(8)
Income (loss) before income taxes	—	n/a	(39)	(45)	>(100%)	308
Income tax provision (benefit)	20	100%	10	65	(28)%	90
Net income (loss)	(20)	59%	(49)	(110)	>(100%)	218
Income (loss) attributable to noncontrolling interests	10	(55)%	22	55	(21)%	70
Net income (loss) attributable to Adient	$(30)	58%	$(71)	$(165)	>(100%)	$148

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	Change	2021	2022	Change	2021
Net sales	$3,485	7%	$3,242	$10,471	(4)%	$10,909

Net sales increased by $243 million, or 7%, in the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021 due to higher production volumes ($112 million), operational footprint changes primarily related to the consolidation of CQADNT in China ($183 million), favorable material economics recoveries ($96 million), and higher levels of commercial settlements ($24 million), partially offset by the unfavorable impact of foreign currencies ($172 million). Production volumes, particularly in EMEA and Asia, continue to be adversely impacted by unplanned production stoppages resulting from semiconductor chip shortages and other supply chain issues which were intensified by the impact of the Russia/Ukraine conflict and COVID-19 lockdowns in China.

Net sales decreased by $438 million, or 4%, in the first nine months of fiscal 2022 as compared to the first nine months of fiscal 2021 due to unplanned production stoppages primarily resulting from semiconductor chip shortages and other supply chain issues which were intensified by the impact of the Russia/Ukraine conflict, and COVID-19 lockdowns in China ($705 million), the unfavorable impact of foreign currencies ($371 million), and lower levels of commercial settlements ($43 million), partially offset by favorable material economics recoveries ($240 million) and operational footprint changes primarily related to the consolidation of CQADNT in China ($441 million).

Adient plc | Form 10-Q | 35

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	Change	2021	2022	Change	2021
Cost of sales	$3,312	7%	$3,092	$9,947	(2)%	$10,120
Gross profit	$173	15%	$150	$524	(34)%	$789
% of sales	5.0%		4.6%	5.0%		7.2%

Cost of sales increased by $220 million, or 7%, and gross profit increased by $23 million in the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021. The year over year increase in cost of sales was due to higher production volumes ($116 million), operational footprint changes primarily related to the consolidation of CQADNT in China ($153 million), higher commodity costs ($80 million), operational inefficiencies including higher premium freight resulting from unplanned production stoppages ($20 million), prior year non-recurring favorable items ($28 million), and higher depreciation and amortization expense ($2 million), partially offset by the favorable impact of foreign currencies ($172 million) and favorable supplier pricing ($8 million). Gross profit was impacted by favorable material economics recoveries, and operational footprint changes primarily related to the consolidation of CQADNT in China, partially offset by inefficiencies caused by unplanned production stoppages, less favorable product mix, and prior year non-recurring favorable items. Refer to the segment analysis below for a discussion of segment profitability.

Cost of sales decreased by $173 million, or 2%, and gross profit decreased by $265 million in the first nine months of fiscal 2022 as compared to the first nine months of fiscal 2021. The year over year decrease in cost of sales was due to lower volumes primarily resulting from the semiconductor chip shortages and other supply chain issues which were intensified by the impact of the Russia/Ukraine conflict and COVID-19 lockdowns in China ($542 million), the favorable impact of foreign currencies ($352 million), and favorable supplier pricing ($39 million), partially offset by operational footprint changes primarily related to the consolidation of CQADNT in China ($373 million), higher commodity costs ($246 million), operational inefficiencies including higher premium freight resulting from unplanned production stoppages ($98 million), prior year non-recurring favorable items ($33 million), and higher depreciation and amortization expense ($9 million). Gross profit was unfavorably impacted by lower overall volumes, the unfavorable impact of foreign currencies, higher commodity costs, inefficiencies caused by unplanned production stoppages, and prior year non-recurring favorable items, partially offset by operational footprint changes primarily related to the consolidation of CQADNT in China. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	Change	2021	2022	Change	2021
Selling, general and administrative expenses	$142	4%	$136	$439	1%	$433
% of sales	4.1%		4.2%	4.2%		4.0%

Selling, general and administrative expenses (SG&A) increased by $6 million, or 4% in the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021. The year over year increase in SG&A is attributable to the prior year acquisitions and consolidations of CQADNT and LFADNT ($7 million), higher amortization expense attributable to the acquired intangible assets ($3 million), and higher overall engineering and other administrative spending ($8 million), partially offset by lower compensation expense including stock-based and performance-based incentive compensation costs ($6 million), and the favorable impact of foreign currencies ($6 million).

Selling, general and administrative expenses (SG&A) for the first nine months of fiscal 2022 increased by $6 million as compared to the first nine months of fiscal 2021. The year over year increase in SG&A is attributable to higher overall engineering and other administrative spending in the current year (primarily the Malaysia flooding event and certain legal settlements) and certain one-time non-recurring benefits in the prior year ($27 million), higher depreciation expense ($5 million), higher amortization expense attributable to the acquired intangible assets ($10 million), and the prior year acquisitions and consolidations of CQADNT and LFADNT ($24 million). These were offset by lower compensation expense including stock-based and performance-based incentive compensation costs ($43 million), the favorable impact of foreign currencies ($11 million), and lower transaction costs ($6 million).

Adient plc | Form 10-Q | 36

Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	Change	2021	2022	Change	2021
Restructuring and impairment costs	$12	50%	$8	$20	—%	$20

Restructuring and impairment costs were higher by $4 million during the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021 and consistent for the nine months ended June 30, 2022 as compared to the nine months ended June 30, 2021. Refer to Note 3, "Acquisitions and Divestitures," and Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Equity Income (Loss)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	Change	2021	2022	Change	2021
Equity income (loss)	$16	(58)%	$38	$56	(75)%	$220

Equity income was $16 million for the third quarter of fiscal 2022, compared to $38 million in the third quarter of fiscal 2021. The decrease is primarily attributable to prior year divestitures of Adient's interests in certain China joint ventures (YFAS, GZDFAS and SJA) as well as acquisition of controlling interest in CQADNT ($17 million), along with operational interruptions and production stoppages resulting from semiconductor chip shortages and COVID-19 lockdowns in China ($5 million).

Equity income was $56 million for the first nine months of fiscal 2022, compared to $220 million for the first nine months of fiscal 2021. The decrease is primarily attributable to prior year divestitures of Adient's interests in certain China joint ventures (YFAS, GZDFAS and SJA) as well as the acquisition of controlling interest in CQADNT ($135 million, including a $33 million gain on sale of SJA), operational interruptions and production stoppages resulting from semiconductor chip shortages and COVID-19 lockdowns primarily in China ($19 million), higher restructuring charges primarily at Adient's affiliates in China ($5 million), and current year non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates in South Africa and China ($9 million), partially offset by lower purchase accounting amortization ($2 million) and the favorable impact of foreign currencies ($2 million).

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	Change	2021	2022	Change	2021
Net financing charges	$39	(55)%	$87	$172	(33)%	$256

Net financing charges decreased in the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021 as a result of lower levels of outstanding debt, premiums paid to tender outstanding debt in the prior year, and the prior year write offs of deferred financing costs. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions during the current quarter and components of the net financing charges.

Net financing charges decreased for the first nine months of fiscal 2022 as compared to the first nine months of fiscal 2021 as a result of lower levels of outstanding debt, lower amounts of premiums paid to tender outstanding debt, and higher levels of write offs of deferred financing costs in the prior year. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions during fiscal 2022 and components of the net financing charges.

Adient plc | Form 10-Q | 37

Other Pension Expense (Income)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	Change	2021	2022	Change	2021
Other pension expense (income)	$(4)	—%	$(4)	$(6)	25%	$(8)

Other pension income remained consistent year over year. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	Change	2021	2022	Change	2021
Income tax provision (benefit)	$20	100%	$10	$65	(28)%	$90

The third quarter of fiscal 2022 income tax expense of $20 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, foreign tax rate differentials, and the recognition of valuation allowances in Canada. The third quarter of fiscal 2021 income tax expense of $10 million was higher than the statutory rate of 12.5% primarily due to foreign tax rate differentials and the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by a tax benefit from the write-off of a deferred tax liability related to withholding taxes.

The first nine months of fiscal 2022 income tax expense of $65 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, foreign tax rate differentials, and the recognition of valuation allowances in Canada. The first nine months of fiscal 2021 income tax expense of $90 million was higher than the statutory rate of 12.5% primarily due to foreign tax rate differentials and the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by a tax benefit from the write-off of a deferred tax liability related to withholding taxes.

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	Change	2021	2022	Change	2021
Income (loss) attributable to noncontrolling interests	$10	(55)%	$22	$55	(21)%	$70

The decreases in income attributable to noncontrolling interests in the third quarter ($12 million) and the first nine months of fiscal 2022 ($15 million) as compared to the third quarter and first nine months of fiscal 2021 are primarily attributable to lower production volumes due to production stoppages and supply chain issues at certain Seating affiliates in various jurisdictions.

Net Income (Loss) Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	Change	2021	2022	Change	2021
Net income (loss) attributable to Adient	$(30)	58%	$(71)	$(165)	>(100%)	$148

Net loss attributable to Adient was $30 million for the third quarter of fiscal 2022, compared to $71 million of net loss attributable to Adient for the third quarter of fiscal 2021. The lower net loss in the third quarter of fiscal 2022 is primarily attributable to the favorable impact of operational footprint changes primarily related to the consolidation of CQADNT in China, favorable material economics recoveries, higher commercial settlements, and lower net financing charges, partially offset by operational inefficiencies including higher premium freight resulting from semiconductor chip shortages and other
Adient plc | Form 10-Q | 38

supply chain issues as described above, higher utilities and freight costs, lower equity income resulting from prior year divestitures of certain affiliates in China, and higher restructuring charges.

Net loss attributable to Adient was $165 million for the first nine months of fiscal 2022, compared to $148 million of net income attributable to Adient for the first nine months of fiscal 2021. The loss in the first nine months of fiscal 2022 is primarily attributable to unplanned production stoppages resulting from semiconductor chip shortages and other supply chain issues, which were intensified by the Russia/Ukraine conflict and COVID-19 lockdowns in China, higher utilities and freight costs, and lower equity income attributable to prior year divestitures of Adient's interests in YFAS and SJA, partially offset by lower net financing charges and income tax expense.

Comprehensive Income (Loss) Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	Change	2021	2022	Change	2021
Comprehensive income (loss) attributable to Adient	$(172)	>(100%)	$(30)	$(280)	>(100%)	$235

Comprehensive loss attributable to Adient was $172 million for the third quarter of fiscal 2022 compared to $30 million of comprehensive income for the third quarter of fiscal 2021. The decrease of $142 million is due primarily to the unfavorable impact of foreign currency translation adjustments ($180 million), and the impact of realized and unrealized losses on derivatives ($24 million), partially offset by a smaller net loss ($29 million) and lower comprehensive income attributable to noncontrolling interests ($33 million).

Comprehensive loss attributable to Adient was $280 million for the first nine months of fiscal 2022 compared to $235 million of comprehensive income for the first nine months of fiscal 2021. The decrease of $515 million is due primarily to a larger net loss ($328 million), the unfavorable impact of foreign currency translation adjustments ($184 million) and the impact of realized and unrealized losses on derivatives ($39 million), partially offset by lower comprehensive income attributable to noncontrolling interests ($36 million).

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

Financial information relating to Adient's reportable segments is as follows:

Adient plc | Form 10-Q | 39

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net Sales
Americas	$1,673	$1,440	$4,767	$4,821
EMEA	1,215	1,328	3,663	4,568
Asia	627	516	2,134	1,658
Eliminations	(30)	(42)	(93)	(138)
Total net sales	$3,485	$3,242	$10,471	$10,909

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Adjusted EBITDA
Americas	$70	$23	$125	$219
EMEA	31	22	104	277
Asia	64	92	283	364
Corporate-related costs (1)	(22)	(19)	(64)	(61)
Restructuring and impairment costs (2)	(12)	(8)	(20)	(20)
Purchase accounting amortization (3)	(14)	(11)	(41)	(32)
Restructuring related charges (4)	(1)	—	(5)	(6)
Gain on sale / (impairment) of nonconsolidated partially-owned affiliates (5)	—	—	(9)	33
Depreciation	(72)	(71)	(223)	(210)
Stock based compensation	(7)	(10)	(21)	(36)
Other items (6)	(2)	26	(8)	28
Earnings (loss) before interest and income taxes	35	44	121	556
Net financing charges	(39)	(87)	(172)	(256)
Other pension income (expense)	4	4	6	8
Income (loss) before income taxes	$—	$(39)	$(45)	$308

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. During the nine months ended June 30, 2022, an impairment charge of $2 million related to net assets in Russia, and a held-for-sale impairment charge of $6 million were recorded in EMEA. During the nine months ended June 30, 2021, a held-for-sale impairment charge of $8 million was recorded in EMEA.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) The nine months ended June 30, 2022 reflects $3 million and $6 million of non-cash impairments of certain of Adient's investments in nonconsolidated partially-owned affiliates in China and South Africa, respectively. The nine months ended June 30, 2021 reflects a pre-tax gain of $33 million on the sale of Adient's interest in SJA. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information.
Adient plc | Form 10-Q | 40

(6) The three months ended June 30, 2022 primarily reflects $2 million of transaction costs. The nine months ended June 30, 2022 reflects $7 million of transaction costs and $2 million of loss on finalization of asset sale in Turkey. The three months ended June 30, 2021 reflects $2 million of transaction costs and a one-time gain of $30 million associated with retrospective recoveries of Brazil indirect tax credits resulting from a favorable court ruling (of which $28 million relates to recoveries covering the past 20 years and is adjusted out of Americas' segment results). The nine months ended June 30, 2021 reflects a one-time gain of $38 million associated with the retrospective recoveries of Brazil indirect tax credits resulting from a favorable court ruling (of which $36 million relates to recoveries covering the past 20 years and is adjusted out of Americas' segment results), a $5 million gain on previously held interest at YFAS in an affiliate, and $13 million of transaction costs.

Americas

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	Change	2021	2022	Change	2021
Net sales	$1,673	16%	$1,440	$4,767	(1)%	$4,821
Adjusted EBITDA	$70	>100%	$23	$125	(43)%	$219

Net sales increased during the third quarter of fiscal 2022 by $233 million primarily as a result of higher current quarter production volumes despite operational interruptions due to certain unplanned production stoppages resulting from semiconductor chip shortages and other supply chain issues ($174 million), the favorable impact of material economics recoveries ($47 million), the impact of favorable commercial settlements and net pricing adjustments ($9 million), and favorable impact of foreign currencies ($3 million).

Net sales decreased during the first nine months of fiscal 2022 by $54 million primarily as a result of operational interruptions due to certain unplanned production stoppages resulting from semiconductor chip shortages and supply chain issues ($132 million), the impact of operational footprint changes ($20 million), and the impact of unfavorable commercial settlements and net pricing adjustments ($46 million), partially offset by the favorable impact of material economics recoveries ($142 million) and the favorable impact of foreign currencies ($2 million).

Adjusted EBITDA increased during the third quarter of fiscal 2022 by $47 million due to higher current quarter production volumes as explained above ($14 million), higher levels of commercial settlements and net pricing adjustments ($11 million), lower administrative and engineering expense ($11 million), favorable material economics, net of recoveries ($5 million), the favorable impact of foreign currencies ($4 million), and operational performance and other labor and overhead efficiency improvements, net of higher freight costs ($2 million).

Adjusted EBITDA decreased during the first nine months of fiscal 2022 by $94 million due to lower current year production volumes as explained above ($49 million), increased labor and freight costs along with other operating inefficiencies associated with lower volumes ($18 million), lower levels of commercial settlements and net pricing adjustments ($40 million), unfavorable material economics, net of recoveries ($15 million), and the impact of operational footprint changes ($4 million), partially offset by lower administrative and engineering expense ($26 million), the favorable impact of foreign currencies ($5 million), and higher equity income ($1 million). The higher level of costs associated with labor and freight are expected to persist during the remainder of fiscal 2022.

EMEA

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	Change	2021	2022	Change	2021
Net sales	$1,215	(9)%	$1,328	$3,663	(20)%	$4,568
Adjusted EBITDA	$31	41%	$22	$104	(62)%	$277

Net sales decreased during the third quarter of fiscal 2022 by $113 million primarily as a result of the unfavorable impact of foreign currency ($145 million), operational interruptions due to certain unplanned production stoppages resulting from semiconductor chip shortages and other supply chain disruptions which have been intensified by the Russia/Ukraine conflict ($12 million), and the impact of operational footprint changes ($17 million), partially offset by the favorable impact of material economics recoveries ($45 million) and favorable impact of commercial settlements and net pricing adjustments ($16 million).
Adient plc | Form 10-Q | 41

Net sales decreased during the first nine months of fiscal 2022 by $905 million primarily as a result of operational interruptions due to certain unplanned production stoppages resulting from semiconductor chip shortages and other supply chain disruptions which have been intensified by the Russia/Ukraine conflict ($592 million), the unfavorable impact of foreign currency ($312 million), and the impact of operational footprint changes ($95 million), partially offset by the favorable impact of material economics recoveries ($86 million) and favorable impact of commercial settlements and net pricing adjustments ($8 million).

Adjusted EBITDA increased during the third quarter of fiscal 2022 by $9 million due primarily to favorable commercial settlements and net pricing adjustments ($21 million), favorable material economics, net of recoveries ($10 million), lower administrative and engineering expense ($7 million), and higher equity income ($3 million), partially offset by lower current quarter production volumes as explained above ($7 million), increased utilities, labor and freight costs along with other operating inefficiencies associated with lower volumes ($21 million), the unfavorable impact of foreign currencies ($3 million), and the impact of operational footprint changes ($1 million). The higher level of costs associated with freight, labor and utilities are expected to persist for the remainder of fiscal 2022.

Adjusted EBITDA decreased during the first nine months of fiscal 2022 by $173 million due primarily to lower current year production volumes as explained above ($112 million), increased utilities, labor and freight costs along with other operating inefficiencies associated with lower volumes ($71 million), the impact of operational footprint changes ($18 million), the unfavorable impact of foreign currencies ($16 million), and lower equity income ($4 million), partially offset by favorable commercial settlements and net pricing adjustments ($22 million), lower administrative and engineering expense ($14 million), and favorable material economics, net of recoveries ($12 million). The higher level of costs associated with freight, labor and utilities are expected to persist for the remainder of fiscal 2022.

Asia

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	Change	2021	2022	Change	2021
Net sales	$627	22%	$516	$2,134	29%	$1,658
Adjusted EBITDA	$64	(30)%	$92	$283	(22)%	$364

Net sales increased during the third quarter of fiscal 2022 by $111 million due to the impact of operational footprint changes in China primarily related to the consolidation of CQADNT and LFADNT ($200 million), and the favorable impact of material economics recoveries ($4 million), partially offset by the unfavorable impact of foreign currencies ($36 million), unfavorable volume and mix ($56 million), and unfavorable impact of commercial settlements and net pricing adjustments ($1 million).

Net sales increased during the first nine months of fiscal 2022 by $476 million due to the impact of operational footprint changes in China primarily related to the consolidation of CQADNT and LFADNT ($556 million), and the favorable impact of material economics recoveries ($12 million), partially offset by the unfavorable impact of foreign currencies ($79 million), unfavorable volume and mix ($8 million), and unfavorable impact of commercial settlements and net pricing adjustments ($5 million).

Adjusted EBITDA decreased during the third quarter of fiscal 2022 by $28 million due to unfavorable volume and mix including the impact of COVID-19 lockdowns in China ($12 million) and related operating inefficiencies ($10 million), lower equity income due to lower volumes primarily at Adient's affiliates in China attributable to the COVID-19 lockdowns ($8 million), the unfavorable impact of foreign currencies ($4 million), and higher administrative and engineering expense ($3 million), partially offset by operational footprint changes including the impact of the 2021 Yanfeng Transaction ($8 million), and favorable impact of material economics, net of recoveries ($1 million).

Adjusted EBITDA decreased during the first nine months of fiscal 2022 by $81 million due primarily to operational footprint changes including the impact of the 2021 Yanfeng Transaction ($37 million), the unfavorable impact of material economics, net of recoveries ($3 million), operating inefficiencies including freight and labor economics, and launch timing ($25 million), the unfavorable impact of foreign currencies ($7 million), lower equity income due to lower volumes primarily at Adient's affiliates in China attributable to the COVID-19 lockdowns ($16 million), unfavorable volume and mix including the impact of COVID-19 lockdowns in China ($3 million), and higher administrative and engineering expense primarily related to the impact of the Malaysia flooding ($5 million), partially off set by favorable commercial settlements and net pricing adjustments which includes $9 million of a non-recurring settlement in China ($15 million).

Adient plc | Form 10-Q | 42

Liquidity and Capital Resources

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility will mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. On November 24, 2021, Adient entered into an amendment to its ABL Credit Facility (the “ABL Amendment”) to amend certain terms and provisions, including to (i) change the interest rate benchmark rates applicable under the ABL Credit Facility for borrowings denominated in euro, Swedish krona and pounds sterling to EURIBOR, STIBOR, and SONIA, in each case subject to certain adjustments, and (ii) update the provisions in our ABL Credit Facility by which U.S. dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark, in each case, to reflect the most recent standards and practices used in the industry. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to LIBOR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of June 30, 2022, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $780 million (net of $42 million of letters of credit).

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
Adient plc | Form 10-Q | 43

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

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, previously maintained $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. During the fourth quarter of fiscal 2020, Adient redeemed $103 million of face value of these notes, resulting in a remaining balance of $797 million as of September 30, 2020. Adient further redeemed $2 million of the notes during fiscal 2021, resulting in a remaining balance of $795 million as of June 30, 2022 and September 30, 2021. AGH also previously maintained €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. In February 2022, Adient repurchased €177 million ($198 million) of the 3.50% unsecured notes due 2024 at a price of 102% of the principal plus €17 million ($19 million) of accrued and unpaid interest, and wrote off €1 million ($1 million) of previously deferred financing costs to net financing charges. As of June 30, 2022, the remaining balance of this debt was €823 million ($860 million).

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, previously maintained €135 million ($150 million) in an unsecured term loan from the European Investment Bank ("EIB") due in 2022. The loan bore interest at the 6-month EURIBOR rate plus 158 basis points. During the first quarter of fiscal 2021, Adient repaid $16 million of the EIB loan, triggered in part by the redemption of debt in the prior year. Adient repaid $20 million of the EIB loan in May 2021, triggered by the prior year sale of the fabrics business. Adient fully repaid the remaining balance of the EIB loan in May 2022 upon its maturity.

On April 20, 2020, Adient US issued $600 million (net proceeds of $591 million) aggregate principal amount of 9.00% Senior First Lien Notes due 2025. These notes will mature on April 15, 2025, provided that if AGH has not refinanced (or otherwise redeemed) in whole its outstanding 3.50% unsecured notes due 2024 or any refinancing indebtedness thereof that matures earlier than 91 days prior to the maturity date of the Senior First Lien Notes due 2025 on or prior to May 15, 2024, these notes will mature on May 15, 2024. Interest on these notes is due on April 15 and October 15 each year, beginning on October 15, 2020. These notes contain covenants that are usual and customary, similar to the covenants on the Senior First Lien Notes due 2026 as described above. Adient incurred $10 million of debt issuance cost associated with this new debt in fiscal 2020. In February 2022, Adient repurchased $508 million of 9.00% Senior First Lien Notes due 2025 at a price of 105.875% of the principal plus $15 million of accrued and unpaid interest, and wrote off $6 million of previously deferred financing costs to net financing charges. As of June 30, 2022, the remaining balance of this debt was $92 million.

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
Adient plc | Form 10-Q | 44

Sources of Cash Flows

	Nine Months Ended June 30,
(in millions)	2022	2021
Cash provided (used) by operating activities	$38	$362
Cash provided (used) by investing activities	539	(347)
Cash provided (used) by financing activities	(1,164)	(718)
Capital expenditures	(170)	(186)

Operating Cash Flows: The decrease in cash flows from operating activities is primarily due to the net loss attributable to Adient for the first nine months of fiscal 2022, lower cash dividends received from nonconsolidated partially-owned affiliates, and overall unfavorable changes to working capital year-over-year resulting in part from higher accounts receivable (net of $227 million favorable impact from accounts receivable factoring programs) and inventory levels.

Investing Cash Flows: The increase in cash provided by investing activities is primarily attributable to the following cash flow activities during the first nine months of fiscal 2022: the $651 million of proceeds received related to the 2021 Yanfeng Transaction, $46 million in proceeds received from the sale of the assets in Turkey, the collection of $41 million of deferred proceeds from the sale of Adient's interest in YFAI as part of the 2020 Yanfeng Transaction and lower capital expenditures, partially offset by the $30 million settlement of the derivative contracts related to the cash proceeds of the 2021 Yanfeng Transaction. Refer to Note 3, “Acquisitions and Divestitures,” and Note 9, “Derivative Instruments and Hedging Activities,” of the notes to the consolidated financial statements for additional information.

Financing Cash Flows: The increase in cash used by financing activities is attributable to the repayment of long-term debt, including premiums paid, of $888 million, amounts paid to acquire the noncontrolling interest of CQADNT ($153 million), along with higher dividend payments to noncontrolling interest primarily in connection with the acquisition of CQANDT, all of which occurred in the first nine months of fiscal 2022. Refer to Note 8, “Debt and Financing Arrangements,” and Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information.

Capital expenditures: Capital expenditures decreased year over year based on timing of program spend on product launches and continued tightening of controls around overall spending.

Working capital

(in millions)	June 30, 2022	September 30, 2021
Current assets	$4,062	$5,086
Current liabilities	3,387	3,511
Working capital	$675	$1,575

The decrease in working capital of $900 million is primarily attributable to lower cash and cash equivalents as a result of the repayment of long-term debt during the current year, and lower other current assets balances due to the settlement of all outstanding balances related to the 2021 Yanfeng Transaction.

Restructuring Costs

During fiscal 2022, Adient committed to a restructuring plan ("2022 Plan") of $20 million that was offset by $8 million of prior year underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA and Americas. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2022 restructuring plan will reduce annual operating costs by approximately $20 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 20% will result in net savings. The restructuring actions are expected to be substantially completed within fiscal 2023.

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
Adient plc | Form 10-Q | 45

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

Adient's restructuring plans include workforce reductions of approximately 15,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2022, approximately 14,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-nine plant closures. As of June 30, 2022, twenty-one of the twenty-nine plants have been closed.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of June 30, 2022, $262 million has been funded under these programs compared to $126 million as of September 30, 2021.

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

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2021, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended June 30, 2022.

New Accounting Pronouncements

See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Adient plc | Form 10-Q | 46

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Russia’s invasion in Ukraine in February 2022 has resulted in significant uncertainty and instability in global supply chains and availability of certain commodities and raw materials. Although Adient has no operations in Ukraine and its operation in Russia has since been disposed, certain of its suppliers as well as customers depend on commodities and other material supplies that originate in Ukraine or Russia. In response to Russia’s invasion in Ukraine, a number of countries, including the United States, the United Kingdom and members of the European Union, have implemented economic sanctions on Russia and certain Russian enterprises including several large banks. If the conflict continues, it may trigger a series of additional economic and other sanctions which in turn could further disrupt the global automotive supply chains by limiting supplies of key components and increasing inflationary pressures. The continued conflict could have broader adverse impacts on Adient's business, cash flows, financial condition and results of operations. Additionally, it could intensify many of the other risk factors noted in Part I, Item 1A, Risk Factors in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Equity Securities

There has been no share repurchase activity during the three months ended June 30, 2022.

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

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	August 5, 2022

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	August 5, 2022

Adient plc | Form 10-Q | 51