Form 10-K
period 2022-09-30
Adient plc
filed 2022-11-22
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-37757

Adient plc
(exact name of Registrant as specified in its charter)

Ireland	98-1328821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Dublin Landings North Wall Quay, IFSC, Dublin 1, Ireland D01 H104
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 31, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3.9 billion. At September 30, 2022, 94,858,156 ordinary shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement relating to its 2023 annual general meeting of shareholders to be held on March 7, 2023 (the "2023 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Adient plc | Form 10-K | 2

Adient plc
Form 10-K
For the Fiscal Year Ended September 30, 2022

Adient plc | Form 10-K | 3

Forward-Looking Statements
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the Ukraine conflict and COVID lockdowns in China and their impact on regional and global economies and additional pressure on supply chains and vehicle production, the effects of local and national economic, credit and capital market conditions on the economy in general, and other risks and uncertainties, the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on Adient and its customers, suppliers, joint venture partners and other parties, work stoppages, including due to supply chain disruptions and similar events, energy and commodity availability and prices, the Company’s ability and timing of customer recoveries for increased input costs, the availability of raw materials and component products (including components required by our customers for the manufacture of vehicles (i.e., semiconductors)), whether deleveraging activities may yield additional value for shareholders at all or on the same or different terms as those described herein, the ability of Adient to execute its turnaround plan, automotive vehicle production levels, mix and schedules, as well as our concentration of exposure to certain automotive manufacturers, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to meet debt service requirements, the terms of future financing, the impact of tax reform legislation, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, general economic and business conditions, the strength of the U.S. or other economies, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, global climate change and related emphasis on ESG matters by various stakeholders, the ability of Adient to achieve its ESG-related goals, currency exchange rates and cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Factors that might cause differences include, but are not limited to, those discussed in Part 1, Item 1A of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates more than 200 wholly- and majority-owned manufacturing or assembly facilities, with operations in 31 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America. Through its global footprint and vertical integration, Adient leverages its capabilities to drive growth in the automotive seating industry.
Adient plc | Form 10-K | 4

Adient's business model is focused on developing and maintaining long-term customer relationships, which allows Adient to successfully grow with leading global OEMs. Adient and its engineers work closely with customers as vehicle platforms are developed, which results in close ties with key decision makers at OEM customers.

Business Organization and Strategy

Global Manufacturing Footprint Adient is a global leader in automotive seating. With 75,000 employees operating in more than 200 manufacturing and assembly plants in 31 countries worldwide, Adient produces and delivers automotive seating for all vehicle classes and all major OEMs. From complete seating systems to individual components, Adient’s manufacturing capabilities span every aspect of the automotive seat-making process. Integrated, in-house skills allows Adient to take products from research and design all the way to engineering and manufacturing and into more than 20 million vehicles every year.

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

Leadership Position in China Adient is a leading supplier of "just-in-time" seating in China. It operates through 8 joint ventures (nonconsolidated and consolidated) with 35 manufacturing locations in 22 cities, which are supported by additional technical centers. Adient's strong position with European and American automakers is complemented by partnerships with all major auto groups in China, which has resulted in Adient's broad market penetration relative to seating competitors and market leadership in the industry's largest market. Adient leverages its operating expertise and innovation capabilities developed worldwide to further support its growth in China. Refer to Note 3, “Acquisitions and Divestitures,” in Part II, Item 8 of this Form 10-K for more information on recent transactions in China.

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

Customers

Adient is a supplier to all of the global OEMs and has longstanding relationships with premier automotive manufacturers, including BMW, Mercedes-Benz Group, Ford Motor Company, General Motors Company, Honda Motor Company, Hyundai Motor Company, Jaguar Land Rover, Kia Corporation, Mazda Motor Corporation, Mitsubishi Motor Corporation, Nissan Motor Corporation, Renault Group, Subaru, Stellantis N.V., Suzuki Motor Corporation, Toyota Motor Corporation, Volkswagen Group and Volvo Car Group. Adient also supplies most of the growing regional OEMs such as BAIC Motor Co., Ltd., Changan Automobile (Group) Co., Ltd., Chery Automobile Co. Ltd., FAW Group Corporation, Proton Holdings Berhad, Ashok Leyland, Tata Motors Limited and Zhejiang Geely Holding Group Co., Ltd. and newer auto manufacturers such as Tesla Motors, Inc., NIO and Xpeng Motors. Additionally, Adient has more than 8 joint venture partnerships with key OEMs, including Guangzhou Automobile Group Co., Ltd., Beijing Automobile Works Co., Ltd. and FAW Group Corporation. Further details regarding Adient's customers is provided in Part II, Item 8 of this Form 10-K in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements.

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

Sourcing Patterns by OEMs Most OEMs have adopted global vehicle platforms to increase standardization, reduce per unit cost and increase capital efficiency and profitability. In seating, three sourcing patterns exist:

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

As a supplier with global scale and strong design, engineering and lean manufacturing capabilities in both complete seat systems and components Adient is well-positioned to accommodate each of these three sourcing patterns.

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

Competition

Adient faces competition from other automotive suppliers and, with respect to certain products, from the automobile OEMs who produce or have the capability to produce certain products the business supplies. The automotive supply industry competes on the basis of technology, quality, reliability of supply and price. Design, engineering and product planning are increasingly important factors. The competitive landscape for seating and components can be categorized into three segments: (1) traditional seating suppliers, (2) component specialists and (3) competitors who are partnered with an OEM through ownership or interlocking business relationships. Independent suppliers that represent the principal competitors of Adient include Lear Corporation, Toyota Boshoku Corporation, Faurecia SA and Magna International Inc. Adient's deep vertical integration, global footprint and broad product offering make it well positioned to compete against the traditional global Tier-1 suppliers and component specialists.

Raw Materials

Raw materials used by Adient in connection with its operations include steel, aluminum, polyurethane chemicals, fabrics, leather, vinyl and polypropylene. Continuing into fiscal 2022, the automotive industry has experienced a period of significant volatility in commodity prices. This price volatility may continue into the future as demand increases and/or supply remains
Adient plc | Form 10-K | 7

constrained. Price volatility has resulted in an overall increase of input costs for Adient that may not be, or may only be partially, offset through customer negotiations. During fiscal 2023, commodity prices and availability could fluctuate throughout the year and significantly affect Adient's results of operations. Refer to Item 1A. Risk Factors section for additional information.

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

Adient's trademarks are registered or otherwise legally protected in the United States and many non-U.S. countries where products and services of Adient are sold.

Most works of authorship produced for Adient, such as computer programs, catalogs and sales literature, carry appropriate notices indicating Adient's claim to copyright protection under U.S. law and appropriate international treaties.

Regulation

Adient operates in a constantly evolving global regulatory environment and is subject to numerous and varying regulatory requirements for its product performance and material content. Adient's practice is to identify potential regulatory and quality risks early in the design and development process and proactively manage them throughout the product lifecycle through the use of routine assessments, protocols, standards, performance measures and audits. New regulations and changes to existing regulations are managed in collaboration with the OEM customers and implemented through Adient's global systems and procedures designed to ensure compliance with existing laws and regulations. Adient demonstrates material content compliance through the International Material Data System, or IMDS, which is the automotive industry material data system. In the IMDS, all materials used for automobile manufacturing are archived and maintained, in order to meet the obligations placed on the automobile manufacturers and thus on their suppliers by national and international standards, laws and regulations.

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

Environmental, Social and Governance

At Adient, we recognize robust and responsible environmental, social and governance (ESG) policies and practices are essential to the long-term success of our business and the well-being of our stakeholders, including our investors, employees, suppliers, customers and communities. We are weaving sustainability into our company’s DNA by integrating ESG principles into our product development initiatives, manufacturing processes, procurement practices, corporate governance activities and other key business areas. Our Board of Directors and senior managers ensure we operate our business ethically and in accordance with applicable laws and regulations, and, as appropriate, they oversee and implement our ESG policies and strategies with input from a cross-functional team of subject matter experts across our organization. We regularly communicate our ESG targets and
Adient plc | Form 10-K | 8

related actions to our stakeholders through our SEC filings, media releases, quarterly earnings reports and our annual corporate sustainability report.

Production Processes

Adient remains committed to improving sustainability in its global operations and to utilize standardized processes to reduce energy consumption, conserve water and generate less waste and emissions at our facilities globally. In fiscal year 2021, Adient set a goal of reducing its scope 1 and 2 greenhouse gas emissions 75% by 2030 (with 2019 as our base year), and continues to make progress toward that goal. Some recent examples of how Adient is reducing emissions and improving sustainability in its operations include:

•Investing in more efficient equipment such as variable-speed air compressors and higher-efficiency HVAC units
•Replacing inefficient lighting with LED lighting
•Conducting hunts for sustainability opportunities at the facility level
•Purchasing ultrasonic air leak detectors to find and repair leaks on the production line
•Reconfiguring shipping racks and packaging to optimize transportation logistics and save fuel

In addition, several of Adient’s facilities generate renewable electricity on-site via solar panel installations, and more than 40 of its locations now attribute 100% of their electricity consumption to renewable sources.

Products

Sustainability has been an inherent part of product development and innovation at Adient for more than three decades, and customers’ sustainability targets are closely tracked to ensure its efforts align with the needs and goals of its customers. More recently, vehicle electrification and a general move toward increasingly efficient transportation have emphasized the need for automotive seating products that are lighter, slimmer and contain more environmentally friendly materials than traditional seating products. To help meet this need, Adient has developed products such as the Soft Back Panel, which integrates 70% recycled PET (polyethylene terephthalate) while improving knee clearance and reducing the weight of each seat by as much as 2 kg. Through Adient’s Evolution of Seating Systems Sustainability (ES3) approach to product design, Adient is continuously identifying and integrating materials and manufacturing methods that minimize environmental impact and promote a circular economy.

Adient also recognizes the importance of its supply chain’s environmental risks and impacts and are working with its suppliers to reduce scope 3 (value chain) emissions 35% by 2030 (with 2019 as the base year). In 2022, Adient began mapping its complex supply chain, and in fiscal year 2023, Adient plans to implement a supplier due diligence tool — which, in part, calculates greenhouse gas emissions per commodity based on its supplier spend — to assess ESG risks within the supply chain and fine-tune the roadmap for reaching its scope 3 emissions-reduction goal. As noted in Adient’s recently published Deforestation Policy, the Company is also committed to procuring its forest commodities from more sustainable sources in order to reduce the impact on deforestation and protect natural habitats globally.

People

Adient continues to work to protect the human rights and well-being of its employees, suppliers, customers and communities in which Adient operates globally. To those ends, Adient recently published a Human Rights Policy Statement, which outlines its commitment and defines the policies and procedures the Company has in place for respecting human rights, and a Diversity, Equity and Inclusion (DE&I) Commitment Statement, which illustrates why and how Adient is creating a safe, respectful, diverse and inclusive work culture. Additionally, Adient is proud to support women-, minority- and veteran-owned businesses by spending more than $1 billion with diverse suppliers every year.

Human Capital Resources

Adient's ability to sustain and grow its business requires it to hire, retain and develop a highly skilled and diverse workforce. Adient values character and integrity as much as qualifications and fosters an empowerment culture where employees have ownership in business outcomes. The highest levels of Adient’s management drive these practices with the alignment and support of all levels within the organization. Our Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary, reporting directly to the Chief Executive Officer (CEO), oversees Adient’s global talent processes to attract, develop and retain the most valuable asset - its employees. Adient has approximately 75,000 employees worldwide who represent a wide variety of backgrounds. Adient’s workforce composition (including employees at consolidated joint ventures), as of September 30, 2022, consists of approximately:
Adient plc | Form 10-K | 9

•44% work in the Americas, 43% work in EMEA and 13% work in our Asia-Pacific region
•40% of the global workforce is female
•43% of employees in the U.S. have identified themselves as ethnically diverse.

Adient ensures its people are engaged and working collaboratively to achieve company goals through positive employee relations activities that focus on supporting employees and their families. Adient also provides and encourages many forms of corporate communication such as town hall meetings, open-door policy and an ethics Integrity Helpline so that employees can hear directly from Adient leadership and have the opportunity to ask questions, make suggestions and provide input. Because the attraction, development and retention of the employee base is significant to its business strategy, executive management provides frequent updates on these metrics to the board of directors.

Health and Safety

We are committed to protecting the safety and well-being of our colleagues, customers, suppliers and people using our premises by providing and maintaining a safe working environment that protects both physical and mental wellbeing. Adient requires protective equipment, enforces comprehensive safety policies and procedures, and encourages employees and leaders to look regularly for ways to improve workplace safety. Adient has implemented and maintains a health and safety management system that is certified to the ISO 45001 Occupational Health and Safety standard. Globally, 100% of Adient’s facilities are internally audited and compliant, and 60% are also third-party audited and certified. Adient has achieved a year-over-year decrease in our global injury rate over the last several years. We work together across the globe, sharing best practice ideas, procedures, and information regarding accidents and injuries. At Adient, every new machine, operation, building or work-station change requires a safety risk assessment. When our employees come to work, they can know that where they work has undergone an extensive review of associated risks of injury or illness and that those risks are eliminated and/or minimized through robust controls. Adient provides monthly updates on health and safety to its board of directors, which during fiscal 2022, included updates on the return-to-work health and safety protocols in various geographies as a result of COVID-19.

Diversity, Equity and Inclusion

Adient strives to build a culture of diversity and inclusion through its purchasing and human resource practices and policies and works to eliminate discrimination and harassment in all of its forms, including women, minorities and other protected groups. Its CEO signed the "CEO Action for Diversity & Inclusion" pledge promulgated by the CEO Action for Diversity & Inclusion initiative, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace. In addition, Adient is a member of the Center for Automotive Diversity, Inclusion and Advancement (CADIA). In September 2022 Adient published two new documents - a Human Rights Policy Statement and a Diversity, Equity & Inclusion (DE&I) Commitment Statement - each of which emphasizes the Company's commitment to protecting the safety, well-being and human rights of our people while driving a diverse and inclusive work culture. Adient developed and tracks human capital metrics regarding diversity and inclusion, which the Chief Legal and Human Resources Officer reviews semi-annually with the board of directors.

Since success in this area requires listening to diverse voices, Adient established Diversity, Equity and Inclusion (DE&I) Councils in each of its three business regions - the Americas, EMEA (Europe, the Middle East and Africa) and APAC (Asia Pacific). The Councils drive strategic and tactical actions in the areas of talent acquisition and retention, communications and employee feedback, training and education, metrics and key performance indicators, as well as support Adient’s diverse Business Resource Groups. While the three councils primarily work within their regions, they also communicate and collaborate across regions to ensure alignment and progress toward enterprise-wide DE&I goals. Additionally, Adient has an annual global online training to all salaried employees focused on DE&I.

In 2022, Adient launched one Business Resource Group (BRG) in the Americas - the Hispanic Origins Latino Ancestry group (HOLA!) - in addition to growing the existing African Ancestry BRG, True Colors Network, and Women’s Resource Network. We continue to develop and refine our diversity initiatives to achieve our DE&I vision of being a premier employer that champions an inclusive and equitable work culture enriched by our diversity, where all employees are valued and respected.

Succession and Talent Development

At Adient, we believe that attracting, developing, motivating and retaining employees is key to our sustainable and profitable growth. We understand that, like customers, our employees and potential employees have choices of where to work, and we must compete for the best talent. Adient supports employee development in multiple ways. Adient has a global performance management process through which employees provide a self-assessment and managers provide evaluation and feedback on performance. This process informs employee development goals. Adient's Leadership Talent Review (LTR) is its annual
Adient plc | Form 10-K | 10

process for identifying and evaluating talent for the purposes of aligning individual aspirations and development plans with the organization's needs and building a diverse pipeline of leaders to mitigate leadership vacancy risk. LTR is designed to be an inclusive process that promotes visibility of talent, increases the validity of succession plans and ensures development efforts are applied efficiently. Talent potential assessments and succession plans are calibrated with broader groups of leaders to drive consistency, awareness and alignment on decisions and development actions. Adient's executive leadership provides annual updates on succession and talent development to the board of directors.

Seasonal Factors

Adient's principal operations are directly related to the automotive industry. Consequently, Adient may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants close for model year changeovers and in December when many customer plants close for the holidays.

Available Information

Adient's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the Securities and Exchange Commission (the "SEC"). Adient is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by Adient with the SEC are available free of charge on Adient's website at www.adient.com when such reports are available on the SEC's website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, Adient's references to website URLs are intended to be inactive textual references only.

Information about our Executive Officers

The following table sets forth certain information with respect to Adient's executive officers as of the date of this filing:

Name	Age	Position(s) Held	Year Appointed to Present Position
Michel Berthelin	52	Executive Vice President, EMEA	2019
Douglas G. Del Grosso	61	President and Chief Executive Officer	2018
Jerome J. Dorlack	42	Executive Vice President, Americas	2019
James Huang	61	Executive Vice President, Asia	2019
Gregory S. Smith	54	Senior Vice President and Chief Accounting Officer	2019
Jeffrey M. Stafeil	52	Executive Vice President and Chief Financial Officer	2016
Heather M. Tiltmann	50	Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary	2021

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

Douglas G. Del Grosso. Mr. Del Grosso is the President and Chief Executive Officer and a Director of Adient. Mr. Del Grosso joined Adient in October 2018 from automotive supplier Chassix, where he served as president and CEO. From 2012 to 2015, he served as president and CEO at Henniges Automotive. Mr. Del Grosso held leadership roles at TRW Automotive from 2007 to 2012, where he last served as vice president and general manager for the company’s global braking and suspension operations. Prior to joining TRW Automotive, Mr. Del Grosso spent more than 20 years at Lear Corporation in a variety of engineering and operational roles, the last being president and chief operating officer (COO). Mr. Del Grosso holds a Master of Business Administration (MBA) from the Eli Broad College of Business at Michigan State University, as well as a Bachelor of Science degree in mechanical engineering from Lawrence Technological University. He serves as a director and member of the Safety, Health, Environment and Sustainability Committee at Cabot Corp., and as a trustee of The Committee for Economic Development of The Conference Board (CED). His CED activities include co-chairing the CED Trade and Economic Globalization Committee, being a member of the Education Committee and serving as a member of the CED Task Force on Climate, The Environment, and Energy.
Adient plc | Form 10-K | 11

Jerome J. Dorlack. Mr. Dorlack is the Executive Vice President, Americas of Adient. In October 2022, the Company announced that Mr. Dorlack will be appointed as Executive Vice President and Chief Financial Officer effective December 1, 2022. Mr. Dorlack served as Vice President and Chief Purchasing Officer of Adient from 2018 to 2019. He also served as Senior Vice President and President, Electrical Distribution System and President, South America of Aptiv plc from 2017 to 2018, and Vice President, Powertrain Systems and General Manager, Global Powertrain Products of Delphi Automotive plc from 2016 to 2017. Prior to that, Mr. Dorlack served as Executive Vice President – Global Procurement of ZF Friedrichshafen from 2015 to 2016, and Vice President, Global Purchasing, Supplier Development and Logistics of ZF Friedrichshafen from 2013 to 2015.

James J. Huang. Mr. Huang is the Executive Vice President, Asia of Adient. Mr. Huang served as Vice President, Complete Seat Asia of Adient from 2016 to 2018, and Vice President Complete Seat Asia of Johnson Controls, Inc. from 2014 to 2016.

Gregory S. Smith. Mr. Smith is the Senior Vice President and Chief Accounting Officer of Adient. Mr. Smith served as Adient’s Assistant Corporate Controller from 2016 to 2019. Prior to that, he served as Corporate Controller of Jason Industries, Inc. in 2015 and was with PricewaterhouseCoopers LLP from 1995 to 2015.

Jeffrey M. Stafeil. Mr. Stafeil is the Executive Vice President and Chief Financial Officer of Adient. In October 2022, the Company announced that Mr. Stafeil will be resigning as Executive Vice President and Chief Financial Officer effective November 30, 2022. Mr. Stafeil was Executive Vice President, Chief Financial Officer of Visteon Corporation from 2012 to 2016. He serves as a Director and member of the Audit and Finance Committees at Arconic Corp. Mr. Stafeil previously served on the Board of Directors, and as Audit Committee Chairman, of each of Mentor Graphics Corporation and Metaldyne Performance Group.

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
Adient plc | Form 10-K | 12

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

Risks Related to Adient's Global Business

General economic, credit, capital market and global political conditions could adversely affect Adient's financial performance, Adient's ability to grow or sustain its businesses and Adient's ability to access the capital markets.

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

The global automotive industry has experienced widespread supply chain disruptions, primarily related to semiconductor chip shortages. Although Adient's seating products are not highly dependent directly on semiconductor chips, Adient is directly impacted by the lower production levels at the OEMs as a direct result of these supply chain disruptions. These disruptions have led to unplanned downtime at Adient's production facilities, often with very little warning, which creates operating inefficiencies and limits Adient's ability to adequately mitigate such inefficiencies. The automotive industry has also experienced a period of significant price volatility (generally resulting in an increase in commodities, energy costs, freight costs, labor costs and other input costs), as well as encountering an environment of unfavorable foreign currency exposures and rising interest rates. These input cost increases and other exposures will likely continue into fiscal 2023 and perhaps further into the future. This environment of significant price volatility has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset. Adient also experienced constrained labor availability which has resulted in wage inflationary pressures, both internally and at key vendors. Adient continues to assess any impact labor shortages and wage inflation might have on Adient's ability to perform its obligations. Although Adient has developed and implemented strategies to mitigate the impact of supply chain disruptions along with the impact of higher input and other costs, these strategies, together with commercial negotiations with Adient's customers and suppliers, typically offset only a portion (less than 100%) of the adverse impact. Additionally, Adient's operating model requires long lead times between the design and development of products and the launch of production. This lead time requires Adient to secure vendor supply well in advance to minimize launch and production inefficiencies. During such lead times, price commitments are subject to change and could lead to an inability of Adient to fully recover all such price changes.

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

Adient's financial performance depends, in part, on conditions in the automotive industry. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. If automakers experience a decline in the number of new vehicle sales, whether as a result of economic decline, the continuing
Adient plc | Form 10-K | 13

effects of the COVID-19 pandemic, ongoing supply chain disruptions, increasing consumer borrowing rates or otherwise, then Adient may experience reductions in orders from these customers, incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond its current restructuring plans, particularly if any of the automakers cannot adequately fund their operations or experience financial distress. Such adverse changes likely would have a negative impact on Adient's business, financial condition or results of operations. In addition, Adient relies in part on its customers’ forecasting of their expected needs, which forecasts can change rapidly and may not be accurate. Any inaccurate forecast data received by customers could also have an adverse impact on Adient’s results of operations.

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

The COVID-19 pandemic poses the risk that Adient or its affiliates and joint ventures, employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be requested or mandated by governmental authorities. For example, the Company experienced a temporary shutdown of its facilities in the second quarter of fiscal 2020 in China as a result of government-mandated actions to control the spread of COVID-19, and again in late March 2020, in the Americas and European regions coinciding with the shutdown of its customer facilities in these regions. Furthermore, during fiscal 2022 the Company continued to see periodic or temporary shutdowns, from time to time, at its facilities in China as a result of the resurgence of COVID-19. In addition, certain government orders related to COVID-19 mitigation efforts may restrict Adient's ability to operate its business and may impact its financial condition and results of operations. Finally, while other of its facilities have been designated by customers as an essential business to its customers’ business in jurisdictions in which facility closures have been mandated, the Company can give no assurance that this will not change in the future or that businesses will continue to be classified as essential in each of the jurisdictions in which Adient operates.

While OSHA’s Emergency Temporary Standard (as announced in early fiscal 2022) has been withdrawn, state and local governments in which our business operates may implement or announce COVID-19 vaccination requirements applicable to certain of our employees. It is currently not possible to predict with certainty the impact these vaccination mandates, if implemented, will have on our business, especially on our workforce. Our implementation of these requirements may result in costs to us in the form of vaccinations or testing of employees. These requirements may also result in attrition in our workforce, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, restrictions on the Company's access to its manufacturing facilities or on support operations or workforce, or similar limitations for its distributors and suppliers, could continue to limit customer demand and/or the Company's capacity to meet customer demands and have a material adverse effect on its business, financial condition and results of operations. In addition, Adient has modified its business practices (including limiting employee travel, employee work locations, and physical participation in meetings, events and conferences), and it may take further actions as may be required by government authorities, for the continued health and safety of the employees, or that the Company otherwise determines are in the best interests of the employees, customers, partners, and suppliers. Further, the Company has experienced, and may continue to experience, disruptions or delays in its supply chain as a result of such actions, which is likely to result in higher supply chain costs to Adient in order to maintain the supply of materials and components for the products, resulting in increased costs and decreased profitability, which may have an adverse impact on Adient’s results of operations.

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
Adient plc | Form 10-K | 14

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

Adient's continued access to sources of liquidity depends on multiple factors, including global economic conditions, the COVID-19 pandemic's effects on its customers and their production rates, the condition of global financial markets, the availability of sufficient amounts of financing, its operating performance and credit ratings. Adient's ability to borrow against the ABL Credit Facility is limited to its borrowing base, which consists primarily of accounts receivable, inventory and certain cash account balances. Such working capital account balances fluctuate significantly depending on production levels and operating activities. Given the continued potential impacts of COVID-19, along with on-going supply chain disruptions and the potential reduction in customer orders or a required shutdown of Adient’s operations, the amount of accounts receivable or inventory may be significantly reduced, and Adient’s ability to borrow against its ABL Credit Facility could be significantly decreased, which may have a material adverse effect on its financial condition.

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

Adient has entered into several joint ventures worldwide and may enter into additional joint ventures in the future. Adient's joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with Adient's goals or with the goals of the joint venture which could lead to, among other things, dissolution, liquidation and/or modification of the joint venture terms. Adient may compete against its joint venture partners in certain of its markets and certain negotiations with its customers may negatively impact its joint venture business with those same customers. Disagreements with Adient's business partners may impede Adient's ability to maximize the benefits of its partnerships and/or may consume management time and other resources to negotiate, and which could lead to, among other things, dissolution, liquidation and/or modification of the joint venture terms. Adient's joint venture arrangements may require Adient, among other matters, to pay certain costs or to make certain capital investments or to seek its joint venture partner's consent to take certain actions. Adient does not control the ability to collect cash dividends from its non-consolidated joint ventures. In addition, Adient does not control the financial reporting of its non-consolidated joint ventures, which may impact its ability to complete its financial statements in a timely or accurate manner. Delays in the collection of dividends, even by a few days, could adversely affect Adient's financial position and cash flows. Adient's joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and Adient may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. Further, joint venture partnerships are subject to renewal or expiration at various times. The failure to renew or extend the terms of Adient’s joint venture partnerships could impact other areas of Adient’s business, including its business relationships. The above risks, if realized, could result in a material adverse effect on Adient's business and financial results.

Furthermore, non-consolidated joint ventures present various risks, including the risk that Adient may be slower or less able to identify or react to problems affecting its non-consolidated joint ventures than Adient would for a wholly-owned subsidiary or consolidated joint venture. In addition, these arrangements may cause Adient to be slower to detect compliance related problems and make its design of effective internal controls more challenging. Each of these challenges may be more costly to implement, and the risk of failure potentially higher, than would be the case in a more centralized structure. Depending on the nature of the problems, the failure to identify, detect or react could materially adversely affect Adient’s business, financial condition or results of operations.

Risks associated with Adient's non-U.S. operations could adversely affect Adient's business, financial condition and results of operations.

Adient has significant operations in a number of countries outside the U.S., some of which are located in emerging markets. Long-term economic or political uncertainty in some of the regions of the world in which Adient operates, such as Asia, South America and Europe and other emerging markets, could result in the disruption of markets and negatively affect cash flows from Adient's operations to cover its capital needs and debt service requirements.

Adient plc | Form 10-K | 15

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

There are other risks that are inherent in Adient's non-U.S. operations, including the potential for changes in socioeconomic conditions, laws and regulations, including import, export, direct and indirect taxes, value-added taxes, labor and environmental laws, and monetary and fiscal policies; protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes; unsettled political conditions or instability; government-imposed plant or other operational shutdowns; backlash from foreign labor organizations related to Adient's restructuring actions; corruption; natural and man-made disasters; global health epidemics (such as COVID-19); hazards and losses; armed conflict, territorial disputes or acts of aggression in Asia, South America, Europe or otherwise; violence, civil and labor unrest; and possible terrorist attacks.

On December 30, 2020, the U.K. completed its withdrawal from the European Union and entered into an agreement regarding their future relationship, the Trade and Cooperation Agreement, which was ratified by the parties and entered into full force on May 1, 2021. However, certain economic uncertainties remain in connection with the future of the U.K. and its relationship with the European Union. These uncertainties have caused and may continue to cause disruptions to capital and currency markets worldwide as well as cause disruptions on Adient’s operations.

Russia’s invasion of Ukraine in February 2022 has resulted in significant uncertainty and instability in global supply chains and availability of certain commodities and raw materials. Although Adient has no operations in Ukraine and its operation in Russia has since been disposed, certain of its suppliers as well as customers depend on commodities and other material supplies that originate in Ukraine or Russia. In response to Russia’s invasion in Ukraine, a number of countries, including the United States, the United Kingdom and members of the European Union, have implemented economic sanctions on Russia and certain Russian enterprises including several large banks. The conflict has also led to increases in the cost of energy and the potential for energy shortages, especially in Europe. If the conflict continues or expands, it may trigger a series of additional economic and other sanctions which in turn could further disrupt the global automotive supply chains by limiting supplies of key components and increasing inflationary pressures. The continued conflict could have broader adverse impacts on Adient's business, cash flows, financial condition and results of operations.

Adient's business in China is subject to aggressive competition and is sensitive to economic and market conditions.

Maintaining a strong position in the Chinese market is a key component of Adient's strategy. Adient's business in China is conducted through both consolidated subsidiaries and nonconsolidated joint ventures. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market evolves, Adient anticipates that market participants will act aggressively to increase or maintain their market share. Increased competition may result in price reductions, reduced margins and Adient's inability to gain or hold market share. In addition to the risks imposed by U.S. economic trade policy discussed further below, Adient's business in China is sensitive to economic, political and market conditions that drive automotive sales volumes in China. If Adient is unable to maintain its position in the Chinese market, or if vehicle sales in China decrease or do not continue to increase, then Adient's business and financial results may be adversely affected.

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
Adient plc | Form 10-K | 16

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

Raw material, energy, commodity, freight and labor costs can be volatile. Although Adient has developed and implemented strategies to mitigate the impact of higher raw material, energy, commodity, freight and labor costs, these strategies, together with commercial negotiations with Adient's customers and suppliers, may only offset a portion of the adverse impact. Certain of these strategies also may limit Adient's opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities, transportation and product components fluctuates from time to time due to factors outside of Adient's control. Due to a variety of global factors, the automotive industry has been experiencing, and may continue to experience, supply chain disruptions from an insufficient availability of semiconductor chips, other components and labor. As a result of these disruptions, the automotive industry has seen a decrease in the volume of automobile production, which has resulted in, and may continue to result in, decreased sales, without a corresponding decrease in labor costs, for Adient. In addition, the automotive industry has seen a period of sustained price increases for commodities, primarily related to steel, and to a lesser extent petrochemicals, and more recently energy costs in Europe. Adient has also experienced constrained labor availability which has resulted in wage inflationary pressures, both internally and at key vendors. These increases may continue into the future as demand increases and as supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient. If the costs of raw materials, energy, commodities, freight costs, labor costs and product components increase or the availability thereof is restricted, it could adversely affect Adient's financial condition, operating results and cash flows.

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
Adient plc | Form 10-K | 17

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

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage at one or more of Adient's manufacturing and assembly facilities could have adverse effects on the business. Similarly, if one or more of Adient's customers were to experience a work stoppage, such as those resulting from labor strikes, customer stoppages as a result of COVID-19-related governmental shutdowns, ongoing supply chain disruptions, or otherwise, that customer would likely halt or limit purchases of Adient's products, which could result in the shutdown of the related Adient manufacturing facilities and or other cost-reduction initiatives. In addition in certain instances we may be unable to adjust our staffing levels to correspond to a customer’s work stoppage such that we incur increased labor costs along with a decrease in production. A significant disruption in the supply of a key component due to a work stoppage at one of Adient's suppliers or any other supplier could have the same consequences, and accordingly, have an adverse effect on Adient's financial results.

Adient may be unable to realize the expected benefits of its restructuring actions, which could adversely affect its profitability and operations.
Adient plc | Form 10-K | 18

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

Adient and certain of its third-party vendors receive and store personal information in connection with Adient's human resources operations and other aspects of Adient's business. Despite Adient's implementation of security measures, Adient's IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack, ransomware attack, and other similar disruptions. Any system failure, accident or cyber security breach or incident could result in disruptions to Adient's operations. A material network breach in the security of Adient's IT systems could lead to vendor payments being paid to fraudulent bank accounts and the theft of Adient's intellectual property, trade secrets, customer information, human resources information or other confidential information. To the extent that any disruptions or security breach results in a loss or damage to Adient's data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to Adient's reputation, affect Adient's relationships with its customers and vendors, lead to claims against Adient and ultimately harm its business. In addition, Adient may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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
Adient plc | Form 10-K | 19

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

The effects of climate change, such as extreme weather conditions, create financial risk to Adient's business. For example, the demand for Adient's products and services may be affected by unseasonable weather conditions. Climate changes could also disrupt Adient's operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. These factors may impact Adient's decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks. Adient could also face indirect financial risks passed through the supply chain, and process disruptions due to physical climate changes could result in price modifications for Adient's products and the resources needed to produce them.

Furthermore, customer, investor, and employee expectations in areas such as the environment, social matters and corporate governance (ESG) have been rapidly evolving and increasing. Specifically, certain customers are beginning to require that
Adient plc | Form 10-K | 20

Adient provide information on its plans and goals relating to certain climate-related matters such as greenhouse gas emissions and renewable energy. The enhanced stakeholder focus on ESG issues relating to Adient requires the continuous monitoring of various and evolving standards and the associated reporting requirements. A failure to adequately meet stakeholder expectations or achieve its ESG-related goals may result in the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.

As of the date of this filing, Adient has made several public commitments regarding our intended reduction of carbon emissions, including commitments to science-based targets to reduce carbon emissions from its operations and the operations of its customers. Although Adient intends to meet these commitments, it may be required to expend significant resources to do so, which could increase its operational costs. Further, there can be no assurance that any of Adient’s commitments will be achieved, or that any future investments it makes to achieve such targets and goals will meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. Moreover, Adient may determine that it is in the best interest of the Company and its shareholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If Adient is unable to meet these commitments, then it could incur adverse publicity and reaction from investors, activist groups and other stakeholders, which could adversely impact the perception of the Company and its products and services by current and potential customers, as well as investors, which could in turn adversely impact its results of operations.

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

As of September 30, 2022, Adient's total consolidated indebtedness approximated $2.6 billion. This significant amount of debt could potentially have adverse consequences to Adient and its debt and equity investors, including:

•making it more difficult to satisfy other obligations;
Adient plc | Form 10-K | 21

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

Certain jurisdictions have or are in the process of phasing out LIBOR. The long-term impact of this change remains uncertain at this time, including whether alternative reference rates could increase borrowing costs. Adient has started, and will continue, to incorporate alternatives to LIBOR in its debt agreements.

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

The COVID-19 pandemic caused Adient to modify its workforce practices, including having the vast majority of non-plant employees work from home. As Adient reopens its offices, it is operating under a “hybrid” working environment, meaning that the majority of its employees will have the flexibility to work remotely at least some of the time, for the foreseeable future. The hybrid working environment may impair Adient’s ability to maintain its collaborative and innovative culture, and may cause disruptions among employees, including decreases in productivity, challenges in communications between on-site and off-site employees and, potentially, employee dissatisfaction and attrition. If Adient’s attempts to safely reopen offices and operate under a hybrid working environment are not successful, its business could be adversely impacted.

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
Adient plc | Form 10-K | 22

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

Adient currently does not have plans to pay dividends on its ordinary shares. The timing, declaration, amount and payment of future dividends to shareholders will fall within the discretion of Adient's board of directors. The board's decisions regarding the payment of dividends will depend on many factors, such as Adient's financial condition, earnings, sufficiency of distributable reserves, capital requirements, debt service obligations, legal requirements, regulatory constraints and other factors that the board deems relevant. Adient's ability to pay dividends will depend on its ongoing ability to generate cash from operations and access capital markets. Adient cannot guarantee that it will pay dividends in the future which may impact Adient’s investor base.

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

Irish law provides that a board of directors may allot shares (or rights to subscribe for or convertible into shares) only with the prior authorization of shareholders. Most recently, at its 2022 Annual General Meeting, Adient's shareholders renewed this authorization until September 2023 (unless previously renewed, varied or revoked). This authorization will need to be further renewed by ordinary resolution, being a resolution passed by a simple majority of votes cast, prior to expiration. We anticipate seeking another authorization at our next Annual General Meeting and annually thereafter. Should this authorization not be approved, our ability to issue equity could be limited which could adversely affect our securities holders.

Irish law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for shareholders to vote to exclude preemptive rights in a general meeting. Most recently, at its 2022 Annual General
Adient plc | Form 10-K | 23

Meeting, Adient's shareholders renewed this authorization until September 2023 (unless previously renewed, varied or revoked). This authorization will need to be renewed by special resolution, being a resolution passed by not less than 75% of votes cast, upon expiration. We anticipate seeking another authorization at our next Annual General Meeting and annually thereafter. Should this authorization not be approved, our ability to issue equity could be limited which could adversely affect our securities holders.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the IRA) into law. The corporate tax provisions include (a) the creation of a 15% corporate minimum tax and (b) a nondeductible 1% excise tax on share buy-backs
Adient plc | Form 10-K | 24

of covered corporations. Neither of these provisions are in effect for fiscal 2022 and Adient continues to monitor the impact, if any, for subsequent years. Following the passing of the IRA and the upcoming election cycle, it is uncertain whether additional U.S. corporate tax reform could be expected. There are a number of corporate income tax topics that were not addressed in the IRA that could be raised in the future, for example: increasing the U.S. corporate tax rate, increasing the rate of tax on certain earnings of foreign subsidiaries (the corporate minimum tax), modifying the base erosion and anti-abuse tax (“BEAT”) rules to target outbound payments to low-taxed jurisdictions, and further limiting interest expense deductibility. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to Adient’s effective tax rate.

In October 2021, the OECD released an outline that describes the conceptual agreement between 137 countries on fundamental reforms to international tax rules. The outline provides for two primary “Pillars”; however, only Pillar Two, which provides for a global minimum corporate tax rate of 15%, is expected to be applicable to Adient (Pillar One is not expected to be applicable as Adient does not currently meet the turnover threshold – EUR 20 billion). Following the agreement in October 2021, progress has been made on implementation of Pillar Two, with the Model Rules for implementation being released in December 2021 and related commentary in March 2022. While the OECD remains committed to its original timeline (initial implementation in 2023), there is no global consensus. The enactment of Pillar Two is contingent upon the independent actions of participating countries to enact law changes. If enacted into law, in whole or in part, this proposed change to international tax rules could have a negative impact to Adient’s effective tax rate.

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
Adient plc | Form 10-K | 25

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

Item 1B. Unresolved Staff Comments
Adient plc | Form 10-K | 26

None.

Item 2. Properties
The following table sets forth Adient's principal owned and leased facilities as of September 30, 2022.

	Number of Locations
	Operations			Administrative
	Owned	Leased	Total	Owned	Leased	Total
United States	22	10	32	2	2	4
Mexico	10	9	19	—	2	2
Germany	5	8	13	2	7	9
Thailand	3	13	16	—	—	—
China	4	12	16	—	3	3
Czech Republic	3	6	9	—	1	1
Japan	5	2	7	1	4	5
Other EMEA	27	29	56	—	10	10
Other Asia	6	21	27	—	5	5
Other Americas	8	2	10	1	—	1
	93	112	205	6	34	40
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
Holders
As of September 30, 2022, there were 23,872 shareholders of record.
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
Recent Sales of Unregistered Equity Securities
None.
Repurchases of Equity Securities
There was no share repurchase activity during the three months ended September 30, 2022. In November 2022, Adient’s board of directors authorized the repurchase of the Company’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.

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
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for Adient’s ordinary shares, the Standard & Poor’s 500 Index, and a peer group for September 30, 2017 through September 30, 2022. The graph assumes the value of the investment in Adient's ordinary shares and each index was $100 on September 30, 2017, and that all dividends were reinvested. Historic stock price performance is not necessarily indicative of future stock price performance. Adient selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. The peer group referenced in the graph below consists of Autoliv, Inc., BorgWarner, Inc., Cooper-Standard Holding, Inc., Group Forvia, Goodyear Tire & Rubber, Huayu Automotive Systems Co. Ltd., Lear Corp, Magna International Inc., Tenneco Inc. and Toyota Boshoku Corp.

Adient plc | Form 10-K | 28

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Adient plc, the S&P 500 Index, the Dow Jones US Auto Parts Index, and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/17
9/18
9/19
9/20
9/21
9/22
Adient plc
S&P 500
Dow Jones US Auto Parts
Peer Group

*$100 invested on 9/30/17 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2022 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	Sep/2017	Sep/2018	Sep/2019	Sep/2020	Sep/2021	Sep/2022
Adient plc	$100	$48	$28	$21	$51	$34
S&P 500	$100	$118	$123	$142	$184	$156
Dow Jones US Auto Parts	$100	$91	$83	$84	$116	$82
Peer Group	$100	$109	$122	$134	$178	$162

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

Forward-Looking Statements

Adient has made statements in this section and other parts of this Annual Report on Form 10-K ("Form 10-K") that are management’s perspective of forward-looking information and, therefore, are subject to risks and uncertainties. All statements in this Form 10-K other than statements of historical fact are statements that are, or could be, deemed "forward-looking
Adient plc | Form 10-K | 29

statements", within the meaning of the Private Securities Litigation Reform Act of 1995. In this Form 10-K, statements regarding Adient's future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as "future," "may," "will," "would," "could," "can," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "predict," "project" or "plan" or terms of similar meaning are also generally intended to identify forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the Ukraine conflict and COVID lockdowns in China and their impact on regional and global economies and additional pressure on supply chains and vehicle production, the effects of local and national economic, credit and capital market conditions on the economy in general, and other risks and uncertainties, the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on Adient and its customers, suppliers, joint venture partners and other parties, work stoppages, including due to supply chain disruptions and similar events, energy and commodity availability and prices, the Company’s ability and timing of customer recoveries for increased input costs, the availability of raw materials and component products (including components required by our customers for the manufacture of vehicles (i.e., semiconductors)), whether deleveraging activities may yield additional value for shareholders at all or on the same or different terms as those described herein, the ability of Adient to execute its turnaround plan, automotive vehicle production levels, mix and schedules, as well as our concentration of exposure to certain automotive manufacturers, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to meet debt service requirements, the terms of future financing, the impact of tax reform legislation, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, general economic and business conditions, the strength of the U.S. or other economies, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, global climate change and related emphasis on ESG matters by various stakeholders, the ability of Adient to achieve its ESG-related goals, currency exchange rates and cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit, and retain key leadership. Potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Item Part I, Item 1A of the which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on the Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. The forward-looking statements included in this Form 10-K are made only as of the date of this report, unless otherwise specified, and, except as required by law, Adient assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this Form 10-K.

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

Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates more than 200 wholly- and majority-owned manufacturing or assembly facilities, with operations in 31 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America. Through its global footprint and vertical integration, Adient leverages its capabilities to drive growth in the automotive seating industry.

Adient plc | Form 10-K | 30

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, Middle East and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, restructuring and impairment costs, restructuring related-costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items ("Adjusted EBITDA"). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker. Refer to Note 17, "Segment Information," of the notes to the consolidated financial statements for additional information on Adient's reportable segments.

Factors Affecting Adient’s Operating Environment

The global automotive industry has continued to experience unprecedented supply chain and other disruptions over the past year related to semiconductor chip shortages, hostilities in Ukraine and localized COVID-19 lockdowns in China. These disruptions have led to unplanned downtime at Adient’s production facilities, often with very little warning, which results in operating inefficiencies and limits Adient’s ability to adequately mitigate such inefficiencies. The automotive industry has also experienced a period of rising input costs and potential shortages related to energy (particularly in EMEA as a result of the conflict in Ukraine), freight and commodities as well as facing an environment of unfavorable foreign currency exchange and rising interest rates. In addition, Adient, along with the automotive industry, has experienced and continues to face wage inflationary pressures as a result of constrained labor availability, particularly in certain jurisdictions in EMEA. COVID-19 and related variants and sub-variants, also continues to be present throughout the world, including in all global and regional markets served by Adient. The elevated COVID-19 rates in China led to lockdowns at various times during fiscal 2022, negatively impacting the automotive production levels in that region, along with creating further supply chain disruptions. As a result of these disruptions, new vehicle sales continue to be significantly lower than historical and previously projected pre-pandemic sales levels. Adient believes that its current financial resources will be sufficient to fund the Company's liquidity requirements for at least the next twelve months. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During fiscal 2021, automotive production across the globe declined due to the economic slow down resulting from the COVID-19 pandemic and the widespread supply chain disruptions primarily due to semiconductor chip shortages. During fiscal 2022, global light vehicle production increased 2.4% year-over-year despite on-going supply chain disruptions and despite the impact of the Russia/Ukraine conflict on production volumes in Europe in 2022. Unplanned production stoppages by customers continue to negatively impact Adient’s results through operating inefficiencies and other surcharges. These and other challenges will continue to exist in Adient’s operating environment in fiscal 2023.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
(units in millions)	2022	Change	2021	Change	2020
Global	81.4	2.4%	79.5	7.6%	73.9
North America	14.1	3.7%	13.6	4.6%	13.0
South America	2.8	3.7%	2.7	17.4%	2.3
Europe	15.5	-10.4%	17.3	4.2%	16.6
China	26.7	7.2%	24.9	7.8%	23.1
Asia, excluding China, and Other	22.3	6.2%	21.0	11.1%	18.9

Source: IHS Automotive, October 2022

Adient plc | Form 10-K | 31

Financial Results Summary
Significant aspects of Adient's financial results for fiscal 2022 are summarized below. Adient's financial results for fiscal 2021 include the strategic transactions in China which had a significant impact on the fiscal 2021 financial results. Refer to Note 3, “Acquisitions and Divestitures,” in Part II, Item 8 of this Form 10-K for more information on these transactions.
•Adient recorded net sales of $14,121 million for fiscal 2022, representing an increase of $441 million when compared to fiscal 2021. The increase in net sales is attributable to higher overall production volumes in the Americas, operational footprint changes primarily related to the consolidation of CQADNT in China and favorable material economics recoveries, partially offset by the unfavorable impact of foreign currencies, unplanned operational interruptions and production stoppages primarily resulting from on-going supply chain disruptions, the impact of the Russia/Ukraine conflict particularly on European volumes, and the impact of localized COVID-19 lockdowns in China.
•Gross profit was $807 million, or 5.7% of net sales for fiscal 2022 compared to $826 million, or 6.0% of net sales for fiscal 2021. Profitability, including gross profit as a percentage of net sales, was lower due to the impact of foreign currencies, higher input costs, and inefficiencies caused by unplanned production stoppages, partially offset by operational footprint changes primarily related to the consolidation of CQADNT in China.
•Equity income was $75 million for fiscal 2022, which compares to equity income of $1,484 million for fiscal 2021. The decrease is primarily attributable to one-time gains resulting from the prior year divestitures of Adient's interests in certain China joint ventures (YFAS, SJA and others) as well as the acquisition of controlling interest in CQADNT, the impact of KEIPER supply agreement modifications, and current year non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates in South Africa and China.
•Net loss attributable to Adient was $120 million for fiscal 2022, compared to an income of $1,108 million for fiscal 2021. The net loss in fiscal 2022 is primarily attributable to operational inefficiencies resulting from supply chain disruptions including higher freight cost, overall higher input costs, lower overall production volumes in EMEA, and lower equity income resulting from prior year divestitures of certain affiliates in China, partially offset by the favorable impact of operational footprint changes primarily related to the consolidation of CQADNT in China, favorable material economics recoveries, lower net financing charges and lower income tax expense.

Adient plc | Form 10-K | 32

Consolidated Results of Operations

	Year Ended September 30,
(in millions)	2022	Change	2021	Change	2020
Net sales	$14,121	3%	$13,680	8%	$12,670
Cost of sales	13,314	4%	12,854	6%	12,078
Gross profit	807	(2)%	826	40%	592
Selling, general and administrative expenses	598	11%	537	(4)%	558
Loss on business divestitures - net	—	n/a	26	100%	13
Restructuring and impairment costs	25	19%	21	(91)%	238
Equity income (loss)	75	(95)%	1,484	>100%	22
Earnings (loss) before interest and income taxes	259	(85)%	1,726	>100%	(195)
Net financing charges	215	(31)%	311	41%	220
Other pension expense (income)	(10)	58%	(24)	>(100%)	14
Income (loss) before income taxes	54	(96)%	1,439	>100%	(429)
Income tax provision (benefit)	94	(62)%	249	>100%	57
Net income (loss)	(40)	>(100%)	1,190	>100%	(486)
Income (loss) attributable to noncontrolling interests	80	(2)%	82	34%	61
Net income (loss) attributable to Adient	$(120)	>(100%)	$1,108	>100%	$(547)

Net Sales

	Year Ended September 30,
(in millions)	2022	Change	2021	Change	2020
Net sales	$14,121	3%	$13,680	8%	$12,670

Net sales increased by $441 million, or 3%, in fiscal 2022 primarily due to operational footprint changes primarily related to the consolidation of CQADNT in China ($620 million), favorable material economics recoveries ($312 million), and higher overall production volumes despite certain unplanned production stoppages resulting from semiconductor chip shortages and other supply chain disruptions, and despite the impact of the Russia/Ukraine conflict on EMEA production volumes and localized COVID-19 lockdowns in China ($90 million), partially offset by the unfavorable impact of foreign currencies ($568 million) and lower levels of commercial settlements ($13 million).

Net sales increased by $1,010 million, or 8%, in fiscal 2021 primarily due to the significant operational interruptions related to COVID-19 which resulted in lower sales volumes across all regions in fiscal 2020 and despite certain unplanned temporary production stoppages primarily resulting from semiconductor and petrochemical shortages ($786 million), favorable foreign currency impact ($273 million), favorable material economics recoveries ($83 million), and favorable commercial settlements and net pricing adjustments, partially offset by the impact of fiscal 2020 divestitures primarily related to RECARO and fabrics businesses ($156 million).

Refer to the segment analysis below for a discussion of segment net sales.

Cost of Sales / Gross Profit
Adient plc | Form 10-K | 33

	Year Ended September 30,
(in millions)	2022	Change	2021	Change	2020
Cost of sales	$13,314	4%	$12,854	6%	$12,078
Gross profit	807	(2)%	826	40%	592
% of sales	5.7%		6.0%		4.7%

Cost of sales increased by $460 million, or 4%, and gross profit decreased by $19 million in fiscal 2022 as compared to fiscal 2021. The year-over-year increase in cost of sales was due primarily to operational footprint changes related to the consolidation of CQADNT in China ($527 million), higher input costs including higher energy cost in EMEA as a result of the Russia/Ukraine conflict ($327 million), higher overall production volumes ($136 million), operational inefficiencies resulting from unplanned production stoppages including higher freight ($74 million), net impact of gains associated with retrospective recoveries of Brazil indirect tax credits ($5 million), and higher depreciation and amortization expense ($6 million), partially offset by the favorable impact of foreign currencies ($542 million), and favorable supplier pricing including the impact of a modified pricing agreement with KEIPER ($71 million). Gross profit was unfavorably impacted by foreign currencies, higher input costs, and inefficiencies caused by unplanned production stoppages, partially offset by operational footprint changes primarily related to the consolidation of CQADNT in China.

Cost of sales increased by $776 million, or 6%, and gross profit increased by $234 million, or 40%, in fiscal 2021 as compared to fiscal 2020. The cost of sales year-over-year increase is primarily attributable to higher sales volumes in all regions ($507 million), the unfavorable impact of foreign currencies ($258 million), higher commodity costs ($150 million), temporary operational inefficiencies including premium freight and unplanned production stoppages resulting from semiconductor and petrochemical shortages and to a lesser extent COVID-19 related costs ($165 million) and non-recurring favorable benefits related to actions taken in fiscal 2020 to reduce the impact of COVID-19 ($36 million), partially offset by the impact of divestitures in fiscal 2020 primarily consisting of the RECARO and fabrics businesses ($120 million), overall operational performance improvements ($106 million), favorable material margins ($76 million), and a one-time gain associated with retrospective recoveries of Brazil indirect tax credits ($38 million). The increase in gross profit was due to higher overall volumes, the favorable impact of foreign currencies, operational performance improvements, the favorable commercial settlements and net pricing adjustments, including material economics, and the one-time gain in Brazil, partially offset by higher commodity costs, and inefficiencies caused by unplanned production stoppages and certain incentive compensation costs that were not expected to recur.

Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2022	Change	2021	Change	2020
Selling, general and administrative expenses	$598	11%	$537	(4)%	$558
% of sales	4.2%		3.9%		4.4%

Selling, general and administrative expenses (SG&A) in fiscal 2022 increased by $61 million as compared to fiscal 2021. The year-over-year increase in SG&A is attributable to higher overall engineering and other administrative spending in the current year ($36 million), the impact of the prior year acquisitions and consolidations of CQADNT and LFADNT ($35 million), the impact of a non-recurring contract related settlement with a customer ($14 million), higher depreciation expense ($7 million), and higher amortization expense attributable to the acquired intangible assets ($7 million). These were offset by lower compensation expense including stock-based and performance-based incentive compensation costs ($12 million), the favorable impact of foreign currencies ($17 million), and lower transaction costs ($11 million).

Selling, general and administrative expenses (SG&A) decreased by $21 million, or 4% in fiscal 2021 as compared to fiscal 2020. SG&A was favorably impacted by lower overall engineering and other administrative spending ($41 million), and RECARO and fabrics administrative costs in fiscal 2020 ($30 million), partially offset by higher stock-based compensation costs ($21 million), non-recurring favorable benefits in fiscal 2020 related to actions taken to reduce the impact of COVID-19 ($4 million), the unfavorable impact of foreign currencies ($21 million), and higher transaction costs ($4 million).

Adient plc | Form 10-K | 34

Refer to the segment analysis below for a discussion of segment profitability.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2022	Change	2021	Change	2020
Restructuring and impairment costs	$25	19%	$21	(91)%	$238

Restructuring and impairment charges increased by $4 million in fiscal 2022 as compared to fiscal 2021 due primarily to one-time non-cash impairment charges related to the withdrawal from and sale of Adient’s operations in Russia and other assets held for sale in EMEA.

Restructuring and impairment costs were lower by $217 million in fiscal 2021 as compared to fiscal 2020 due primarily to higher levels of restructuring actions taken in fiscal 2020 after the industry experienced significant volume decreases resulting from the COVID-19 impact, and $53 million of one-time non-cash impairment charges of long-lived assets in China and other assets held for sale in fiscal 2020.

Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for information related to Adient’s withdrawal from and sale of operations in Russia and assets held for sale.

Equity Income

	Year Ended September 30,
(in millions)	2022	Change	2021	Change	2020
Equity income (loss)	$75	(95)%	$1,484	>100%	$22

Equity income was $75 million in fiscal 2022 compared to $1,484 million in fiscal 2021. The decrease is primarily attributable to the significant prior year gains on divestitures of Adient's interests in certain China joint ventures (YFAS, SJA and others) as well as the prior year acquisition of controlling interest in CQADNT and resulting lower equity in the current year ($1,376 million), current year non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates in South Africa and China ($10 million), the impact of KEIPER supply agreement modifications ($17 million), the unfavorable impact of foreign currencies ($3 million), higher restructuring charges primarily at Adient's affiliates in China ($5 million), and current year operational interruptions and production stoppages resulting from supply chain disruptions and localized COVID-19 lockdowns in China ($1 million), partially offset by lower purchase accounting amortization ($3 million). Refer to Note 3, "Acquisitions and Divestitures," and Note 18, "Nonconsolidated Partially-Owned Affiliates," of the notes to the consolidated financial statements for more information.
Equity income was $1,484 million for fiscal 2021, compared to $22 million for fiscal 2020. The significantly higher equity income in fiscal 2021 was due primarily to the one-time gain associated with the 2021 Yanfeng Transaction and the sale of Adient's interest in SJA, a fiscal 2020 non-cash impairment charge related to Adient's YFAI investment divestiture ($231 million), favorable impact of foreign currencies ($19 million), and lower production volumes within Adient's China affiliates due to the impact of COVID-19 lockdowns during fiscal 2020 ($27 million). Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for more information.

Adient plc | Form 10-K | 35

Net Financing Charges

	Year Ended September 30,
(in millions)	2022	Change	2021	Change	2020
Net financing charges	$215	(31)%	$311	41%	$220

Net financing charges decreased in fiscal 2022 as compared to fiscal 2021 as a result of lower levels of outstanding debt, higher amounts of premiums paid to tender outstanding debt and higher levels of accelerated expense of deferred financing costs in the prior year associated with the pay-down of debt.

Net financing charges increased in fiscal 2021 as compared to fiscal 2020 primarily as a result of premiums paid on the repurchase of debt ($50 million), an accelerated expense of the associated deferred financing costs ($20 million), a derivative loss associated with the 2021 Yanfeng Transaction ($30 million), and higher levels of outstanding debt and higher average interest rates during fiscal 2021. Refer to Note 9, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for information related to the components of Adient's net financing charges.

Other Pension Expense (Income)

	Year Ended September 30,
(in millions)	2022	Change	2021	Change	2020
Other pension expense (income)	$(10)	58%	$(24)	>(100%)	$14

Other pension expense (income) consists of mark-to-market adjustments of Adient's retirement plans and non-service components of Adient's net periodic pension costs. The lower fiscal 2022 (income) is due primarily to a lower pension mark-to-market gain ($8 million) and a lower expected return on plan assets ($4 million). The decrease in pension expense in fiscal 2021 as compared to fiscal 2020 was due to the favorable impact of pension mark-to-market (a $15 million gain in fiscal 2021 compared to a $22 million charge in fiscal 2020). Refer to Note 14, "Retirement Plans," of the notes to the consolidated financial statements for information related to the components of Adient's net periodic pension costs.

Income Tax Provision

	Year Ended September 30,
(in millions)	2022	Change	2021	Change	2020
Income tax provision (benefit)	$94	(62)%	$249	>100%	$57

The fiscal 2022 income tax expense of $94 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to recognize a tax benefit for losses in jurisdictions with valuation allowances, the establishment of valuation allowances in certain jurisdictions, and the repatriation of foreign earnings, partially offset by tax benefits related to the release of valuation allowances in certain jurisdictions.

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

As a result of Adient's fiscal 2022 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined it was more likely than not that certain deferred tax assets in Canada, Japan, and other jurisdictions would not be realized and recorded income tax expense of $12 million, $3 million and $3 million, respectively, to establish valuation allowances. Additionally, Adient determined it was more likely than not that deferred tax assets in the Czech Republic and other jurisdictions would be realizable and recorded income tax benefit of $11 million and $2 million, respectively, to release valuation allowances. Adient continues to record valuation
Adient plc | Form 10-K | 36

allowances on certain deferred tax assets in Germany, Hungary, Luxembourg, Mexico, Poland, Spain, the United Kingdom, the U.S. and other jurisdictions as it remains more likely than not that they will not be realized.

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

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2022	Change	2021	Change	2020
Income attributable to noncontrolling interests	$80	(2)%	$82	34%	$61

The $2 million decrease in income attributable to noncontrolling interests for fiscal 2022 is attributable to lower income due to operational inefficiencies resulting from unplanned production stoppages including higher freight at certain Seating joint ventures in varying jurisdictions during the current year. The increase in income attributable to noncontrolling interests for fiscal 2021 is attributable to higher income resulting from higher volumes in fiscal 2021, attributable primarily to the impact of the COVID-19 pandemic at certain Seating affiliates in varying jurisdictions during fiscal 2020.

Net Income (Loss) Attributable to Adient

	Year Ended September 30,
(in millions)	2022	Change	2021	Change	2020
Net income (loss) attributable to Adient	$(120)	>(100%)	$1,108	>100%	$(547)

Adient plc | Form 10-K | 37

Net loss attributable to Adient was $120 million for fiscal 2022, compared to net income attributable to Adient of $1,108 million for fiscal 2021. The current year net loss attributable to Adient is primarily due to lower equity income attributable to prior year one-time gains on divestitures of Adient's interests in certain China joint ventures as described above, current year operational inefficiencies resulting from unplanned production stoppages including higher freight and other supply chain disruptions, the impact of the Russia/Ukraine conflict on EMEA production volumes and higher energy costs, the impact of localized COVID-19 lockdowns in China, and higher overall engineering and other administrative spending, partially offset by the favorable impact of operational footprint changes primarily related to the consolidation of CQADNT in China, favorable material economics recoveries, lower net financing charges, and lower income tax expense.

Net income attributable to Adient was $1,108 million for fiscal 2021, compared to a loss of $547 million for fiscal 2020. The increased net income attributable Adient is due to $1,214 million of one-time gains from sales of certain of Adient’s equity interests in China, higher current year volumes primarily resulting from prior year operational interruptions due to COVID-19, fiscal 2021 operational improvements, lower restructuring charges, a one-time gain associated with retrospective recoveries of Brazil indirect tax credits, and a $231 million non-cash impairment of the YFAI investment in fiscal 2020, partially offset by operational inefficiencies and premium freight caused by unplanned production stoppages resulting from semiconductor and petrochemical shortages, higher net financing charges, and higher income tax expense primarily resulting from the withholding taxes paid in association with the 2021 Yanfeng Transaction.

Comprehensive Income Attributable to Adient

	Year Ended September 30,
(in millions)	2022	Change	2021	Change	2020
Comprehensive income (loss) attributable to Adient	$(338)	>(100%)	$1,146	>100%	$(643)

Comprehensive loss attributable to Adient was $338 million for fiscal 2022 compared to comprehensive income attributable to Adient for fiscal 2021 of $1,146 million. The comprehensive loss in fiscal 2022 is attributable to lower net income ($1,230 million), the unfavorable impact in foreign currency translation adjustments resulting from overall strengthening of U.S. dollar against virtually all other currencies ($266 million), less favorable impact in realized and unrealized losses on derivatives ($20 million), partially offset by the decrease in comprehensive income attributable to noncontrolling interests ($32 million).

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
Adient plc | Form 10-K | 38

certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.

	Year Ended September 30,
(in millions)	2022	2021	2020
Net Sales
Americas	$6,557	$6,164	$5,889
EMEA	4,764	5,564	5,148
Asia	2,926	2,123	1,822
Eliminations	(126)	(171)	(189)
Total net sales	$14,121	$13,680	$12,670

	Year Ended September 30,
(in millions)	2022	2021	2020
Adjusted EBITDA
Americas	$242	$232	$228
EMEA	138	277	101
Asia	383	486	424
Corporate-related costs (1)	(88)	(78)	(80)
Restructuring and impairment costs (2)	(25)	(21)	(238)
Purchase accounting amortization (3)	(54)	(50)	(40)
Restructuring related charges (4)	(6)	(9)	(20)
Loss on business divestitures - net (5)	—	(26)	(13)
Gain on sale / (impairment) of nonconsolidated partially-owned affiliates (6)	(10)	1,214	(231)
Depreciation	(298)	(285)	(295)
Stock based compensation	(29)	(36)	(15)
Other items (7)	6	22	(16)
Earnings (loss) before interest and income taxes	259	1,726	(195)
Net financing charges	(215)	(311)	(220)
Other pension income (expense)	10	24	(14)
Income (loss) before income taxes	$54	$1,439	$(429)

Notes:
(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. During fiscal 2022, an impairment charge of $4 million related to the withdrawal from and sale of its operations in Russia, and a held-for-sale impairment charge of $6 million were recorded in EMEA. Included in restructuring charges in fiscal 2021 is $10 million of held for sale and other non-cash impairment charges in EMEA. Included in restructuring charges in fiscal 2020 is a non-cash pre-tax impairment related to intangible assets of $24 million, held for sale asset impairments of $21 million, $8 million of other long-lived asset impairments, all within Asia, and $175 million of charges in EMEA which primarily related to workforce reductions. Refer to Note 15, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for more information.

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
Adient plc | Form 10-K | 39

(5) Fiscal 2021 includes a $21 million loss associated with certain aspects of the 2021 Yanfeng Transaction and a $5 million loss on sale of non-core assets in Asia. Fiscal 2020 includes a $21 million loss of sale of RECARO and $4 million loss on deconsolidation of Aerospace, partially offset by a $12 million gain on completion of the 2020 Yanfeng Transaction.

(6) Fiscal 2022 includes $3 million and $7 million of non-cash impairments of certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively. Fiscal 2021 includes a gain associated with the 2021 Yanfeng Transaction of $1,181 million and a gain of $33 million on the sale of Adient's interest in SJA. Fiscal 2020 includes non-cash impairment charges related to Adient's YFAI investment balance recorded in conjunction with the 2020 Yanfeng Transaction. All of these impacts have been recorded within the equity income line in the consolidated statements of income.

(7) Fiscal 2022 reflects $8 million of transaction costs, a one-time gain of $32 million associated with the retrospective recovery of indirect tax credits in Brazil, a $14 million charge related to a non-recurring contract related settlement, $1 million of allowance for doubtful accounts resulting from the withdrawal from and sale of operations in Russia, and $2 million of loss on finalization of asset sale in Turkey. Fiscal 2021 reflects a one-time gain of $38 million associated with the retrospective recovery of indirect tax credits in Brazil (of which $36 million relates to recoveries covering the past 20 years and is adjusted out of Americas' segment results), a $5 million gain on previously held interest at YFAS in an affiliate, and $19 million of transaction costs. Fiscal 2020 includes $15 million of transaction costs and $1 million of tax adjustments at YFAI.

Americas

	Year Ended September 30,
(in millions)	2022	Change	2021	Change	2020
Net sales	$6,557	6%	$6,164	5%	$5,889
Adjusted EBITDA	$242	4%	$232	2%	$228

Net sales increased in fiscal 2022 by $393 million as a result of higher production volumes despite certain unplanned production stoppages primarily resulting from semiconductor chip shortages and other supply chain disruptions ($278 million), the favorable impact of material economics recoveries ($179 million), and the favorable impact of foreign currencies ($2 million), partially offset by the impact of unfavorable commercial settlements and net pricing adjustments ($45 million) and the impact of operational footprint changes ($21 million).

Adjusted EBITDA increased in fiscal 2022 by $10 million due to operational performance improvements ($62 million), lower administrative and engineering expense ($20 million), the favorable impact of KEIPER supply agreement modifications ($14 million), higher current year production volumes ($12 million), the favorable impact of foreign currencies ($8 million), and higher equity income ($3 million), partially offset by higher freight costs ($55 million), lower levels of commercial settlements and net pricing adjustments ($34 million), unfavorable material economics, net of recoveries ($15 million), and the impact of operational footprint changes ($5 million).

Net sales increased during fiscal 2021 by $275 million as a result of operational interruptions in fiscal 2020 due to COVID-19 and despite certain unplanned temporary production stoppages primarily resulting from semiconductor and petrochemical shortages in fiscal 2021 ($262 million), favorable commercial settlements and net pricing adjustments ($33 million), and the favorable impact of material economics recoveries ($24 million), partially offset by the unfavorable impact of foreign currencies ($34 million), and the impact of the divestiture of RECARO ($10 million) in fiscal 2020.

Adjusted EBITDA increased during fiscal 2021 by $4 million due primarily to higher volumes and product mix ($120 million), operational performance improvements ($3 million), the favorable impact of foreign currencies ($8 million), and favorable commercial settlements and net pricing adjustments ($70 million), partially offset by operational inefficiencies including premium freight and unplanned temporary production stoppages in fiscal 2020 resulting from semiconductor and petrochemical shortages and to a lesser extent COVID-19 related costs ($104 million), higher administrative expense primarily related to certain fiscal 2020 benefits related costs that were not expected to recur, net of efficiency improvements ($44 million), the unfavorable material economics, net of recoveries ($46 million), and lower equity income ($3 million).

Adient plc | Form 10-K | 40

EMEA

	Year Ended September 30,
(in millions)	2022	Change	2021	Change	2020
Net sales	$4,764	(14)%	$5,564	8%	$5,148
Adjusted EBITDA	$138	(50)%	$277	>100%	$101

Net sales decreased in fiscal 2022 by $800 million primarily as a result of operational interruptions due to certain unplanned production stoppages resulting from semiconductor chip shortages and other supply chain disruptions along with the negative impact of the Russia/Ukraine conflict on EMEA production volumes ($362 million), the unfavorable impact of foreign currency ($466 million), the impact of operational footprint changes ($129 million), partially offset by the favorable impact of material economics recoveries ($115 million), and favorable impact of commercial settlements and net pricing adjustments ($42 million).

Adjusted EBITDA decreased in fiscal 2022 by $139 million due primarily to lower current year production volumes as explained above ($88 million), increased utilities, labor and freight costs along with other operating inefficiencies associated with lower volumes ($71 million), the impact of operational footprint changes ($27 million), the unfavorable impact of foreign currencies ($20 million), and higher administrative and engineering expense ($1 million), partially offset by favorable commercial settlements and net pricing adjustments ($66 million), and favorable material economics, net of recoveries ($2 million).

Net sales increased during fiscal 2021 by $416 million as a result of operational interruptions in fiscal 2020 due to COVID-19 and despite certain unplanned temporary production stoppages in fiscal 2021 primarily resulting from semiconductor and petrochemical shortages ($254 million), the favorable impact of foreign currency ($234 million), the favorable impact of commercial settlements and net pricing adjustments ($22 million), and the favorable impact of material economics recoveries ($50 million), partially offset by the impact of the fiscal 2020 divestitures primarily consisting of the RECARO and fabrics businesses ($144 million).

Adjusted EBITDA increased during fiscal 2021 by $176 million due primarily to higher volumes as explained above ($110 million), operational performance improvements ($61 million), lower administrative and engineering expense related to efficiencies and the impact of certain launch delays ($50 million), favorable commercial settlements and net pricing adjustments ($51 million) and higher equity income ($1 million), partially offset by operational inefficiencies as a result of unplanned temporary production stoppages in fiscal 2021 stemming from semiconductor shortages and to a lesser extent COVID-19 related costs ($55 million), unfavorable net commodity pricing adjustments ($11 million), unfavorable impact of foreign currencies ($9 million), higher administrative and engineering expense due to certain fiscal 2020 benefits that were not expected to recur ($18 million), and the impact of the fiscal 2020 divestitures primarily consisting of the RECARO and fabrics businesses ($4 million).

Asia

	Year Ended September 30,
(in millions)	2022	Change	2021	Change	2020
Net sales	$2,926	38%	$2,123	17%	$1,822
Adjusted EBITDA	$383	(21)%	$486	15%	$424

Net sales increased in fiscal 2022 by $803 million due to the impact of operational footprint changes in China primarily related to the consolidation of CQADNT ($770 million), favorable volume and mix ($153 million), and the favorable impact of material economics recoveries ($18 million), partially offset by the unfavorable impact of foreign currencies ($128 million), and unfavorable impact of commercial settlements and net pricing adjustments ($10 million).

Adjusted EBITDA decreased in fiscal 2022 by $103 million due primarily to operational footprint changes including the impact of the 2021 Yanfeng Transaction ($75 million), operating inefficiencies including freight and labor economics, and launch timing ($27 million), lower equity income due to the impact of KEIPER supply agreement modifications ($17 million), the unfavorable impact of foreign currencies ($15 million), higher administrative and engineering expense ($6 million), lower equity income due to lower volumes primarily at Adient's affiliates in China attributable to the COVID-19 lockdowns ($4
Adient plc | Form 10-K | 41

million), and the unfavorable impact of material economics, net of recoveries ($2 million), partially offset by favorable volume and mix despite the impact of localized COVID-19 lockdowns in China during the second quarter of fiscal 2022 ($30 million), and favorable commercial settlements and net pricing adjustments which includes $9 million of a non-recurring settlement in China ($13 million).

Net sales increased during fiscal 2021 by $301 million due to higher production volumes across the region, which was primarily a result of operational interruptions due to COVID-19 in fiscal 2020 and despite certain unplanned temporary production stoppages in fiscal 2021 primarily resulting from semiconductor shortages ($263 million), the favorable impact of foreign currencies ($74 million), and the favorable impact of material economics recoveries ($9 million), partially offset by the impact of unfavorable commercial settlements and net pricing adjustments ($31 million), and the impact of the fiscal 2020 divestiture of RECARO ($14 million).

Adjusted EBITDA increased during fiscal 2021 by $62 million due primarily to higher volumes as explained above ($50 million), higher equity income as a result of the operational interruptions at Adient's China affiliates due to COVID-19 in fiscal 2020 ($34 million), operational performance improvements ($33 million), lower administrative and engineering expense ($3 million), and the favorable impact of foreign currencies ($29 million), partially offset by the unfavorable impact of material economics, net of recoveries ($9 million), unfavorable commercial settlements and net pricing adjustments ($21 million), the impact of the divestiture of SJA ($9 million), the impact of fiscal 2020 divestitures of YFAI ($18 million) and RECARO ($5 million), tax benefits at various affiliates in fiscal 2020 that were not expected to recur ($10 million), higher administrative expense due in part to fiscal 2020 benefits that were not expected to recur ($9 million), and operational inefficiencies including premium freight and unplanned temporary production stoppages resulting from semiconductor shortages and to a lesser extent COVID-19 related costs ($6 million).

Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Adient also recently announced a share repurchase authorization (up to $600 million) with no expiration date, wherein Adient expects to take a measured approach as to the timing and amount of share repurchases as part of its assessment of the most effective use of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below and refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for discussion of financing arrangements. Refer to Note 3, "Acquisitions and Divestitures," for more information on strategic transactions that have provided significant liquidity that allowed for additional voluntary debt pay down in fiscal 2022 and 2021. Following the first quarter of fiscal 2019 dividend payout, Adient suspended future dividends.

Indebtedness

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility was set to mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. On November 24, 2021, Adient entered into an amendment to its ABL Credit Facility (the “2021 ABL Amendment”) to amend certain terms and provisions, including to (i) change the interest rate benchmark rates applicable under the ABL Credit Facility for borrowings denominated in euro, Swedish krona and pounds sterling to EURIBOR, STIBOR, and SONIA, in each case subject to certain adjustments, and (ii) update the provisions in our ABL Credit Facility by which U.S. dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark, in each case, to reflect the most recent standards and practices used in the industry. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to LIBOR, in the case of amounts outstanding in
Adient plc | Form 10-K | 42

dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. On November 2, 2022, Adient entered into an amendment to its ABL Credit Facility (the “2022 ABL Amendment”) to amend certain terms and provisions, including to (i) extend its maturity date to November 2, 2027 (subject to certain springing maturity provisions), (ii) replace LIBOR with Term SOFR as the benchmark rate of interest for U.S. dollar borrowings thereunder and (iii) provide flexibility for future amendments to the ABL Credit Facility to incorporate certain sustainability-based pricing provisions. Other key terms and conditions of the facility remain unchanged. As of September 30, 2022, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $899 million (net of $13 million of letters of credit).

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a term loan credit agreement, as amended in fiscal 2021, (the “Term Loan B Agreement”) that provides for a $1.0 billion senior secured term loan facility. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity on April 8, 2028. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 3.25%. The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Adient paid $7 million related to the fiscal 2021 amendment along with expensing $8 million of previously deferred financing costs to net financing charges.
Adient US was also a party to an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes. The notes were set to mature on May 15, 2026 and bore interest at a rate of 7.00% per annum. Interest on these notes was payable semi-annually in arrears on November 15 and May 15 of each year. During fiscal 2021, Adient repurchased the full amount of the outstanding balance of the Senior First Lien Notes at a premium of $50 million plus $21 million of accrued and unpaid interest. As a result, $12 million of previously deferred financing costs were expensed to net financing charges.

The ABL Credit Facility and Term Loan B Agreement contain covenants that are usual and customary for facilities and debt instruments of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay dividends or make other distributions on, or repurchase or redeem, Adient’s capital stock or certain other debt; make other restricted payments; and consolidate or merge with, or convey, transfer or lease all or substantially all of Adient’s and its restricted subsidiaries’ assets, to another person. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, cross-default clauses with other debt arrangements, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

Adient Global Holdings Ltd. (“AGH”), a wholly-owned subsidiary of Adient, previously maintained $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. During the fourth quarter of fiscal 2020, Adient redeemed $103 million of face value of these notes, resulting in a remaining balance of $797 million as of September 30, 2020. Adient further redeemed $2 million of the notes during fiscal 2021, resulting in a remaining balance of $795 million as of September 30, 2022 and 2021. AGH also previously maintained €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. In fiscal 2022, Adient repurchased €177 million ($198 million) of the 3.50% unsecured notes due 2024 at a premium of €3 million ($4 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €1 million ($1 million) of previously deferred financing costs to net financing charges. As of September 30, 2022, the remaining balance of this debt was €823 million ($809 million).

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, previously maintained €135 million ($156 million) in an unsecured term loan from the European Investment Bank (“EIB”) due in 2022. The loan bore interest at the 6-month EURIBOR rate plus 158 basis points. During fiscal 2021, Adient repaid $36 million of the EIB loan, triggered in part by the redemption of debt and the sale of the fabrics business in the prior year. Adient fully repaid the remaining balance of the EIB loan in May 2022 upon its maturity.

On April 20, 2020, Adient US issued $600 million (net proceeds of $591 million) aggregate principal amount of 9.00% Senior First Lien Notes due 2025. These notes were set to mature on April 15, 2025, provided that if AGH has not refinanced (or otherwise redeemed) in whole its outstanding 3.50% unsecured notes due 2024 or any refinancing indebtedness thereof that matures earlier than 91 days prior to the maturity date of the Senior First Lien Notes due 2025 on or prior to May 15, 2024, these notes will mature on May 15, 2024. Interest on these notes was due on April 15 and October 15 each year, beginning on October 15, 2020. These notes contained covenants that were usual and customary, similar to the covenants as described above. Adient incurred $10 million of debt issuance cost associated with this new debt in fiscal 2020. In fiscal 2022, Adient
Adient plc | Form 10-K | 43

repurchased the full $600 million of 9.00% Senior First Lien Notes due 2025 at a premium of $34 million plus $19 million of accrued and unpaid interest, and expensed $7 million of previously deferred financing costs to net financing charges.

Sources of Cash Flows

	Year Ended September 30,
(in millions)	2022	2021	2020
Cash provided (used) by operating activities	$274	$260	$246
Cash provided (used) by investing activities	484	347	166
Cash provided (used) by financing activities	(1,273)	(770)	393
Capital expenditures	(227)	(260)	(326)

Cash flows from operating activities

Fiscal 2022 compared to Fiscal 2021: The increase in operating cash flows is primarily due to favorable changes of trade working capital, specifically lower levels of inventory and restructuring spending, and higher levels of accounts payable, partially offset by higher levels of accounts receivable (net of $137 million of favorable impact from accounts receivable factoring programs). Operating cash flows were also positively impacted by lower interest payments, but were negatively impacted by lapsed non-income related tax deferral programs and lower levels of dividends from nonconsolidated partially-owned affiliates. See the working capital section below for further information on changes in working capital.

Fiscal 2021 compared to Fiscal 2020: The increase in cash flows from operating activities is primarily due to higher levels of operating profits, partially offset by unfavorable changes to working capital year-over-year driven by higher levels of inventory, higher levels of restructuring amounts paid and higher levels of interest paid in the current year.

Cash flows from investing activities

Fiscal 2022 compared to Fiscal 2021: The increase in cash provided by investing activities is primarily attributable to the $652 million of proceeds received related to the 2021 Yanfeng Transaction, the $46 million in proceeds received from the sale of the assets in Turkey, and the collection of $41 million of deferred proceeds from the sale of Adient's interest in YFAI as part of the 2020 Yanfeng Transaction and lower capital expenditures, partially offset by the $30 million settlement of the derivative contracts related to the cash proceeds of the 2021 Yanfeng Transaction. Refer to Note 3, “Acquisitions and Divestitures,” and Note 10, “Derivative Instruments and Hedging Activities,” of the notes to the consolidated financial statements for additional information.

Fiscal 2021 compared to Fiscal 2020: The increase in cash provided by investing activities is due to higher levels of proceeds received from business divestitures (primarily $715 million from the 2021 Yanfeng Transaction and $53 million from the sale of SJA) and lower levels of capital expenditures, partially offset by business acquisitions in the current year.

Cash flows from financing activities

Fiscal 2022 compared to Fiscal 2021: The increase in cash used by financing activities is attributable to the repayment of long-term debt, including premiums paid, of $987 million, amounts paid to acquire the noncontrolling interest of CQADNT ($153 million), along with higher dividend payments to noncontrolling interests primarily in connection with the acquisition of CQANDT. Refer to Note 9, “Debt and Financing Arrangements,” and Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information.

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

Capital expenditures

Fiscal 2022 compared to Fiscal 2021: Capital expenditures decreased year-over-year based on timing of program spend on product launches and continued tightening of overall spending.

Adient plc | Form 10-K | 44

Fiscal 2021 compared to Fiscal 2020: Capital expenditures decreased year-over-year based on timing of program spend on product launches including certain launch delays in EMEA and tightening controls around overall spending.

Working capital

(in millions)	September 30, 2022	September 30, 2021
Current assets	$4,163	$5,086
Current liabilities	3,501	3,511
Working capital	$662	$1,575

The decrease in working capital of $913 million is primarily attributable to lower cash and cash equivalents as a result of the repayment of long-term debt during the current year, and lower other current assets balances due to the settlement of all outstanding balances related to the 2021 Yanfeng Transaction.

Off-Balance Sheet Arrangements
Adient enters into supply chain financing programs in domestic and certain foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2022 and 2021, $269 million and $132 million have been funded under these programs, respectively.

Contractual Obligations
A summary of Adient's significant contractual obligations as of September 30, 2022:

(in millions)	Total	2023	2024-2025	2026-2027	Beyond 2028
Long-term debt	$2,593	$11	$829	$815	$938
Interest on long-term debt	562	130	231	164	37
Operating leases	310	90	113	52	55
Purchase obligations (1)	369	198	8	52	111
Pension contributions	118	14	19	22	63
Total contractual cash obligations	$3,952	$443	$1,200	$1,105	$1,204

(1) Primarily consists of commitments for production materials and other supply items, as well as $92 million of committed capital expenditures.

Effects of Inflation and Changing Prices
The effects of inflation have historically not been significant to Adient's results of operations. Generally, Adient has been able to implement operating efficiencies to sufficiently offset cost increases, which over time have been moderate. The automotive industry has recently experienced a period of significant volatility in commodity and other input costs, including steel, petrochemical, freight energy and labor costs. This price volatility may continue into the future as demand increases and/or supply remains constrained. Price volatility has resulted in an overall increase of input costs for Adient that may not be, or may only be partially, offset through customer negotiations. During fiscal 2023, commodity prices and availability could fluctuate throughout the year and significantly affect Adient's results of operations.

Critical Accounting Estimates and Policies

Adient prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). This requires management to make estimates and assumptions that affect reported amounts
Adient plc | Form 10-K | 45

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

Impairment of Goodwill, Other Long-lived Assets and Investments in Partially Owned Affiliates

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third-party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient uses the income approach in which discounted cash flow analyses are used to derive estimates of fair value of each reporting unit. Multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics are also used in developing estimated fair values. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows and appropriate discount rates (based on weighted average cost of capital ranging from 17.5% – 21.0% at September 30, 2022) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections also considered the impact that the COVID-19 pandemic, supply-chain disruptions, higher commodity, shipping and energy costs, and the Russia/Ukraine conflict are having on Adient’s current and future operations as well as the impact to new vehicle sales in future years. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the results of the goodwill impairment test and on Adient's results of operations. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Adient is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. As a result of the tests, there was no goodwill impairment recorded during the fourth quarter of fiscal 2022. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for additional information.

Adient reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Adient conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires Adient to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing as part of their asset group if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. No triggering events were identified during fiscal 2022 and 2021. During the fourth quarter of fiscal 2020, Adient concluded it had a triggering event requiring assessment of an impairment within a separate China entity and as a result recorded a $5 million pre-tax non-cash impairment in the Asia segment related to long-lived assets due to an overall decline in the forecasted operations within that business. During the third quarter of fiscal 2020, Adient concluded it had a triggering event requiring assessment of impairment within the Futuris China business and as a result
Adient plc | Form 10-K | 46

recorded a pre-tax non-cash impairment of $27 million in the Asia segment, which consisted of customer relationship intangible assets of $24 million and other long-lived assets of $3 million, due to an overall decline in forecasted operations within that business. These impairments were measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing appraisal techniques to determine fair values of the impaired assets. These methods are consistent with the methods Adient employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consist of expected future operating margins and cash flows, estimated production volumes, weighted average cost of capital rates (13.0%), estimated salable values and third-party appraisal techniques such as market comparables. To the extent that profitability on current or future programs decline as compared to forecasted profitability or if adverse changes occur to key assumptions or other fair value measurement inputs, further impairment of long-lived assets could occur in the future.

Adient monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If Adient determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. During the second quarter of fiscal 2022, Adient entered into agreements, whereby Adient would sell its interests in two joint ventures in China held directly by Adient, each of which represented 25% of their total issued and outstanding equity interests, for $3 million. As a result, Adient concluded that indicators of other-than-temporary impairment were present related to the investments in these joint ventures, and recorded a non-cash impairment charge of $3 million. Also during the second quarter of fiscal 2022, Adient concluded that indicators of other-than-temporary impairment were present related to a partially-owned affiliate in South Africa as the Company pursued a sale of a portion of its interest in the joint venture and recorded a non-cash impairment charge of $6 million. During fiscal 2020, Adient entered into an agreement to, among other things, transfer all of the issued and outstanding equity interest in YFAI held, directly or indirectly, by Adient, which represented 30% of YFAI’s total issued and outstanding equity interest, to Yanfeng Automotive Trim Systems Company Ltd. for $369 million, of which $309 million was paid at closing and $60 million was subsequently paid in fiscal 2021 and 2022. This transaction closed during the fourth quarter of fiscal 2020. Adient concluded that indicators of other-than-temporary impairment were present in certain quarters during fiscal 2020 related to the investment in YFAI and recorded a total of $231 million non-cash impairment of Adient’s YFAI investment within equity income. The impairments were determined based on combining the fair value of consideration received for all transactions contemplated within the Master Agreement, including an estimated fair value of the YFAS joint venture extension, and allocating the total consideration received to the individual transactions based on relative fair values. Adient estimated the fair value of the individual transactions using both an income approach and market approach. The inputs utilized in the fair value analyses of the transactions are classified as level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consisted of expected future operating margins and cash flows of YFAI, estimated production volumes, estimated dividend payments from YFAS over the extension period, estimated terminal values of YFAS, market comparables, weighted-average costs of capital (YFAI - 15.0%, YFAS - 10.5%), and noncontrolling interest discounts. Refer to Note 3, “Acquisitions and Divestitures,” and Note 18, "Nonconsolidated Partially-Owned Affiliates," of the notes to the consolidated financial statements for additional information.

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

Adient considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, Adient uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the
Adient plc | Form 10-K | 47

expected timing of benefit payments. For the U.S. pension plans, Adient uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension, Adient consistently uses the relevant country specific benchmark indices for determining the various discount rates. Adient's discount rate on U.S. pension plans was 5.51% and 3.06% at September 30, 2022 and 2021, respectively. Adient's weighted average discount rate on non-U.S. plans was 4.98% and 1.71% at September 30, 2022 and 2021, respectively.

In estimating the expected return on plan assets, Adient considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans' invested assets. Reflecting the relatively long-term nature of the plans' obligations, approximately 60% of the plans' assets are invested in fixed income securities and 15% in equity securities, with the remainder primarily invested in alternative investments. For fiscal years 2022 and 2021, Adient's expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 5.75% and 5.75% respectively. The actual rate of return on U.S. pension plans was below 5.75% in fiscal 2022 and was below 5.75% in fiscal 2021. For fiscal years 2022 and 2021, Adient's weighted average expected long-term return on non-U.S. pension plan assets was 3.20% and 3.68%, respectively. The actual rate of return on non-U.S. pension plans was below 3.20% in fiscal 2022 and was above 3.68% in fiscal 2021.

For fiscal 2023, Adient estimates the long-term rate of return will approximate 6.75% and 4.53% for U.S. pension and non-U.S. pension plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If Adient's actual returns on plan assets are less than Adient's expectations, additional contributions may be required.

In fiscal 2022, total Adient contributions to the defined benefit pension plans were $16 million. Adient expects to contribute at least $14 million in cash to its defined benefit pension plans in fiscal 2023.

Based on information provided by its independent actuaries and other relevant sources, Adient believes that the assumptions used are reasonable; however, changes in these assumptions could impact Adient's financial position, results of operations or cash flows.

The following table illustrates estimated increases (decreases) in projected benefit obligation (PBO) and net periodic benefit cost excluding changes in mark-to-market adjustments (NPBC) as of September 30, 2022 and for fiscal 2022 assuming a decrease of 100 basis points in the discount rate and expected return on plan assets.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
(in millions)	Change in PBO	Change in NPBC	Change in PBO	Change in NPBC
100 basis point decrease in discount rate	$1	$—	$46	$(4)
100 basis point decrease in expected return on plan assets	N/A	—	N/A	4
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
Adient plc | Form 10-K | 48

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

Refer to Note 16, "Income Taxes," of the notes to consolidated financial statements for Adient's income tax disclosures.

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

During fiscal 2022, Adient committed to a restructuring plan ("2022 Plan") of $25 million that was offset by $10 million of prior year underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA and Americas. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2022 restructuring plan will reduce annual operating costs by approximately $20 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 20% will result in net savings. The restructuring actions are expected to be substantially completed by fiscal 2024.

During fiscal 2021, Adient committed to a restructuring plan ("2021 Plan") of $27 million that was offset by $16 million of prior year underspend. Of the restructuring costs recorded, $23 million related to the EMEA segment, $3 million related to the Americas segment, and $1 million related to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and lease contract terminations. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2021 restructuring plan will reduce annual operating costs by approximately $23 million, which is primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 20%-30% will result in net savings. The restructuring actions are expected to be substantially completed in fiscal 2023.

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

For all foreign currency derivative instruments designated as cash flow hedges, Adient tests their effectiveness at the cash flow hedge’s inception and on an on-going basis. The fair value of the hedged exposures and the fair value of the hedge instruments are revalued, and the ratio of the cumulative sum of the periodic changes in the value of the hedge instruments to the cumulative sum of the periodic changes in the value of the hedge is calculated. The hedge is deemed as highly effective if the ratio is between 80% and 125%.

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

Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Adient's Term Loan B Agreement. The interest rate caps were designated as cash flow hedges under ASC 815. During fiscal 2021, in conjunction with the Term Loan B Amendment as discussed in Note 9, "Debt and Financing Arrangements," Adient de-designated these contracts, the impact of which was not material. These contracts matured in fiscal 2022. As of September 30, 2022, Adient had no outstanding interest rate caps.

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
Adient plc | Form 10-K | 50

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

On an annual basis, Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Adient primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincided with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. During fiscal 2022, Adient had hedge contracts outstanding with the aim of hedging balance sheet items, or with the aim of hedging forecasted commitments. Foreign exchange contracts hedging balance sheet items are marked-to-market through the income statement, while foreign exchange contracts to hedge forecasted commitments are designated in a hedge relationship as a cash flow hedge. These are marked-to-market through other comprehensive income when effective.

Adient's euro-denominated bond and certain cross-currency interest rate swaps have been designated to selectively hedge portions of Adient's net investments in Europe and Japan. The currency effects of its euro-denominated bond and cross-currency interest rate swaps are reflected in the accumulated other comprehensive income account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investments in Europe and Japan. The cross-currency interest rate swap in Japan matured during fiscal 2021.

At September 30, 2022 and 2021, Adient estimates that an unfavorable 10% change in all applicable exchange rates versus the U.S. Dollar would have decreased net unrealized gains or increased net unrealized losses by approximately $61 million and $43 million, respectively.

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

Adient plc | Form 10-K | 52

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adient plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Adient plc and its subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Adient plc | Form 10-K | 53

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

Annual Goodwill Impairment Assessment

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance was $2,057 million as of September 30, 2022. Management reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Fair value is estimated using an income approach utilizing discounted cash flow analyses. This method requires management to make assumptions about estimates of the revenue and the operating margins, as well as the discount rates.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of significant assumptions used by management related to estimates of the revenue and the operating margins, as well as the discount rates. Evaluating management’s assumptions related to estimates of the revenue and the operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with relevant industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income approach used by the Company and the reasonableness of the discount rates.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
November 22, 2022

We have served as the Company’s auditor since 1957.

Adient plc | Form 10-K | 54

Adient plc
Consolidated Statements of Income (Loss)

	Year Ended September 30,
(in millions, except per share data)	2022	2021	2020
Net sales	$14,121	$13,680	$12,670
Cost of sales	13,314	12,854	12,078
Gross profit	807	826	592
Selling, general and administrative expenses	598	537	558
Loss on business divestitures - net	—	26	13
Restructuring and impairment costs	25	21	238
Equity income (loss)	75	1,484	22
Earnings (loss) before interest and income taxes	259	1,726	(195)
Net financing charges	215	311	220
Other pension expense (income)	(10)	(24)	14
Income (loss) before income taxes	54	1,439	(429)
Income tax provision (benefit)	94	249	57
Net income (loss)	(40)	1,190	(486)
Income (loss) attributable to noncontrolling interests	80	82	61
Net income (loss) attributable to Adient	$(120)	$1,108	$(547)

Earnings per share:
Basic	$(1.27)	$11.76	$(5.83)
Diluted	$(1.27)	$11.58	$(5.83)

Shares used in computing earnings per share:
Basic	94.8	94.2	93.8
Diluted	94.8	95.7	93.8

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 55

Adient plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2022	2021	2020
Net income (loss)	$(40)	$1,190	$(486)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(250)	16	(69)
Realized and unrealized gains (losses) on derivatives	—	20	(20)
Pension and postretirement plans	1	1	—
Other comprehensive income (loss)	(249)	37	(89)
Total comprehensive income (loss)	(289)	1,227	(575)
Comprehensive income (loss) attributable to noncontrolling interests	49	81	68
Comprehensive income (loss) attributable to Adient	$(338)	$1,146	$(643)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 56

Adient plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except share and per share data)	2022	2021
Assets
Cash and cash equivalents	$947	$1,521
Accounts receivable, less allowance for doubtful accounts of $21 and $29, respectively	1,852	1,426
Inventories	953	976
Assets held for sale	—	49
Other current assets	411	1,114
Current assets	4,163	5,086
Property, plant and equipment - net	1,377	1,607
Goodwill	2,057	2,212
Other intangible assets - net	467	555
Investments in partially-owned affiliates	286	335
Assets held for sale	11	25
Other noncurrent assets	797	958
Total assets	$9,158	$10,778
Liabilities and Shareholders' Equity
Short-term debt	$3	$17
Current portion of long-term debt	11	167
Accounts payable	2,478	2,130
Accrued compensation and benefits	340	389
Liabilities held for sale	—	16
Restructuring reserve	60	115
Other current liabilities	609	677
Current liabilities	3,501	3,511
Long-term debt	2,564	3,512
Pension and postretirement benefits	88	128
Other noncurrent liabilities	585	669
Long-term liabilities	3,237	4,309
Commitments and Contingencies (Note 19)
Redeemable noncontrolling interests	45	240
Preferred shares issued, par value $0.001; 100,000,000 shares authorized zero shares issued and outstanding at September 30, 2022	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 94,858,156 shares issued and outstanding at September 30, 2022	—	—
Additional paid-in capital	4,026	3,991
Retained earnings (accumulated deficit)	(1,108)	(988)
Accumulated other comprehensive income (loss)	(845)	(627)
Shareholders' equity attributable to Adient	2,073	2,376
Noncontrolling interests	302	342
Total shareholders' equity	2,375	2,718
Total liabilities and shareholders' equity	$9,158	$10,778

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 57

Adient plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2022	2021	2020
Operating Activities
Net income (loss) attributable to Adient	$(120)	$1,108	$(547)
Income attributable to noncontrolling interests	80	82	61
Net income (loss)	(40)	1,190	(486)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	298	285	295
Amortization of intangibles	52	45	37
Pension and postretirement benefit expense (benefit)	(2)	(16)	23
Pension and postretirement contributions, net	(16)	(23)	(19)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $2, $5 and $3, respectively)	4	44	24
(Gain) on sale of / impairment of nonconsolidated partially owned affiliates	10	(1,214)	231
Premium paid on repurchase of debt	38	50	—
Retrospective recoveries of Brazil indirect tax credits	(29)	(38)	—
Derivative loss on the 2021 Yanfeng Transaction	3	30	—
Deferred income taxes	5	40	(33)
Non-cash restructuring and impairment charges	14	11	53
Loss (gain) on divestitures - net	—	26	13
Equity-based compensation	29	36	15
Other	17	21	24
Changes in assets and liabilities:
Receivables	(576)	483	190
Inventories	(62)	(263)	78
Other assets	32	82	140
Restructuring reserves	(57)	(136)	(80)
Accounts payable and accrued liabilities	542	(388)	(251)
Accrued income taxes	12	(5)	(8)
Cash provided (used) by operating activities	274	260	246
Investing Activities
Capital expenditures	(227)	(260)	(326)
Sale of property, plant and equipment	20	30	15
Settlement of derivative contracts	(30)	(12)	10
Acquisition of businesses, net of cash acquired	(19)	(211)	—
Business divestitures	740	785	499
Changes in long-term investments	—	—	(37)
Loans to affiliates	—	15	—
Other	—	—	5
Cash provided (used) by investing activities	484	347	166
Adient plc | Form 10-K | 58

Adient plc
Consolidated Statements of Cash Flows
(Continued)

	Year Ended September 30,
(in millions)	2022	2021	2020
Financing Activities
Increase (decrease) in short-term debt	(14)	(5)	(16)
Increase (decrease) in long-term debt	—	214	600
Repayment of long-term debt	(987)	(895)	(108)
Debt financing costs	(1)	(8)	(10)
Cash paid to acquire a noncontrolling interest	(153)	—	—
Dividends paid to noncontrolling interests	(106)	(69)	(71)
Other	(12)	(7)	(2)
Cash provided (used) by financing activities	(1,273)	(770)	393
Effect of exchange rate changes on cash and cash equivalents	(59)	8	(34)
Increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(574)	(155)	771
Less: cash classified within current assets held for sale	—	(16)	(3)
Increase (decrease) in cash and cash equivalents	(574)	(171)	768
Cash and cash equivalents at beginning of period	1,521	1,692	924
Cash and cash equivalents at end of period	$947	$1,521	$1,692

The accompanying notes are an integral part of the consolidated financial statements.
Adient plc | Form 10-K | 59

Adient plc
Consolidated Statements of Shareholders' Equity

(in millions)	Ordinary Shares, par value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2019	$—	$3,962	$(1,545)	$(569)	$1,848	$341	$2,189
Net income (loss)	—	—	(547)	—	(547)	42	(505)
Foreign currency translation adjustments	—	—	—	(76)	(76)	11	(65)
Realized and unrealized gains (losses) on derivatives	—	—	—	(20)	(20)	—	(20)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(54)	(54)
Change in noncontrolling interest share	—	—	—	—	—	(18)	(18)
Share based compensation and other	—	12	—	—	12	—	12
Adjustments from adoption of a new standard	—	—	(4)	—	(4)	—	(4)
Balance at September 30, 2020	$—	$3,974	$(2,096)	$(665)	$1,213	$322	$1,535
Net income (loss)	—	—	1,108	—	1,108	57	1,165
Foreign currency translation adjustments	—	—	—	17	17	7	24
Realized and unrealized gains (losses) on derivatives	—	—	—	20	20	—	20
Employee retirement plans	—	—	—	1	1	—	1
Dividends attributable to noncontrolling interests	—	—	—	—	—	(42)	(42)
Change in noncontrolling interest share	—	—	—	—	—	(3)	(3)
Share based compensation and other	—	17	—	—	17	1	18
Balance at September 30, 2021	$—	$3,991	$(988)	$(627)	$2,376	$342	$2,718
Net income (loss)	—	—	(120)	—	(120)	45	(75)
Foreign currency translation adjustments	—	—	—	(219)	(219)	(20)	(239)
Realized and unrealized gains (losses) on derivatives	—	—	—	—	—	—	—
Employee retirement plans	—	—	—	1	1	—	1
Dividends attributable to noncontrolling interests	—	—	—	—	—	(53)	(53)
Purchase of subsidiary shares from noncontrolling interest	—	12	—	—	12	(12)	—
Share based compensation and other	—	23	—	—	23	—	23
Balance at September 30, 2022	$—	$4,026	$(1,108)	$(845)	$2,073	$302	$2,375

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
The consolidated financial statements of Adient have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The global automotive industry has continued to experience unprecedented supply chain and other disruptions over the past year related to semiconductor chip shortages, hostilities in Ukraine and localized COVID-19 lockdowns in China. These disruptions have led to unplanned downtime at Adient’s production facilities, often with very little warning, which results in operating inefficiencies and limits Adient’s ability to adequately mitigate such inefficiencies. The automotive industry has also experienced a period of rising input costs and potential shortages related to energy (particularly in EMEA as a result of the conflict in Ukraine), freight and commodities as well as facing an environment of unfavorable foreign currency exchange and rising interest rates. In addition, Adient, along with the automotive industry, has experienced and continues to face wage inflationary pressures as a result of constrained labor availability, particularly in certain jurisdictions in EMEA. COVID-19 and related variants and sub-variants, also continues to be present throughout the world, including in all global and regional markets served by Adient. The elevated COVID-19 rates in China led to lockdowns at various times during fiscal 2022, negatively impacting the automotive production levels in that region, along with creating further supply chain disruptions. As a result of these disruptions, new vehicle sales continue to be significantly lower than historical and previously projected pre-pandemic sales levels. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information on the impacts from the Russia/Ukraine conflict including Adient’s withdrawal from and sale of operations in Russia.
Principles of Consolidations
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended September 30, 2022 and 2021, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:
Adient plc | Form 10-K | 61

	September 30,
(in millions)	2022	2021
Current assets	$262	$158
Noncurrent assets	113	88
Total assets	$375	$246

Current liabilities	$233	$143
Noncurrent liabilities	14	8
Total liabilities	$247	$151
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
Receivables
Receivables consist of amounts billed and currently due from customers and revenues that have been recognized for accounting purposes but not yet billed to customers. Adient extends credit to customers in the normal course of business and maintains an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. The allowance for doubtful accounts is based on historical experience, existing economic conditions and any specific customer collection issues Adient has identified. Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2022 and 2021, $269 million and $132 million have been funded under these programs, respectively.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
Pre-Production Costs Related to Long-Term Supply Arrangements
Adient's policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and administrative expense in the consolidated statements of income. At September 30, 2022 and 2021, Adient recorded within the consolidated statements of financial position $239 million and $278 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other
Adient plc | Form 10-K | 62

current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year. At September 30, 2022, Adient had $73 million and $166 million of reimbursable costs recorded in current and noncurrent assets, respectively. At September 30, 2021, Adient had $66 million and $212 million of reimbursable costs recorded in current and noncurrent assets, respectively.
Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if Adient has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2022 and 2021, approximately $53 million and $62 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which Adient had title. In addition, at September 30, 2022, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $74 million and $15 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured. At September 30, 2021, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $77 million and $8 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.
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

Operating lease right-of-use (ROU) assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement dates. ROU assets also include payments made in advance and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that such options are to be exercised. Adient uses its incremental borrowing rate, which is the rate of interest it would pay to borrow on a collateralized basis over a similar term to the lease in a similar economic environment, for discounting lease consideration as most lease agreements do not provide an implicit rate. Refer to Note 8, “Leases” of the notes to consolidated financial statements for more information regarding Adient’s leases.

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
Adient plc | Form 10-K | 63

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
Impairment of Investments in Partially-Owned Affiliates
Adient monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If Adient determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. Refer to Note 18, "Nonconsolidated Partially-Owned Affiliates," of the notes to consolidated financial statements for more information on Adient’s partially-owned affiliates.
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

Customers
Essentially all of Adient's sales are to the automotive industry. Adient's most significant customers include Stellantis N.V. which comprised 12% of consolidated net sales in fiscal 2022, Stellantis N.V. and Volkswagen Group which comprised 13% and 11% of consolidated net sales, respectively, in fiscal 2021, and Stellantis N.V. and Volkswagen Group which comprised 10% and 10% of consolidated net sales in fiscal 2020.
Research and Development Costs
Expenditures for research activities relating to product development and improvement (other than those expenditures that are contractually guaranteed for reimbursement from the customer) are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the years ended September 30, 2022, 2021 and 2020 were $322 million, $316 million and $370 million, respectively. A portion of these costs associated with these activities are reimbursed by customers and, for the fiscal years ended September 30, 2022, 2021 and 2020 were $194 million, $210 million and $223 million, respectively.
Foreign Currency Translation
Substantially all of Adient's international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The resulting translation adjustments are accumulated as a component of
Adient plc | Form 10-K | 64

accumulated other comprehensive income (AOCI). The aggregate transaction gains (losses) included in net income for the years ended September 30, 2022, 2021 and 2020 were $6 million, $(8) million and $(25) million, respectively.
Derivative Financial Instruments
The fair values of all derivatives are recorded in the consolidated statements of financial position. The change in a derivative's fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. Refer to Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements for disclosure of Adient's derivative instruments and hedging activities.
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

Refer to Note 16, "Income Taxes," of the notes to consolidated financial statements for Adient's income tax disclosures.
Adient plc | Form 10-K | 65

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Year Ended September 30,
(in millions, except per share data)	2022	2021	2020
Numerator:
Net income (loss) attributable to Adient	$(120)	$1,108	$(547)

Denominator:
Shares outstanding	94.8	94.2	93.8
Effect of dilutive securities	—	1.5	—
Diluted shares	94.8	95.7	93.8

Earnings per share:
Basic	$(1.27)	$11.76	$(5.83)
Diluted	$(1.27)	$11.58	$(5.83)
The effect of common stock equivalents which would have been anti-dilutive was excluded from the calculation of diluted earnings per share for fiscal 2021 and was immaterial. Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share which for fiscal 2022 and 2020 is a result of being in a loss position.

New Accounting Pronouncements

Standards Adopted During Fiscal 2022

On October 1, 2021, Adient adopted Accounting Standards Codification (ASU) 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). ASU 2018-14 eliminates, adds, and modifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance is to be applied on a retrospective basis. The adoption of this guidance on October 1, 2021 did not significantly impact Adient's consolidated financial statements for fiscal 2022.

On October 1, 2021, Adient adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 modifies ASC 740, Income Taxes, by simplifying accounting for income taxes. As part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements, the FASB’s amendments may impact both interim and annual reporting periods. The adoption of this guidance on October 1, 2021 did not significantly impact Adient's consolidated financial statements for fiscal 2022.

Standards Effective After Fiscal 2022

Adient has considered the ASUs summarized below, effective after fiscal 2022, none of which are expected to significantly impact the consolidated financial statements:

Adient plc | Form 10-K | 66

Standard Pending Adoption	Description	Date Effective

ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)	ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity by reducing the number of accounting models for convertible debt and convertible preferred stock.	October 1, 2022

ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance	The ASU requires annual disclosures of: i) information about the nature of government assistance transactions and the related accounting policy used to account for the transactions, ii) the balance sheet and income statement line items affected by the transactions, and the amounts for each financial statement line item, and iii) significant transaction terms and conditions.	October 1, 2022

ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	The ASU requires buyers of goods and services to disclose information about supplier finance programs if such arrangements are used to manage their payables. The disclosures should include both qualitative and quantitative information including key terms and the amount of outstanding obligations.	October 1, 2023

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

Adient includes shipping and handling fees billed to customers in revenue, while including costs of shipping and handling in cost of sales. Taxes collected from customers are excluded from revenue and credited directly to obligations to the appropriate government agencies. Payment terms with customers are established based on customary industry and regional practices. Adient has evaluated the terms of its arrangements and determined that they do not contain significant financing components.

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities exist at September 30, 2022. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 17, "Segment Information," of the notes to consolidated financial statements for disaggregated revenue by geographical market.

Adient plc | Form 10-K | 67

3. Acquisitions and Divestitures

2021 Yanfeng Transaction
On March 12, 2021, Adient, Yanfeng Automotive Trim Systems Company Ltd. (“Yanfeng”), Yanfeng Adient Seating Co., Ltd. (“YFAS”), a joint venture owned, directly or indirectly, by Yanfeng (50.01%) and Adient (49.99%), and KEIPER Seating Mechanisms Co., Ltd. (f/k/a Adient Yanfeng Seating Mechanisms Co., Ltd. (“AYM” or “KEIPER”), a joint venture owned, directly or indirectly, by Yanfeng (50%) and Adient (50%), entered into a Master Agreement (the “2021 Agreement”), pursuant to which the parties agreed to, among other things, transactions that resulted in the sale of Adient’s 49.99% interest in YFAS to Yanfeng, the sale of Adient’s ownership interests in 3 other related joint ventures (ranging from 10% to 25%) to YFAS/KEIPER, and the purchase of YFAS’s 50% interest in Chongqing Adient Automotive Components Co., Ltd. (“CQADNT”) and YFAS’s 100% interest in Adient (Langfang) Seating Co., Ltd. (“LFADNT”) (collectively, the “2021 Yanfeng Transaction”). The 2021 Yanfeng Transaction closed on September 30, 2021 (“Closing Date”).

As a result of the 2021 Yanfeng Transaction, Adient received net cash proceeds of $1,141 million ($489 million in September 2021 and $652 million in December 2021) for the sale of Adient’s 49.99% interest in YFAS to Yanfeng, $100 million as the final cash dividend from YFAS, $59 million for the sale of Adient’s ownership interests in the 3 other related joint ventures, $54 million for granting a license of intellectual property to Yanfeng for use on a non-exclusive and perpetual basis, and a business consulting fee of $13 million. Adient also made a net payment of $211 million to Yanfeng related to the purchase CQADNT and LFADNT (the purchase price of $271 million, less $60 million cash acquired) on the Closing Date.

In conjunction with the 2021 Yanfeng Transaction, Adient provided Chongqing Boxun Industrial Co., Ltd. (“Boxun”), which owned 25% of CQADNT, an option to sell its interest in CQADNT. This option was reflected as $194 million of redeemable noncontrolling interest on Adient’s statement of financial position as of September 30, 2021. Boxun exercised its option in October 2021, and Adient acquired Boxun’s 25% interest effective January 2022. The total payment to Boxun from Adient was approximately $200 million, of which $15 million of historical dividends were paid in December 2021, and $185 million, including $32 million of historical dividends, was paid later in fiscal 2022. With the acquisitions of Boxun’s 25% and YFAS’s 50% interest of CQADNT, Adient owns 100% of CQADNT effective January 2022.

As a result of the 2021 Agreement, Adient received $41 million during fiscal 2022 representing the remaining balance of proceeds from the sale of its interest in Yanfeng Global Automotive Interior Systems Co. ("YFAI"), a joint venture previously owned, directly or indirectly, by Yanfeng (70%) and Adient (30%), which was part of the 2020 Yanfeng Transaction (as defined and described in Form 10-K for the fiscal year ended September 30, 2021).

The acquisition of CQADNT and LFADNT was accounted for using the acquisition method, and the operating results and cash flows of CQADNT and LFADNT have been included in Adient's consolidated financial statements since October 1, 2021. The acquisitions are expected to provide substantial synergies through vertical integration, purchasing and logistics improvements. The acquisitions also provide for an immediate controlled manufacturing presence in strategic locations in China.

Adient recorded a purchase price allocation for the assets acquired and liabilities assumed based on their estimated fair values as of the September 30, 2021 acquisition date. The purchase price adjustments and allocation is as follows:

Adient plc | Form 10-K | 68

	Fair value allocation
(in millions)	CQADNT	LFADNT
Cash	$55	$5
Accounts receivable	296	2
Inventory	37	5
Property, plant and equipment	86	8
Other assets	39	2
Goodwill	181	8
Intangible assets	234	6
Accounts payable	(252)	(19)
Other liabilities	(121)	(4)
Subtotal	555	13
Less: Interest already owned	103	—
Less: Redeemable noncontrolling interest	194	—
Total purchase consideration	258	13
Less: cash acquired	55	5
Net cash paid	$203	$8

The values allocated to CQADNT and LFADNT’s intangible assets of $234 million and $6 million, respectively, primarily consisted of customer relationships and patented technologies which are being amortized on a straight line basis over estimated useful lives of 3 to 12 years. The assets were valued using a combination of an income approach and a relief from royalty approach. These values were considered level 3 measurements under the U.S. GAAP fair value hierarchy. Key assumptions used in the valuation of customer relationships included a rate of return of 13.5% and the life of the relationship of approximately 12 years. Key assumptions used in the valuation of patented technologies included a rate of return of 13.5% and the life of the technologies of approximately 3 years. The allocation of the purchase price to goodwill and intangible assets was based on the valuations performed to determine the fair value of the net assets as of the acquisition date.

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

In fiscal 2022, Adient entered into an agreement whereby Adient would purchase all of the issued and outstanding equity interest in Nantong Yanfeng Adient Seating Trim Co., Ltd. (“YFAT”) held by KEIPER for ¥150 million ($24 million). Adient made an initial deposit of ¥75 million ($12 million) in fiscal 2022, which represents 50% of the estimated purchase price (reflected within other current assets as of September 30, 2022). The transaction is subject to a public bidding process and other customary regulatory approvals, and is expected to be completed during the first half of fiscal 2023. The remaining 50% of the estimated purchase price will be paid at the time of completion of the transaction.

Also in fiscal 2022, Adient has entered into agreements whereby Adient would transfer all of the issued and outstanding equity interests in two joint ventures in China held directly by Adient, each of which represents 25% of their total issued and outstanding equity interests, to Yanfeng for $3 million. As a result, Adient concluded that indicators of other-than-temporary impairment were present related to the investments in these joint ventures, and recorded a non-cash impairment charge of $3 million during the second quarter of fiscal 2022. The transactions are expected to be completed during the first half of fiscal 2023.

Russia/Ukraine conflict

Adient plc | Form 10-K | 69

Following Russia's invasion of Ukraine in February 2022, Adient determined to withdraw from the Russian market. Adient recorded a charge of $5 million during fiscal 2022 in conjunction with completion of the withdrawal from and sale of its Russian operations for one ruble.

SJA
On March 31, 2021, Adient sold its 50% equity interest in Shenyang Jinbei Adient Automotive Components Co., Ltd. ("SJA") to the joint venture partner for $58 million, which resulted in a $33 million one-time gain recognized during the second quarter of fiscal 2021.

Fabrics
On September 30, 2020, Adient closed on the sale of its automotive fabrics manufacturing business including the lamination business to Sage Automotive Interiors for net proceeds of approximately $170 million, net of $4 million of cash divested within the business. Proceeds from the transaction were used by Adient for general corporate purposes and to pay down a portion of Adient’s debt. A minimal gain was recorded as a result of the transaction after allocating $80 million of goodwill to the disposed business. The sale transaction included 11 facilities globally and approximately 1,300 employees. For fiscal year 2020, the fabrics manufacturing business recorded $99 million of third party sales and a nominal amount of pre-tax income.

2020 Yanfeng Transaction
On January 31, 2020 (as amended on June 24, 2020), Adient, Yanfeng, KEIPER, YFAS and YFAI entered into a Master Agreement (the “2020 Agreement”, collectively referred to as “2020 Yanfeng Transaction”), pursuant to which the parties have agreed, among other things, that Adient would transfer all of the issued and outstanding equity interest in YFAI held, directly or indirectly, by Adient, which represents 30% of YFAI’s total issued and outstanding equity interest, to Yanfeng for $369 million, of which $309 million was paid in fiscal 2020, $19 million in fiscal 2021, and $41 million in fiscal 2022. Upon the closing of the transaction, an intangible asset of $92 million was recorded associated with the YFAS joint venture extension to be amortized over the 18-year term of the extension. The intangible asset was subsequently written off in fiscal 2021 as a result of the 2021 Yanfeng Transaction.

As a result of the January 31, 2020 agreement, Adient concluded that indicators of other-than-temporary impairment were present related to the investment in YFAI and recorded a non-cash impairment of $231 million in fiscal 2020. The impairment was determined based on combining the fair value of consideration received for all transactions contemplated within the 2020 Agreement, including an estimated fair value of the YFAS joint venture extension, and allocating the total consideration received to the individual transactions based on relative fair values. Adient estimated the fair value of the individual transactions using both an income approach and market approach. The inputs utilized in the fair value analyses of the transactions are classified as level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" and primarily consisted of expected future operating margins and cash flows of YFAI, estimated production volumes, estimated dividend payments from YFAS over the extension period, estimated terminal values of YFAS, market comparables, weighted-average costs of capital (YFAI - 15.0%, YFAS - 10.5%), and noncontrolling interest discounts. As a result of the pending divestiture of the YFAI investment and the corresponding impairment, Adient ceased recognizing equity income from YFAI.

RECARO
During fiscal 2020, Adient sold the RECARO automotive high performance seating systems business (“RECARO”) to a group of investors for de minimis proceeds. As a result of the sale, Adient recorded a loss of $21 million.

Adient Aerospace
Adient Aerospace, LLC ("Adient Aerospace") became operational on October 11, 2018 with Adient’s initial ownership position in Adient Aerospace being 50.01%. Initial contributions of $28 million were made by each partner. During fiscal 2020, Adient reached an agreement with Boeing in which Adient’s ownership position was reduced to 19.99%, resulting in the deconsolidation of Adient Aerospace on that date, including $37 million of cash. Adient recorded a $4 million loss as a result of the transaction in the Americas segment, including $21 million of allocated goodwill. Adient Aerospace develops, manufactures, and sells a portfolio of seating products to airlines and aircraft leasing companies for installation on Boeing and other OEM commercial airplanes, for both production line-fit and retrofit configurations.

All of the acquisitions and divestiture transactions described above align with Adient's strategy of focusing on its core, high-volume seating business.

Assets held for sale

Adient plc | Form 10-K | 70

During fiscal 2022, Adient committed to sell certain assets in EMEA. As a result, these assets were classified as assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in an impairment charge of $6 million. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement.

During fiscal 2021, Adient committed to sell certain assets in France and Turkey. As a result, these assets were classified as assets held for sale (including an allocation of $11 million of goodwill) and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in Adient recording an impairment charge of $9 million within restructuring and impairment costs on the consolidated statement of income (loss) related to the assets in France. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The sale of the assets in France was completed in fiscal 2021 for minimal proceeds while the sale of the assets in Turkey was completed in fiscal 2022 for total proceeds of $46 million, of which $36 million was collected at closing, and $10 million was collected later in fiscal 2022.

During fiscal 2020, Adient committed to a plan to sell certain entities in China and certain properties in the U.S. As a result, these assets were classified as assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in an impairment charge of $21 million which was recorded within restructuring and impairment costs on the consolidated statement of income (loss) during fiscal 2020, of which $12 million related to America’s assets and $9 million related to China’s assets. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." These sales transactions were completed during fiscal 2021 for a total of $5 million of proceeds.

4. Inventories

Inventories consisted of the following:

	September 30,
(in millions)	2022	2021
Raw materials and supplies	$755	$750
Work-in-process	26	29
Finished goods	172	197
Inventories	$953	$976

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,
(in millions)	2022	2021
Buildings and improvements	$1,053	$1,167
Machinery and equipment	2,889	3,087
Construction in progress	146	162
Land	82	100
Total property, plant and equipment	4,170	4,516
Less: accumulated depreciation	(2,793)	(2,909)
Property, plant and equipment - net	$1,377	$1,607

There were no material finance leases included in net property, plant and equipment at September 30, 2022 and 2021.

Adient plc | Form 10-K | 71

As of September 30, 2022, Adient is the lessor of properties included in gross building and improvements for $12 million and accumulated depreciation of $8 million. As of September 30, 2021, Adient is the lessor of properties included in gross building and improvements for $15 million and accumulated depreciation of $9 million.

A correction of approximately $1.4 billion to reduce the carrying value of buildings and improvements, machinery and equipment and accumulated depreciation as of September 30, 2021 was recorded related to previously disposed assets.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2020	$606	$368	$1,083	$2,057
Business acquisitions	—	—	188	188
Business divestitures	—	(11)	—	(11)
Currency translation and other	1	(3)	(20)	(22)
Balance at September 30, 2021	$607	$354	$1,251	$2,212
Currency translation and other	—	(59)	(96)	(155)
Balance at September 30, 2022	$607	$295	$1,155	$2,057

Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information.

Adient performed its annual goodwill impairment test during the fourth quarter of fiscal 2022 using a fair value method based on management's judgments and assumptions regarding future cash flows. These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows, and the appropriate discount rates (based on weighted average cost of capital ranging from 17.5% to 21.0%) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections considered the impact that the COVID-19 pandemic, supply-chain disruptions, higher commodity, shipping and energy costs, and the Russia/Ukraine conflict are having on Adient’s current and future operations as well as the impact to new vehicle sales in future years. As a result of the test, there was no goodwill impairment recorded for fiscal year 2022. A change in any of these estimates and assumptions, especially as it relates to the extent of the COVID-19 pandemic’s, supply-chain disruptions’ impacts on vehicle production volumes within the automotive industry, the impact of commodity, shipping and energy costs, the impact of the Russia/Ukraine conflict as well as the demand for new vehicle sales once the current operational disruptions are over, could produce significantly lower fair values of Adient's reporting units, which could have a material impact on its results of operations.

Adient performed its annual goodwill test during the fourth quarter of fiscal 2021 using the same method and assumptions as described above (based on weighted average cost of capital ranging from 15.0% to 17.5%). As a result of the tests, there was no goodwill impairment recorded in fiscal 2021.

Adient plc | Form 10-K | 72

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	September 30, 2022			September 30, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$80	$(25)	$55	$86	$(19)	$67
Customer relationships	560	(163)	397	649	(178)	471
Trademarks	19	(17)	2	26	(21)	5
Miscellaneous	25	(12)	13	24	(12)	12
Total intangible assets	$684	$(217)	$467	$785	$(230)	$555

On September 30, 2021, Adient acquired CQADNT and LFADNT as part of the 2021 Yanfeng Transaction and recorded $176 million of customer relationships and $60 million of patented technology intangibles. The values of the intangible assets were determined based on independent appraisals. Adient evaluates its other intangible assets for impairment as facts and circumstances warrant. As part of the 2020 Yanfeng Transaction, Adient recorded an intangible asset of $92 million associated with the YFAS joint venture extension to 2038 (reflected in the Miscellaneous line in the table above), to be amortized over the 18-year term of the extension. During fiscal 2021, Adient wrote off the remaining balance of the intangible asset ($86 million) as a result of the 2021 Yanfeng Transaction. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

Amortization of other intangible assets for the fiscal years ended September 30, 2022, 2021 and 2020 was $52 million, $45 million and $37 million, respectively. Adient anticipates amortization for fiscal 2023, 2024, 2025, 2026 and 2027 will be approximately $48 million, $47 million, $46 million, $44 million and $41 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	September 30,
(in millions)	2022	2021
Balance at beginning of period	$23	$24
Accruals for warranties issued during the period	8	9
Changes in accruals related to pre-existing warranties (including changes in estimates)	—	(2)
Changes in accruals related to business acquisitions	—	1
Changes in accruals related to business divestitures	—	(1)
Settlements made (in cash or in kind) during the period	(9)	(8)
Currency translation	(1)	—
Balance at end of period	$21	$23

8. Leases
Adient plc | Form 10-K | 73

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

The components of lease costs for the years ended September 30, 2022 and 2021 were as follows:

	Year Ended September 30,
(in millions)	2022	2021	2020
Operating lease cost	$117	$125	$125
Short-term lease cost	20	20	24
Total lease cost	$137	$145	$149

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

		September 30,
(in millions)		2022	2021
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$266	$335

Operating lease liabilities - current	Other current liabilities	$81	$89
Operating lease liabilities - noncurrent	Other noncurrent liabilities	186	246
		$267	$335

Weighted average remaining lease term:
Operating leases		6 years	6 years

Weighted average discount rate:
Operating leases		5.6%	5.2%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of September 30, 2022 were as follows:

Fiscal years (in millions)	Operating Leases
2023	$90
2024	67
2025	46
2026	29
2027	23
Thereafter	55
Total lease payments	310
Less: imputed interest	(43)
Present value of lease liabilities	$267
Adient plc | Form 10-K | 74

Supplemental cash flow information related to leases was as follows:

	Year Ended September 30,
(in millions)	2022	2021	2020
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$52	$109	$79

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$116	$126	$125

Adient’s finance leases were not significant to the consolidated financial statements during fiscal 2022 and 2021. Refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information.

9. Debt and Financing Arrangements
Long-term and short-term debt consisted of the following:

	September 30,
(in millions)	2022	2021
Long-term debt:
Term Loan B - LIBOR plus 3.25% due in 2028	$988	$998
4.875% Notes due in 2026	795	795
3.50% Notes due in 2024	809	1,161
9.00% Notes due in 2025	—	600
European Investment Bank Loan - EURIBOR plus 1.58% due in 2022	—	156
Finance lease obligation	1	1
Less: debt issuance costs	(18)	(32)
Gross long-term debt	2,575	3,679
Less: current portion	11	167
Net long-term debt	$2,564	$3,512

Short-term debt:
Other bank borrowings (1)	3	17
Total short-term debt	$3	$17
(1) The weighted average interest rates on short-term debts, based on levels of debt maintained in various jurisdictions, were 6.0% and 3.8% at September 30, 2022 and 2021, respectively.

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility was set to mature on May 6, 2024, subject to a springing maturity date 91 days earlier if certain amounts remain outstanding at that time under the Term Loan B Agreement (defined below). Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. The ABL Credit Agreement is secured on a first-
Adient plc | Form 10-K | 75

priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. On November 24, 2021, Adient entered into an amendment to its ABL Credit Facility (the “2021 ABL Amendment”) to amend certain terms and provisions, including to (i) change the interest rate benchmark rates applicable under the ABL Credit Facility for borrowings denominated in euro, Swedish krona and pounds sterling to EURIBOR, STIBOR, and SONIA, in each case subject to certain adjustments, and (ii) update the provisions in our ABL Credit Facility by which U.S. dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark, in each case, to reflect the most recent standards and practices used in the industry. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to LIBOR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. On November 2, 2022, Adient entered into an amendment to its ABL Credit Facility (the “2022 ABL Amendment”) to amend certain terms and provisions, including to (i) extend its maturity date to November 2, 2027 (subject to certain springing maturity provisions), (ii) replace LIBOR with Term SOFR as the benchmark rate of interest for U.S. dollar borrowings thereunder and (iii) provide flexibility for future amendments to the ABL Credit Facility to incorporate certain sustainability-based pricing provisions. Other key terms and conditions of the facility remain unchanged. As of September 30, 2022, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $899 million (net of $13 million of letters of credit).

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a term loan credit agreement, as amended in fiscal 2021, (the “Term Loan B Agreement”) that provides for a $1.0 billion senior secured term loan facility. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity on April 8, 2028. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 3.25%. The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Adient paid $7 million related to the fiscal 2021 amendment along with expensing $8 million of previously deferred financing costs to net financing charges.
Adient US was also a party to an indenture relating to the issuance of $800 million aggregate principal amount of Senior First Lien Notes. The notes were set to mature on May 15, 2026 and bore interest at a rate of 7.00% per annum. Interest on these notes was payable semi-annually in arrears on November 15 and May 15 of each year. During fiscal 2021, Adient repurchased the full amount of the outstanding balance of the Senior First Lien Notes at a premium of $50 million plus $21 million of accrued and unpaid interest. As a result, $12 million of previously deferred financing costs were expensed to net financing charges.

The ABL Credit Facility and Term Loan B Agreement contain covenants that are usual and customary for facilities and debt instruments of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay dividends or make other distributions on, or repurchase or redeem, Adient’s capital stock or certain other debt; make other restricted payments; and consolidate or merge with, or convey, transfer or lease all or substantially all of Adient’s and its restricted subsidiaries’ assets, to another person. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, cross-default clauses with other debt arrangements, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

Adient Global Holdings Ltd. (“AGH”), a wholly-owned subsidiary of Adient, previously maintained $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. During the fourth quarter of fiscal 2020, Adient redeemed $103 million of face value of these notes, resulting in a remaining balance of $797 million as of September 30, 2020. Adient further redeemed $2 million of the notes during fiscal 2021, resulting in a remaining balance of $795 million as of September 30, 2022 and 2021. AGH also previously maintained €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. In fiscal 2022, Adient repurchased €177 million ($198 million) of the 3.50% unsecured notes due 2024 at a premium of €3 million ($4 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €1 million ($1 million) of previously deferred financing costs to net financing charges. As of September 30, 2022, the remaining balance of this debt was €823 million ($809 million).

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, previously maintained €135 million ($156 million) in an unsecured term loan from the European Investment Bank (“EIB”) due in 2022. The loan bore interest at the 6-month EURIBOR rate plus 158 basis points. During fiscal 2021, Adient repaid $36 million of the EIB loan, triggered in part by the
Adient plc | Form 10-K | 76

redemption of debt and the sale of the fabrics business in the prior year. Adient fully repaid the remaining balance of the EIB loan in May 2022 upon its maturity.

On April 20, 2020, Adient US issued $600 million (net proceeds of $591 million) aggregate principal amount of 9.00% Senior First Lien Notes due 2025. These notes were set to mature on April 15, 2025, provided that if AGH has not refinanced (or otherwise redeemed) in whole its outstanding 3.50% unsecured notes due 2024 or any refinancing indebtedness thereof that matures earlier than 91 days prior to the maturity date of the Senior First Lien Notes due 2025 on or prior to May 15, 2024, these notes will mature on May 15, 2024. Interest on these notes was due on April 15 and October 15 each year, beginning on October 15, 2020. These notes contained covenants that were usual and customary, similar to the covenants as described above. Adient incurred $10 million of debt issuance cost associated with this new debt in fiscal 2020. In fiscal 2022, Adient repurchased the full $600 million of 9.00% Senior First Lien Notes due 2025 at a premium of $34 million plus $19 million of accrued and unpaid interest, and expensed $7 million of previously deferred financing costs to net financing charges.

Principal payments required on long-term debt during the next five years are as follows:

	Year Ended September 30,
(in millions)	2023	2024	2025	2026	2027
Principal payments	$11	$819	$10	$805	$10

Net Financing Charges
Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Year Ended September 30,
(in millions)	2022	2021	2020
Interest expense, net of capitalized interest costs	$161	$207	$216
Banking fees and debt issuance cost amortization	22	32	18
Interest income	(9)	(7)	(11)
Premium paid on repurchase of debt	38	49	—
Derivative loss on Yanfeng transaction	3	30	—
(Gain) on extinguishment of debt	—	—	(3)
Net financing charges	$215	$311	$220
Banking fees in fiscal 2022 and 2021 includes $8 million and $20 million, respectively, of one-time accelerated-deferred financing fee charges associated with voluntary repayments of debt and the amendment and extension of Adient's Term Loan B agreement. Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2022, 2021 and 2020 was $192 million, $229 million and $203 million, respectively.

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

Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are
Adient plc | Form 10-K | 77

subsequently reclassified into earnings when the hedged transactions occur and affect earnings. During the second quarter of fiscal 2020, as a result of the COVID-19 impacts and the resulting interruptions to Adient's operations, a loss of $2 million related to ineffective hedges was reclassified to the consolidated statement of income. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2022 and 2021, respectively.
As of September 30, 2022, the €823 million ($809 million) aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.

Adient entered into a cross-currency interest rate swap during fiscal 2019 to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swap was reflected in the AOCI account within shareholders' equity attributable to Adient, where they offset gains and losses recorded on Adient's net investment in Japan. The contract matured during fiscal 2021. There was no outstanding Japanese yen denominated cross-currency interest rate swap outstanding as of September 30, 2022.

Adient purchased interest rate caps during fiscal 2019 to selectively limit the impact of USD LIBOR increases on its interest payments related to Adient's Term Loan B Agreement. The interest rate caps are designated as cash flow hedges under ASC 815. During fiscal 2021, in conjunction with the Term Loan B Amendment as discussed in Note 9, "Debt and Financing Arrangements," Adient de-designated these zero contracts, the impact of which was not material. The contracts matured in fiscal 2022. As of September 30, 2022, Adient had no outstanding interest rate caps.

In conjunction with the 2021 Yanfeng Transaction as described in Note 3, "Acquisitions and Divestitures," Adient entered into two forward foreign currency exchange contracts in fiscal 2021 with total notional amount of approximately ¥7,482 million ($1,123 million) in order to economically hedge the expected proceeds. One contract matured at the end of fiscal 2021 which resulted in a net cash payment of $14 million, and the other contract matured in fiscal 2022. These contracts were treated as freestanding financial instruments with fair value changes recorded in earnings. These contracts resulted in realized and unrealized losses of $14 million and $16 million, respectively, during fiscal 2021, and realized losses of $3 million during fiscal 2022. Refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for more information.

Adient entered into a ¥150 million ($23 million) foreign exchange forward contract during the second quarter of fiscal 2022 to selectively hedge portions of its net investment in China. The currency effects of the forward contract are reflected in the AOCI account within shareholder’s equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in China. The forward contract matured in early fiscal 2023.

Adient plc | Form 10-K | 78

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30,
(in millions)	2022	2021	2022	2021
Other current assets
Foreign currency exchange derivatives	$17	$8	$3	$—
Other noncurrent assets
Foreign currency exchange derivatives	—	—	—	1
Total assets	$17	$8	$3	$1

Other current liabilities
Foreign currency exchange derivatives	$20	$11	$—	$13
Other noncurrent liabilities
Foreign currency exchange derivatives	2	4	1	—
Long-term debt
Foreign currency denominated debt	809	1,161	—	—
Total liabilities	$831	$1,176	$1	$13

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of September 30, 2022 and 2021, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
	September 30,
(in millions)	2022	2021	2022	2021
Gross amount recognized	$20	$9	$832	$1,189
Gross amount eligible for offsetting	(19)	(9)	(19)	(9)
Net amount	$1	$—	$813	$1,180

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Year Ended September 30,
(in millions)	2022	2021	2020
Foreign currency exchange derivatives	$8	$29	$(37)

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

Adient plc | Form 10-K | 79

(in millions)		Year Ended September 30,
		2022	2021	2020
Foreign currency exchange derivatives	Cost of sales	$6	$2	$(16)

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Year Ended September 30,
		2022	2021	2020
Foreign currency exchange derivatives	Cost of sales	$—	$(4)	$(4)
Foreign currency exchange derivatives	Net financing charges	(33)	(30)	1
Total		$(33)	$(34)	$(3)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $151 million, $17 million and $(84) million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. For the years ended September 30, 2022, 2021 and 2020, respectively, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges. For the year ended September 30, 2020, a loss of $2 million was recognized in the consolidated statement of income (loss) for the ineffective portion of cash flow hedges. For the years ended September 30, 2022 and 2021, no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

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
Adient plc | Form 10-K | 80

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$20	$—	$20	$—
Total assets	$20	$—	$20	$—
Other current liabilities
Foreign currency exchange derivatives	$20	$—	$20	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$23	$—	$23	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Total assets	$9	$—	$9	$—
Other current liabilities
Foreign currency exchange derivatives	$24	$—	$24	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	4	—	4	—
Total liabilities	$28	$—	$28	$—
Valuation Methods

Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2022 and 2021, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

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

Interest rate caps Adient determines the fair value of an interest rate cap contract using a market approach which is based on quoted market price for identical or similar instruments in markets. All significant inputs are corroborated by observable market data for the term of such a contract. Adient selectively used interest rate caps to limit the impact of floating rate interest payment increases on its Term Loan B Agreement. The interest rate caps were designated as cash flow hedges under ASC 815. As of September 30, 2022, Adient had no interest rate caps outstanding.
Adient plc | Form 10-K | 81

The fair value of long-term debt, which was $2.4 billion and $3.8 billion at September 30, 2022 and 2021, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

12. Stock-Based Compensation
Adient provides certain key employees equity awards in the form of restricted stock units (RSU) and performance share units (PSUs) under the Adient plc 2016 Omnibus Incentive Plan and the Adient plc 2021 Omnibus Incentive Plan (collectively, the “Plan”). Adient also provides directors with share awards under the Adient plc 2016 Director Share Plan and the Adient plc 2021 Omnibus Incentive Plan. These 2016 plans were adopted in conjunction with the separation. The 2021 plan was adopted in March 2021.
Total stock-based compensation cost included in the consolidated statements of income was $29 million, $36 million and $15 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. No material income tax benefits were recognized in the consolidated statements of income for the share-based compensation arrangements in any of these years due to tax valuation allowances in those years.
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
The following tables present activity related to the granting of awards during the year ended September 30, 2022 along with the composition of outstanding and exercisable awards at September 30, 2022 for remaining former Parent and Adient awards.

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

A summary of the status of nonvested restricted stock awards at September 30, 2022, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Restricted Shares/Units
Nonvested, September 30, 2021	$26.01	1,148,888
Granted	$46.18	354,148
Vested	$27.57	(547,123)
Forfeited	$28.91	(83,496)
Nonvested, September 30, 2022	$32.94	872,417

At September 30, 2022, Adient had approximately $15 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

A summary of the status of Adient's nonvested PSUs at September 30, 2022, and changes for the fiscal year then ended is presented below:

	Weighted Average Price	Performance Shares/Units
Nonvested, September 30, 2021	$24.40	1,223,180
Granted	$46.79	263,573
Vested	$29.18	(252,149)
Forfeited	$19.78	(165,890)
Nonvested, September 30, 2022	$29.51	1,068,714

At September 30, 2022, Adient had approximately $18 million of total unrecognized compensation cost related to nonvested performance share units granted. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

A summary of stock option activity at September 30, 2022, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2021	$32.77	93,790
Exercised	$26.36	(40,571)
Forfeited or expired	$27.53	(3,280)
Outstanding, September 30, 2022	$38.32	49,939	1.2	$—

Exercisable, September 30, 2022	$38.32	49,939	1.2	$—

Former Parent outstanding and exercisable, September 30, 2022	$25.67	20,971	0	$—
Adient outstanding and exercisable, September 30, 2022	$47.48	28,968	2.1	$—
Total outstanding and exercisable, September 30, 2022	$38.32	49,939	1.2	$—

There were no stock options granted in fiscal years 2022, 2021 and 2020, respectively. The total intrinsic value of options exercised by Adient employees during the fiscal years ended September 30, 2022, 2021 and 2020 was approximately $1 million, $7 million and $1 million, respectively, primarily consisting of former Parent awards.

Adient plc | Form 10-K | 83

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

A summary of SAR activity at September 30, 2022, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2021	$33.29	103,884
Exercised	$25.84	(56,457)
Forfeited or expired	$27.50	(4,973)
Outstanding, September 30, 2022	$43.87	42,454	2.0	$—

Exercisable, September 30, 2022	$43.87	42,454	2.0	$—
	.
Former Parent outstanding and exercisable, September 30, 2022	$43.94	37,705	2.0	$—
Adient outstanding and exercisable, September 30, 2022	$43.25	4,749	1.6	$—
Total outstanding and exercisable, September 30, 2022	$43.87	42,454	2.0	$—

In conjunction with the exercise of SARs, Adient made payments of $2 million, $2 million and $1 million during the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

Adient plc | Form 10-K | 84

13. Equity and Noncontrolling Interests

The following table presents changes in AOCI attributable to Adient:

	Year Ended September 30,
(in millions)	2022	2021	2020
Foreign currency translation adjustments
Balance at beginning of period	$(617)	$(634)	$(558)
Aggregate adjustment for the period, net of tax	(219)	17	(76)
Balance at end of period	(836)	(617)	(634)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(8)	(28)	(8)
Current period changes in fair value, net of tax	6	22	(34)
Reclassification to income, net of tax	(6)	(2)	14
Balance at end of period	(8)	(8)	(28)
Pension plans
Balance at beginning of period	(2)	(3)	(3)
Net reclassifications to AOCI	1	1	—
Balance at end of period	(1)	(2)	(3)
Accumulated other comprehensive income (loss), end of period	$(845)	$(627)	$(665)

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

	Year Ended September 30,
(in millions)	2022	2021	2020
Beginning balance	$240	$43	$51
Net income	35	25	19
Dividends	(66)	(14)	(23)
Business acquisition	—	194	—
Change in noncontrolling interest share	(153)	—	—
Foreign currency translation adjustments	(11)	(8)	(4)
Ending balance	$45	$240	$43

Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for more information on the business acquisition addition of redeemable noncontrolling interest and change in noncontrolling interest share.

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
Adient plc | Form 10-K | 85

For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $129 million, $112 million and $37 million, respectively, as of September 30, 2022, and $204 million, $182 million and $72 million, respectively, as of September 30, 2021.
For pension plans with PBO that exceed plan assets, PBO, ABO and fair value of plan assets of those plans were $129 million, $112 million and $37 million, respectively, as of September 30, 2022 and $204 million, $182 million and $72 million, respectively, as of September 30, 2021.
In fiscal 2022, Adient paid contributions to the defined benefit pension plans of $16 million. Contributions of at least $14 million in cash to its defined benefit pension plans are expected in fiscal 2023. Projected benefit payments from the plans as of September 30, 2022 are estimated as follows (in millions):

2023	$21
2024	19
2025	21
2026	23
2027	25
2028-2032	155
Savings and Investment Plans
Adient sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, Adient will contribute to certain savings plans based on the employees' eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions expense in connection with these plans amounted to $23 million and $44 million for fiscal years 2022 and 2021, respectively.
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

Adient plc | Form 10-K | 86

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$2	$2	$—	$—	$—
Equity Securities
Domestic	1	1	—	—	—
International - Developed	18	14	—	—	4
International - Emerging	1	—	—	—	1
Fixed Income Securities
Government	125	33	67	—	25
Corporate/Other	76	22	43	—	11
Hedge Fund	38	—	38	—	—
Real Estate	22	—	—	7	15
Total	$283	$72	$148	$7	$56

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$5	$5	$—	$—	$—
Equity Securities
Domestic	12	2	2	—	8
International - Developed	44	27	7	—	10
International - Emerging	2	—	2	—	—
Fixed Income Securities
Government	237	45	168	—	24
Corporate/Other	82	34	38	—	10
Hedge Fund	88	—	88	—	—
Real Estate	23	—	—	7	16
Total	$493	$113	$305	$7	$68

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
Adient plc | Form 10-K | 87

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

The following sets forth a summary of changes in the fair value of pension assets measured using significant unobservable inputs (Level 3):

(in millions)	Real Estate
Pension
Asset value as of September 30, 2020	$6
Redemptions	—
Unrealized gain	1
Asset value as of September 30, 2021	$7
Redemptions	—
Unrealized gain	—
Asset value as of September 30, 2022	$7

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status:

Adient plc | Form 10-K | 88

	Pension Benefits
(in millions)	2022	2021
Accumulated Benefit Obligation	$322	$552
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$574	$606
Service cost	7	8
Interest cost	11	9
Plan participant contributions	—	—
Actuarial (gain) loss	(169)	(29)
Benefits paid	(20)	(20)
Settlements and curtailments	—	(16)
Divestitures	—	(2)
Currency translation adjustment	(63)	18
Projected benefit obligation at end of year	$340	$574
Change in Plan Assets:
Fair value of plan assets at beginning of year	$493	$486
Actual return on plan assets	(149)	4
Employer contributions/(distributions)	16	23
Benefits paid	(20)	(20)
Settlements and curtailments	(1)	(16)
Currency translation adjustment	(56)	16
Fair value of plan assets at end of year	$283	$493
Funded status	$(57)	$(81)
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$35	$51
Accrued benefit liability	(92)	(132)
Net amount recognized	$(57)	$(81)

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
Weighted Average Assumptions (1):
Discount rate (2)	5.51%	3.06%	4.98%	1.71%
Rate of compensation increase	N/A	N/A	4.43%	3.06%

(1)	Plan assets and obligations are determined based on a September 30 measurement date.

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

Adient plc | Form 10-K | 89

Accumulated Other Comprehensive Income
The amounts in AOCI on the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2022 and 2021 were $2 million and $3 million, respectively, related to pension benefits.
The amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year for pension and postretirement benefits are not significant.

Net Periodic Benefit Cost

The tables that follow contain the components and key assumptions of net periodic benefit cost related to Adient’s pension plans:

	Pension Benefits
(in millions)	2022	2021	2020
Components of Net Periodic Benefit Cost (Credit):
Service cost	$7	$8	$7
Interest cost	10	9	10
Expected return on plan assets	(14)	(18)	(19)
Net actuarial (gain) loss	(7)	(15)	22
Settlement (gain) loss	1	—	1
Net periodic benefit cost (credit)	$(3)	$(16)	$21

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020
Expense Assumptions:
Discount rate	3.06%	2.91%	3.34%	2.14%	1.70%	1.85%
Expected return on plan assets	5.75%	5.75%	5.75%	3.20%	3.68%	4.01%
Rate of compensation increase	N/A	NA	NA	4.05%	4.15%	3.66%

15. Restructuring and Impairment Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

During fiscal 2022, Adient committed to a restructuring plan ("2022 Plan") of $25 million that was offset by $10 million of prior year underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA and Americas. The restructuring actions are expected to be substantially completed by fiscal 2024.

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Original reserve	$25	$—	$25
Utilized - cash	(6)	—	(6)
Noncash adjustment - other	—	(1)	(1)
Balance at September 30, 2022	$19	$(1)	$18

Adient plc | Form 10-K | 90

During fiscal 2021, Adient committed to a restructuring plan ("2021 Plan") of $27 million that was offset by $16 million of prior year underspend. Of the restructuring costs recorded, $23 million related to the EMEA segment, $3 million related to the Americas segment, and $1 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions and lease contract terminations. The restructuring actions are expected to be substantially completed in fiscal 2023.

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Original reserve	$27	$—	$27
Utilized - cash	(5)	—	(5)
Balance at September 30, 2021	$22	$—	$22
Utilized - cash	(16)	—	(16)
Noncash adjustment - other	(1)	(2)	(3)
Balance at September 30, 2022	$5	$(2)	$3

During fiscal 2020, Adient committed to a restructuring plan ("2020 Plan") of $205 million. Of the restructuring costs recorded, $20 million relates to the Americas segment, $175 million relates to the EMEA segment and $10 million relates to the Asia segment. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions. Also recorded in fiscal 2020 is $20 million of underspend related to prior year plan reserves. The restructuring actions are expected to be substantially completed by fiscal 2024.

The following table summarizes the changes in Adient's 2020 Plan reserve:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2020	$168	$1	$169
Utilized - cash	(87)	—	(87)
Noncash adjustment - underspend/other	(6)	1	(5)
Balance at September 30, 2021	$75	$2	$77
Utilized - cash	(28)	—	(28)
Noncash adjustment - underspend/other	(7)	(8)	(15)
Balance at September 30, 2022	$40	$(6)	$34

During fiscal 2022, there was $7 million of cash utilized against the 2019, 2018, and 2017 Plan's reserve balances. The majority of the cash utilized during the period was related to the 2019 Plan's reserve balance. The 2019, 2018, and 2017 Plan's reserve balances at September 30, 2022 were $2 million, $1 million, and $2 million, respectively.

Adient's restructuring plans have included workforce reductions of approximately 13,000. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2022, approximately 12,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-five plant closures. As of September 30, 2022, eighteen of the twenty-five plants have been closed.

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
Adient plc | Form 10-K | 91

16. Income Taxes
Consolidated income (loss) before income taxes and noncontrolling interests for the years ended September 30, 2022, 2021, and 2020 is as follows:

	Year Ended September 30,
(in millions)	2022	2021	2020
Ireland	$(2)	$(1)	$(3)
United States	(595)	(244)	(111)
Other Foreign	651	1,684	(315)
Income before income taxes and noncontrolling interests	$54	$1,439	$(429)

The components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
(in millions)	2022	2021	2020
Current
Ireland	$(1)	$1	$—
US - Federal and State	6	1	(1)
Other Foreign	84	207	91
	89	209	90
Deferred
Ireland	1	1	—
US - Federal and State	(1)	(1)	—
Other Foreign	5	40	(33)
	5	40	(33)

Income tax provision	$94	$249	$57

The significant components of Adient's income tax provision are summarized in the following tables. These amounts do not include the impact of income tax expense related to our nonconsolidated partially-owned affiliates, which is netted against equity income on the consolidated statements of income (loss).

The reconciliation between the Irish statutory income tax rate, and Adient’s effective tax rate is as follows:

Adient plc | Form 10-K | 92

	Year Ended September 30,
(in millions)	2022	2021	2020
Tax expense at Ireland statutory rate	$7	$180	$(54)
State and local income taxes, net of federal benefit	(38)	(15)	(30)
Foreign tax rate differential	(1)	(6)	(127)
Notional interest deduction	(6)	(10)	(44)
Credits and incentives	(15)	(11)	(7)
Goodwill impairment	—	—	9
Repatriation of foreign earnings	24	18	18
Foreign exchange	(2)	—	(1)
Impact of tax rate changes	(3)	(26)	(3)
Audit settlements and change in uncertain tax positions	(2)	24	56
Change in valuation allowance	94	(85)	332
Impairment of subsidiaries	—	35	(24)
Tax impact of corporate equity and business restructuring transactions	30	133	(77)
Other	6	12	9
Income tax provision	$94	$249	$57

The income tax expense was higher than the Irish statutory rate of 12.5% for fiscal 2022 primarily due to the inability to recognize a tax benefit for losses in jurisdictions with valuation allowances, the establishment of valuation allowances in certain jurisdictions, and the repatriation of foreign earnings, partially offset by tax benefits related to the release of valuation allowances in certain jurisdictions. No items included in the other category are individually, or when appropriately aggregated, significant.

The income tax expense was higher than the Irish statutory rate of 12.5% for fiscal 2021 primarily due to the inability to recognize a tax benefit for losses in jurisdictions with valuation allowances, the establishment of valuation allowances in certain jurisdictions, and the repatriation of foreign earnings, partially offset by tax benefits from audit settlements, the write-off of deferred tax liabilities related to withholding taxes, and withholding taxes on the 2021 Yanfeng Transaction at a rate lower than the Irish statutory rate of 12.5%. No items included in the other category are individually, or when appropriately aggregated, significant.

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

The foreign tax rate differential benefits for fiscal 2020 through fiscal 2022 are primarily driven by losses earned in jurisdictions where the statutory rate is greater than 12.5% and by the pretax book income of nonconsolidated partially-owned affiliates whose corresponding income tax expense is netted against equity income on the consolidated statements of income.

Deferred taxes are classified in the consolidated statements of financial position as follows:

	September 30,
(in millions)	2022	2021
Other noncurrent assets	$111	$134
Other noncurrent liabilities	(198)	(212)
Net deferred tax asset/(liability)	$(87)	$(78)

Adient plc | Form 10-K | 93

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included:

	September 30,
(in millions)	2022	2021
Deferred tax assets:
Accrued expenses and reserves	$87	$126
Employee and retiree benefits	38	52
Net operating loss and other credit carryforwards	1,226	1,056
Property, plant and equipment	113	159
Intangible assets	150	181
Operating lease liabilities	61	79
Research and development	27	23
Other	2	12
	1,704	1,688
Valuation allowances	(1,662)	(1,637)
	42	51
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	35	32
Indirect tax credits	25	18
Foreign currency adjustments	8	—
Operating lease right-of-use assets	61	79
	129	129
Net deferred tax asset/(liability)	$(87)	$(78)

At September 30, 2022, Adient had available net operating loss carryforwards of approximately $4.6 billion which are available to reduce future tax liabilities. Net operating loss carryforwards of $2.4 billion will expire at various dates between 2023 and 2042, with the remainder having an indefinite carryforward period. Net operating loss carryforwards of $3.3 billion are offset by a valuation allowance.

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

As a result of Adient's fiscal 2022 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined it was more likely than not that certain deferred tax assets in Canada, Japan, and other jurisdictions would not be realized and recorded income tax expense of $12 million, $3 million and $3 million, respectively, to establish valuation allowances. In addition, Adient determined it was more likely than not that certain deferred tax assets acquired as part of the 2021 Yanfeng Transaction would not be realized and recorded a net adjustment to goodwill of $7 million, primarily to establish valuation allowances. Additionally, Adient determined it was more likely than not that deferred tax assets in the Czech Republic and other jurisdictions would be realizable and recorded income tax benefit of $11 million and $2 million, respectively, to release valuation allowances. Adient continues to record valuation allowances on certain deferred tax assets in Germany, Hungary, Luxembourg, Mexico, Poland, Spain, the United Kingdom, the U.S. and other jurisdictions as it remains more likely than not that they will not be realized.

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

Adient plc | Form 10-K | 94

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

Adient is subject to income taxes in Ireland, the U.S. and other foreign jurisdictions. With few exceptions, Adient is no longer subject to income tax examination by U.S. federal, state or local tax authorities or by non-U.S. tax authorities for years before 2014.

Adient regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. For the year ended September 30, 2022, Adient believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial statements. However, the final determination with respect to tax audits and any related litigation could be materially different from Adient’s estimates.

For the years ended September 30, 2022, 2021 and 2020, Adient had gross tax effected unrecognized tax benefits of $499 million, $499 million, and $483 million, respectively. If recognized, $115 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest for the years ended September 30, 2022, 2021 and 2020, was approximately $22 million, $18 million and $15 million, respectively (net of tax benefit). Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2022	2021	2020
Beginning balance	$499	$483	$414
Additions for tax positions related to the current year	62	29	96
Additions for tax positions of prior years	2	11	17
Reductions for tax positions of prior years	(52)	(9)	(38)
Settlements with taxing authorities	(3)	(12)	(4)
Statute closings	(9)	(3)	(2)
Ending balance	$499	$499	$483

During the next twelve months, it is likely that tax audit resolutions or applicable statute of limitation lapses could result in a significant change in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, Adient is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits.

Adient has recorded a deferred tax liability of approximately $35 million as of September 30, 2022 on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates for which Adient does not have an indefinite reinvestment assertion. Adient has not provided for deferred taxes on the remainder of undistributed earnings from consolidated foreign affiliates because such earnings should not give rise to additional tax liabilities upon repatriation or are considered to be indefinitely reinvested. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

Income taxes paid for the fiscal year ended September 30, 2022 were $77 million. Income taxes paid for the fiscal year ended September 30, 2021 were $78 million excluding $134 million of withholding taxes on the 2021 Yanfeng Transaction. Income taxes paid for the fiscal year ended September 30, 2020 were $98 million.

Adient plc | Form 10-K | 95

Impacts of Tax Legislation and Change in Statutory Tax Rates

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. Adient does not expect the provisions of the legislation to have a significant impact on the effective tax rate or the income tax payable and deferred income tax positions of the Company.

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

During fiscal years 2022, 2021, and 2020, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the consolidated financial statements.

Tax Impact of One-Time Items

During fiscal 2022, Adient recognized a one-time gain of $32 million associated with the retrospective recovery of indirect tax credits in Brazil resulting from the Company’s prioritization of those credits, resulting in net tax expense of $4 million.

During fiscal 2021, Adient recognized $134 million of withholding tax expense associated with the 2021 Yanfeng Transaction. Adient also recognized tax benefits of $13 million related to the write-off of deferred tax liabilities associated with Chinese joint ventures’ distributions of unremitted earnings that were reinvested in a wholly-owned Chinese subsidiary. In addition, Adient recognized an additional $38 million pre-tax gain related to Brazil indirect tax credits as a result of a favorable supreme court ruling resulting in tax expense of $13 million.

In fiscal 2020, Adient committed to a restructuring plan generating a $6 million tax benefit. Adient also sold its investment in YFAI and its automotive fabrics manufacturing business, generating tax benefits of $16 million and $3 million, respectively.

17. Segment Information

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
Adient plc | Form 10-K | 96

	Year Ended September 30,
(in millions)	2022	2021	2020
Net Sales
Americas	$6,557	$6,164	$5,889
EMEA	4,764	5,564	5,148
Asia	2,926	2,123	1,822
Eliminations	(126)	(171)	(189)
Total net sales	$14,121	$13,680	$12,670

	Year Ended September 30,
(in millions)	2022	2021	2020
Adjusted EBITDA
Americas	$242	$232	$228
EMEA	138	277	101
Asia	383	486	424
Corporate-related costs (1)	(88)	(78)	(80)
Restructuring and impairment costs (2)	(25)	(21)	(238)
Purchase accounting amortization (3)	(54)	(50)	(40)
Restructuring related charges (4)	(6)	(9)	(20)
Gain (loss) on business divestitures - net (5)	—	(26)	(13)
Gain on sale / (impairment) of nonconsolidated partially-owned affiliates (6)	(10)	1,214	(231)
Depreciation	(298)	(285)	(295)
Stock based compensation	(29)	(36)	(15)
Other items (7)	6	22	(16)
Earnings (loss) before interest and income taxes	259	1,726	(195)
Net financing charges	(215)	(311)	(220)
Other pension income (expense)	10	24	(14)
Income (loss) before income taxes	$54	$1,439	$(429)

Notes:
(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. During fiscal 2022, an impairment charge of $4 million related to the withdrawal from and sale of its operations in Russia, and a held-for-sale impairment charge of $6 million were recorded in EMEA. Included in restructuring charges in fiscal 2021 is $10 million of held for sale and other non-cash impairment charges in EMEA. Included in restructuring charges in fiscal 2020 is a non-cash pre-tax impairment related to intangible assets of $24 million, held for sale asset impairments of $21 million, $8 million of other long-lived asset impairments, all within Asia, and $175 million of charges in EMEA which primarily related to workforce reductions. Refer to Note 15, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for more information.

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

Adient plc | Form 10-K | 97

(5) Fiscal 2021 includes a $21 million loss associated with certain aspects of the 2021 Yanfeng Transaction and a $5 million loss on sale of non-core assets in Asia. Fiscal 2020 includes a $21 million loss of sale of RECARO and $4 million loss on deconsolidation of Aerospace, partially offset by a $12 million gain on completion of the 2020 Yanfeng Transaction.

(6) Fiscal 2022 includes $3 million and $7 million of non-cash impairments of certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively. Fiscal 2021 includes a gain associated with the 2021 Yanfeng Transaction of $1,181 million and a gain of $33 million on the sale of Adient's interest in SJA. Fiscal 2020 includes non-cash impairment charges related to Adient's YFAI investment balance recorded in conjunction with the 2020 Yanfeng Transaction. All of these impacts have been recorded within the equity income line in the consolidated statements of income.

(7) Fiscal 2022 reflects $8 million of transaction costs, a one-time gain of $32 million associated with the retrospective recovery of indirect tax credits in Brazil, a $14 million charge related to a non-recurring contract related settlement, $1 million of allowance for doubtful accounts resulting from the withdrawal from and sale of operations in Russia, and $2 million of loss on finalization of asset sale in Turkey. Fiscal 2021 reflects a one-time gain of $38 million associated with the retrospective recovery of indirect tax credits in Brazil (of which $36 million relates to recoveries covering the past 20 years and is adjusted out of Americas' segment results), a $5 million gain on previously held interest at YFAS in an affiliate, and $19 million of transaction costs. Fiscal 2020 includes $15 million of transaction costs and $1 million of tax adjustments at YFAI.

Additional Segment Information

	Year Ended September 30, 2022
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Net Sales	$6,557	$4,764	$2,926	$(126)	$14,121
Equity Income	—	12	76	(13)	75
Total Assets	3,073	2,166	2,959	960	9,158
Depreciation	130	116	52	—	298
Amortization	12	4	36	—	52
Capital Expenditures	104	73	50	—	227

(1) Reconciling items include the elimination of intercompany transactions, corporate-related assets and other amounts to reconcile to consolidated totals. Specific reconciling items for equity income represents $10 million of non-cash impairments of Adient's investments in partially-owned affiliates, $1 million of restructuring related charges, $2 million of purchase accounting amortization, $7 million of a non-recurring customer termination charge at an affiliate in Asia, partially offset by a $7 million non-recurring gain on sale of land use rights at an affiliate in China. Corporate-related assets primarily include cash and deferred income tax assets.

	Year Ended September 30, 2021
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Net Sales	$6,164	$5,564	$2,123	$(171)	$13,680
Equity Income	(1)	7	265	1,213	1,484
Total Assets	2,888	2,473	3,187	2,230	10,778
Depreciation	121	132	32	—	285
Amortization	13	14	18	—	45
Capital Expenditures	131	104	25	—	260

(1) Reconciling items include the elimination of intercompany transactions, corporate-related assets and other amounts to reconcile to consolidated totals. Specific reconciling items for equity income represents a gain associated with the 2021 Yanfeng Transaction of $1,181 million, a gain of $33 million on the sale of Adient's interest in SJA, a $5 million gain on previously held interest at YFAS, offset by $5 million of purchase accounting amortization and $1 million of restructuring
Adient plc | Form 10-K | 98

related charges. Corporate-related assets primarily include cash, deferred income tax assets, and receivables related to the 2021 Yanfeng Transaction.

	Year Ended September 30, 2020
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Net Sales	$5,889	5,148	$1,822	(189)	$12,670
Equity Income	1	8	256	(243)	22
Total Assets	3,019	2,658	2,868	1,716	10,261
Depreciation	128	129	38	—	295
Amortization	13	8	16	—	37
Capital Expenditures	138	164	24	—	326

(1) Reconciling items include the elimination of intercompany transactions, corporate-related assets and other amounts to reconcile to consolidated totals. Specific reconciling items for equity income represents a $231 million non-cash impairment of Adient's YFAI investment, $8 million of restructuring related charges, $3 million of purchase accounting amortization and a $1 million charge for tax adjustments associated with YFAI. Corporate-related assets primarily include cash and deferred income tax assets.

Adient plc | Form 10-K | 99

Geographic Information

Financial information relating to Adient's operations by geographic area is as follows:

Net Sales
	Year Ended September 30,
(in millions)	2022	2021	2020
Americas
United States	$5,876	$5,500	$4,983
Mexico	2,427	2,298	2,004
Other Americas	377	312	318
Regional Elimination	(2,123)	(1,946)	(1,416)
	6,557	6,164	5,889
EMEA
Germany	862	1,101	1,061
Czech Republic	962	1,155	1,118
Other EMEA	4,232	4,761	4,392
Regional Elimination	(1,292)	(1,453)	(1,423)
	4,764	5,564	5,148
Asia
China	1,374	642	517
Thailand	508	469	400
Japan	264	331	332
Other Asia	804	705	600
Regional Elimination	(24)	(24)	(27)
	2,926	2,123	1,822

Inter-segment elimination	(126)	(171)	(189)

Total	$14,121	$13,680	$12,670

Adient started consolidating CQADNT in China after completing the acquisition on September 30, 2021. Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information.
Adient plc | Form 10-K | 100

Long-Lived Assets (consisting of net property, plant and equipment)
	Year Ended September 30,
(in millions)	2022	2021
Americas
United States	$460	$467
Mexico	164	173
Other Americas	19	22
	643	662
EMEA
Germany	126	180
Poland	118	145
Czech Republic	29	41
Other EMEA	223	310
	496	676
Asia
China	111	125
Thailand	41	38
Japan	47	58
Other Asia	39	48
	238	269

Total	$1,377	$1,607

18. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income" line in the consolidated statements of income (loss). Adient maintains total investments in partially-owned affiliates of $286 million and $335 million at September 30, 2022 and 2021, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	% ownership at September 30,
Name of key partially-owned affiliate	2022	2021
KEIPER Seating Mechanisms Co., Ltd. (KEIPER, previously AYM)	50.0%	50.0%
Changchun FAWAY Adient Automotive Systems Co. Ltd. (CFAA)	49.0%	49.0%

	Year Ended September 30,
(in millions)	2022	2021	2020
Income statement data:
Net sales	$4,039	$8,809	$9,538
Gross profit	$374	$1,008	$1,111
Net income	$189	$733	$591
Net income attributable to the entity	$187	$682	$563

Adient plc | Form 10-K | 101

	September 30,
(in millions)	2022	2021
Balance sheet data:
Current assets	$1,784	$1,792
Noncurrent assets	$826	$874
Current liabilities	$1,843	$1,841
Noncurrent liabilities	$159	$145
Noncontrolling interests	$6	$—

On March 31, 2021, Adient sold its 50% equity interest in SJA to the joint venture partner for $58 million. The income statement data above includes SJA’s results for the first six months of fiscal 2021. On September 30, 2021, Adient sold all of the issued and outstanding equity interest in YFAS held, directly or indirectly, by Adient, which represented 49.99% of YFAS’s total issued and outstanding equity interest to Yanfeng, the joint venture partner, for ¥8,064 million ($1,257 million) as part of the 2021 Yanfeng Transaction. As a result, the balance sheet data as of September 30, 2021 above excludes those of SJA and YFAS. It also excludes that of CQADNT as Adient started consolidating CQADNT after completing the acquisition of additional interest on September 30, 2021. Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information.

During the fourth quarter of fiscal 2022, Adient and KEIPER modified an existing supply agreement, resulting in reductions in Adient’s purchase prices on certain products. Such modifications resulted in reductions of $14 million and $17 million in Adient’s cost of sales and equity income, respectively, during fiscal 2022.

19. Commitments and Contingencies

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $6 million and $8 million at September 30, 2022 and 2021, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

The following table sets forth the location and amounts of net sales to and purchases from related parties included in Adient's consolidated statements of income (loss):

Adient plc | Form 10-K | 102

		Year Ended September 30,
(in millions)		2022	2021	2020
Net sales to related parties	Net sales	$247	$273	$347
Purchases from related parties	Cost of sales	434	558	566

The following table sets forth the location and amount of accounts receivable due from and payable to related parties in Adient's consolidated statements of financial position:

		September 30,
(in millions)		2022	2021
Accounts receivable due from related parties	Accounts receivable	$34	$30
Accounts payable due to related parties	Accounts payable	95	41

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-K | 103

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, Adient conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2022, the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, the principal executive officer and principal financial officer concluded that Adient's disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in Adient's reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to Adient's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of Adient's internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that Adient maintained effective internal control over financial reporting as of September 30, 2022. The effectiveness of Adient's internal control over financial reporting as of September 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter of the fiscal year ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, Adient's internal control over financial reporting.

Item 9B. Other Information

Not applicable.
Adient plc | Form 10-K | 104

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Adient plc | Form 10-K | 105

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Adient intends to hold its 2023 annual general meeting of shareholders on March 7, 2023.

The information required by this Item is set forth under the sections entitled "Q: Where can I find Corporate Governance materials for Adient?," "Proposal One: Election of Directors," "Corporate Governance," "Board and Committee Information," "Audit Committee Report," and "Delinquent Section 16(a) Reports" in Adient's 2023 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after September 30, 2022 in connection with the solicitation of proxies for Adient's 2023 annual general meeting of shareholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item is set forth under the sections entitled "Corporate Governance," "Board and Committee Information," "Compensation Committee Report," "Compensation Discussion and Analysis," "Director Compensation," "Potential Payments and Benefits upon Termination and Change in Control," and "Share Ownership of Executive Officers and Directors" in Adient's 2023 Proxy Statement to be filed with the SEC within 120 days after September 30, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the section entitled "Share Ownership of Executive Officers and Directors" in Adient's 2023 Proxy Statement to be filed with the SEC within 120 days after September 30, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the section entitled "Corporate Governance" in Adient's 2023 Proxy Statement to be filed with the SEC within 120 days after September 30, 2022 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth under the section entitled "Audit Committee Report" in Adient's 2023 Proxy Statement to be filed with the SEC within 120 days after September 30, 2022 and is incorporated herein by reference.

Adient plc | Form 10-K | 106

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

ADIENT AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Year Ended September 30,
(in millions)	2022	2021	2020
Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$29	$10	$14
Provision charged to costs and expenses	10	12	15
Reserve adjustments	(16)	(15)	(19)
Acquisitions	—	22	—
Currency translation	(2)	—	—
Balance at end of period	$21	$29	$10
Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$1,637	$1,656	$1,304
Allowance provision for operating and other loss carryforwards	94	(85)	346
Allowance provision (benefit) adjustments	(69)	60	6
Acquisitions	—	6	—
Balance at end of period	$1,662	$1,637	$1,656

All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

Adient plc | Form 10-K | 107

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

Adient plc | Form 10-K | 108

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

4.19
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

Adient plc | Form 10-K | 109

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

10.7
Amendment and Restatement Agreement to Amended and Restated Revolving Credit Agreement, dated as of November 2, 2022, among Adient US LLC, the other borrower subsidiaries party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed November 4, 2022 (File No. 1-37757)).

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

Adient plc | Form 10-K | 110

10.17	Adient plc Flexible Perquisites Program (incorporated by reference to Exhibit 10.3 to Adient plc’s Quarterly Report on Form 10-Q filed August 7, 2019 (File No. 1-37757)).*

10.18
Written description of Adient US LLC severance benefit for certain executive officers (incorporated by reference to Exhibit 10.18 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).*

10.19
Adient plc Non-Employee Directors Compensation Summary and Ownership Guidelines, as amended and restated effective as of October 1, 2021 (incorporated by reference to Exhibit 10.19 to Adient plc’s Annual Report on Form 10-K filed on November 23, 2021 (File No. 1-37757)).*

10.20
Adient plc Executive Share Ownership Guidelines effective as of September 17, 2019 (incorporated by reference to Exhibit 10.20 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).*

10.21
Form of Key Executive Severance and Change of Control Agreement by and among Adient plc, Adient US LLC and the following current or former executive officers: Jerome J. Dorlack, Cathleen A. Ebacher, and Jeffrey M. Stafeil (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed January 20, 2017 (File No. 1-37757)).*

10.22
Agreement, dated as of May 18, 2018, by and between Adient plc and Blue Harbour Group, L.P. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed May 18, 2018 (File No. 1-37757)).

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

Adient plc | Form 10-K | 111

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

10.39
Form of Restricted Shares or Restricted Share Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed on March 10, 2021 (File No. 1-37757)).*

10.40
Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Annex A to Adient plc’s definitive proxy statement on Schedule 14A filed on January 26, 2021 for the Adient plc 2021 annual general meeting of shareholders held March 9, 2021 (File No. 1-37757)).*

10.41
Form of Performance Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Adient plc’s Current Report on Form 8-K filed on March 10, 2021 (File No. 1-37757)).*

10.42
Form of Adient plc Performance Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan, as updated in March 2022 (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed on May 5, 2022 (File No. 1-37757)).*

Adient plc | Form 10-K | 112

10.43
Form of Restricted Shares or Restricted Share Unit Award Agreement for the 2022 salary replacement awards for Douglas G. Del Grosso and Jerome J. Dorlack made under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on September 23, 2022 (File No. 1-37757)).*

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

Adient plc

By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	November 22, 2022

By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
Date:	November 22, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 22, 2022, by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ Douglas G. Del Grosso	/s/ Jeffrey M. Stafeil
Douglas G. Del Grosso	Jeffrey M. Stafeil
President and Chief Executive Officer and a Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Gregory S. Smith	/s/ Richard Goodman
Gregory S. Smith	Richard Goodman
Senior Vice President and Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ Julie L. Bushman	/s/ José M. Gutiérrez
Julie L. Bushman	José M. Gutiérrez
Director	Director

/s/ Peter H. Carlin	/s/ Frederick A. Henderson
Peter H. Carlin	Frederick A. Henderson
Director	Non-Executive Chairman and Director

/s/ Raymond L. Conner	/s/ Barb J. Samardzich
Raymond L. Conner	Barb J. Samardzich
Director	Director

/s/ Ricky T. Dillon
Ricky T. Dillon
Director

Adient plc | Form 10-K | 114