Form 10-Q
period 2022-12-31
Adient plc
filed 2023-02-07
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-37757

Adient plc
(exact name of Registrant as specified in its charter)

Ireland	98-1328821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Dublin Landings, North Wall Quay, Dublin 1, Ireland D01 H104
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

At December 31, 2022, 95,385,075 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended December 31, 2022

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended December 31,
(in millions, except per share data)	2022	2021
Net sales	$3,699	$3,480
Cost of sales	3,468	3,307
Gross profit	231	173
Selling, general and administrative expenses	138	162
Restructuring and impairment costs	7	4
Equity income (loss)	28	33
Earnings (loss) before interest and income taxes	114	40
Net financing charges	41	50
Other pension expense (income)	9	(1)
Income (loss) before income taxes	64	(9)
Income tax provision (benefit)	31	21
Net income (loss)	33	(30)
Income (loss) attributable to noncontrolling interests	21	24
Net income (loss) attributable to Adient	$12	$(54)

Earnings (loss) per share:
Basic	$0.13	$(0.57)
Diluted	$0.13	$(0.57)

Shares used in computing earnings per share:
Basic	95.1	94.6
Diluted	95.9	94.6

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended December 31,
(in millions)	2022	2021
Net income (loss)	$33	$(30)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	106	24
Realized and unrealized gains (losses) on derivatives	25	(2)
Other comprehensive income (loss)	131	22
Total comprehensive income (loss)	164	(8)
Comprehensive income (loss) attributable to noncontrolling interests	37	31
Comprehensive income (loss) attributable to Adient	$127	$(39)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	December 31, 2022	September 30, 2022
Assets
Cash and cash equivalents	$901	$947
Accounts receivable - net	1,755	1,852
Inventories	972	953
Other current assets	459	411
Current assets	4,087	4,163
Property, plant and equipment - net	1,419	1,377
Goodwill	2,128	2,057
Other intangible assets - net	463	467
Investments in partially-owned affiliates	306	286
Assets held for sale	5	11
Other noncurrent assets	865	797
Total assets	$9,273	$9,158
Liabilities and Shareholders' Equity
Short-term debt	$2	$3
Current portion of long-term debt	11	11
Accounts payable	2,422	2,478
Accrued compensation and benefits	314	340
Restructuring reserve	45	60
Other current liabilities	624	609
Current liabilities	3,418	3,501
Long-term debt	2,627	2,564
Pension and postretirement benefits	90	88
Other noncurrent liabilities	584	585
Long-term liabilities	3,301	3,237
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	45	45
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at December 31, 2022	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 95,385,075 shares issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	4,018	4,026
Accumulated deficit	(1,096)	(1,108)
Accumulated other comprehensive income (loss)	(730)	(845)
Shareholders' equity attributable to Adient	2,192	2,073
Noncontrolling interests	317	302
Total shareholders' equity	2,509	2,375
Total liabilities and shareholders' equity	$9,273	$9,158

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended December 31,
(in millions)	2022	2021
Operating Activities
Net income (loss) attributable to Adient	$12	$(54)
Income attributable to noncontrolling interests	21	24
Net income (loss)	33	(30)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	69	75
Amortization of intangibles	12	13
Pension and postretirement expense (benefit)	9	1
Pension and postretirement contributions, net	(3)	(5)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $– and $1, respectively)	(16)	(32)
Derivative loss on the 2021 Yanfeng Transaction	—	3
Deferred income taxes	(1)	(3)
Non-cash impairment charges	—	7
Equity-based compensation	8	10
Other	(3)	2
Changes in assets and liabilities:
Receivables	167	(175)
Inventories	22	26
Other assets	(47)	—
Restructuring reserves	(27)	(24)
Accounts payable and accrued liabilities	(191)	104
Accrued income taxes	12	14
Cash provided (used) by operating activities	44	(14)
Investing Activities
Capital expenditures	(61)	(60)
Sale of property, plant and equipment	15	11
Settlement of derivatives	—	(30)
Advance payment for business acquisitions	(6)	—
Proceeds from business divestitures	3	731
Other	(1)	—
Cash provided (used) by investing activities	(50)	652
Financing Activities
Increase (decrease) in short-term debt	—	(6)
Increase (decrease) in long-term debt	2	—
Repayment of long-term debt	(2)	(2)
Debt financing costs	(7)	—
Dividends paid to noncontrolling interests	(50)	(59)
Share based compensation and other	(12)	(12)
Cash provided (used) by financing activities	(69)	(79)
Effect of exchange rate changes on cash and cash equivalents	29	—
Increase (decrease) in cash and cash equivalents	(46)	559
Cash and cash equivalents at beginning of period	947	1,521
Cash and cash equivalents at end of period	$901	$2,080

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

Basis of Presentation
The unaudited consolidated financial statements of Adient have been prepared in accordance with the rules and regulations of the US Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair statement of the results of operations, financial position and cash flows of Adient for the interim periods presented. Interim results are not necessarily indicative of full-year results particularly as Adient, along with the automotive industry, continues to recover from supply chain disruptions, reacts to inflationary pressures on input costs (particularly labor, freight and utility costs), manages changing COVID-19 regulations in China, and as it addresses the impacts of higher interest rates and softening consumer demand.

Principles of Consolidation
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended December 31, 2022, and September 30, 2022, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which is restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	December 31, 2022	September 30, 2022
Current assets	$205	$262
Noncurrent assets	157	113
Total assets	$362	$375

Current liabilities	$193	$233
Noncurrent liabilities	14	14
Total liabilities	$207	$247

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended December 31,
(in millions, except per share data)	2022	2021
Numerator:
Net income (loss) attributable to Adient	$12	$(54)

Denominator:
Shares outstanding	95.1	94.6
Effect of dilutive securities	0.8	—
Diluted shares	95.9	94.6

Earnings (loss) per share:
Basic	$0.13	$(0.57)
Diluted	$0.13	$(0.57)
The effect of common stock equivalents that would have been anti-dilutive was excluded from the calculation of diluted earnings per share for the three months ended December 31, 2022 and was immaterial. Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for the three months ended December 31, 2021 as a result of being in a loss position.

New Accounting Pronouncements

Standards Adopted During Fiscal 2023

On October 1, 2022, Adient adopted Accounting Standards Codification (ASU) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity by reducing the number of accounting models for convertible debt and convertible preferred stock. The adoption of this guidance on October 1, 2022 did not significantly impact Adient's consolidated financial statements for the three months ended December 31, 2022.

On October 1, 2022, Adient adopted ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. The ASU requires annual disclosures of: (i) information about the nature of government assistance transactions and the related accounting policy used to account for the transactions; (ii) the balance sheet and income statement line items affected by the transactions, and the amounts for each financial statement line item; and (iii) significant transaction terms and conditions. The adoption of this guidance on October 1, 2022 did not significantly impact Adient's consolidated financial statements for the three months ended December 31, 2022.

Standards Effective After Fiscal 2023

Adient has considered the ASU summarized below, effective after fiscal 2023, which is not expected to significantly impact the consolidated financial statements:

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

Adient plc | Form 10-Q | 8

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contracts assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities exist at September 30, 2022 or at December 31, 2022. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

In fiscal 2022, Adient entered into an agreement whereby Adient would purchase all of the issued and outstanding equity interest in Nantong Yanfeng Adient Seating Trim Co., Ltd. ("YFAT") held by KEIPER Seating Mechanisms Co., Ltd. ("KEIPER") for ¥150 million ($24 million). Adient made an initial deposit of ¥75 million ($12 million) in fiscal 2022, which represents 50% of the estimated purchase price (reflected within other current assets as of September 30, 2022). During the first quarter of fiscal 2023, Adient made an additional deposit of ¥38 million ($6 million) in conjunction with the public bidding process. The transaction is subject to customary regulatory approvals in China, and is expected to be completed during the first half of fiscal 2023. The remaining balance of the estimated purchase price will be paid at the time of completion of the transaction.

Also in fiscal 2022, Adient entered into agreements whereby Adient would transfer all of the issued and outstanding equity interests in two joint ventures in China held directly by Adient, each of which represents 25% of their total issued and outstanding equity interests, to Yanfeng for $3 million. As a result, Adient concluded that indicators of other-than-temporary impairment were present related to the investments in these joint ventures, and recorded a non-cash impairment charge of $3 million during the second quarter of fiscal 2022. The sale of one of the joint ventures was completed during the first quarter of fiscal 2023, wherein Adient received $3 million of sale proceeds. The sale of the other joint venture closed in January 2023 for minimal proceeds.

During the first quarter of fiscal 2022, Adient received final cash proceeds of $652 million for the sale of its 49.99% interest in Yanfeng Adient Seating Co., Ltd.("YFAS"), a joint venture previously owned by Yanfeng Automotive Trim Systems Company
Adient plc | Form 10-Q | 9

Ltd. ("Yanfeng") (50.01%) and Adient (49.99%), which closed in fiscal 2021, and $41 million representing the remaining balance of proceeds from the sale of its interest in Yanfeng Global Automotive Interior Systems Co. ("YFAI"), a joint venture previously owned by Yanfeng (70%) and Adient (30%) which closed in fiscal 2020. Also during the first quarter of fiscal 2022, Adient collected cash proceeds of $36 million for sale of certain assets in Turkey.

During the first quarter of fiscal 2022, Chongqing Boxun Industrial Co., Ltd. (“Boxun”) exercised its right to sell its 25% equity interest in Chongqing Adient Automotive Components Co., Ltd. (“CQADNT”) to Adient. As a result, Adient reclassified the redeemable noncontrolling interests balance of $186 million to other current liabilities on December 31, 2021 as the obligation was determined to be unconditional. The acquisition of Boxun's 25% interest closed in January 2022 which resulted in Adient owning 100% of CQADNT.

4. Inventories

Inventories consisted of the following:

(in millions)	December 31, 2022	September 30, 2022
Raw materials and supplies	$756	$755
Work-in-process	31	26
Finished goods	185	172
Inventories	$972	$953

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2022	$607	$295	$1,155	$2,057
Currency translation and other	1	26	44	71
Balance at December 31, 2022	$608	$321	$1,199	$2,128

Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for more information on Adient's reportable segments.

Adient's intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	December 31, 2022			September 30, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$82	$(28)	$54	$80	$(25)	$55
Customer relationships	570	(176)	394	560	(163)	397
Trademarks	20	(19)	1	19	(17)	2
Miscellaneous	26	(12)	14	25	(12)	13
Total intangible assets	$698	$(235)	$463	$684	$(217)	$467

Amortization of intangible assets for the three months ended December 31, 2022 and 2021 was $12 million and $13 million, respectively.

Adient plc | Form 10-Q | 10

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
The changes in Adient's total product warranty liability are as follows:

	Three Months Ended December 31,
(in millions)	2022	2021
Balance at beginning of period	$21	$23
Accruals for warranties issued during the period	2	2
Changes in accruals related to pre-existing warranties (including changes in estimates)	—	1
Settlements made (in cash or in kind) during the period	(4)	(3)
Currency translation	1	—
Balance at end of period	$20	$23

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

The components of lease costs included in the consolidated statement of income (loss) for the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended December 31,
(in millions)	2022	2021
Operating lease cost	$26	$30
Short-term lease cost	8	5
Total lease cost	$34	$35

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

Adient plc | Form 10-Q | 11

(in millions)		December 31, 2022	September 30, 2022
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$268	$266

Operating lease liabilities - current	Other current liabilities	$83	$81
Operating lease liabilities - noncurrent	Other noncurrent liabilities	186	186
		$269	$267

Weighted average remaining lease term:
Operating leases		6 years	6 years

Weighted average discount rate:
Operating leases		5.5%	5.6%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2022 are as follows:

Operating leases
Fiscal years (in millions)	December 31, 2022
2023 (excluding the three months ended December 31, 2022)	$70
2024	73
2025	51
2026	33
2027	25
Thereafter	58
Total lease payments	310
Less: imputed interest	(41)
Present value of lease liabilities	$269

Supplemental cash flow information related to leases is as follows:

	Three Months Ended December 31,
(in millions)	2022	2021
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$8	$10

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$26	$29

Adient plc | Form 10-Q | 12

8. Debt and Financing Arrangements

Debt consisted of the following:

(in millions)	December 31, 2022	September 30, 2022
Long-term debt:
Term Loan B - LIBOR plus 3.25% due in 2028	$985	$988
4.875% Notes due in 2026	795	795
3.50% Notes due in 2024	878	809
Other bank borrowings and finance lease obligations	3	1
Less: debt issuance costs	(23)	(18)
Gross long-term debt	2,638	2,575
Less: current portion	11	11
Net long-term debt	$2,627	$2,564

Short-term debt:
Other bank borrowings	$2	$3
Total short-term debt	$2	$3

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to SOFR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of December 31, 2022, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $971 million (net of $13 million of letters of credit).

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a term loan credit agreement, as amended in fiscal 2021, (the “Term Loan B Agreement”) that provides for a $985 million senior secured term loan facility. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity on April 8, 2028. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 3.25%. The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions.

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
Adient plc | Form 10-Q | 13

forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, cross-default clauses with other debt arrangements, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, previously maintained $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. Adient redeemed $103 million and $2 million during fiscal 2020 and 2021, respectively, resulting in a remaining balance of $795 million as of December 31, 2022 and September 30, 2022. AGH also previously maintained €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. During fiscal 2022, Adient repurchased €177 million ($198 million) of the 3.50% unsecured notes due 2024 at a premium of €3 million ($4 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €1 million ($1 million) of previously deferred financing costs to net financing charges. As of December 31, 2022, the remaining balance of this debt was €823 million ($878 million).

Net Financing Charges

Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended December 31,
(in millions)	2022	2021
Interest expense, net of capitalized interest costs	$41	$46
Banking fees and debt issuance cost amortization	4	3
Interest income	(4)	(2)
Derivative loss on Yanfeng transaction	—	3
Net financing charges	$41	$50

Total interest paid on both short and long-term debt for the three months ended December 31, 2022 and 2021 was $20 million and $41 million, respectively.

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of December 31, 2022, $181 million was funded under these programs compared to $269 million as of September 30, 2022.

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2022 and September 30, 2022, respectively.
Adient plc | Form 10-Q | 14

As of December 31, 2022, the €823 million ($878 million) aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.

Adient entered into a ¥150 million ($23 million) foreign exchange forward contract during fiscal 2022 to selectively hedge portions of its net investment in China. The currency effects of the forward contract were reflected in the AOCI account within shareholder’s equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in China. The forward contract matured during the first quarter of fiscal 2023.

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	December 31, 2022	September 30, 2022	December 31, 2022	September 30, 2022
Other current assets
Foreign currency exchange derivatives	$26	$17	$3	$3
Other noncurrent assets
Foreign currency exchange derivatives	2	—	—	—
Total assets	$28	$17	$3	$3

Other current liabilities
Foreign currency exchange derivatives	$8	$20	$—	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	—	2	—	1
Long-term debt
Foreign currency denominated debt	878	809	—	—
Total liabilities	$886	$831	$—	$1

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of December 31, 2022 and September 30, 2022, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	December 31, 2022	September 30, 2022	December 31, 2022	September 30, 2022
Gross amount recognized	$31	$20	$886	$832
Gross amount eligible for offsetting	(5)	(19)	(5)	(19)
Net amount	$26	$1	$881	$813

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

Adient plc | Form 10-Q | 15

	Three Months Ended December 31,
(in millions)	2022	2021
Foreign currency exchange derivatives	$32	$(2)

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended December 31,
		2022	2021
Foreign currency exchange derivatives	Cost of sales	$7	$1
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended December 31,
		2022	2021
Foreign currency exchange derivatives	Cost of sales	$3	$1
Foreign currency exchange derivatives	Net financing charges	9	(15)
Total		$12	$(14)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $(69) million and $29 million for the three months ended December 31, 2022 and 2021, respectively. For the three months ended December 31, 2022 and 2021, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges. For the three months ended December 31, 2022 and 2021, no ineffectiveness was recognized in the consolidated statements of income (loss) resulting from cash flow hedges.

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
Adient plc | Form 10-Q | 16

Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$29	$—	$29	$—
Other noncurrent assets
Foreign currency exchange derivatives	2	—	2	—
Total assets	$31	$—	$31	$—
Other current liabilities
Foreign currency exchange derivatives	8	—	8	—
Total liabilities	$8	$—	$8	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$20	$—	$20	$—
Other noncurrent assets
Interest rate cap	—	—	—	—
Total assets	$20	$—	$20	$—
Other current liabilities
Foreign currency exchange derivatives	$20	$—	$20	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$23	$—	$23	$—

Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2022 and September 30, 2022, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

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

Adient plc | Form 10-Q | 17

Interest rate caps Adient determines the fair value of an interest rate cap contract using a market approach which is based on quoted market price for identical or similar instruments in markets. All significant inputs are corroborated by observable market data for the term of such a contract. As of December 31, 2022, Adient had no interest rate caps outstanding.
The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.5 billion and $2.4 billion at December 31, 2022 and September 30, 2022, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Equity and Noncontrolling Interests

For the three months ended December 31, 2022:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2022	$—	$4,026	$(1,108)	$(845)	$2,073	$302	$2,375
Net income (loss)	—	—	12	—	12	14	26
Foreign currency translation adjustments	—	—	—	90	90	5	95
Realized and unrealized gains (losses) on derivatives	—	—	—	25	25	—	25
Dividends attributable to noncontrolling interests	—	—	—	—	—	(4)	(4)
Share based compensation and other	—	(8)	—	—	(8)	—	(8)
Balance at December 31, 2022	$—	$4,018	$(1,096)	$(730)	$2,192	$317	$2,509

For the three months ended December 31, 2021:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2021	$—	$3,991	$(988)	$(627)	$2,376	$342	$2,718
Net income (loss)	—	—	(54)	—	(54)	11	(43)
Foreign currency translation adjustments	—	—	—	17	17	2	19
Realized and unrealized gains (losses) on derivatives	—	—	—	(2)	(2)	—	(2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(8)	(8)
Purchase of subsidiary shares from noncontrolling interest	—	12	—	—	12	(12)	—
Share based compensation and other	—	(5)	—	—	(5)	—	(5)
Balance at December 31, 2021	$—	$3,998	$(1,042)	$(612)	$2,344	$335	$2,679

Adient plc | Form 10-Q | 18

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended December 31,
(in millions)	2022	2021
Foreign currency translation adjustments
Balance at beginning of period	$(836)	$(617)
Aggregate adjustment for the period, net of tax	90	17
Balance at end of period	$(746)	$(600)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$(8)	$(8)
Current period changes in fair value, net of tax	31	(1)
Reclassification to income, net of tax	(6)	(1)
Balance at end of period	$17	$(10)
Pension and postretirement plans
Balance at beginning of period	$(1)	$(2)
Balance at end of period	$(1)	$(2)
Accumulated other comprehensive income (loss), end of period	$(730)	$(612)

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

	Three Months Ended December 31,
(in millions)	2022	2021
Beginning balance	$45	$240
Net income	7	13
Dividends	(18)	(31)
Change in redeemable noncontrolling interest	—	(186)
Foreign currency translation adjustments	11	5
Ending balance	$45	$41

Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information on the change in redeemable noncontrolling interests during fiscal 2022.

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of the Company’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. No shares were repurchased under the program during the three months ended December 31, 2022.

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:
Adient plc | Form 10-Q | 19

	Three Months Ended December 31,
(in millions)	2022	2021
Service cost	$1	$2
Interest cost	4	3
Expected return on plan assets	(3)	(4)
Net actuarial and settlement/curtailment (gain) loss	8	—
Net periodic benefit cost	$10	$1

The interest cost, expected return on plan assets, and net actuarial and settlement/curtailment (gain) loss components of net periodic benefit cost are included in other pension expense (income) in the consolidated statements of income (loss). During the first quarter of fiscal 2023, Adient recorded an $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

13. Restructuring and Impairment Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

During fiscal 2023, Adient committed to a restructuring plan ("2023 Plan") of $7 million. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The restructuring actions are expected to be substantially completed by fiscal 2026. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income (loss).

The following tables summarize the changes in Adient's restructuring reserve during the first quarters of fiscal 2023 and 2022:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2022	$69	$(9)	$60
2023 Plan charges	7	—	7
Utilized - cash	(27)	—	(27)
Noncash and other adjustments	—	5	5
Balance at December 31, 2022	$49	$(4)	$45

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2021	$111	$4	$115
2022 Plan charges	3	—	3
Utilized - cash	(24)	—	(24)
Noncash and other adjustments	(7)	(1)	(8)
Balance at December 31, 2021	$83	$3	$86

Adient's restructuring plans include workforce reductions of approximately 14,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2022, approximately 12,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-seven plant closures. As of December 31, 2022, twenty-one of the twenty-seven plants have been closed.
Adient plc | Form 10-Q | 20

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

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended December 31, 2022, Adient’s income tax expense was $31 million equating to an effective tax rate of 48%. The three month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials. For the three months ended December 31, 2021, Adient’s income tax expense was $21 million equating to an effective tax rate of (233)%. The three month income tax expense was higher than the statutory rate impact of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials.

Valuation Allowances

As a result of the Company's first quarter fiscal 2023 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.

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

Uncertain Tax Positions

At December 31, 2022, Adient had gross tax effected unrecognized tax benefits of $522 million. If recognized, $122 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at December 31, 2022 was approximately $25 million (net of tax benefit). The interest and penalties accrued for the three months ended December 31, 2022 was $2 million. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

15. Segment Information

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: (i) Americas, which is inclusive of North America and South America; (ii) Europe, Middle East, and Africa ("EMEA"); and (iii) Asia Pacific/China ("Asia").

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

Adient plc | Form 10-Q | 21

	Three Months Ended December 31,
(in millions)	2022	2021
Net Sales
Americas	$1,724	$1,498
EMEA	1,182	1,230
Asia	821	784
Eliminations	(28)	(32)
Total net sales	$3,699	$3,480

	Three Months Ended December 31,
(in millions)	2022	2021
Adjusted EBITDA
Americas	$69	$9
EMEA	28	43
Asia	138	114
Corporate-related costs (1)	(23)	(20)
Restructuring and impairment costs (2)	(7)	(4)
Purchase accounting amortization (3)	(12)	(14)
Restructuring related charges (4)	(3)	(1)
Adjustment to nonconsolidated partially-owned affiliates (5)	1	—
Depreciation	(69)	(75)
Stock based compensation	(8)	(10)
Other items (6)	—	(2)
Earnings (loss) before interest and income taxes	114	40
Net financing charges	(41)	(50)
Other pension income (expense) (7)	(9)	1
Income (loss) before income taxes	$64	$(9)

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. During the three months ended December 31, 2021, a held-for-sale impairment charge of $7 million was recorded in EMEA.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) The three months ended December 31, 2022 reflects a non-recurring adjustment to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia.
(6) The three months ended December 31, 2022 includes $1 million of transaction costs, offset by $1 million of indirect tax recoveries in Brazil. The three months ended December 31, 2021 primarily reflects $2 million of transaction costs.

(7) The three months ended December 31, 2022 includes $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.
Adient plc | Form 10-Q | 22

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended December 31,
(in millions)	2022	2021
Americas
United States	$1,553	$1,331
Mexico	607	541
Other Americas	95	91
Regional elimination	(531)	(465)
	1,724	1,498
EMEA
Germany	248	233
Czech Republic	228	267
Other EMEA	1,030	1,039
Regional elimination	(324)	(309)
	1,182	1,230
Asia
Thailand	141	135
China	398	414
Japan	87	35
Other Asia	203	206
Regional elimination	(8)	(6)
	821	784

Inter-segment elimination	(28)	(32)

Total	$3,699	$3,480

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of December 31, 2022 and September 30, 2022. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income (loss)" line in the consolidated statements of income (loss) for the three months ended December 31, 2022 and 2021, respectively.

Adient plc | Form 10-Q | 23

Adient maintains total investments in partially-owned affiliates of $306 million and $286 million at December 31, 2022 and September 30, 2022, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Three Months Ended December 31,
(in millions)	2022	2021
Income statement data:
Net sales	$976	$1,208
Gross profit	$101	$127
Net income	$60	$67
Net income attributable to the entity	$59	$67

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $5 million and $6 million at December 31, 2022 and September 30, 2022, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.
Adient plc | Form 10-Q | 24

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended December 31,
(in millions)		2022	2021
Net sales to related parties	Net sales	$58	$56
Purchases from related parties	Cost of sales	114	96

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		December 31, 2022	September 30, 2022
Accounts receivable due from related parties	Accounts receivable	$25	$34
Accounts payable due to related parties	Accounts payable	58	95

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-Q | 25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the Ukraine conflict and COVID lockdowns in China and their impact on regional, global economies and additional pressure on supply chains and vehicle production, the effects of local and national economic, credit and capital market conditions on the economy in general, and other risks and uncertainties, the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on Adient and its customers, suppliers, joint venture partners and other parties, work stoppages, including due to supply chain disruptions and similar events, energy and commodity prices, the Company’s ability and timing of customer recoveries for increased input costs, the availability of raw materials and component products (including components required by our customers for the manufacture of vehicles (i.e., semiconductors)), whether deleveraging activities may yield additional value for shareholders at all or on the same or different terms as those described herein, the ability of Adient to execute its turnaround plan, automotive vehicle production levels, mix and schedules, as well as our concentration of exposure to certain automotive manufacturers, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to meet debt service requirements, the terms of future financing, the impact of tax reform legislation, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, general economic and business conditions, the strength of the U.S. or other economies, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, global climate change and related emphasis on ESG matters by various stakeholders, the ability of Adient to achieve its ESG-related goals, currency exchange rates and cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit, and retain key leadership. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within this report as well as within Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates more than 200 wholly- and majority-owned manufacturing or assembly facilities, with operations in 30 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America. Through its global footprint and vertical integration, Adient leverages its capabilities to drive growth in the automotive seating industry.

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: (i) Americas, which is inclusive of North America and South America; (ii) Europe, Middle East, and Africa ("EMEA"); and (iii) Asia Pacific/China ("Asia").

Adient plc | Form 10-Q | 26

Factors Affecting Adient’s Operating Environment

The first quarter results of fiscal 2023 are not necessarily indicative of full-year results particularly as Adient, along with the automotive industry, continues to recover from supply chain disruptions, reacts to inflationary pressures on input costs (particularly labor, freight and utility costs), manages changing COVID-19 regulations in China, and as it addresses the impacts of higher interest rates and softening consumer demand. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During the first quarter of fiscal 2023, global light vehicle production increased 5.4% year over year driven by improved production volumes in North America and Asia, excluding China, offset by softening demand in both EMEA and China regions. The operating environment is expected to continue to be challenging during the remainder of fiscal 2023 as the automotive industry recovers from supply chain disruptions, reacts to inflationary pressures on input costs, and addresses the impacts of higher interest rates and softening consumer demand.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended December 31,
(units in millions)	2022	Change	2021
Global	21.6	5.4%	20.5
North America	3.6	9.1%	3.3
South America	0.7	—%	0.7
EMEA	4.2	(4.5)%	4.4
China	7.2	(2.7)%	7.4
Asia, excluding China, and Other	5.9	25.5%	4.7

Source: S&P, January 2023

Financial Results Summary
Significant aspects of Adient's financial results for the first quarter of fiscal 2023 include the following:

•Adient recorded net sales of $3,699 million for the first quarter of fiscal 2023, representing an increase of $219 million or 6.3% when compared to the first quarter of fiscal 2022. The increase in net sales is attributable to higher overall production volumes in all regions (primarily Americas and Asia), favorable material economics recoveries, and higher levels of commercial settlements, partially offset by the unfavorable impact of foreign currencies.

•Gross profit was $231 million, or 6.2% of net sales, for the first quarter of fiscal 2023 compared to $173 million, or 5.0% of net sales for the first quarter of fiscal 2022. Profitability, including gross profit as a percentage of net sales, was higher due to higher production volumes (primarily Americas and Asia) and higher levels of commercial settlements, partially offset by increased utilities, labor and freight costs, unfavorable impacts of material economics, and the unfavorable impact of foreign currencies.

•Equity income was $28 million for the first quarter of fiscal 2023, compared to $33 million for the first quarter of fiscal 2022. The decrease is primarily attributable to the unfavorable impact of foreign currencies, the impact of lower volumes at partially-owned affiliates in China, and the impact of KEIPER supply agreement modifications executed during the fourth quarter of fiscal 2022.

•Net income attributable to Adient was $12 million for the first quarter of fiscal 2023, compared to net loss attributable to Adient of $54 million for the first quarter of fiscal 2022. The net income in the first quarter of fiscal 2023 is primarily attributable to higher overall production volumes, higher commercial settlements, lower selling, general and administrative expenses (SG&A), favorable material economics recoveries, and lower net financing charges, partially offset by higher
Adient plc | Form 10-Q | 27

freight, utilities and labor costs, lower equity income, higher other pension expense, and the unfavorable impact of foreign currencies.

Consolidated Results of Operations

	Three Months Ended December 31,
(in millions)	2022	Change	2021
Net sales	$3,699	6%	$3,480
Cost of sales	3,468	5%	3,307
Gross profit	231	34%	173
Selling, general and administrative expenses	138	(15)%	162
Restructuring and impairment costs	7	75%	4
Equity income (loss)	28	(15)%	33
Earnings (loss) before interest and income taxes	114	>100%	40
Net financing charges	41	(18)%	50
Other pension expense (income)	9	>100%	(1)
Income (loss) before income taxes	64	>100%	(9)
Income tax provision (benefit)	31	48%	21
Net income (loss)	33	>100%	(30)
Income (loss) attributable to noncontrolling interests	21	(13)%	24
Net income (loss) attributable to Adient	$12	>100%	$(54)

Net Sales

	Three Months Ended December 31,
(in millions)	2022	Change	2021
Net sales	$3,699	6%	$3,480

Net sales increased by $219 million, or 6%, in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022 due to higher overall production volumes primarily in Americas and Asia ($380 million), higher levels of commercial settlements and net pricing adjustments ($35 million), and favorable material economics recoveries ($15 million), partially offset by the unfavorable impact of foreign currencies ($211 million).

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2022	Change	2021
Cost of sales	$3,468	5%	$3,307
Gross profit	$231	34%	$173
% of sales	6.2%		5.0%

Cost of sales increased by $161 million, or 5%, and gross profit increased by $58 million in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022. The year over year increase in cost of sales was due to higher production volumes ($321 million), increased utilities, labor and freight costs along with operating inefficiencies associated with supply chain issues ($35 million), and higher commodity costs ($33 million), partially offset by the favorable impact of foreign currencies ($199 million), favorable supplier pricing ($18 million), the favorable impact of the KEIPER supply agreement modifications ($6 million), and lower depreciation expense ($5 million). Gross profit was impacted by higher overall production volumes, and
Adient plc | Form 10-Q | 28

higher levels of commercial settlements, partially offset by higher utilities, labor and freight costs, and unfavorable net material economics recoveries. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2022	Change	2021
Selling, general and administrative expenses	$138	(15)%	$162
% of sales	3.7%		4.7%

SG&A expenses decreased by $24 million, or 15% in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022. The year over year decrease in SG&A is attributable to the favorable impact of foreign currencies ($8 million), lower overall engineering and other administrative spending ($7 million), lower compensation expense including stock-based and performance-based incentive compensation costs ($7 million), and lower depreciation and amortization expense ($2 million).

Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2022	Change	2021
Restructuring and impairment costs	$7	75%	$4

Restructuring and impairment costs were higher by $3 million during the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022. Refer to Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Equity Income (Loss)

	Three Months Ended December 31,
(in millions)	2022	Change	2021
Equity income (loss)	$28	(15)%	$33

Equity income was $28 million for the first quarter of fiscal 2023, compared to $33 million in the first quarter of fiscal 2022. The decrease is primarily attributable to the unfavorable impact of foreign currencies ($3 million), and the impact of lower volumes at partially-owned affiliates in China and as a result of the KEIPER supply agreement modifications executed during the fourth quarter of fiscal 2022 ($3 million).

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2022	Change	2021
Net financing charges	$41	(18)%	$50

Net financing charges decreased in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022 as a result of lower levels of outstanding debt, and the prior year $3 million derivative loss related to the 2021 Yanfeng Transaction. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions during the current quarter and components of the net financing charges.

Adient plc | Form 10-Q | 29

Other Pension Expense (Income)

	Three Months Ended December 31,
(in millions)	2022	Change	2021
Other pension expense (income)	$9	>100%	$(1)

Other pension expense was higher by $10 million in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022 due primarily to an $8 million curtailment loss associated with employee termination benefit plans in the Americas segment. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended December 31,
(in millions)	2022	Change	2021
Income tax provision (benefit)	$31	48%	$21

The first quarter of fiscal 2023 income tax expense of $31 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials. The first quarter of fiscal 2022 income tax expense of $21 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials.

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2022	Change	2021
Income (loss) attributable to noncontrolling interests	$21	(13)%	$24

The decreases in income attributable to noncontrolling interests in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022 is primarily attributable to lower production volumes at certain affiliates in various jurisdictions.

Net Income (Loss) Attributable to Adient

	Three Months Ended December 31,
(in millions)	2022	Change	2021
Net income (loss) attributable to Adient	$12	>100%	$(54)

Net income attributable to Adient was $12 million for the first quarter of fiscal 2023, compared to $54 million of net loss attributable to Adient for the first quarter of fiscal 2022. The higher net income in the first quarter of fiscal 2023 is primarily attributable to higher overall production volumes primarily in Americas and Asia, higher commercial settlements, lower SG&A expenses, favorable material economics recoveries, and lower net financing charges, partially offset by higher freight, labor and utilities costs, lower equity income, higher other pension expense, and the unfavorable impact of foreign currencies.

Comprehensive Income (Loss) Attributable to Adient

	Three Months Ended December 31,
(in millions)	2022	Change	2021
Comprehensive income (loss) attributable to Adient	$127	>100%	$(39)

Adient plc | Form 10-Q | 30

Comprehensive loss attributable to Adient was $127 million for the first quarter of fiscal 2023 compared to $39 million of comprehensive loss for the first quarter of fiscal 2022. The increase of $166 million is due primarily to higher net income ($63 million), the favorable impact of foreign currency translation adjustments ($82 million), and the impact of realized and unrealized gains on derivatives ($23 million), partially offset by higher comprehensive income attributable to noncontrolling interests ($6 million).

Segment Analysis

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: (i) Americas, which is inclusive of North America and South America; (ii) Europe, Middle East, and Africa ("EMEA"); and (iii) Asia Pacific/China ("Asia").

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, restructuring and impairment costs, restructuring related-costs, net mark-to-market adjustments on pension plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items ("Adjusted EBITDA"). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.

The results presented below are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to recover from supply chain disruptions, reacts to inflationary pressures on input costs (particularly labor, freight and utility costs), manages changing COVID-19 regulations in China, and as it addresses the impacts of higher interest rates and softening consumer demand. Refer to the Factors Affecting Adient’s Operating Environment section within our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, for additional information on factors that have impacted Adient.

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended December 31,
(in millions)	2022	2021
Net Sales
Americas	$1,724	$1,498
EMEA	1,182	1,230
Asia	821	784
Eliminations	(28)	(32)
Total net sales	$3,699	$3,480
Adient plc | Form 10-Q | 31

	Three Months Ended December 31,
(in millions)	2022	2021
Adjusted EBITDA
Americas	$69	$9
EMEA	28	43
Asia	138	114
Corporate-related costs (1)	(23)	(20)
Restructuring and impairment costs (2)	(7)	(4)
Purchase accounting amortization (3)	(12)	(14)
Restructuring related charges (4)	(3)	(1)
Adjustment to nonconsolidated partially-owned affiliates (5)	1	—
Depreciation	(69)	(75)
Stock based compensation	(8)	(10)
Other items (6)	—	(2)
Earnings (loss) before interest and income taxes	114	40
Net financing charges	(41)	(50)
Other pension income (expense) (7)	(9)	1
Income (loss) before income taxes	$64	$(9)

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. During the three months ended December 31, 2021, a held-for-sale impairment charge of $7 million was recorded in EMEA.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) The three months ended December 31, 2022 reflects a non-recurring adjustment to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia.
(6) The three months ended December 31, 2022 includes $1 million of transaction costs, offset by $1 million of indirect tax recoveries in Brazil. The three months ended December 31, 2021 primarily reflects $2 million of transaction costs.

(7) The three months ended December 31, 2022 includes $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

Americas

	Three Months Ended December 31,
(in millions)	2022	Change	2021
Net sales	$1,724	15%	$1,498
Adjusted EBITDA	$69	>100%	$9

Adient plc | Form 10-Q | 32

Net sales increased during the first quarter of fiscal 2023 by $226 million primarily as a result of higher current quarter production volumes ($207 million), the impact of favorable commercial settlements and net pricing adjustments ($24 million), and favorable impact of foreign currencies ($2 million), partially offset by the unfavorable impact of material economics recoveries ($7 million).

Adjusted EBITDA increased during the first quarter of fiscal 2023 by $60 million due to higher current quarter production volumes as explained above ($34 million), higher levels of commercial settlements and net pricing adjustments including the impact of the KEIPER supply agreement modifications ($26 million), certain business performance improvements ($6 million), lower administrative and engineering expense ($6 million), the favorable impact of foreign currencies ($3 million), and higher equity income ($1 million), partially offset by higher freight, labor and utility costs ($12 million), and unfavorable material economics, net of recoveries ($4 million).

EMEA

	Three Months Ended December 31,
(in millions)	2022	Change	2021
Net sales	$1,182	(4)%	$1,230
Adjusted EBITDA	$28	(35)%	$43

Net sales decreased during the first quarter of fiscal 2023 by $48 million primarily as a result of the unfavorable impact of foreign currency ($134 million), partially offset by higher production volumes ($59 million), the favorable impact of material economics recoveries ($22 million) and favorable impact of commercial settlements and net pricing adjustments ($5 million).

Adjusted EBITDA decreased during the first quarter of fiscal 2023 by $15 million due primarily to increased utilities, labor and freight costs ($30 million), unfavorable material economics, net of recoveries ($13 million), and the unfavorable impact of foreign currencies ($1 million), partially offset by favorable commercial settlements and net pricing adjustments ($13 million), certain business performance improvements ($6 million), lower administrative and engineering expense ($4 million), higher equity income ($4 million), and higher current quarter production volumes ($2 million). Utility costs have recently shown signs of stabilization; however, Adient expects higher overall operating costs as compared to prior year periods to persist for the remainder of fiscal 2023.

Asia

	Three Months Ended December 31,
(in millions)	2022	Change	2021
Net sales	$821	5%	$784
Adjusted EBITDA	$138	21%	$114

Net sales increased during the first quarter of fiscal 2023 by $37 million due to higher production volume and mix ($113 million), and favorable impact of commercial settlements and net pricing adjustments ($6 million), partially offset by the unfavorable impact of foreign currencies ($82 million).

Adjusted EBITDA increased during the first quarter of fiscal 2023 by $24 million due to favorable volume and mix ($23 million), favorable commercial settlements (certain of which in China are non-recurring) and net pricing adjustments including the impact of the KEIPER supply agreement modifications ($20 million), and lower administrative and engineering expense ($3 million), partially offset by the unfavorable impact of foreign currencies ($11 million), lower equity income due to lower volumes at partially-owned affiliates and the impact of the KEIPER supply agreement modifications ($8 million), less favorable operational performance and other labor and overhead efficiency improvements ($2 million), and unfavorable impact of material economics, net of recoveries ($1 million).

Liquidity and Capital Resources

Adient plc | Form 10-Q | 33

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below for discussion of Adient's financing arrangements. Adient believes that its current financial resources will be sufficient to fund its liquidity requirements for at least the next twelve months.

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to SOFR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of December 31, 2022, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $971 million (net of $13 million of letters of credit).

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a term loan credit agreement, as amended in fiscal 2021, (the “Term Loan B Agreement”) that provides for a $985 million senior secured term loan facility. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity on April 8, 2028. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 3.25%. The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions.

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

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, previously maintained $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. Adient redeemed $103 million and $2 million during fiscal 2020 and 2021, respectively, resulting in a remaining balance of $795 million as of December 31, 2022 and September 30, 2022. AGH also previously maintained €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. During fiscal 2022, Adient repurchased €177 million ($198 million) of the 3.50% unsecured notes due 2024 at a premium of €3 million ($4 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €1 million ($1 million) of previously deferred financing costs to net financing charges. As of December 31, 2022, the remaining balance of this debt was €823 million ($878 million).

Adient plc | Form 10-Q | 34

Sources of Cash Flows

	Three Months Ended December 31,
(in millions)	2022	2021
Cash provided (used) by operating activities	$44	$(14)
Cash provided (used) by investing activities	(50)	652
Cash provided (used) by financing activities	(69)	(79)
Capital expenditures	(61)	(60)

Operating Cash Flows: The increase in cash flows from operating activities is primarily due to the higher net income attributable to Adient for the first quarter of fiscal 2023, partially offset by overall unfavorable changes to working capital year-over-year.

Investing Cash Flows: The decrease in cash provided by investing activities is primarily attributable to prior year cash flow activities including the $651 million of proceeds received related to the 2021 Yanfeng Transaction, $46 million in proceeds received from the sale of the assets in Turkey, and the collection of $41 million of deferred proceeds from the sale of Adient's interest in YFAI as part of the 2020 Yanfeng Transaction. Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information.

Financing Cash Flows: The decrease in cash used by financing activities is attributable to lower dividend payments to noncontrolling interests, partially offset by $7 million of debt financing costs associated with the extension of the ABL Credit Facility. Refer to Note 8, “Debt and Financing Arrangements,” of the notes to the consolidated financial statements for additional information.

Capital expenditures: Capital expenditures during the first three months of fiscal 2023 were fairly consistent with those during the first three months of fiscal 2022.

Working capital

(in millions)	December 31, 2022	September 30, 2022
Current assets	$4,087	$4,163
Current liabilities	3,418	3,501
Working capital	$669	$662

Working capital was fairly consistent year over year as a decrease in accounts receivable was offset by decreases in accounts payable and accrued compensation and benefits.

Restructuring Costs

During fiscal 2023, Adient committed to a restructuring plan ("2023 Plan") of $7 million. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2023 restructuring plan will reduce annual operating costs by approximately $4 million, which is primarily the result of lower costs of sales due to reduced employee-related costs, of which approximately 10% will result in net savings. The restructuring actions are expected to be substantially completed by fiscal 2026.

Adient's restructuring plans include workforce reductions of approximately 14,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2022, approximately 12,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-seven plant closures. As of December 31, 2022, twenty-one of the twenty-seven plants have been closed.

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
Adient plc | Form 10-Q | 35

developments in the automotive industry could impact Adient's liquidity position, lead to impairment charges and/or require additional restructuring of its operations.

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of the Company’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. No shares were repurchased under the program during the three months ended December 31, 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of December 31, 2022, $181 million has been funded under these programs compared to $269 million as of September 30, 2022.

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

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2022, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended December 31, 2022.

New Accounting Pronouncements

See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2022, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Adient plc | Form 10-Q | 36

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

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Adient plc | Form 10-Q | 37

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Adient is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, product safety, environmental, safety and health, intellectual property, employment, commercial and contractual matters and various other matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to Adient, it is management's opinion that none of these will have a material adverse effect on Adient's financial position, results of operations or cash flows. Adient accrues for potential liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable.

Information with respect to this item may be found in Note 17, "Commitments and Contingencies," of the notes to consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Additional information on Adient's commitments and contingencies can be found in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Equity Securities

There was no share repurchase activity during the three months ended December 31, 2022.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Adient plc | Form 10-Q | 38

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

Adient plc | Form 10-Q | 39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	February 7, 2023

By:	/s/ Jerome J. Dorlack
Jerome J. Dorlack
Executive Vice President and Chief Financial Officer
Date:	February 7, 2023

Adient plc | Form 10-Q | 40