Form 10-Q
period 2023-03-31
Adient plc
filed 2023-05-03
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

At March 31, 2023, 94,701,693 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended March 31, 2023

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2023	2022	2023	2022
Net sales	$3,912	$3,506	$7,611	$6,986
Cost of sales	3,662	3,328	7,130	6,635
Gross profit	250	178	481	351
Selling, general and administrative expenses	141	135	279	297
Restructuring and impairment costs	17	4	24	8
Equity income (loss)	4	7	32	40
Earnings (loss) before interest and income taxes	96	46	210	86
Net financing charges	59	83	100	133
Other pension expense (income)	2	(1)	11	(2)
Income (loss) before income taxes	35	(36)	99	(45)
Income tax provision (benefit)	25	24	56	45
Net income (loss)	10	(60)	43	(90)
Income (loss) attributable to noncontrolling interests	25	21	46	45
Net income (loss) attributable to Adient	$(15)	$(81)	$(3)	$(135)

Earnings (loss) per share:
Basic	$(0.16)	$(0.85)	$(0.03)	$(1.43)
Diluted	$(0.16)	$(0.85)	$(0.03)	$(1.43)

Shares used in computing earnings per share:
Basic	95.3	94.8	95.2	94.7
Diluted	95.3	94.8	95.2	94.7

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Net income (loss)	$10	$(60)	$43	$(90)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	34	9	140	33
Realized and unrealized gains (losses) on derivatives	14	4	39	2
Other comprehensive income (loss)	48	13	179	35
Total comprehensive income (loss)	58	(47)	222	(55)
Comprehensive income (loss) attributable to noncontrolling interests	30	22	67	53
Comprehensive income (loss) attributable to Adient	$28	$(69)	$155	$(108)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	March 31, 2023	September 30, 2022
Assets
Cash and cash equivalents	$826	$947
Accounts receivable - net	2,031	1,852
Inventories	919	953
Other current assets	493	411
Current assets	4,269	4,163
Property, plant and equipment - net	1,416	1,377
Goodwill	2,135	2,057
Other intangible assets - net	455	467
Investments in partially-owned affiliates	311	286
Assets held for sale	5	11
Other noncurrent assets	888	797
Total assets	$9,479	$9,158
Liabilities and Shareholders' Equity
Short-term debt	$1	$3
Current portion of long-term debt	1	11
Accounts payable	2,677	2,478
Accrued compensation and benefits	350	340
Restructuring reserve	53	60
Other current liabilities	589	609
Current liabilities	3,671	3,501
Long-term debt	2,531	2,564
Pension and postretirement benefits	91	88
Other noncurrent liabilities	599	585
Long-term liabilities	3,221	3,237
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	55	45
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at March 31, 2023	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 94,701,693 shares issued and outstanding at March 31, 2023	—	—
Additional paid-in capital	3,995	4,026
Accumulated deficit	(1,111)	(1,108)
Accumulated other comprehensive income (loss)	(687)	(845)
Shareholders' equity attributable to Adient	2,197	2,073
Noncontrolling interests	335	302
Total shareholders' equity	2,532	2,375
Total liabilities and shareholders' equity	$9,479	$9,158

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended March 31,
(in millions)	2023	2022
Operating Activities
Net income (loss) attributable to Adient	$(3)	$(135)
Income attributable to noncontrolling interests	46	45
Net income (loss)	43	(90)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	140	151
Amortization of intangibles	25	26
Pension and postretirement expense (benefit)	13	2
Pension and postretirement contributions, net	(9)	(10)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $1 and $1, respectively)	(26)	(48)
Impairment of interests in nonconsolidated partially owned affiliates	7	8
Premium paid on repurchase of debt	7	34
Derivative loss on the 2021 Yanfeng Transaction	—	3
Deferred income taxes	(4)	(8)
Non-cash impairment charges	—	11
Equity-based compensation	18	14
Other	2	14
Changes in assets and liabilities:
Receivables	(98)	(332)
Inventories	81	(34)
Other assets	(71)	55
Restructuring reserves	(37)	(38)
Accounts payable and accrued liabilities	68	246
Accrued income taxes	11	11
Cash provided (used) by operating activities	170	15
Investing Activities
Capital expenditures	(117)	(117)
Sale of property, plant and equipment	15	12
Settlement of derivatives	—	(30)
Advance payment for business acquisitions	(11)	(6)
Proceeds from business divestitures	3	740
Other	(1)	—
Cash provided (used) by investing activities	(111)	599
Financing Activities
Increase (decrease) in short-term debt	(2)	(8)
Increase (decrease) in long-term debt	1,002	—
Repayment of long-term debt	(1,104)	(744)
Debt financing costs	(23)	(1)
Share repurchases	(28)	—
Cash paid to acquire a noncontrolling interest	—	(153)
Dividends paid to noncontrolling interests	(52)	(99)
Share based compensation and other	(11)	(12)
Cash provided (used) by financing activities	(218)	(1,017)
Effect of exchange rate changes on cash and cash equivalents	38	—
Increase (decrease) in cash and cash equivalents	(121)	(403)
Cash and cash equivalents at beginning of period	947	1,521
Cash and cash equivalents at end of period	$826	$1,118

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

Basis of Presentation
The unaudited consolidated financial statements of Adient have been prepared in accordance with the rules and regulations of the US Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair statement of the results of operations, financial position and cash flows of Adient for the interim periods presented. Interim results are not necessarily indicative of full-year results particularly as Adient, along with the automotive industry, continues to recover from supply chain disruptions, manages inflationary pressures and volatile commodity pricing on certain input costs, and as it addresses the impacts of higher interest rates and volatility in consumer demand.

Principles of Consolidation
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended March 31, 2023, and September 30, 2022, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which is restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	March 31, 2023	September 30, 2022
Current assets	$216	$262
Noncurrent assets	146	113
Total assets	$362	$375

Current liabilities	$210	$233
Noncurrent liabilities	14	14
Total liabilities	$224	$247

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Adient	$(15)	$(81)	$(3)	$(135)

Denominator:
Shares outstanding	95.3	94.8	95.2	94.7
Effect of dilutive securities	—	—	—	—
Diluted shares	95.3	94.8	95.2	94.7

Earnings (loss) per share:
Basic	$(0.16)	$(0.85)	$(0.03)	$(1.43)
Diluted	$(0.16)	$(0.85)	$(0.03)	$(1.43)
Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2023 and 2022 as a result of being in a loss position.

New Accounting Pronouncements

Standards Adopted During Fiscal 2023

On October 1, 2022, Adient adopted Accounting Standards Codification (ASU) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity by reducing the number of accounting models for convertible debt and convertible preferred stock. The adoption of this guidance on October 1, 2022 did not significantly impact Adient's consolidated financial statements for the six months ended March 31, 2023.

On October 1, 2022, Adient adopted ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. The ASU requires annual disclosures of: (i) information about the nature of government assistance transactions and the related accounting policy used to account for the transactions; (ii) the balance sheet and income statement line items affected by the transactions, and the amounts for each financial statement line item; and (iii) significant transaction terms and conditions. The adoption of this guidance on October 1, 2022 did not significantly impact Adient's consolidated financial statements for the six months ended March 31, 2023.

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities exist at September 30, 2022 or at March 31, 2023. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

In fiscal 2022, Adient entered into an agreement whereby Adient would purchase all of the issued and outstanding equity interest in Nantong Yanfeng Adient Seating Trim Co., Ltd. ("YFAT") held by KEIPER Seating Mechanisms Co., Ltd. ("KEIPER"), for ¥150 million ($24 million). Adient made an initial deposit of ¥75 million ($12 million) in fiscal 2022, which represents 50% of the estimated purchase price (reflected within other current assets as of September 30, 2022). During the first six months of fiscal 2023, Adient made an additional deposit of ¥75 million ($11 million). The transaction closed in April 2023.

Also in fiscal 2022, Adient entered into agreements whereby Adient would transfer all of the issued and outstanding equity interests in two joint ventures in China held directly by Adient, each of which represents 25% of their total issued and outstanding equity interests, to Yanfeng for $3 million. As a result, Adient concluded that indicators of other-than-temporary impairment were present related to the investments in these joint ventures, and recorded a non-cash impairment charge of $3 million during the second quarter of fiscal 2022. The sales of the joint ventures were completed during the six months ended March 31, 2023, wherein Adient received $3 million of total sale proceeds.

During the first quarter of fiscal 2022, Adient received final cash proceeds of $652 million for the sale of its 49.99% interest in Yanfeng Adient Seating Co., Ltd.("YFAS"), a joint venture previously owned by Yanfeng Automotive Trim Systems Company Ltd. ("Yanfeng") (50.01%) and Adient (49.99%), which closed in fiscal 2021, and $41 million representing the remaining balance of proceeds from the sale of its interest in Yanfeng Global Automotive Interior Systems Co. ("YFAI"), a joint venture previously owned by Yanfeng (70%) and Adient (30%) which closed in fiscal 2020. Also during the first quarter of fiscal 2022, Adient collected cash proceeds of $36 million for sale of certain assets in Turkey.
Adient plc | Form 10-Q | 9

During the first quarter of fiscal 2022, Chongqing Boxun Industrial Co., Ltd. ("Boxun") exercised its right to sell its 25% equity interest in Chongqing Adient Automotive Components Co., Ltd. ("CQADNT") to Adient. As a result, Adient reclassified the redeemable noncontrolling interests balance of $186 million to other current liabilities on December 31, 2021 as the obligation was determined to be unconditional. The acquisition of Boxun's 25% interest closed in January 2022 which resulted in Adient owning 100% of CQADNT.

Russia/Ukraine conflict

Following Russia's invasion of Ukraine in February 2022, Adient determined to withdraw from the Russian market. As a result, Adient recorded a charge of $3 million during the second quarter of fiscal 2022, which included a $2 million impairment of Adient's Russian entity and $1 million of allowance for doubtful accounts in EMEA.

4. Inventories

Inventories consisted of the following:

(in millions)	March 31, 2023	September 30, 2022
Raw materials and supplies	$706	$755
Work-in-process	43	26
Finished goods	170	172
Inventories	$919	$953

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2022	$607	$295	$1,155	$2,057
Currency translation and other	2	30	46	78
Balance at March 31, 2023	$609	$325	$1,201	$2,135

Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for more information on Adient's reportable segments.

Adient's intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	March 31, 2023			September 30, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$82	$(29)	$53	$80	$(25)	$55
Customer relationships	576	(188)	388	560	(163)	397
Trademarks	21	(20)	1	19	(17)	2
Miscellaneous	25	(12)	13	25	(12)	13
Total intangible assets	$704	$(249)	$455	$684	$(217)	$467

Adient plc | Form 10-Q | 10

Amortization of intangible assets for the six months ended March 31, 2023 and 2022 was $25 million and $26 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	Six Months Ended March 31,
(in millions)	2023	2022
Balance at beginning of period	$21	$23
Accruals for warranties issued during the period	4	5
Changes in accruals related to pre-existing warranties (including changes in estimates)	—	1
Settlements made (in cash or in kind) during the period	(5)	(6)
Balance at end of period	$20	$23

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

The components of lease costs included in the consolidated statement of income (loss) for the three and six months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Operating lease cost	$28	$28	$54	$58
Short-term lease cost	6	7	14	12
Total lease cost	$34	$35	$68	$70

Adient plc | Form 10-Q | 11

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

(in millions)		March 31, 2023	September 30, 2022
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$270	$266

Operating lease liabilities - current	Other current liabilities	$86	$81
Operating lease liabilities - noncurrent	Other noncurrent liabilities	183	186
		$269	$267

Weighted average remaining lease term:
Operating leases		6 years	6 years

Weighted average discount rate:
Operating leases		5.6%	5.6%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of March 31, 2023 are as follows:

Operating leases
Fiscal years (in millions)	March 31, 2023
2023 (excluding the six months ended March 31, 2023)	$50
2024	81
2025	57
2026	36
2027	27
Thereafter	59
Total lease payments	310
Less: imputed interest	(41)
Present value of lease liabilities	$269

Supplemental cash flow information related to leases is as follows:

	Six Months Ended March 31,
(in millions)	2023	2022
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$19	$18

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$55	$58

Adient plc | Form 10-Q | 12

8. Debt and Financing Arrangements

Debt consisted of the following:

(in millions)	March 31, 2023	September 30, 2022
Long-term debt:
8.250% Notes due 2031	$500	$—
7.000% Secured Notes due 2028	500	—
Term Loan B due in 2026	635	988
4.875% Notes due in 2026	795	795
3.50% Notes due in 2024	134	809
Other bank borrowings and finance lease obligations	2	1
Less: debt issuance costs	(34)	(18)
Gross long-term debt	2,532	2,575
Less: current portion	1	11
Net long-term debt	$2,531	$2,564

Short-term debt:
Other bank borrowings	$1	$3
Total short-term debt	$1	$3

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the "ABL Credit Facility"), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of March 31, 2023, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $973 million (net of $13 million of letters of credit).

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a senior secured term loan facility, as amended in fiscal 2021, (the "Term Loan B Agreement") that had an outstanding balance of $985 million as of September 30, 2022. During the second quarter of fiscal 2023, Adient prepaid $350 million of the Term Loan B Agreement principal, and wrote off $2 million of previously deferred financing costs to net financing charges. As of March 31, 2023, the remaining balance of this debt was $635 million, maintained fully at Adient Global Holdings S.à r.l., which is due at final maturity on April 8, 2028. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 3.25%. The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. In April 2023, the Term Loan B Agreement was amended to replace the LIBOR base rate with Term SOFR.

Adient plc | Form 10-Q | 13

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

During the second quarter of fiscal 2023, Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, issued (i) $500 million (net proceeds of $494 million) in aggregate principal amount of 7% senior secured notes due 2028 (the "7% Secured Notes") and (ii) $500 million (net proceeds of $494 million) in aggregate principal amount of 8.250% senior unsecured notes due 2031 (the "8.250% Unsecured Notes"). Interest on both of these notes will be paid on April 15 and October 15 each year, beginning on October 15, 2023. These notes contain covenants that are usual and customary. The total net proceeds of $988 million along with cash on hand were used primarily to redeem $350 million of the senior secured term loan facility under the Term Loan B Agreement as described above, and repurchase €700 million ($743 million) of the 3.50% unsecured notes due 2024 as described below. Adient paid $16 million in debt issuance costs for these new debt issuances.

AGH previously maintained $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. Adient redeemed $103 million and $2 million during fiscal 2020 and 2021, respectively, resulting in a remaining balance of $795 million as of March 31, 2023 and September 30, 2022.

AGH also previously maintained €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. During fiscal 2022, Adient repurchased €177 million ($198 million) of the 3.50% unsecured notes due 2024 at a premium of €3 million ($4 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €1 million ($1 million) of previously deferred financing costs to net financing charges, resulting in a remaining balance of €823 million ($809 million) as of September 30, 2022. During the second quarter of fiscal 2023, Adient repurchased an additional €700 million ($743 million) of the 3.50% unsecured notes due 2024 at a premium of €7 million ($7 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €2 million ($2 million) of previously deferred financing costs to net financing charges. As of March 31, 2023, the remaining balance of this debt was €123 million ($134 million).

Net Financing Charges

Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Interest expense, net of capitalized interest costs	$48	$39	$89	$85
Banking fees and debt issuance cost amortization	7	11	11	14
Interest income	(5)	(1)	(9)	(3)
Premium paid on repurchase of debt	7	34	7	34
Derivative loss on Yanfeng transaction	—	—	—	3
Net foreign exchange	2	—	2	—
Net financing charges	$59	$83	$100	$133

Total interest paid on both short and long-term debt for the six months ended March 31, 2023 and 2022 was $80 million and $107 million, respectively.

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of March 31, 2023, $206 million was funded under these programs compared to $269 million as of September 30, 2022.

Adient plc | Form 10-Q | 14

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2023 and September 30, 2022, respectively.
As of March 31, 2023, the €123 million ($134 million) aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.

Adient entered into a ¥240 million ($35 million) foreign exchange forward contract during the second quarter of fiscal 2023 to selectively hedge portions of its net investment in China. The currency effects of the forward contract were reflected in the AOCI account within shareholder’s equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in China. The forward contract is set to mature in October 2023.

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

Adient plc | Form 10-Q | 15

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	March 31, 2023	September 30, 2022	March 31, 2023	September 30, 2022
Other current assets
Foreign currency exchange derivatives	$43	$17	$6	$3
Other noncurrent assets
Foreign currency exchange derivatives	1	—	—	—
Total assets	$44	$17	$6	$3

Other current liabilities
Foreign currency exchange derivatives	$5	$20	$—	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	2	1	1
Long-term debt
Foreign currency denominated debt	134	809	—	—
Total liabilities	$140	$831	$1	$1

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of March 31, 2023 and September 30, 2022, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	March 31, 2023	September 30, 2022	March 31, 2023	September 30, 2022
Gross amount recognized	$50	$20	$141	$832
Gross amount eligible for offsetting	(4)	(19)	(4)	(19)
Net amount	$46	$1	$137	$813

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Foreign currency exchange derivatives	$33	$8	$65	$6

Adient plc | Form 10-Q | 16

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2023	2022	2023	2022
Foreign currency exchange derivatives	Cost of sales	$15	$2	$22	$3
During the next twelve months, $38 million of pretax gains on cash flow hedges are expected to be reclassified from AOCI into Adient's consolidated statements of income.

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2023	2022	2023	2022
Foreign currency exchange derivatives	Cost of sales	$8	$—	$11	$1
Foreign currency exchange derivatives	Net financing charges	(7)	(4)	2	(19)
Total		$1	$(4)	$13	$(18)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $(2) million and $12 million for the three months ended March 31, 2023 and 2022, respectively, and $(71) million and $41 million for the six months ended March 31, 2023 and 2022, respectively. For the three and six months ended March 31, 2023 and 2022, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges. For the three and six months ended March 31, 2023 and 2022, no ineffectiveness was recognized in the consolidated statements of income (loss) resulting from cash flow hedges.

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
Adient plc | Form 10-Q | 17

Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$49	$—	$49	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Total assets	$50	$—	$50	$—
Other current liabilities
Foreign currency exchange derivatives	5	—	5	—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	—	2	—
Total liabilities	$7	$—	$7	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$20	$—	$20	$—
Total assets	$20	$—	$20	$—
Other current liabilities
Foreign currency exchange derivatives	$20	$—	$20	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$23	$—	$23	$—

Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2023 and September 30, 2022, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.5 billion and $2.4 billion at March 31, 2023 and September 30, 2022, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

Adient plc | Form 10-Q | 18

11. Equity and Noncontrolling Interests

For the six months ended March 31, 2023:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2022	$—	$4,026	$(1,108)	$(845)	$2,073	$302	$2,375
Net income (loss)	—	—	(3)	—	(3)	30	27
Foreign currency translation adjustments	—	—	—	119	119	9	128
Realized and unrealized gains (losses) on derivatives	—	—	—	39	39	—	39
Dividends attributable to noncontrolling interests	—	—	—	—	—	(6)	(6)
Repurchases of common stock	—	(30)	—	—	(30)	—	(30)
Share based compensation and other	—	(1)	—	—	(1)	—	(1)
Balance at March 31, 2023	$—	$3,995	$(1,111)	$(687)	$2,197	$335	$2,532

For the three months ended March 31, 2023:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	$4,018	$(1,096)	$(730)	$2,192	$317	$2,509
Net income (loss)	—	—	(15)	—	(15)	16	1
Foreign currency translation adjustments	—	—	—	29	29	4	33
Realized and unrealized gains (losses) on derivatives	—	—	—	14	14	—	14
Dividends attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Repurchases of common stock	—	(30)	—	—	(30)	—	(30)
Share based compensation and other	—	7	—	—	7	—	7
Balance at March 31, 2023	$—	$3,995	$(1,111)	$(687)	$2,197	$335	$2,532

For the six months ended March 31, 2022:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2021	$—	$3,991	$(988)	$(627)	$2,376	$342	$2,718
Net income (loss)	—	—	(135)	—	(135)	23	(112)
Foreign currency translation adjustments	—	—	—	25	25	3	28
Realized and unrealized gains (losses) on derivatives	—	—	—	2	2	—	2
Dividends attributable to noncontrolling interests	—	—	—	—	—	(16)	(16)
Purchase of subsidiary shares from noncontrolling interest	—	12	—	—	12	(12)	—
Share based compensation and other	—	5	—	—	5	—	5
Balance at March 31, 2022	$—	$4,008	$(1,123)	$(600)	$2,285	$340	$2,625

Adient plc | Form 10-Q | 19

For the three months ended March 31, 2022:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	$3,998	$(1,042)	$(612)	$2,344	$335	$2,679
Net income (loss)	—	—	(81)	—	(81)	12	(69)
Foreign currency translation adjustments	—	—	—	8	8	1	9
Realized and unrealized gains (losses) on derivatives	—	—	—	4	4	—	4
Dividends attributable to noncontrolling interests	—	—	—	—	—	(8)	(8)
Share based compensation and other	—	10	—	—	10	—	10
Balance at March 31, 2022	$—	$4,008	$(1,123)	$(600)	$2,285	$340	$2,625

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Foreign currency translation adjustments
Balance at beginning of period	$(746)	$(600)	$(836)	$(617)
Aggregate adjustment for the period, net of tax	29	8	119	25
Balance at end of period (1)	$(717)	$(592)	$(717)	$(592)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$17	$(10)	$(8)	$(8)
Current period changes in fair value, net of tax	27	6	58	5
Reclassification to income, net of tax	(13)	(2)	(19)	(3)
Balance at end of period	$31	$(6)	$31	$(6)
Pension and postretirement plans
Balance at beginning of period	$(1)	$(2)	$(1)	$(2)
Balance at end of period	$(1)	$(2)	$(1)	$(2)
Accumulated other comprehensive income (loss), end of period	$(687)	$(600)	$(687)	$(600)

(1) Foreign currency translation adjustments as of March 31, 2023 and 2022 include derivative net investment hedge gains of $73 million and $35 million, respectively. During the next twelve months, no gains or losses are expected to be reclassified from AOCI into Adient's consolidated statements of income.
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

Adient plc | Form 10-Q | 20

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Beginning balance	$45	$41	$45	$240
Net income	9	9	16	22
Dividends	—	(2)	(18)	(33)
Change in redeemable noncontrolling interest	—	—	—	(186)
Foreign currency translation adjustments	1	—	12	5
Ending balance	$55	$48	$55	$48

Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information on the change in redeemable noncontrolling interests during six months ended March 31, 2022.

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of the Company’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During the three months ended March 31, 2023, Adient repurchased and immediately retired 759,601 shares of its ordinary shares at an average purchase price per share of $39.49. The aggregate amount of cash paid to repurchase the shares was $30 million of which, $2 million settled in early April 2023. As of March 31, 2023, the remaining aggregate amount of authorized repurchases was $570 million.

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Service cost	$1	$2	$2	$4
Interest cost	5	3	9	6
Expected return on plan assets	(3)	(4)	(6)	(8)
Net actuarial and settlement/curtailment (gain) loss	—	—	8	—
Net periodic benefit cost	$3	$1	$13	$2

The interest cost, expected return on plan assets, and net actuarial and settlement/curtailment (gain) loss components of net periodic benefit cost are included in other pension expense (income) in the consolidated statements of income (loss). During the six months ended March 31, 2023, Adient recorded an $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

13. Restructuring and Impairment Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

Adient plc | Form 10-Q | 21

During fiscal 2023, Adient committed to a restructuring plan ("2023 Plan") of $24 million. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The restructuring actions are expected to be substantially completed by fiscal 2026. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income (loss). The following tables summarize the changes in Adient's restructuring reserve.

For the six months ended March 31, 2023:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2022	$69	$(9)	$60
2023 Plan charges	24	—	24
Utilized - cash	(37)	—	(37)
Noncash and other adjustments	1	5	6
Balance at March 31, 2023	$57	$(4)	$53

For the three months ended March 31, 2023:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at December 31, 2022	$49	$(4)	$45
2023 Plan charges	17	—	17
Utilized - cash	(10)	—	(10)
Noncash and other adjustments	1	—	1
Balance at March 31, 2023	$57	$(4)	$53

For the six months ended March 31, 2022:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2021	$111	$4	$115
2022 Plan charges	7	—	7
Utilized - cash	(38)	—	(38)
Noncash and other adjustments	(9)	(2)	(11)
Balance at March 31, 2022	$71	$2	$73

For the three months ended March 31, 2022:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at December 31, 2021	$83	$3	$86
2022 Plan charges	3	—	3
Utilized - cash	(15)	—	(15)
Noncash and other adjustments	—	(1)	(1)
Balance at March 31, 2022	$71	$2	$73
Adient plc | Form 10-Q | 22

Adient's restructuring plans include workforce reductions of approximately 14,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2023, approximately 12,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-seven plant closures. As of March 31, 2023, twenty-two of the twenty-seven plants have been closed.

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

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2023, Adient’s income tax expense was $25 million equating to an effective tax rate of 71%, and $56 million equating to an effective tax rate of 57%, respectively. The three and six month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials. For the three and six months ended March 31, 2022 Adient’s income tax expense was $24 million equating to an effective tax rate of (67)%, and $45 million equating to an effective tax rate of (100)%, respectively. The three and six month income tax expense was higher than the statutory rate impact of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials.

Valuation Allowances

As a result of the Company's second quarter fiscal 2023 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.

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

Given current earnings and anticipated future earnings at certain subsidiaries, the Company believes that there is a reasonable possibility that sufficient positive evidence may become available that would allow the release of all, or a portion of, valuation allowances at certain subsidiaries within the next twelve months. A release of valuation allowances, if any, would result in the recognition of certain deferred tax assets which could generate a material income tax benefit for the period in which such release is recorded.

Uncertain Tax Positions

At March 31, 2023, Adient had gross tax effected unrecognized tax benefits of $522 million. If recognized, $125 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at March 31, 2023 was approximately $27 million (net of tax benefit). The interest and penalties accrued for the three months ended March 31, 2023 was $2 million. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Adient plc | Form 10-Q | 23

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Net Sales
Americas	$1,761	$1,596	$3,485	$3,094
EMEA	1,401	1,218	2,583	2,448
Asia	774	723	1,595	1,507
Eliminations	(24)	(31)	(52)	(63)
Total net sales	$3,912	$3,506	$7,611	$6,986

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Adjusted EBITDA
Americas	$72	$46	$141	$55
EMEA	53	30	81	73
Asia	113	105	251	219
Corporate-related costs (1)	(23)	(22)	(46)	(42)
Restructuring and impairment costs (2)	(17)	(4)	(24)	(8)
Purchase accounting amortization (3)	(14)	(13)	(26)	(27)
Restructuring related charges (4)	—	(3)	(3)	(4)
Impairment of interests in nonconsolidated partially owned affiliates (5)	(7)	(9)	(6)	(9)
Depreciation	(71)	(76)	(140)	(151)
Stock based compensation	(10)	(4)	(18)	(14)
Other items (6)	—	(4)	—	(6)
Earnings (loss) before interest and income taxes	96	46	210	86
Net financing charges	(59)	(83)	(100)	(133)
Other pension income (expense) (7)	(2)	1	(11)	2
Income (loss) before income taxes	$35	$(36)	$99	$(45)

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
Adient plc | Form 10-Q | 24

(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. The three months ended March 31, 2022 includes an impairment charge of $2 million related to net assets in Russia, and the six months ended March 31, 2022 includes a held-for-sale impairment charge of $7 million in EMEA.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) The three months ended March 31, 2023 reflects $4 million and $3 million of non-recurring impairment to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively. The six months ended March 31, 2023 also reflects a $1 million non-recurring adjustment to certain of Adient's investments. The three and six months ended March 31, 2022 reflect $3 million and $6 million of non-cash impairments of certain of Adient's investments in nonconsolidated partially-owned affiliates in China and South Africa, respectively.
(6) The three months ended March 31, 2022 includes $3 million of transaction costs, $2 million of loss on finalization of asset sale in Turkey, and $1 million of write off of accounts receivable associated with Russia, partially offset by $1 million of indirect tax recoveries in Brazil and $1 million of insurance recoveries for Malaysia flooding. The six months ended March 31, 2022 reflects an incremental $2 million of transaction costs.

(7) The six months ended March 31, 2023 includes $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

Adient plc | Form 10-Q | 25

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Americas
United States	$1,629	$1,444	$3,182	$2,775
Mexico	615	587	1,222	1,128
Other Americas	87	87	182	178
Regional elimination	(570)	(522)	(1,101)	(987)
	1,761	1,596	3,485	3,094
EMEA
Germany	305	246	553	479
Spain	297	269	556	511
Czech Republic	261	233	488	500
Other EMEA	937	832	1,709	1,629
Regional elimination	(399)	(362)	(723)	(671)
	1,401	1,218	2,583	2,448
Asia
China	307	316	705	730
Thailand	154	134	295	269
Korea	140	123	279	263
Japan	103	89	190	124
Other Asia	79	68	143	134
Regional elimination	(9)	(7)	(17)	(13)
	774	723	1,595	1,507

Inter-segment elimination	(24)	(31)	(52)	(63)

Total	$3,912	$3,506	$7,611	$6,986

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of March 31, 2023 and September 30, 2022. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income (loss)" line in the consolidated statements of income (loss) for the three and six months ended March 31, 2023 and 2022, respectively.

Adient plc | Form 10-Q | 26

Adient maintains total investments in partially-owned affiliates of $311 million and $286 million at March 31, 2023 and September 30, 2022, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Six Months Ended March 31,
(in millions)	2023	2022
Income statement data:
Net sales	$1,794	$2,124
Gross profit	$164	$213
Net income	$68	$102
Net income attributable to the entity	$67	$101

During the second quarter of fiscal 2023, Adient concluded that indicators of other-than-temporary impairment were present related to a nonconsolidated partially-owned affiliate in China, in which Adient holds 48% interest, and recorded a $4 million non-cash impairment as a result.

Also, refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for transactions involving Adient's investments in nonconsolidated partially-owned affiliates.

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $5 million and $6 million at March 31, 2023 and September 30, 2022, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.
Adient plc | Form 10-Q | 27

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended March 31,		Six Months Ended March 31,
(in millions)		2023	2022	2023	2022
Net sales to related parties	Net sales	$71	$66	$129	$122
Purchases from related parties	Cost of sales	102	107	216	203

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		March 31, 2023	September 30, 2022
Accounts receivable due from related parties	Accounts receivable	$34	$34
Accounts payable due to related parties	Accounts payable	49	95

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.
Adient plc | Form 10-Q | 28

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the Ukraine conflict and its impact on the regional and global economies and additional pressure on supply chains and vehicle production, the effects of local and national economic, credit and capital market conditions on the economy in general, and other risks and uncertainties, the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on Adient and its customers, suppliers, joint venture partners and other parties, work stoppages, including due to supply chain disruptions and similar events, energy and commodity availability and prices, the Company’s ability and timing of customer recoveries for increased input costs, the availability of raw materials and component products (including components required by our customers for the manufacture of vehicles (i.e., semiconductors)), whether deleveraging activities may yield additional value for shareholders at all or on the same or different terms as those described herein, the ability of Adient to execute its turnaround plan, automotive vehicle production levels, mix and schedules, as well as our concentration of exposure to certain automotive manufacturers, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to meet debt service requirements, the terms of future financing, the impact of tax reform legislation, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, general economic and business conditions, the strength of the U.S. or other economies, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, global climate change and related emphasis on ESG matters by various stakeholders, the ability of Adient to achieve its ESG-related goals, currency exchange rates and cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit, and retain key leadership. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within this report as well as within Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Adient plc | Form 10-Q | 29

Factors Affecting Adient’s Operating Environment

The results presented below are not necessarily indicative of full-year results particularly as Adient, along with the automotive industry, continues to recover from supply chain disruptions, manages inflationary pressures and volatile commodity pricing on certain input costs, and as it addresses the impacts of higher interest rates and volatility in consumer demand. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During the first six months of fiscal 2023, global light vehicle production increased 4.9% year over year driven by improved production volumes in North America, EMEA and Asia, excluding China, offset by lower production levels in China. The operating environment is expected to continue to be challenging during the remainder of fiscal 2023 as the automotive industry recovers from supply chain disruptions, manages inflationary pressures and volatile commodity pricing on certain input costs, and as it addresses the impacts of higher interest rates and volatility in consumer demand.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended March 31,			Six Months Ended March 31,
(units in millions)	2023	Change	2022	2023	Change	2022
Global	21.0	6.1%	19.8	42.9	4.9%	40.9
North America	3.9	8.3%	3.6	7.5	10.3%	6.8
South America	0.7	16.7%	0.6	1.4	7.7%	1.3
EMEA	4.6	17.9%	3.9	8.9	12.7%	7.9
China	5.7	(8.1)%	6.2	13.0	(6.5)%	13.9
Asia, excluding China, and Other	6.1	10.9%	5.5	12.1	10.0%	11.0

Source: S&P, April 2023

Financial Results Summary
Significant aspects of Adient's financial results for the second quarter of fiscal 2023 include the following:

•Adient recorded net sales of $3,912 million for the second quarter of fiscal 2023, representing an increase of $406 million or 11.6% when compared to the second quarter of fiscal 2022. The increase in net sales is attributable to higher overall production volumes in all operating segments and higher levels of commercial settlements, partially offset by the unfavorable impact of foreign currencies and unfavorable material economics recoveries.

•Gross profit was $250 million, or 6.4% of net sales, for the second quarter of fiscal 2023 compared to $178 million, or 5.1% of net sales for the second quarter of fiscal 2022. Profitability, including gross profit as a percentage of net sales, was higher due to higher production volumes and higher levels of commercial and supplier pricing settlements, partially offset by increased utilities, labor and freight costs, unfavorable impacts of material economics, and the unfavorable impact of foreign currencies.

•Equity income was $4 million for the second quarter of fiscal 2023, compared to $7 million for the second quarter of fiscal 2022. The decrease is primarily attributable to the impact of KEIPER supply agreement modifications executed in fiscal 2022, lower production levels in China, partially offset by favorable operating performance at certain of partially-owned affiliates.

Adient plc | Form 10-Q | 30

•Net loss attributable to Adient was $15 million for the second quarter of fiscal 2023, compared to net loss attributable to Adient of $81 million for the second quarter of fiscal 2022. The smaller net loss in the second quarter of fiscal 2023 is primarily attributable to higher overall production volumes, higher levels of commercial and supplier pricing settlements, and lower net financing charges, partially offset by higher input costs, unfavorable material economics, higher restructuring cost, higher selling, general and administrative expenses (SG&A), lower equity income, higher other pension expense, and the unfavorable impact of foreign currencies.

Consolidated Results of Operations

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	Change	2022	2023	Change	2022
Net sales	$3,912	12%	$3,506	$7,611	9%	$6,986
Cost of sales	3,662	10%	3,328	7,130	7%	$6,635
Gross profit	250	40%	178	481	37%	$351
Selling, general and administrative expenses	141	4%	135	279	(6)%	$297
Restructuring and impairment costs	17	>100%	4	24	>100%	$8
Equity income (loss)	4	(43)%	7	32	(20)%	$40
Earnings (loss) before interest and income taxes	96	>100%	46	210	>100%	$86
Net financing charges	59	(29)%	83	100	(25)%	$133
Other pension expense (income)	2	>100%	(1)	11	>100%	$(2)
Income (loss) before income taxes	35	>100%	(36)	99	>100%	$(45)
Income tax provision (benefit)	25	4%	24	56	24%	$45
Net income (loss)	10	>100%	(60)	43	>100%	$(90)
Income (loss) attributable to noncontrolling interests	25	19%	21	46	2%	$45
Net income (loss) attributable to Adient	$(15)	81%	$(81)	$(3)	98%	$(135)

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	Change	2022	2023	Change	2022
Net sales	$3,912	12%	$3,506	$7,611	9%	$6,986

Net sales increased by $406 million, or 12%, in the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022 due to higher overall production volumes in all operating segments ($504 million) and higher levels of commercial settlements and net pricing adjustments ($34 million), partially offset by the unfavorable impact of foreign currencies ($113 million) and unfavorable material economics recoveries ($19 million).

Net sales increased by $625 million, or 9%, during the first six months of fiscal 2023 as compared to the first six months of fiscal 2022 due to higher overall production volumes in all operating segments ($884 million) and higher levels of commercial settlements and net pricing adjustments ($69 million), partially offset by the unfavorable impact of foreign currencies ($324 million) and unfavorable material economics recoveries ($4 million).

Adient plc | Form 10-Q | 31

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	Change	2022	2023	Change	2022
Cost of sales	$3,662	10%	$3,328	$7,130	7%	$6,635
Gross profit	$250	40%	$178	$481	37%	$351
% of sales	6.4%		5.1%	6.3%		5.0%

Cost of sales increased by $334 million, or 10%, and gross profit increased by $72 million in the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022. The year over year increase in cost of sales was due to higher production volumes ($420 million), increased utilities, labor and freight costs along with operating inefficiencies associated with supply chain issues and higher launch costs ($27 million), and higher commodity costs ($20 million), partially offset by the favorable impact of foreign currencies ($105 million), favorable supplier pricing ($15 million), the favorable impact of the KEIPER supply agreement modifications ($7 million), and lower depreciation expense ($6 million). Gross profit for the three months ended March 31, 2023 was impacted by higher overall production volumes, higher levels of commercial settlements, and non-recurring net benefits largely associated with insurance recoveries, partially offset by higher utilities, labor and freight costs, and unfavorable net material economics. Refer to the segment analysis below for a discussion of segment profitability.

Cost of sales increased by $495 million, or 7%, and gross profit increased by $130 million in the first six months of fiscal 2023 as compared to the first six months of fiscal 2022. The year over year increase in cost of sales was due to higher production volumes ($741 million), increased utilities, labor and freight costs along with operating inefficiencies associated with supply chain issues ($62 million), and higher commodity costs ($53 million), partially offset by the favorable impact of foreign currencies ($304 million), favorable supplier pricing ($33 million), the favorable impact of the KEIPER supply agreement modifications ($13 million), and lower depreciation expense ($11 million). Gross profit for the six months ended March 31, 2023 was impacted by higher overall production volumes, and higher levels of commercial settlements, partially offset by higher utilities, labor and freight costs, and unfavorable net material economics. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	Change	2022	2023	Change	2022
Selling, general and administrative expenses	$141	4%	$135	$279	(6)%	$297
% of sales	3.6%		3.9%	3.7%		4.3%

SG&A expenses increased by $6 million, or 4%, in the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022. The year over year increase in SG&A is attributable to higher compensation expense including stock-based and performance-based incentive compensation costs ($13 million), partially offset by the favorable impact of foreign currencies ($4 million) and prior year non-recurring unfavorable items ($3 million).

SG&A for the first six months of fiscal 2023 decreased by $18 million, or 6%, as compared to the first six months of fiscal 2022. The year over year decrease in SG&A is attributable to the favorable impact of foreign currencies ($12 million), lower transaction costs ($3 million), prior year non-recurring unfavorable items ($3 million), lower overall engineering and other administrative spending ($5 million), and lower amortization expense ($1 million), partially offset by higher compensation expense including stock-based and performance-based incentive compensation costs ($6 million).

Adient plc | Form 10-Q | 32

Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	Change	2022	2023	Change	2022
Restructuring and impairment costs	$17	>100%	$4	$24	>100%	$8

Restructuring and impairment costs were higher by $13 million during the second quarter of fiscal 2023 and higher by $16 million during the first six months of fiscal 2023 due primarily to current year cost reduction initiatives taken in EMEA. Refer to Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Equity Income (Loss)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	Change	2022	2023	Change	2022
Equity income (loss)	$4	(43)%	$7	$32	(20)%	$40

Equity income was $4 million for the second quarter of fiscal 2023, compared to $7 million in the second quarter of fiscal 2022. The decrease is primarily attributable to the impact of the KEIPER supply agreement modifications executed in fiscal 2022 ($7 million) and the unfavorable impact of foreign currencies ($1 million), partially offset by favorable operating performance at partially-owned affiliates ($3 million), and lower non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates ($2 million).

Equity income was $32 million for the first six months of fiscal 2023, compared to $40 million for the first six months of fiscal 2022. The decrease is primarily attributable to the impact of the KEIPER supply agreement modifications executed in fiscal 2022 ($10 million) and the unfavorable impact of foreign currencies ($4 million), partially offset by favorable operating performance at partially-owned affiliates ($4 million), and lower non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates ($2 million).

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	Change	2022	2023	Change	2022
Net financing charges	$59	(29)%	$83	$100	(25)%	$133

Net financing charges decreased in the second quarter and for the first six months of fiscal 2023 as compared to the second quarter and for the first six months of fiscal 2022 due primarily to higher premiums paid to tender outstanding debt and higher write offs of deferred financing costs in the prior year. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions and components of net financing charges.

Adient plc | Form 10-Q | 33

Other Pension Expense (Income)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	Change	2022	2023	Change	2022
Other pension expense (income)	$2	>100%	$(1)	$11	>100%	$(2)

Other pension expense was higher by $3 million in the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022 due primarily to higher pension interest expense. Other pension expense was higher by $13 million for the first six months of fiscal 2023 as compared to the first six months of fiscal 2022 due primarily to an $8 million curtailment loss associated with employee termination benefit plans in the Americas segment and higher pension interest expense. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	Change	2022	2023	Change	2022
Income tax provision (benefit)	$25	4%	$24	$56	24%	$45

The second quarter of fiscal 2023 and 2022 income tax expense of $25 million and $24 million, respectively, was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials.

The first six months of fiscal 2023 and 2022 income tax expense of $56 million and $45 million, respectively, was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials.

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	Change	2022	2023	Change	2022
Income (loss) attributable to noncontrolling interests	$25	19%	$21	$46	2%	$45

The increases in income attributable to noncontrolling interests in the second quarter and for the first six months of fiscal 2023 as compared to the second quarter and the first six months of fiscal 2022 is primarily attributable to higher production volumes at certain affiliates in various jurisdictions.

Net Income (Loss) Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	Change	2022	2023	Change	2022
Net income (loss) attributable to Adient	$(15)	81%	$(81)	$(3)	98%	$(135)

Net loss attributable to Adient was $15 million for the second quarter of fiscal 2023, compared to net loss attributable to Adient of $81 million for the second quarter of fiscal 2022. The smaller net loss in the second quarter of fiscal 2023 is primarily attributable to higher overall production volumes, higher commercial settlements, and lower net financing charges, partially offset by higher input costs, unfavorable material economics recoveries, higher selling, general and administrative expenses (SG&A), lower equity income, higher other pension expense, and the unfavorable impact of foreign currencies.

Net loss attributable to Adient was $3 million for the first six months of fiscal 2023, compared to $135 million of net loss attributable to Adient for the first six months of fiscal 2022. The smaller net loss in fiscal 2023 is primarily attributable to
Adient plc | Form 10-Q | 34

higher overall production volumes primarily in all operating segments, higher commercial settlements, lower SG&A expenses, favorable material economics recoveries, and lower net financing charges, partially offset by higher freight, labor and utilities costs, lower equity income, higher other pension expense, and the unfavorable impact of foreign currencies.

Comprehensive Income (Loss) Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	Change	2022	2023	Change	2022
Comprehensive income (loss) attributable to Adient	$28	>100%	$(69)	$155	>100%	$(108)

Comprehensive income attributable to Adient was $28 million for the second quarter of fiscal 2023 compared to $69 million of comprehensive loss for the second quarter of fiscal 2022. The increase of $97 million is due primarily to higher net income ($70 million), the favorable impact of foreign currency translation adjustments ($25 million), and the impact of realized and unrealized gains on derivatives ($10 million), partially offset by higher comprehensive income attributable to noncontrolling interests ($8 million).

Comprehensive income attributable to Adient was $155 million for the first six months of fiscal 2023 compared to $108 million of comprehensive loss for the first six months of fiscal 2022. The increase of $263 million is due primarily to higher net income ($133 million), the favorable impact of foreign currency translation adjustments ($107 million), and the impact of realized and unrealized gains on derivatives ($37 million), partially offset by higher comprehensive income attributable to noncontrolling interests ($14 million).

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

The results presented below are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to recover from supply chain disruptions, manages inflationary pressures and volatile commodity pricing on certain input costs, and as it addresses the impacts of higher interest rates and volatility in consumer demand. Refer to the Factors Affecting Adient’s Operating Environment section within our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, for additional information on factors that have impacted Adient.

Adient plc | Form 10-Q | 35

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Net Sales
Americas	$1,761	$1,596	$3,485	$3,094
EMEA	1,401	1,218	2,583	2,448
Asia	774	723	1,595	1,507
Eliminations	(24)	(31)	(52)	(63)
Total net sales	$3,912	$3,506	$7,611	$6,986

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Adjusted EBITDA
Americas	$72	$46	$141	$55
EMEA	53	30	81	73
Asia	113	105	251	219
Corporate-related costs (1)	(23)	(22)	(46)	(42)
Restructuring and impairment costs (2)	(17)	(4)	(24)	(8)
Purchase accounting amortization (3)	(14)	(13)	(26)	(27)
Restructuring related charges (4)	—	(3)	(3)	(4)
Impairment of interests in nonconsolidated partially owned affiliates (5)	(7)	(9)	(6)	(9)
Depreciation	(71)	(76)	(140)	(151)
Stock based compensation	(10)	(4)	(18)	(14)
Other items (6)	—	(4)	—	(6)
Earnings (loss) before interest and income taxes	96	46	210	86
Net financing charges	(59)	(83)	(100)	(133)
Other pension income (expense) (7)	(2)	1	(11)	2
Income (loss) before income taxes	$35	$(36)	$99	$(45)

Notes:
(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. The three months ended March 31, 2022 includes an impairment charge of $2 million related to net assets in Russia, and the six months ended March 31, 2022 includes a held-for-sale impairment charge of $7 million in EMEA.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
Adient plc | Form 10-Q | 36

(5) The three months ended March 31, 2023 reflects $4 million and $3 million of non-recurring impairment to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively. The six months ended March 31, 2023 also reflects a $1 million non-recurring adjustment to certain of Adient's investments. The three and six months ended March 31, 2022 reflect $3 million and $6 million of non-cash impairments of certain of Adient's investments in nonconsolidated partially-owned affiliates in China and South Africa, respectively.
(6) The three months ended March 31, 2022 includes $3 million of transaction costs, $2 million of loss on finalization of asset sale in Turkey, and $1 million of write off of accounts receivable associated with Russia, partially offset by $1 million of indirect tax recoveries in Brazil and $1 million of insurance recoveries for Malaysia flooding. The six months ended March 31, 2022 reflects an incremental $2 million of transaction costs.

(7) The six months ended March 31, 2023 includes $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

Americas

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	Change	2022	2023	Change	2022
Net sales	$1,761	10%	$1,596	$3,485	13%	$3,094
Adjusted EBITDA	$72	57%	$46	$141	> 100%	$55

Net sales increased during the second quarter of fiscal 2023 by $165 million primarily as a result of higher current quarter production volumes ($153 million) and the impact of favorable commercial settlements and net pricing adjustments ($17 million), partially offset by unfavorable impact of foreign currencies ($2 million), and unfavorable impact of material economics recoveries ($3 million).

Net sales increased during the first six months of fiscal 2023 by $391 million primarily as a result of higher current year production volumes ($360 million) and the impact of favorable commercial settlements and net pricing adjustments ($41 million), partially offset by unfavorable impact of material economics recoveries ($10 million).

Adjusted EBITDA increased during the second quarter of fiscal 2023 by $26 million due to higher current quarter production volumes ($15 million), higher levels of commercial settlements and net pricing adjustments including the impact of the KEIPER supply agreement modifications ($22 million), favorable material economics, net of recoveries ($5 million), partially offset by higher labor, utility and launch costs ($8 million), higher administrative and engineering expense ($6 million), and the unfavorable impact of foreign currencies ($2 million).

Adjusted EBITDA increased during the first six months of fiscal 2023 by $86 million due to higher current quarter production volumes ($49 million), higher levels of commercial settlements and net pricing adjustments including the impact of the KEIPER supply agreement modifications ($48 million), higher equity income ($1 million), favorable material economics, net of recoveries ($1 million), and the favorable impact of foreign currencies ($1 million), partially offset by higher freight, labor, utility and launch costs ($14 million).

EMEA

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	Change	2022	2023	Change	2022
Net sales	$1,401	15%	$1,218	$2,583	6%	$2,448
Adjusted EBITDA	$53	77%	$30	$81	11%	$73

Net sales increased during the second quarter of fiscal 2023 by $183 million primarily as a result of higher current quarter production volumes ($247 million) and favorable impact of commercial settlements and net pricing adjustments ($17 million), partially offset by the unfavorable impact of foreign currency ($65 million), and unfavorable impact of material economics recoveries ($16 million).

Adient plc | Form 10-Q | 37

Net sales increased during the first six months of fiscal 2023 by $135 million primarily as a result of higher current year production volumes ($306 million), the impact of favorable commercial settlements and net pricing adjustments ($22 million), and favorable impact of material economics recoveries ($6 million), partially offset by the unfavorable impact of foreign currency ($199 million).

Adjusted EBITDA increased during the second quarter of fiscal 2023 by $23 million due primarily to higher current quarter production volumes ($52 million), favorable commercial settlements and net pricing adjustments ($27 million), the favorable impact of foreign currencies ($4 million), and higher equity income ($2 million), partially offset by unfavorable material economics, net of recoveries ($46 million), higher input costs including freight, labor and utilities ($13 million), and higher administrative and engineering expense ($3 million).

Adjusted EBITDA increased during the first six months of fiscal 2022 by $8 million due primarily to higher current year production volumes ($54 million), favorable commercial settlements and net pricing adjustments ($40 million), higher equity income ($6 million), the favorable impact of foreign currencies ($3 million), and lower administrative and engineering expense ($1 million), partially offset by unfavorable material economics, net of recoveries ($59 million) and higher input costs including freight, labor and utilities ($37 million). Utility costs have recently shown signs of stabilization; however, Adient expects higher overall operating costs as compared to prior year periods to persist for the remainder of fiscal 2023.

Asia

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	Change	2022	2023	Change	2022
Net sales	$774	7%	$723	$1,595	6%	$1,507
Adjusted EBITDA	$113	8%	$105	$251	15%	$219

Net sales increased during the second quarter of fiscal 2023 by $51 million due to higher production volume and mix ($100 million), partially offset by the unfavorable impact of foreign currencies ($49 million).

Net sales increased during the first six months of fiscal 2022 by $88 million due to higher production volume and mix ($213 million), and favorable commercial settlements and net pricing adjustments ($6 million), partially offset by the unfavorable impact of foreign currencies ($131 million).

Adjusted EBITDA increased during the second quarter of fiscal 2023 by $8 million due to favorable volume and mix ($17 million), favorable commercial settlements and net pricing adjustments including the impact of the KEIPER supply agreement modifications ($7 million), and favorable impact of material economics, net of recoveries ($2 million), partially offset by the unfavorable impact of foreign currencies ($7 million), lower equity income due primarily to the impact of the KEIPER supply agreement modifications ($6 million), and higher administrative and engineering expense ($5 million).

Adjusted EBITDA increased during the first six months of fiscal 2022 by $32 million due primarily to favorable volume and mix ($40 million), favorable commercial settlements (certain of which in China are non-recurring) and net pricing adjustments including the impact of the KEIPER supply agreement modifications ($27 million), and favorable impact of material economics, net of recoveries ($1 million), partially offset by less favorable operational performance ($2 million), the unfavorable impact of foreign currencies ($18 million), lower equity income due to lower volumes at partially-owned affiliates and the impact of the KEIPER supply agreement modifications ($14 million), and higher administrative and engineering expense ($2 million).

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

Adient plc | Form 10-Q | 38

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the "ABL Credit Facility"), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of March 31, 2023, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $973 million (net of $13 million of letters of credit).

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a senior secured term loan facility, as amended in fiscal 2021, (the "Term Loan B Agreement") that had an outstanding balance of $985 million as of September 30, 2022. During the second quarter of fiscal 2023, Adient prepaid $350 million of the Term Loan B Agreement principal, and wrote off $2 million of previously deferred financing costs to net financing charges. As of March 31, 2023, the remaining balance of this debt was $635 million, maintained fully at Adient Global Holdings S.à r.l., which is due at final maturity on April 8, 2028. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 3.25%. The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. In April 2023, the Term Loan B Agreement was amended to replace the LIBOR base rate with Term SOFR.

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

During the second quarter of fiscal 2023, Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, issued (i) $500 million (net proceeds of $494 million) in aggregate principal amount of 7% senior secured notes due 2028 (the "7% Secured Notes") and (ii) $500 million (net proceeds of $494 million) in aggregate principal amount of 8.250% senior unsecured notes due 2031 (the "8.250% Unsecured Notes"). Interest on both of these notes will be paid on April 15 and October 15 each year, beginning on October 15, 2023. These notes contain covenants that are usual and customary. The total net proceeds of $988 million along with cash on hand were used primarily to redeem $350 million of the senior secured term loan facility under the Term Loan B Agreement as described above, and repurchase €700 million ($743 million) of the 3.50% unsecured notes due 2024 as described below. Adient paid $16 million in debt issuance costs for these new debt issuances.

AGH previously maintained $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. Adient redeemed $103 million and $2 million during fiscal 2020 and 2021, respectively, resulting in a remaining balance of $795 million as of March 31, 2023 and September 30, 2022.

AGH also previously maintained €1.0 billion aggregate principal amount of 3.50% unsecured notes due 2024. During fiscal 2022, Adient repurchased €177 million ($198 million) of the 3.50% unsecured notes due 2024 at a premium of €3 million ($4 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €1 million ($1 million) of previously deferred financing costs to net financing charges, resulting in a remaining balance of €823 million ($809 million) as of September 30, 2022. During the second quarter of fiscal 2023, Adient repurchased an additional €700 million ($743 million) of the 3.50% unsecured notes due 2024 at a premium of €7 million ($7 million) plus €3 million ($3 million) of accrued and unpaid
Adient plc | Form 10-Q | 39

interest, and expensed €2 million ($2 million) of previously deferred financing costs to net financing charges. As of March 31, 2023, the remaining balance of this debt was €123 million ($134 million).

Sources of Cash Flows

	Six Months Ended March 31,
(in millions)	2023	2022
Cash provided (used) by operating activities	$170	$15
Cash provided (used) by investing activities	(111)	599
Cash provided (used) by financing activities	(218)	(1,017)
Capital expenditures	(117)	(117)

Operating Cash Flows: The increase in cash flows from operating activities is primarily due to the higher net income attributable to Adient for the first six months of fiscal 2023 and favorable overall changes to working capital year-over-year.

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

Financing Cash Flows: The decrease in cash used by financing activities is attributable to prior year financing activities including the repayment of long-term debt of $744 million (including $34 million of premiums), amounts paid to acquire the noncontrolling interest of CQADNT ($153 million), and higher dividend payments to noncontrolling interests. These are partially offset by current year debt refinancing activities totaling $102 million and common stock repurchases of $28 million. Refer to Note 8, "Debt and Financing Arrangements," and Note 11, "Equity and Noncontrolling Interests," of the notes to the consolidated financial statements for additional information.

Capital expenditures: Capital expenditures during the first six months of fiscal 2023 were consistent with those during the first six months of fiscal 2022.

Working capital

(in millions)	March 31, 2023	September 30, 2022
Current assets	$4,269	$4,163
Current liabilities	3,671	3,501
Working capital	$598	$662

Working capital was fairly consistent year over year as a increase in accounts receivable was offset by increases in accounts payable and accrued compensation and benefits.

Restructuring Costs

During fiscal 2023, Adient committed to a restructuring plan ("2023 Plan") of $24 million. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2023 restructuring plan will reduce annual operating costs by approximately $11 million, which is primarily the result of lower costs of sales due to reduced employee-related costs, of which approximately 15% will result in net savings. The restructuring actions are expected to be substantially completed by fiscal 2026.

Adient's restructuring plans include workforce reductions of approximately 14,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2023, approximately 12,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-seven plant closures. As of March 31, 2023, twenty-two of the twenty-seven plants have been closed.

Adient plc | Form 10-Q | 40

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

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of the Company’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During the three months ended March 31, 2023, Adient repurchased and immediately retired 759,601 shares of its ordinary shares at an average purchase price per share of $39.49. The aggregate amount of cash paid to repurchase the shares was $30 million of which, $2 million settled in early April 2023. As of March 31, 2023, the remaining aggregate amount of authorized repurchases was $570 million.

Off-Balance Sheet Arrangements and Contractual Obligations

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of March 31, 2023, $206 million has been funded under these programs compared to $269 million as of September 30, 2022.

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

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2022, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended March 31, 2023.

New Accounting Pronouncements

See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Adient plc | Form 10-Q | 41

As of March 31, 2023, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Adient plc | Form 10-Q | 42

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

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

None.

Adient plc | Form 10-Q | 43

(c) Repurchase of Equity Securities

Share repurchase activity during the three months ended March 31, 2023 was as follows:

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)(1)
January 1 to January 31, 2023	—	$—	—	$600
February 1 to February 28, 2023	96,350	42.67	96,350	596
March 1 to March 31, 2023	663,251	39.03	663,251	570
	759,601	$39.49	759,601	$570

(1) In November 2022, Adient’s board of directors authorized the repurchase of the Company’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Repurchased shares were retired immediately upon repurchase.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Adient plc | Form 10-Q | 44

Item 6.	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Title
4.1
Indenture, dated as of March 14, 2023, among Adient Global Holdings Ltd, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the $500.0 million aggregate principal amount of 7.000% senior secured notes due 2028 (incorporated by reference to Exhibit 4.1 to Adient plc's Current Report on Form 8-K filed on March 14, 2023 (File No. 1-37757).

4.2
Supplemental Indenture, dated as of March 14, 2023, among Adient Seating Holding Spain, S.L.U., Adient Seating Spain, S.L.U., Adient Automotive, S.L.U., Adient Real Estate Holding Spain, S.L.U. and U.S. Bank Trust Company, National Association, relating to the Secured Indenture (incorporated by reference to Exhibit 4.2 to Adient plc's Current Report on Form 8-K filed on March 14, 2023 (File No. 1-37757).

4.3
Indenture, dated as of March 14, 2023, among Adient Global Holdings Ltd, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the $500.0 million aggregate principal amount of 8.250% senior unsecured notes due 2031 (incorporated by reference to Exhibit 4.3 to Adient plc's Current Report on Form 8-K filed on March 14, 2023 (File No. 1-37757).

4.4
Supplemental Indenture, dated as of March 14, 2023, among Adient Seating Holding Spain, S.L.U., Adient Seating Spain, S.L.U., Adient Automotive, S.L.U., Adient Real Estate Holding Spain, S.L.U. and U.S. Bank Trust Company, National Association, relating to the Unsecured Indenture (incorporated by reference to Exhibit 4.4 to Adient plc's Current Report on Form 8-K filed on March 14, 2023 (File No. 1-37757).

10.1
Amendment Agreement No. 1, dated March 13, 2023, to Amended and Restated Revolving Credit Agreement, dated as of November 2, 2022, among Adient US LLC, the other borrower subsidiaries party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.2
Amendment Agreement No. 2, dated March 13, 2023, to Amended and Restated Revolving Credit Agreement, dated as of November 2, 2022, among Adient US LLC, the other borrower subsidiaries party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.3
Amendment Agreement, dated March 13, 2023, to Term Loan Credit Agreement, dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.

10.4
Amendment No. 2, dated April 24, 2023, to the Term Loan Credit Agreement dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.

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

Adient plc | Form 10-Q | 45

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

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	May 3, 2023

By:	/s/ Jerome J. Dorlack
Jerome J. Dorlack
Executive Vice President and Chief Financial Officer
Date:	May 3, 2023

Adient plc | Form 10-Q | 47