Form 10-Q
period 2023-06-30
Adient plc
filed 2023-08-02
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

At June 30, 2023, 93,656,684 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended June 30, 2023

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net sales	$4,055	$3,485	$11,666	$10,471
Cost of sales	3,753	3,312	10,883	9,947
Gross profit	302	173	783	524
Selling, general and administrative expenses	148	142	427	439
Restructuring and impairment costs	6	12	30	20
Equity income (loss)	25	16	57	56
Earnings (loss) before interest and income taxes	173	35	383	121
Net financing charges	49	39	149	172
Other pension expense (income)	1	(4)	12	(6)
Income (loss) before income taxes	123	—	222	(45)
Income tax provision (benefit)	28	20	84	65
Net income (loss)	95	(20)	138	(110)
Income (loss) attributable to noncontrolling interests	22	10	68	55
Net income (loss) attributable to Adient	$73	$(30)	$70	$(165)

Earnings (loss) per share:
Basic	$0.78	$(0.32)	$0.74	$(1.74)
Diluted	$0.77	$(0.32)	$0.73	$(1.74)

Shares used in computing earnings per share:
Basic	94.1	94.8	94.8	94.7
Diluted	94.9	94.8	95.6	94.7

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$95	$(20)	$138	$(110)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(92)	(155)	48	(122)
Realized and unrealized gains (losses) on derivatives	11	(7)	50	(5)
Other comprehensive income (loss)	(81)	(162)	98	(127)
Total comprehensive income (loss)	14	(182)	236	(237)
Comprehensive income (loss) attributable to noncontrolling interests	8	(10)	75	43
Comprehensive income (loss) attributable to Adient	$6	$(172)	$161	$(280)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	June 30, 2023	September 30, 2022
Assets
Cash and cash equivalents	$908	$947
Accounts receivable - net	2,074	1,852
Inventories	877	953
Other current assets	547	411
Current assets	4,406	4,163
Property, plant and equipment - net	1,397	1,377
Goodwill	2,115	2,057
Other intangible assets - net	421	467
Investments in partially-owned affiliates	296	286
Assets held for sale	7	11
Other noncurrent assets	840	797
Total assets	$9,482	$9,158
Liabilities and Shareholders' Equity
Short-term debt	$1	$3
Current portion of long-term debt	1	11
Accounts payable	2,646	2,478
Accrued compensation and benefits	383	340
Restructuring reserve	50	60
Other current liabilities	639	609
Current liabilities	3,720	3,501
Long-term debt	2,532	2,564
Pension and postretirement benefits	91	88
Other noncurrent liabilities	597	585
Long-term liabilities	3,220	3,237
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	57	45
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at June 30, 2023	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 93,656,684 shares issued and outstanding at June 30, 2023	—	—
Additional paid-in capital	3,966	4,026
Accumulated deficit	(1,038)	(1,108)
Accumulated other comprehensive income (loss)	(754)	(845)
Shareholders' equity attributable to Adient	2,174	2,073
Noncontrolling interests	311	302
Total shareholders' equity	2,485	2,375
Total liabilities and shareholders' equity	$9,482	$9,158

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30,
(in millions)	2023	2022
Operating Activities
Net income (loss) attributable to Adient	$70	$(165)
Income attributable to noncontrolling interests	68	55
Net income (loss)	138	(110)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	214	223
Amortization of intangibles	38	40
Pension and postretirement expense (benefit)	16	(1)
Pension and postretirement contributions, net	(11)	(17)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $1 and $1, respectively)	(28)	(38)
Impairment of interests in nonconsolidated partially owned affiliates	7	8
Premium paid on repurchase of debt	7	34
Derivative loss on the 2021 Yanfeng Transaction	—	3
Deferred income taxes	(2)	5
Non-cash impairment charges	—	12
Equity-based compensation	25	21
Other	3	14
Changes in assets and liabilities, excluding impact of acquisitions:
Receivables	(170)	(415)
Inventories	120	(26)
Other assets	(84)	62
Restructuring reserves	(45)	(49)
Accounts payable and accrued liabilities	133	283
Accrued income taxes	12	(11)
Cash provided (used) by operating activities	373	38
Investing Activities
Capital expenditures	(177)	(170)
Sale of property, plant and equipment	16	18
Settlement of derivatives	—	(30)
Acquisition of businesses, net of cash acquired	(6)	(19)
Proceeds from business divestitures	5	740
Other	(2)	—
Cash provided (used) by investing activities	(164)	539
Financing Activities
Increase (decrease) in short-term debt	(2)	(8)
Increase (decrease) in long-term debt	1,002	—
Repayment of long-term debt	(1,104)	(888)
Debt financing costs	(23)	(1)
Share repurchases	(65)	—
Cash paid to acquire a noncontrolling interest	—	(153)
Dividends paid to noncontrolling interests	(57)	(102)
Share based compensation and other	(12)	(12)
Cash provided (used) by financing activities	(261)	(1,164)
Effect of exchange rate changes on cash and cash equivalents	13	(42)
Increase (decrease) in cash and cash equivalents	(39)	(629)
Cash and cash equivalents at beginning of period	947	1,521
Cash and cash equivalents at end of period	$908	$892

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
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended June 30, 2023, and September 30, 2022, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which is restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	June 30, 2023	September 30, 2022
Current assets	$271	$262
Noncurrent assets	128	113
Total assets	$399	$375

Current liabilities	$213	$233
Noncurrent liabilities	13	14
Total liabilities	$226	$247

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Adient	$73	$(30)	$70	$(165)

Denominator:
Shares outstanding	94.1	94.8	94.8	94.7
Effect of dilutive securities	0.8	—	0.8	—
Diluted shares	94.9	94.8	95.6	94.7

Earnings (loss) per share:
Basic	$0.78	$(0.32)	$0.74	$(1.74)
Diluted	$0.77	$(0.32)	$0.73	$(1.74)
The effect of common stock equivalents which would have been anti-dilutive was excluded from the calculation of diluted earnings per share for the three and nine months ended June 30, 2023 and was immaterial. Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for the three and nine months ended June 30, 2022 as a result of being in a loss position.

New Accounting Pronouncements

Standards Adopted During Fiscal 2023

On October 1, 2022, Adient adopted Accounting Standards Codification (ASU) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity by reducing the number of accounting models for convertible debt and convertible preferred stock. The adoption of this guidance on October 1, 2022 did not significantly impact Adient's consolidated financial statements for the nine months ended June 30, 2023.

On October 1, 2022, Adient adopted ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. The ASU requires annual disclosures of: (i) information about the nature of government assistance transactions and the related accounting policy used to account for the transactions; (ii) the balance sheet and income statement line items affected by the transactions, and the amounts for each financial statement line item; and (iii) significant transaction terms and conditions. The adoption of this guidance on October 1, 2022 did not significantly impact Adient's consolidated financial statements for the nine months ended June 30, 2023.

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities exist at September 30, 2022 or at June 30, 2023. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

In fiscal 2022, Adient entered into an agreement whereby Adient would purchase all of the issued and outstanding equity interest in Nantong Yanfeng Adient Seating Trim Co., Ltd. ("YFAT") held by KEIPER Seating Mechanisms Co., Ltd. ("KEIPER"), for ¥150 million ($24 million). Adient made an initial deposit of ¥75 million ($12 million) in fiscal 2022, which represents 50% of the estimated purchase price (reflected within other current assets as of September 30, 2022). During fiscal 2023, Adient made an additional deposit of ¥75 million ($11 million). The transaction closed in April 2023, with total cash consideration paid of $23 million. The acquisition was accounted for using the acquisition method, and the operating results and cash flows of YFAT are included in Adient's consolidated financial statements starting from May 2023. The acquisition is expected to provide additional synergies within the Asia segment. Adient recorded a preliminary purchase price allocation for the assets acquired and liabilities assumed based on their estimated fair values as of the April 2023 acquisition date, which included $13 million of goodwill and $5 million of acquired cash. The allocation of the purchase price is based on the valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill along with fair value adjustments on property, plant and equipment and inventory reflect preliminary valuations. If the acquisition of YFAT had occurred on October 1, 2021, its impact on Adient's net sales and net income attributable to Adient for fiscal 2022 and for the first nine months of fiscal 2023 would have been immaterial. Upon acquisition, YFAT was renamed as Adient (Nantong) Automotive Seating Components Co., Ltd.

Adient plc | Form 10-Q | 9

In fiscal 2022, Adient entered into agreements whereby Adient transferred all of the issued and outstanding equity interests in two joint ventures in China held directly by Adient, each of which represents 25% of their total issued and outstanding equity interests, to Yanfeng for $3 million. As a result, Adient concluded that indicators of other-than-temporary impairment were present related to the investments in these joint ventures, and recorded a non-cash impairment charge of $3 million during the second quarter of fiscal 2022. The sales of the joint ventures were completed during the nine months ended June 30, 2023, wherein Adient received $3 million of total sale proceeds.

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

Russia/Ukraine conflict

Following Russia's invasion of Ukraine in February 2022, Adient determined to withdraw from the Russian market. As a result, Adient recorded a charge of $3 million during the second quarter of fiscal 2022, which included a $2 million impairment of Adient's Russian entity and $1 million of allowance for doubtful accounts in EMEA. The withdrawal was finalized in fiscal year 2022.

4. Inventories

Inventories consisted of the following:

(in millions)	June 30, 2023	September 30, 2022
Raw materials and supplies	$676	$755
Work-in-process	34	26
Finished goods	167	172
Inventories	$877	$953

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2022	$607	$295	$1,155	$2,057
Business acquisitions(1)	—	—	13	13
Currency translation and other	4	31	10	45
Balance at June 30, 2023	$611	$326	$1,178	$2,115

(1) Refer to Note 3, "Acquisitions and Divestitures," for information on the YFAT acquisition. The purchase transaction was finalized in April 2023. Goodwill was recorded for the difference between the purchase price and net assets acquired representing operating synergies.

Adient plc | Form 10-Q | 10

Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for more information on Adient's reportable segments.

Adient's intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	June 30, 2023			September 30, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$79	$(30)	$49	$80	$(25)	$55
Customer relationships	552	(193)	359	560	(163)	397
Trademarks	21	(21)	—	19	(17)	2
Miscellaneous	25	(12)	13	25	(12)	13
Total intangible assets	$677	$(256)	$421	$684	$(217)	$467

Amortization of intangible assets for the nine months ended June 30, 2023 and 2022 was $38 million and $40 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	Nine Months Ended June 30,
(in millions)	2023	2022
Balance at beginning of period	$21	$23
Accruals for warranties issued during the period	6	7
Settlements made (in cash or in kind) during the period	(7)	(7)
Currency translation	1	(1)
Balance at end of period	$21	$22

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

Adient plc | Form 10-Q | 11

The components of lease costs included in the consolidated statement of income (loss) for the three and nine months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Operating lease cost	$27	$32	$81	$90
Short-term lease cost	9	2	23	14
Total lease cost	$36	$34	$104	$104

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

(in millions)		June 30, 2023	September 30, 2022
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$259	$266

Operating lease liabilities - current	Other current liabilities	$82	$81
Operating lease liabilities - noncurrent	Other noncurrent liabilities	175	186
		$257	$267

Weighted average remaining lease term:
Operating leases		5 years	6 years

Weighted average discount rate:
Operating leases		5.5%	5.6%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of June 30, 2023 are as follows:

Operating leases
Fiscal years (in millions)	June 30, 2023
2023 (excluding the nine months ended June 30, 2023)	$25
2024	85
2025	60
2026	38
2027	28
Thereafter	62
Total lease payments	298
Less: imputed interest	(41)
Present value of lease liabilities	$257

Adient plc | Form 10-Q | 12

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended June 30,
(in millions)	2023	2022
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$28	$38

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$81	$89

8. Debt and Financing Arrangements

Debt consisted of the following:

(in millions)	June 30, 2023	September 30, 2022
Long-term debt:
8.25% Notes due 2031	$500	$—
7.00% Secured Notes due 2028	500	—
Term Loan B due in 2026	635	988
4.875% Notes due in 2026	795	795
3.50% Notes due in 2024	134	809
Other bank borrowings and finance lease obligations	2	1
Less: debt issuance costs	(33)	(18)
Gross long-term debt	2,533	2,575
Less: current portion	1	11
Net long-term debt	$2,532	$2,564

Short-term debt:
Other bank borrowings	$1	$3
Total short-term debt	$1	$3

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the "ABL Credit Facility"), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of June 30, 2023, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $1,008 million (net of $16 million of letters of credit).
Adient plc | Form 10-Q | 13

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a senior secured term loan facility, as amended in fiscal 2021, (the "Term Loan B Agreement") that had an outstanding balance of $985 million as of September 30, 2022. During the second quarter of fiscal 2023, Adient prepaid $350 million of the Term Loan B Agreement principal, and wrote off $2 million of previously deferred financing costs to net financing charges. As of June 30, 2023, the remaining balance of this debt was $635 million, maintained fully at Adient Global Holdings S.à r.l., which is due at final maturity on April 8, 2028. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 3.25%. The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. In April 2023, the Term Loan B Agreement was amended to replace the LIBOR base rate with Term SOFR.

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

During the second quarter of fiscal 2023, Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, issued (i) $500 million (net proceeds of $494 million) in aggregate principal amount of 7% senior secured notes due 2028 and (ii) $500 million (net proceeds of $494 million) in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes will be paid on April 15 and October 15 each year, beginning on October 15, 2023. These notes contain covenants that are usual and customary. The total net proceeds of $988 million along with cash on hand were used primarily to redeem $350 million of the senior secured term loan facility under the Term Loan B Agreement as described above, and repurchase €700 million ($743 million) of the 3.50% unsecured notes due 2024 as described below. Adient paid $16 million in debt issuance costs for these new debt issuances.

AGH previously maintained $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. Adient redeemed $103 million and $2 million during fiscal 2020 and 2021, respectively, resulting in a remaining balance of $795 million as of June 30, 2023 and September 30, 2022.

AGH also previously maintained €1.0 billion aggregate principal amount of 3.50% unsecured notes due in August 2024. During fiscal 2022, Adient repurchased €177 million ($198 million) of the 3.50% unsecured notes due 2024 at a premium of €3 million ($4 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €1 million ($1 million) of previously deferred financing costs to net financing charges, resulting in a remaining balance of €823 million ($809 million) as of September 30, 2022. During the second quarter of fiscal 2023, Adient repurchased an additional €700 million ($743 million) of the 3.50% unsecured notes due 2024 at a premium of €7 million ($7 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €2 million ($2 million) of previously deferred financing costs to net financing charges. As of June 30, 2023, the remaining balance of this debt was €123 million ($134 million).

Adient plc | Form 10-Q | 14

Net Financing Charges

Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Interest expense, net of capitalized interest costs	$49	$36	$138	$121
Banking fees and debt issuance cost amortization	5	6	16	20
Interest income	(6)	(2)	(15)	(5)
Premium paid on repurchase of debt	—	—	7	34
Derivative loss on Yanfeng transaction	—	—	—	3
Net foreign exchange	1	(1)	3	(1)
Net financing charges	$49	$39	$149	$172

Total interest paid on both short and long-term debt for the nine months ended June 30, 2023 and 2022 was $95 million and $126 million, respectively.

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of June 30, 2023, $150 million was funded under these programs compared to $269 million as of September 30, 2022.

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2023 and September 30, 2022, respectively.
As of June 30, 2023, the €123 million ($134 million) aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe.

Adient entered into a ¥240 million ($35 million) foreign exchange forward contract during the second quarter of fiscal 2023 to selectively hedge portions of its net investment in China. The currency effects of the forward contract were reflected in the AOCI account within shareholder’s equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in China. During the third quarter of fiscal 2023, Adient de-designated ¥140 million ($19 million) of the contract, the impact of which was not material. The remaining portion of the forward contract is set to mature in October 2023.

Adient plc | Form 10-Q | 15

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

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	June 30, 2023	September 30, 2022	June 30, 2023	September 30, 2022
Other current assets
Foreign currency exchange derivatives	$53	$17	$7	$3
Other noncurrent assets
Foreign currency exchange derivatives	3	—	—	—
Total assets	$56	$17	$7	$3

Other current liabilities
Foreign currency exchange derivatives	$4	$20	$—	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	—	2	—	1
Long-term debt
Foreign currency denominated debt	134	809	—	—
Total liabilities	$138	$831	$—	$1

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of June 30, 2023 and September 30, 2022, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	June 30, 2023	September 30, 2022	June 30, 2023	September 30, 2022
Gross amount recognized	$63	$20	$138	$832
Gross amount eligible for offsetting	(3)	(19)	(3)	(19)
Net amount	$60	$1	$135	$813

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Foreign currency exchange derivatives	$32	$(6)	$97	$—

Adient plc | Form 10-Q | 16

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2023	2022	2023	2022
Foreign currency exchange derivatives	Cost of sales	$19	$2	$41	$5
During the next twelve months, $49 million of pretax gains on cash flow hedges are expected to be reclassified from AOCI into Adient's consolidated statements of income.

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2023	2022	2023	2022
Foreign currency exchange derivatives	Cost of sales	$—	$(2)	$11	$(1)
Foreign currency exchange derivatives	Net financing charges	(5)	(5)	(3)	(24)
Total		$(5)	$(7)	$8	$(25)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income (loss) related to net investment hedges was $1 million and $59 million for the three months ended June 30, 2023 and 2022, respectively, and $(70) million and $100 million for the nine months ended June 30, 2023 and 2022, respectively. For the three and nine months ended June 30, 2023 and 2022, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges. For the three and nine months ended June 30, 2023 and 2022, no ineffectiveness was recognized in the consolidated statements of income (loss) resulting from cash flow hedges.

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
Adient plc | Form 10-Q | 17

Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$60	$—	$60	$—
Other noncurrent assets
Foreign currency exchange derivatives	3	—	3	—
Total assets	$63	$—	$63	$—
Other current liabilities
Foreign currency exchange derivatives	4	—	4	—
Total liabilities	$4	$—	$4	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$20	$—	$20	$—
Total assets	$20	$—	$20	$—
Other current liabilities
Foreign currency exchange derivatives	$20	$—	$20	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$23	$—	$23	$—

Valuation Methods
Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2023 and September 30, 2022, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.5 billion and $2.4 billion at June 30, 2023 and September 30, 2022, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

Adient plc | Form 10-Q | 18

11. Equity and Noncontrolling Interests

For the nine months ended June 30, 2023:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2022	$—	$4,026	$(1,108)	$(845)	$2,073	$302	$2,375
Net income (loss)	—	—	70	—	70	45	115
Foreign currency translation adjustments	—	—	—	41	41	—	41
Realized and unrealized gains (losses) on derivatives	—	—	—	50	50	—	50
Dividends attributable to noncontrolling interests	—	—	—	—	—	(36)	(36)
Repurchases of common stock	—	(65)	—	—	(65)	—	(65)
Share based compensation and other	—	5	—	—	5	—	5
Balance at June 30, 2023	$—	$3,966	$(1,038)	$(754)	$2,174	$311	$2,485

For the three months ended June 30, 2023:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at March 31, 2023	$—	$3,995	$(1,111)	$(687)	$2,197	$335	$2,532
Net income (loss)	—	—	73	—	73	15	88
Foreign currency translation adjustments	—	—	—	(78)	(78)	(9)	(87)
Realized and unrealized gains (losses) on derivatives	—	—	—	11	11	—	11
Dividends attributable to noncontrolling interests	—	—	—	—	—	(30)	(30)
Repurchases of common stock	—	(35)	—	—	(35)	—	(35)
Share based compensation and other	—	6	—	—	6	—	6
Balance at June 30, 2023	$—	$3,966	$(1,038)	$(754)	$2,174	$311	$2,485

For the nine months ended June 30, 2022:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2021	$—	$3,991	$(988)	$(627)	$2,376	$342	$2,718
Net income (loss)	—	—	(165)	—	(165)	29	(136)
Foreign currency translation adjustments	—	—	—	(110)	(110)	(10)	(120)
Realized and unrealized gains (losses) on derivatives	—	—	—	(5)	(5)	—	(5)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(19)	(19)
Purchase of subsidiary shares from noncontrolling interest	—	12	—	—	12	(12)	—
Share based compensation and other	—	15	—	—	15	—	15
Balance at June 30, 2022	$—	$4,018	$(1,153)	$(742)	$2,123	$330	$2,453

Adient plc | Form 10-Q | 19

For the three months ended June 30, 2022:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at March 31, 2022	$—	$4,008	$(1,123)	$(600)	$2,285	$340	$2,625
Net income (loss)	—	—	(30)	—	(30)	6	(24)
Foreign currency translation adjustments	—	—	—	(135)	(135)	(13)	(148)
Realized and unrealized gains (losses) on derivatives	—	—	—	(7)	(7)	—	(7)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(3)	(3)
Share based compensation and other	—	10	—	—	10	—	10
Balance at June 30, 2022	$—	$4,018	$(1,153)	$(742)	$2,123	$330	$2,453

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Foreign currency translation adjustments
Balance at beginning of period	$(717)	$(592)	$(836)	$(617)
Aggregate adjustment for the period, net of tax	(78)	(135)	41	(110)
Balance at end of period (1)	$(795)	$(727)	$(795)	$(727)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$31	$(6)	$(8)	$(8)
Current period changes in fair value, net of tax	28	(5)	86	—
Reclassification to income, net of tax	(17)	(2)	(36)	(5)
Balance at end of period	$42	$(13)	$42	$(13)
Pension and postretirement plans
Balance at beginning of period	$(1)	$(2)	$(1)	$(2)
Balance at end of period	$(1)	$(2)	$(1)	$(2)
Accumulated other comprehensive income (loss), end of period	$(754)	$(742)	$(754)	$(742)

(1) Foreign currency translation adjustments as of June 30, 2023 and 2022 include derivative net investment hedge gains of $73 million and $93 million, respectively. During the next twelve months, no gains or losses are expected to be reclassified from AOCI into Adient's consolidated statements of income.

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

Adient plc | Form 10-Q | 20

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$55	$48	$45	$240
Net income	7	4	23	26
Dividends	—	—	(18)	(33)
Change in redeemable noncontrolling interest	—	—	—	(186)
Foreign currency translation adjustments	(5)	(7)	7	(2)
Ending balance	$57	$45	$57	$45

Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information on the change in redeemable noncontrolling interests during nine months ended June 30, 2022.

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of the Company’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During the third quarter of fiscal year 2023, Adient repurchased and immediately retired 997,176 shares of its ordinary shares at an average purchase price per share of $35.10. The aggregate amount of cash paid to repurchase the shares was $37 million including repurchases of $2 million from second quarter of fiscal year 2023 that settled in the third quarter of fiscal year 2023. As of June 30, 2023, the remaining aggregate amount of authorized repurchases was $535 million.

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Service cost	$2	$1	$4	$5
Interest cost	4	2	13	8
Expected return on plan assets	(3)	(3)	(9)	(11)
Net actuarial and settlement/curtailment (gain) loss	—	(3)	8	(3)
Net periodic benefit cost	$3	$(3)	$16	$(1)

The interest cost, expected return on plan assets, and net actuarial and settlement/curtailment (gain) loss components of net periodic benefit cost are included in other pension expense (income) in the consolidated statements of income (loss). During the nine months ended June 30, 2023, Adient recorded an $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

13. Restructuring and Impairment Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

Adient plc | Form 10-Q | 21

During fiscal 2023, Adient committed to a restructuring plan ("2023 Plan") of $26 million. Adient also recorded additional charges totaling $4 million related to prior year plans during the first nine months of fiscal 2023. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The restructuring actions are expected to be substantially completed by fiscal 2026. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income (loss). The following tables summarize the changes in Adient's restructuring reserve.

For the nine months ended June 30, 2023:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2022	$69	$(9)	$60
2023 Plan charges	26	—	26
Utilized - cash	(45)	—	(45)
Noncash and other adjustments	4	5	9
Balance at June 30, 2023	$54	$(4)	$50

For the three months ended June 30, 2023:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at March 31, 2023	$57	$(4)	$53
2023 Plan charges	2	—	2
Utilized - cash	(8)	—	(8)
Noncash and other adjustments	3	—	3
Balance at June 30, 2023	$54	$(4)	$50

For the nine months ended June 30, 2022:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2021	$112	$3	$115
2022 Plan charges	20	—	20
Utilized - cash	(49)	—	(49)
Noncash and other adjustments	(9)	(7)	(16)
Balance at June 30, 2022	$74	$(4)	$70

For the three months ended June 30, 2022:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at March 31, 2022	$71	$2	$73
2022 Plan charges	13	—	13
Utilized - cash	(10)	—	(10)
Noncash and other adjustments	—	(6)	(6)
Balance at June 30, 2022	$74	$(4)	$70
Adient plc | Form 10-Q | 22

Adient's restructuring plans include workforce reductions of approximately 14,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2023, approximately 12,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-seven plant closures. As of June 30, 2023, twenty-three of the twenty-seven plants have been closed.

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

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2023, Adient’s income tax expense was $28 million equating to an effective tax rate of 23%, and $84 million equating to an effective tax rate of 38%, respectively. The three and nine month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials. For the three months ended June 30, 2022 Adient’s income tax expense was $20 million on income before income taxes of $0 million. For the nine months ended June 30, 2022, Adient’s income tax expense was $65 million equating to an effective tax rate of (144)%. The three and nine month income tax expense was higher than the statutory rate impact of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, foreign tax rate differentials, and the recognition of valuation allowances in Canada.

Valuation Allowances

As a result of the Company's third quarter fiscal 2023 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined it was more likely than not that certain deferred tax assets in the US would not be realized and established a valuation allowance, which did not have a material impact on Adient’s consolidated financial statements. As a result of the Company's third quarter fiscal 2022 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined it was more likely than not that deferred tax assets in Canada would not be realized and recorded income tax expense of $12 million to establish a valuation allowance.

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

Adient plc | Form 10-Q | 23

Uncertain Tax Positions

At June 30, 2023, Adient had gross tax effected unrecognized tax benefits of $523 million. If recognized, $126 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at June 30, 2023 was approximately $29 million (net of tax benefit). The interest and penalties accrued for the three months ended June 30, 2023 was $2 million. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net Sales
Americas	$1,900	$1,673	$5,385	$4,767
EMEA	1,438	1,215	4,021	3,663
Asia	742	627	2,337	2,134
Eliminations	(25)	(30)	(77)	(93)
Total net sales	$4,055	$3,485	$11,666	$10,471

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Adjusted EBITDA
Americas	$95	$70	$236	$125
EMEA	103	31	184	104
Asia	100	64	351	283
Corporate-related costs (1)	(22)	(22)	(68)	(64)
Restructuring and impairment costs (2)	(6)	(12)	(30)	(20)
Purchase accounting amortization (3)	(13)	(14)	(39)	(41)
Restructuring related charges (4)	(3)	(1)	(6)	(5)
(Impairment) of interests in nonconsolidated partially owned affiliates (5)	—	—	(6)	(9)
Depreciation	(74)	(72)	(214)	(223)
Stock based compensation	(7)	(7)	(25)	(21)
Other items (6)	—	(2)	—	(8)
Earnings (loss) before interest and income taxes	173	35	383	121
Net financing charges	(49)	(39)	(149)	(172)
Other pension income (expense) (7)	(1)	4	(12)	6
Income (loss) before income taxes	$123	$—	$222	$(45)
Adient plc | Form 10-Q | 24

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. The nine months ended June 30, 2022 includes an impairment charge of $2 million related to net assets in Russia, and a held-for-sale impairment charge of $6 million in EMEA.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) The nine months ended June 30, 2023 reflects $4 million and $3 million of non-cash impairment to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively, and $(1) million of non-recurring adjustment to certain of Adient's investments. The nine months ended June 30, 2022 reflect $3 million and $6 million of non-cash impairments of certain of Adient's investments in nonconsolidated partially-owned affiliates in China and South Africa, respectively.
(6) The three months ended June 30, 2022 includes $2 million of transaction costs. The nine months ended June 30, 2022 reflects $7 million of transaction costs and $2 million of loss on finalization of asset sale in Turkey.

(7) The nine months ended June 30, 2023 includes $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

Adient plc | Form 10-Q | 25

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Americas
United States	$1,685	$1,501	$4,868	$4,276
Mexico	714	628	1,942	1,756
Other Americas	84	106	266	284
Regional elimination	(583)	(562)	(1,691)	(1,549)
	1,900	1,673	5,385	4,767
EMEA
Spain	321	256	877	766
Germany	278	258	831	737
Poland	268	204	728	576
Czech Republic	250	257	738	757
Other EMEA	707	570	1,956	1,828
Regional elimination	(387)	(330)	(1,110)	(1,001)
	1,437	1,215	4,020	3,663
Asia
China	336	274	1,041	1,004
Korea	137	135	416	398
Thailand	123	101	418	370
Japan	91	59	281	183
Other Asia	66	65	209	199
Regional elimination	(10)	(7)	(27)	(20)
	743	627	2,338	2,134

Inter-segment elimination	(25)	(30)	(77)	(93)

Total	$4,055	$3,485	$11,666	$10,471

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of June 30, 2023 and September 30, 2022. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income (loss)" line in the consolidated statements of income (loss) for the three and nine months ended June 30, 2023 and 2022, respectively.

Adient plc | Form 10-Q | 26

Adient maintains total investments in partially-owned affiliates of $296 million and $286 million at June 30, 2023 and September 30, 2022, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Nine Months Ended June 30,
(in millions)	2023	2022
Income statement data:
Net sales	$2,715	$2,993
Gross profit	$257	$291
Net income	$121	$132
Net income attributable to the entity	$120	$131

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $5 million and $6 million at June 30, 2023 and September 30, 2022, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.
Adient plc | Form 10-Q | 27

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)		2023	2022	2023	2022
Net sales to related parties	Net sales	$65	$53	$194	$175
Purchases from related parties	Cost of sales	94	95	310	298

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		June 30, 2023	September 30, 2022
Accounts receivable due from related parties	Accounts receivable	$31	$34
Accounts payable due to related parties	Accounts payable	74	95

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.
Adient plc | Form 10-Q | 28

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During the first nine months of fiscal 2023, global light vehicle production increased 8.8% year over year driven by improved production volumes in North America, EMEA, Asia and China. The operating environment is expected to continue to be challenging during the remainder of fiscal 2023 as the automotive industry recovers from supply chain disruptions, manages inflationary pressures and volatile commodity pricing on certain input costs, and as it addresses the impacts of higher interest rates and volatility in consumer demand.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended June 30,			Nine Months Ended June 30,
(units in millions)	2023	Change	2022	2023	Change	2022
Global	22.0	17.1%	18.8	65.2	8.8%	59.9
North America	4.1	14.6%	3.6	11.5	10.6%	10.4
South America	0.8	6.6%	0.7	2.2	10.0%	2.0
EMEA	4.6	15.5%	3.9	13.5	13.4%	11.9
China	6.6	21.7%	5.5	19.9	2.6%	19.4
Asia, excluding China, and Other	5.9	16.5%	5.1	18.1	11.7%	16.2

Source: S&P, July 2023

Financial Results Summary
Significant aspects of Adient's financial results for the third quarter of fiscal 2023 include the following:

•Adient recorded net sales of $4,055 million for the third quarter of fiscal 2023, representing an increase of $570 million or 16.4% when compared to the third quarter of fiscal 2022. The increase in net sales is attributable to higher overall production volumes in all operating segments and favorable pricing, partially offset by the unfavorable impact of foreign currencies and unfavorable material economics recoveries.

•Gross profit was $302 million, or 7.4% of net sales, for the third quarter of fiscal 2023 compared to $173 million, or 5.0% of net sales for the third quarter of fiscal 2022. Profitability, including gross profit as a percentage of net sales, was higher due to higher production volumes and favorable pricing, insurance recoveries and favorable business performance, partially offset by unfavorable impacts of material economics.

•Equity income was $25 million for the third quarter of fiscal 2023, compared to $16 million for the third quarter of fiscal 2022. The increase is primarily attributable to higher overall production volumes at Adient's partially-owned affiliates in all regions, partially offset by the impact of KEIPER supply agreement modifications executed in fiscal 2022, and restructuring related activities at certain affiliates in China.

•Net income attributable to Adient was $73 million for the third quarter of fiscal 2023, compared to net loss attributable to Adient of $30 million for the third quarter of fiscal 2022. The higher net income in the third quarter of fiscal 2023 is primarily attributable to higher overall production volumes, insurance recoveries, favorable pricing and favorable business performance, lower restructuring cost, and higher equity income, partially offset by unfavorable material economics, higher income attributable to noncontrolling interests, higher net financing charges, higher selling, general and administrative expenses (SG&A), and higher other pension expense.
Adient plc | Form 10-Q | 30

Consolidated Results of Operations

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	Change	2022	2023	Change	2022
Net sales	$4,055	16%	$3,485	$11,666	11%	$10,471
Cost of sales	3,753	13%	3,312	10,883	9%	9,947
Gross profit	302	75%	173	783	49%	524
Selling, general and administrative expenses	148	4%	142	427	(3)%	439
Restructuring and impairment costs	6	(50)%	12	30	50%	20
Equity income (loss)	25	56%	16	57	2%	56
Earnings (loss) before interest and income taxes	173	>100%	35	383	>100%	121
Net financing charges	49	26%	39	149	(13)%	172
Other pension expense (income)	1	>100%	(4)	12	>100%	(6)
Income (loss) before income taxes	123	n/a	—	222	>100%	(45)
Income tax provision (benefit)	28	40%	20	84	29%	65
Net income (loss)	95	>100%	(20)	138	>100%	(110)
Income (loss) attributable to noncontrolling interests	22	>100%	10	68	24%	55
Net income (loss) attributable to Adient	$73	>100%	$(30)	$70	>100%	$(165)

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	Change	2022	2023	Change	2022
Net sales	$4,055	16%	$3,485	$11,666	11%	$10,471

Net sales increased by $570 million, or 16%, in the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022 due to higher overall production volumes in all operating segments ($628 million) and net favorable pricing adjustments ($44 million), partially offset by the unfavorable impact of foreign currencies ($26 million) and unfavorable material economics recoveries ($76 million).

Net sales increased by $1,195 million, or 11%, during the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022 due to higher overall production volumes in all operating segments ($1,512 million) and net favorable pricing adjustments ($113 million), partially offset by the unfavorable impact of foreign currencies ($350 million) and unfavorable material economics recoveries ($80 million).

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	Change	2022	2023	Change	2022
Cost of sales	$3,753	13%	$3,312	$10,883	9%	$9,947
Gross profit	$302	75%	$173	$783	49%	$524
% of sales	7.4%		5.0%	6.7%		5.0%

Adient plc | Form 10-Q | 31

Cost of sales increased by $441 million, or 13%, and gross profit increased by $129 million in the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022. The year over year increase in cost of sales was due to higher production volumes ($531 million), partially offset by the favorable impact of foreign currencies ($25 million), favorable net material economics ($21 million), favorable supplier pricing ($13 million), the favorable impact of the KEIPER supply agreement modifications ($7 million), non-recurring net benefits largely associated with insurance recoveries ($21 million), and lower depreciation expense ($3 million). Gross profit for the three months ended June 30, 2023 was favorably impacted by higher overall production volumes, net favorable pricing adjustments, and non-recurring net benefits largely associated with insurance recoveries, partially offset by unfavorable material economics, net of recoveries. Refer to the segment analysis below for a discussion of segment profitability.

Cost of sales increased by $936 million, or 9%, and gross profit increased by $259 million in the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022. The year over year increase in cost of sales was due to higher production volumes ($1,272 million), increased utilities, labor and freight costs along with operating inefficiencies associated with supply chain issues ($71 million), and higher commodity costs ($32 million), partially offset by the favorable impact of foreign currencies ($329 million), favorable supplier pricing ($46 million), non-recurring net benefits largely associated with insurance recoveries ($29 million), the favorable impact of the KEIPER supply agreement modifications ($20 million), and lower depreciation expense ($14 million). Gross profit for the nine months ended June 30, 2023 was favorably impacted by higher overall production volumes, net favorable pricing adjustments, and non-recurring net benefits largely associated with insurance recoveries, partially offset by higher utilities and labor costs, and unfavorable net material economics. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	Change	2022	2023	Change	2022
Selling, general and administrative expenses	$148	4%	$142	$427	(3)%	$439
% of sales	3.6%		4.1%	3.7%		4.2%

SG&A expenses increased by $6 million, or 4%, in the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022. The year over year increase in SG&A is attributable to higher compensation expense including stock-based and performance-based incentive compensation costs due in part to the non-recurrence of prior year austerity measures ($5 million), and higher depreciation expense ($5 million), partially offset by the favorable impact of foreign currencies ($1 million), lower transaction costs ($1 million), lower overall engineering and other administrative spending ($1 million), and lower amortization expense ($1 million).

SG&A for the first nine months of fiscal 2023 decreased by $12 million, or 3%, as compared to the first nine months of fiscal 2022. The year over year decrease in SG&A is attributable to the favorable impact of foreign currencies ($13 million), lower transaction costs ($4 million), prior year non-recurring unfavorable items ($3 million), lower overall engineering and other administrative spending ($6 million), and lower amortization expense ($2 million), partially offset by higher compensation expense including stock-based and performance-based incentive compensation costs due in part to the non-recurrence of prior year austerity measures ($11 million) and higher depreciation expense ($5 million).

Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	Change	2022	2023	Change	2022
Restructuring and impairment costs	$6	(50)%	$12	$30	50%	$20

Restructuring and impairment costs were lower by $6 million during the third quarter of fiscal 2023 and higher by $10 million during the first nine months of fiscal 2023. Refer to Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Equity Income (Loss)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	Change	2022	2023	Change	2022
Equity income (loss)	$25	56%	$16	$57	2%	$56

Equity income was $25 million for the third quarter of fiscal 2023, compared to $16 million in the third quarter of fiscal 2022. The increase is primarily attributable to higher production volumes and favorable operating performance at Adient's partially-owned affiliates ($19 million), partially offset by the impact of the KEIPER supply agreement modifications executed in fiscal 2022 ($7 million), restructuring related activities at certain affiliates ($2 million), and the unfavorable impact of foreign currencies ($1 million).

Equity income was $57 million for the first nine months of fiscal 2023, compared to $56 million for the first nine months of fiscal 2022. The increase is primarily attributable to higher production volumes and favorable operating performance at Adient's partially-owned affiliates ($22 million), and lower non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates ($2 million), partially offset by the impact of the KEIPER supply agreement modifications executed in fiscal 2022 ($17 million) and the unfavorable impact of foreign currencies ($5 million), and restructuring related activities at certain affiliates ($1 million).

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	Change	2022	2023	Change	2022
Net financing charges	$49	26%	$39	$149	(13)%	$172

Net financing charges increased by $10 million in the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022 due primarily to higher interest rates on recently issued debt instruments. Net financing charges decreased by $23 million for the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022 due to higher premiums paid to tender outstanding debt and higher accelerated expensing of deferred financing costs in the prior year. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions and components of net financing charges.

Other Pension Expense (Income)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	Change	2022	2023	Change	2022
Other pension expense (income)	$1	>100%	$(4)	$12	>100%	$(6)

Other pension expense was higher by $5 million in the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022 due primarily to higher pension interest expense and the prior year interim mark-to-market gain. Other pension expense was higher by $18 million for the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022 due primarily to an $8 million curtailment loss associated with employee termination benefit plans in the Americas segment, higher pension interest expense, and a prior year interim mark-to-market gain. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	Change	2022	2023	Change	2022
Income tax provision (benefit)	$28	40%	$20	$84	29%	$65

The third quarter of fiscal 2023 income tax expense of $28 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials. The third quarter of fiscal 2022 income tax expense of $20 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, foreign tax rate differentials, and the recognition of valuation allowances in Canada.

The first nine months of fiscal 2023 income tax expense of $84 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials. The first nine months of fiscal 2022 income tax expense of $65 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, foreign tax rate differentials, and the recognition of valuation allowances in Canada.

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	Change	2022	2023	Change	2022
Income (loss) attributable to noncontrolling interests	$28	>100%	$10	$68	24%	$55

The increases in income attributable to noncontrolling interests in the third quarter and for the first nine months of fiscal 2023 as compared to the third quarter and the first nine months of fiscal 2022 is primarily attributable to higher production volumes at certain affiliates in various jurisdictions.

Net Income (Loss) Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	Change	2022	2023	Change	2022
Net income (loss) attributable to Adient	$73	>100%	$(30)	$70	>100%	$(165)

Net income attributable to Adient was $73 million for the third quarter of fiscal 2023, compared to net loss attributable to Adient of $30 million for the third quarter of fiscal 2022. The higher net income in the third quarter of fiscal 2023 is primarily attributable to higher overall production volumes, net favorable pricing adjustments, favorable business performance, higher equity income, insurance recoveries and lower restructuring costs, partially offset by unfavorable material economics, net of recoveries, higher net financing charges, higher income attributable to noncontrolling interests, higher SG&A expense, and higher other pension expense.

Net income attributable to Adient was $70 million for the first nine months of fiscal 2023, compared to $165 million of net loss attributable to Adient for the first nine months of fiscal 2022. The higher net income in fiscal 2023 is primarily attributable to higher overall production volumes in all operating segments, net favorable pricing adjustments, higher equity income, insurance recoveries, lower SG&A expenses, and lower net financing charges, partially offset by higher income attributable to noncontrolling interests, unfavorable material economics, net of recoveries, higher freight, labor and utilities costs, higher other pension expense, and the unfavorable impact of foreign currencies.

Comprehensive Income (Loss) Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	Change	2022	2023	Change	2022
Comprehensive income (loss) attributable to Adient	$6	>100%	$(172)	$161	>100%	$(280)

Comprehensive income attributable to Adient was $6 million for the third quarter of fiscal 2023 compared to $172 million of comprehensive loss for the third quarter of fiscal 2022. The increase of $178 million is due primarily to higher net income ($115 million), the favorable impact of foreign currency translation adjustments ($63 million), and the impact of realized and unrealized gains on derivatives ($18 million), partially offset by higher comprehensive income attributable to noncontrolling interests ($18 million).

Comprehensive income attributable to Adient was $161 million for the first nine months of fiscal 2023 compared to $280 million of comprehensive loss for the first nine months of fiscal 2022. The increase of $441 million is due primarily to higher net income ($248 million), the favorable impact of foreign currency translation adjustments ($170 million), and the impact of realized and unrealized gains on derivatives ($55 million), partially offset by higher comprehensive income attributable to noncontrolling interests ($32 million).

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

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net Sales
Americas	$1,900	$1,673	$5,385	$4,767
EMEA	1,438	1,215	4,021	3,663
Asia	742	627	2,337	2,134
Eliminations	(25)	(30)	(77)	(93)
Total net sales	$4,055	$3,485	$11,666	$10,471

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Adjusted EBITDA
Americas	$95	$70	$236	$125
EMEA	103	31	184	104
Asia	100	64	351	283
Corporate-related costs (1)	(22)	(22)	(68)	(64)
Restructuring and impairment costs (2)	(6)	(12)	(30)	(20)
Purchase accounting amortization (3)	(13)	(14)	(39)	(41)
Restructuring related charges (4)	(3)	(1)	(6)	(5)
(Impairment) of interests in nonconsolidated partially owned affiliates (5)	—	—	(6)	(9)
Depreciation	(74)	(72)	(214)	(223)
Stock based compensation	(7)	(7)	(25)	(21)
Other items (6)	—	(2)	—	(8)
Earnings (loss) before interest and income taxes	173	35	383	121
Net financing charges	(49)	(39)	(149)	(172)
Other pension income (expense) (7)	(1)	4	(12)	6
Income (loss) before income taxes	$123	$—	$222	$(45)

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects qualified restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. The nine months ended June 30, 2022 includes an impairment charge of $2 million related to net assets in Russia, and a held-for-sale impairment charge of $6 million in EMEA.
(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420.
(5) The nine months ended June 30, 2023 reflects $4 million and $3 million of non-cash impairment to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively, and $(1) million of non-recurring adjustment to certain of Adient's investments. The nine months ended June 30, 2022 reflect $3 million and $6 million of non-cash impairments of certain of Adient's investments in nonconsolidated partially-owned affiliates in China and South Africa, respectively.
(6) The three months ended June 30, 2022 includes $2 million of transaction costs. The nine months ended June 30, 2022 reflects $7 million of transaction costs and $2 million of loss on finalization of asset sale in Turkey.

(7) The nine months ended June 30, 2023 includes $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

Americas

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	Change	2022	2023	Change	2022
Net sales	$1,900	14%	$1,673	$5,385	13%	$4,767
Adjusted EBITDA	$95	36%	$70	$236	89%	$125

Net sales increased during the third quarter of fiscal 2023 by $227 million primarily as a result of higher current quarter production volumes ($256 million) and net favorable pricing adjustments ($10 million), partially offset by the unfavorable impact of material economics recoveries ($37 million) and the unfavorable impact of foreign currencies ($2 million).

Net sales increased during the first nine months of fiscal 2023 by $618 million primarily as a result of higher current year production volumes ($616 million) and net favorable pricing adjustments ($51 million), partially offset by unfavorable impact of material economics recoveries ($47 million) and the unfavorable impact of foreign currencies ($2 million).

Adjusted EBITDA increased during the third quarter of fiscal 2023 by $25 million due to higher current quarter production volumes ($32 million), net material margin improvements including the impact of the KEIPER supply agreement modifications ($15 million), non-recurring net benefits largely associated with insurance recoveries ($4 million), and higher equity income ($1 million), partially offset by unfavorable material economics, net of recoveries ($6 million), higher labor, utility and launch costs ($11 million), higher administrative and engineering expense due in part to the non-recurrence of prior year austerity measures ($5 million), and the unfavorable impact of foreign currencies ($5 million).

Adjusted EBITDA increased during the first nine months of fiscal 2023 by $111 million due to higher current quarter production volumes ($81 million), net material margin improvements including the impact of the KEIPER supply agreement modifications ($63 million), non-recurring net benefits largely associated with insurance recoveries ($12 million), and higher equity income ($2 million), partially offset by higher labor, utility and launch costs ($33 million), unfavorable material economics, net of recoveries ($5 million), higher administrative and engineering expense due in part to the non-recurrence of prior year austerity measures ($5 million), and the unfavorable impact of foreign currencies ($4 million),

EMEA

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	Change	2022	2023	Change	2022
Net sales	$1,438	18%	$1,215	$4,021	10%	$3,663
Adjusted EBITDA	$103	>100%	$31	$184	77%	$104

Net sales increased during the third quarter of fiscal 2023 by $223 million primarily as a result of higher current quarter production volumes ($205 million), net favorable pricing adjustments ($51 million), and favorable impact of foreign currency ($5 million), partially offset by unfavorable impact of material economics recoveries ($38 million).

Net sales increased during the first nine months of fiscal 2023 by $358 million primarily as a result of higher current year production volumes ($511 million), and net favorable pricing adjustments ($73 million), partially offset by the unfavorable impact of foreign currency ($194 million) and the unfavorable impact of material economics recoveries ($32 million).

Adjusted EBITDA increased during the third quarter of fiscal 2023 by $72 million due primarily to higher current quarter production volumes ($31 million), net material margin improvements ($57 million), non-recurring net benefits largely associated with insurance recoveries ($17 million), the favorable impact of foreign currencies ($9 million), favorable business performance including lower freight costs ($4 million), and lower administrative and engineering expense ($3 million), partially offset by unfavorable material economics, net of recoveries ($49 million).

Adjusted EBITDA increased during the first nine months of fiscal 2023 by $80 million due primarily to net material margin improvements ($97 million), higher current year production volumes ($85 million), non-recurring net benefits largely associated with insurance recoveries ($17 million), the favorable impact of foreign currencies ($12 million), higher equity income ($6 million), and lower administrative and engineering expense ($4 million), partially offset by unfavorable material economics, net of recoveries ($108 million) and higher input costs including freight, labor and utilities ($33 million).

Asia

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	Change	2022	2023	Change	2022
Net sales	$742	18%	$627	$2,337	10%	$2,134
Adjusted EBITDA	$100	56%	$64	$351	24%	$283

Net sales increased during the third quarter of fiscal 2023 by $115 million due to higher production volume and mix ($162 million), partially offset by the unfavorable impact of foreign currencies ($29 million), net unfavorable pricing adjustments ($17 million), and unfavorable impact of material economics recoveries ($1 million).

Net sales increased during the first nine months of fiscal 2023 by $203 million due to higher production volume and mix ($375 million), partially offset by the unfavorable impact of foreign currencies ($160 million), net unfavorable pricing adjustments ($11 million), and the unfavorable impact of material economics recoveries ($1 million).

Adjusted EBITDA increased during the third quarter of fiscal 2023 by $36 million due to favorable volume and mix ($33 million), higher equity income ($17 million), and favorable operating performance ($7 million), partially offset by unfavorable net material margin ($8 million), the impact of the KEIPER supply agreement modifications on equity income ($7 million), the unfavorable impact of foreign currencies ($4 million), and higher administrative and engineering expense ($2 million).

Adjusted EBITDA increased during the first nine months of fiscal 2023 by $68 million due primarily to favorable volume and mix ($73 million), net material margin improvements including the impact of the KEIPER supply agreement modifications and including certain favorable pricing adjustments in China that are non-recurring ($19 million), higher equity income at partially-owned affiliates ($13 million), favorable operating performance ($5 million), and favorable impact of material economics, net of recoveries ($1 million), partially offset by the unfavorable impact of foreign currencies ($22 million), the impact of the KEIPER supply agreement modifications on equity income ($17 million), and higher administrative and engineering expense ($4 million).

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

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the "ABL Credit Facility"), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of June 30, 2023, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $1,008 million (net of $16 million of letters of credit).

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a senior secured term loan facility, as amended in fiscal 2021, (the "Term Loan B Agreement") that had an outstanding balance of $985 million as of September 30, 2022. During the second quarter of fiscal 2023, Adient prepaid $350 million of the Term Loan B Agreement principal, and wrote off $2 million of previously deferred financing costs to net financing charges. As of June 30, 2023, the remaining balance of this debt was $635 million, maintained fully at Adient Global Holdings S.à r.l., which is due at final maturity on April 8, 2028. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 3.25%. The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. In April 2023, the Term Loan B Agreement was amended to replace the LIBOR base rate with Term SOFR.

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

During the second quarter of fiscal 2023, Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, issued (i) $500 million (net proceeds of $494 million) in aggregate principal amount of 7% senior secured notes due 2028 and (ii) $500 million (net proceeds of $494 million) in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes will be paid on April 15 and October 15 each year, beginning on October 15, 2023. These notes contain covenants that are usual and customary. The total net proceeds of $988 million along with cash on hand were used primarily to redeem $350 million of the senior secured term loan facility under the Term Loan B Agreement as described above, and repurchase €700 million ($743 million) of the 3.50% unsecured notes due 2024 as described below. Adient paid $16 million in debt issuance costs for these new debt issuances.

AGH previously maintained $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. Adient redeemed $103 million and $2 million during fiscal 2020 and 2021, respectively, resulting in a remaining balance of $795 million as of June 30, 2023 and September 30, 2022.

AGH also previously maintained €1.0 billion aggregate principal amount of 3.50% unsecured notes due in August 2024. During fiscal 2022, Adient repurchased €177 million ($198 million) of the 3.50% unsecured notes due 2024 at a premium of €3 million ($4 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €1 million ($1 million) of previously deferred financing costs to net financing charges, resulting in a remaining balance of €823 million ($809 million) as of September 30, 2022. During the second quarter of fiscal 2023, Adient repurchased an additional €700 million ($743 million) of the 3.50% unsecured notes due 2024 at a premium of €7 million ($7 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €2 million ($2 million) of previously deferred financing costs to net financing charges. As of June 30, 2023, the remaining balance of this debt was €123 million ($134 million).

Sources of Cash Flows

	Nine Months Ended June 30,
(in millions)	2023	2022
Cash provided (used) by operating activities	$373	$38
Cash provided (used) by investing activities	(164)	539
Cash provided (used) by financing activities	(261)	(1,164)
Capital expenditures	(177)	(170)

Operating Cash Flows: The increase in cash flows from operating activities is primarily due to the higher net income attributable to Adient for the first nine months of fiscal 2023 and favorable overall changes to working capital year-over-year.

Investing Cash Flows: The increase in cash used by investing activities is primarily attributable to prior year cash flow activities including the $651 million of proceeds received related to the 2021 Yanfeng Transaction, $46 million in proceeds received from the sale of the assets in Turkey, and the collection of $41 million of deferred proceeds from the sale of Adient's interest in YFAI as part of the 2020 Yanfeng Transaction. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

Financing Cash Flows: The decrease in cash used by financing activities is attributable to prior year financing activities including the repayment of long-term debt of $744 million (including $34 million of premiums), amounts paid to acquire the noncontrolling interest of CQADNT ($153 million), and higher dividend payments to noncontrolling interests. These are partially offset by current year debt refinancing activities totaling $102 million and common stock repurchases of $65 million. Refer to Note 8, "Debt and Financing Arrangements," and Note 11, "Equity and Noncontrolling Interests," of the notes to the consolidated financial statements for additional information.

Capital expenditures: Capital expenditures during the first nine months of fiscal 2023 were fairly consistent with those during the first nine months of fiscal 2022.

Working capital

(in millions)	June 30, 2023	September 30, 2022
Current assets	$4,406	$4,163
Current liabilities	3,720	3,501
Working capital	$686	$662

Working capital increased by $24 million due to increases in accounts receivable and other current assets, partially offset by a decrease in inventories and increases in accounts payable and accrued compensation and benefits. All such activity was in line with higher sales and related production volumes as of June 30, 2023.

Restructuring Costs

During fiscal 2023, Adient committed to a restructuring plan ("2023 Plan") of $26 million. Adient also recorded additional charges totaling $4 million related to prior year plans during the first nine months of fiscal 2023. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2023 restructuring plan will reduce annual operating costs by approximately $12 million, which is primarily the result of lower costs of sales due to reduced employee-related costs, of which approximately 13% will result in net savings. The restructuring actions are expected to be substantially completed by fiscal 2026.

Adient's restructuring plans include workforce reductions of approximately 14,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2023, approximately 12,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-seven plant closures. As of June 30, 2023, twenty-three of the twenty-seven plants have been closed.

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

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of the Company’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During the third quarter of fiscal year 2023, Adient repurchased and immediately retired 997,176 shares of its ordinary shares at an average purchase price per share of $35.10. The aggregate amount of cash paid to repurchase the shares was $37 million including repurchases of $2 million from second quarter of fiscal year 2023 that settled in the third quarter of fiscal year 2023. As of June 30, 2023, the remaining aggregate amount of authorized repurchases was $535 million.

Off-Balance Sheet Arrangements and Contractual Obligations

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of June 30, 2023, $150 million has been funded under these programs compared to $269 million as of September 30, 2022.

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

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2022, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended June 30, 2023.

New Accounting Pronouncements

See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Repurchase of Equity Securities

Share repurchase activity during the three months ended June 30, 2023 was as follows:

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)(1)
April 1 to April 30, 2023	—	$—	—	$570
May 1 to May 31, 2023	997,176	35.10	997,176	535
June 1 to June 30, 2023	—	—	—	535
	997,176	$35.10	997,176	$535

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

During the third quarter of fiscal year 2023, none of Adient’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

Adient plc
By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	August 2, 2023

By:	/s/ Jerome J. Dorlack
Jerome J. Dorlack
Executive Vice President and Chief Financial Officer
Date:	August 2, 2023