Form 10-K
period 2023-09-30
Adient plc
filed 2023-11-17
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-37757

Adient plc
(exact name of Registrant as specified in its charter)

Ireland	98-1328821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Dublin Landings, North Wall Quay, IFSC, Dublin 1, Ireland D01 H104
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3.9 billion. At September 30, 2023, 93,697,704 ordinary shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement relating to its 2024 annual general meeting of shareholders to be held on March 12, 2024 (the "2024 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Adient plc | Form 10-K | 2

Adient plc
Form 10-K
For the Fiscal Year Ended September 30, 2023
Adient plc | Form 10-K | 3

Forward-Looking Statements
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," “should,” “forecast,” “project,” "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the effects of local and national economic, credit and capital market conditions (including the persistence of high interest rates and volatile currency exchange rates) on the global economy, work stoppages, including due to strikes (such as the UAW strike in the U.S. that commenced in September 2023), supply chain disruptions and similar events, wage inflationary pressures due to labor shortages and new labor negotiations, volatile energy markets, Adient’s ability and timing of customer recoveries for increased input costs, the availability of raw materials and component products (including components required by our customers for the manufacture of vehicles), geopolitical uncertainties such as the Ukraine and Middle East conflicts and the impact on the regional and global economies and additional pressure on supply chain and vehicle production, the ability of Adient to execute its restructuring plans and achieve the desired benefit, automotive vehicle production levels, mix and schedules, as well as our concentration of exposure to certain automotive manufacturers, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to meet debt service requirements and, terms of future financing, the impact of global tax reform legislation, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, global climate change and related emphasis on ESG matters by various stakeholders, and the ability of Adient to achieve its ESG-related goals, cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Factors that might cause differences include, but are not limited to, those discussed in Part 1, Item 1A of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1. Business

Adient plc (“Adient”) is a global leader in the automotive seating supply industry with leading market positions in the Americas, Europe and China and maintains longstanding relationships with the largest global automotive original equipment manufacturers (“OEMs”). Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests and trim covers. Adient is a global seat supplier with the capability to design, develop, engineer, manufacture, and deliver complete seat systems and components in every major automotive producing region in the world.

Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates more than 200 wholly- and majority-owned manufacturing or assembly facilities, with operations in 29 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America. Through its global footprint and vertical integration, Adient leverages its capabilities to drive growth in the automotive seating industry.

Adient's business model is focused on developing and maintaining long-term customer relationships, which allows Adient to successfully grow with leading global OEMs. Adient and its engineers work closely with customers as vehicle platforms are developed, which results in close ties with key decision makers at OEM customers.

Adient plc | Form 10-K | 4

Business Organization and Strategy

Global Manufacturing Footprint Adient is a global leader in automotive seating. With more than 70,000 employees operating in more than 200 manufacturing and assembly plants in 29 countries worldwide, Adient produces and delivers automotive seating for all vehicle classes and all major OEMs. From complete seating systems to individual components, Adient’s manufacturing capabilities span every aspect of the automotive seat-making process. Integrated, in-house skills allows Adient to take products from research and design all the way to engineering and manufacturing and into millions of vehicles every year.

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

Leadership Position in China Adient is a leading supplier of "just-in-time" seating in China. It operates through its wholly owned entities and 6 joint ventures (nonconsolidated and consolidated) with 36 manufacturing locations in 22 cities, which are supported by additional technical centers. Adient's strong position with European and American automakers is complemented by partnerships with all major auto groups in China, which has resulted in Adient's broad market penetration relative to seating competitors and market leadership in the industry's largest market. Adient leverages its operating expertise and innovation capabilities developed worldwide to further support its growth in China.

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

Customers

Adient is a supplier to all of the global OEMs and has longstanding relationships with premier automotive manufacturers, including BMW, Mercedes-Benz Group, Ford Motor Company, General Motors Company, Honda Motor Company, Hyundai Motor Company, Jaguar Land Rover, Kia Corporation, Mazda Motor Corporation, Mitsubishi Motor Corporation, Nissan Motor Corporation, Renault Group, Stellantis N.V., Suzuki Motor Corporation, Toyota Motor Corporation, Volkswagen Group and Volvo Car Group. Adient also supplies most of the growing regional OEMs such as Beijing Automotive Group CO., Ltd., Changan Automobile (Group) Co., Ltd., FAW Group Corporation, Proton Holdings Berhad, Ashok Leyland, Tata Motors Limited and Zhejiang Geely Holding Group Co., Ltd. and newer auto manufacturers such as NIO and Xpeng Motors. Additionally, Adient has more than 6 joint venture partnerships with key OEMs, including Guangzhou Automobile Group Co., Ltd., Beijing Automobile Group Co., Ltd. and FAW Group Corporation. Further details regarding Adient's customers is provided in Part II, Item 8 of this Form 10-K in Note 1, "Organization and Summary of Significant Accounting Policies," of the notes to consolidated financial statements.

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

As a supplier with global scale and strong design, engineering and lean manufacturing capabilities in both complete seat systems and components, Adient is well positioned to accommodate each of these three sourcing patterns.

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

Electric Vehicles Electric vehicles (“EVs”) continue to be a focus in the global automotive industry driven by a variety of product offerings from legacy manufacturers and from new entrants. The rollout of EVs platforms vary across the regions with factors such as pricing, affordability, government incentives, infrastructure and overall consumer acceptance influencing the pace of adoption. While seating systems are not largely impacted by the shift to EVs, key attributes of seat design are evolving as the market pivots toward EVs. This movement provides Adient with unique opportunities to provide value added solutions through Adient’s Evolution of Seating Systems Sustainability (“ES3”) and to capture market share through new entrants based on Adient’s existing leading market position.

Advanced Driver Assist Systems (“ADAS”) and Automated Driving Systems (“ADS”) As the global automotive industry continues to incorporate ADAS/ADS into its vehicles and as alternative usage models evolve, such as car sharing and urban mobility, Adient is poised to capitalize on greater seating content that may accompany these new innovations. Adient has developed an interiors concept for autonomous driving which addresses major seating and other interior trends that are expected to drive the automotive industry of the future. Adient will continue to partner with OEMs and other customers in the development of ADAS and ADS concepts.

Competition

Adient faces competition from other automotive suppliers and, with respect to certain products, from the automobile OEMs who produce or have the capability to produce certain products the business supplies. The automotive supply industry competes on the basis of technology, quality, reliability of supply and price. Design, engineering and product planning are increasingly important factors. The competitive landscape for seating and components can be categorized into three segments: (1) traditional seating suppliers, (2) component specialists and (3) competitors who are partnered with an OEM through ownership or interlocking business relationships. Independent suppliers that represent the principal competitors of Adient include Lear Corporation, Toyota Boshoku Corporation, Forvia SE and Magna International Inc. Adient's deep vertical integration, global footprint and broad product offering make it well positioned to compete against the traditional global Tier-1 suppliers and component specialists.

Adient plc | Form 10-K | 7

Raw Materials

Raw materials used by Adient in connection with its operations include steel, aluminum, polyurethane chemicals, fabrics, leather, vinyl and polypropylene. Continuing into fiscal 2023, the automotive industry has experienced a period of significant volatility in commodity prices. This price volatility may continue into the future as demand increases and/or supply remains constrained. Price volatility has resulted in an overall increase of input costs for Adient that may not be, or may only be partially, offset through customer negotiations. During fiscal 2024, commodity prices and availability could fluctuate throughout the year and significantly affect Adient's results of operations. Refer to the Environmental, Social and Governance heading in this Item 1, “Business” for information on sustainability actions Adient is taking with its products and related materials, and refer to Item 1A, “Risk Factors” of this Form 10-K for additional information on risks associated with the supply of Adient’s raw materials.

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

Regulation

Adient operates in a constantly evolving global regulatory environment and is subject to numerous and varying regulatory requirements for its product performance and material content. Adient's practice is to identify potential regulatory and quality risks early in the design and development process and proactively manage them throughout the product lifecycle through the use of routine assessments, protocols, standards, performance measures and audits. New regulations and changes to existing regulations are managed in collaboration with the OEM customers and implemented through Adient's global systems and procedures designed to ensure compliance with existing laws and regulations. Adient demonstrates material content compliance through the International Material Data System (“IMDS”) which is the automotive industry material data system. In the IMDS, all materials used for automobile manufacturing are archived and maintained, in order to meet the obligations placed on the automobile manufacturers and thus on their suppliers by national and international standards, laws and regulations.

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

Adient plc | Form 10-K | 8

Environmental, Social and Governance

At Adient, we recognize robust and responsible environmental, social and governance (“ESG”) policies and practices are essential to the long-term success of our business and the well-being of our stakeholders, including our investors, employees, suppliers, customers and communities. We embed sustainability into our company by integrating ESG principles into our product development initiatives, manufacturing processes, procurement practices, corporate governance activities and other key business areas. Our board of directors and senior managers ensure we operate our business ethically and in accordance with applicable laws and regulations, and, as appropriate, they oversee and implement our ESG policies and strategies with input from a cross-functional team of subject matter experts across our organization. We regularly communicate our ESG targets and related actions to our stakeholders through our SEC filings, media releases, quarterly earnings reports and our annual corporate sustainability report.

Production Processes

Adient remains committed to improving sustainability in its global operations and utilizing standardized processes to reduce energy consumption, conserve water and generate less waste and emissions at our facilities globally. In fiscal year 2021, Adient set a goal of reducing its scope 1 and 2 greenhouse gas emissions 75% by 2030 (with 2019 as our base year), and continues to make progress toward that goal. In 2023, Adient expanded its goal with a longer term target of achieving carbon neutrality at its manufacturing locations for scope 1 and 2 greenhouse gas emissions by 2040. Some recent examples of how Adient is reducing emissions and improving sustainability in its operations include:

•Replacing company pool vehicles with EVs as leases end.
•Recovering waste heat from air compressors and using it to help warm buildings.
•Adding occupant sensors to plant floors and other areas to automatically turn lights on and off as needed.
•Optimizing how foam mold temperature machines are connected in parallel to ensure only heating the necessary number of machines.
•Replacing cardboard boxes with reusable packaging and eliminating unnecessary cardboard inserts to cut waste and optimize loads.
•Collecting, storing and using rainwater in sanitary applications such as toilets.

In addition, Adient has set a goal to attribute 100% of the electricity needed worldwide to renewable sources by 2035. Several of Adient’s facilities already generate renewable electricity on-site via solar panel installations, and more than 60 Adient locations now consume electricity from a renewable source.

Products

Sustainability has been an inherent part of product development and innovation at Adient for more than three decades, and customers’ sustainability targets are closely tracked to ensure its efforts align with the needs and goals of its customers. More recently, vehicle electrification and a general move toward increasingly efficient transportation have emphasized the need for automotive seating products that are lighter, slimmer and made of more environmentally friendly materials than traditional seating products. To help meet this need, Adient has developed products such as the Soft Back Panel and Soft Side Valance components, which integrate up to 70% recycled polyethylene terephthalate (“PET”) while improving knee clearance and reducing the weight of each seat by as much as 2 kg. Adient has also developed an innovative, EV-ready concept seat - the Pure Essential - that combines a high degree of comfort with a sleek appearance while reducing cost, complexity, weight and the seat’s overall carbon footprint. The Pure Essential seat promotes product circularity by using just two primary eco-friendly material types: green steel for the seat structure and recyclable polyester for comfort features and trim covers. Through Adient’s ES3 approach to product design, Adient is continuously identifying and integrating materials and manufacturing methods that minimize environmental impact and promote a circular economy.

Adient also recognizes the importance of its supply chain’s environmental risks and impacts and are working with its suppliers to reduce scope 3 (value chain) emissions 35% by 2030 (with 2019 as the base year). In fiscal year 2024, Adient plans to expand the use of its proprietary Product Carbon Footprint Tool - data-based software that calculates the carbon footprint of a specific product based on its bill of materials - impacting designer, engineer and customer decisions and supporting its scope 3 emissions-reduction goal. As noted in Adient’s recently updated Deforestation Commitment and Policy and natural resources webpage, Adient is making progress on its commitments in procuring forest commodities from more sustainable sources to reduce the impact on deforestation and protect natural habitats globally.

Adient plc | Form 10-K | 9

People

Adient continues to work to protect the human rights and well-being of its employees, suppliers, customers and communities in which Adient operates globally. To those ends, Adient updated its Ethics Policy in 2023 to address evolving laws and regulations, including those regarding ESG. Employees reviewed the updated Ethics Policy as part of the annual ethics certification campaign. In 2023, Adient also initiated ESG-related due diligence questionnaires for top suppliers to promote transparency in supply chain human rights policies and practices. Additionally, Adient is proud to support women-, minority- and veteran-owned businesses by spending more than $1 billion with diverse suppliers every year.

Human Capital Resources

Adient's ability to sustain and grow its business requires it to hire, retain and develop a highly skilled and diverse workforce. Adient values character and integrity as much as qualifications and fosters an empowerment culture where employees have ownership in business outcomes. The highest levels of Adient’s management drive these practices with the alignment and support of all levels within the organization. Our Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary, reporting directly to the Chief Executive Officer (“CEO”), oversees Adient’s global talent processes to attract, develop and retain the most valuable asset - its employees. Adient has more than 70,000 employees worldwide who represent a wide variety of backgrounds. Adient’s workforce composition (including employees at consolidated joint ventures), as of September 30, 2023, consists of approximately:

•45% work in the Americas, 42% work in EMEA and 13% work in our Asia-Pacific region
•41% of the global workforce is female
•49% of employees in the U.S. have identified themselves as an ethnic minority

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

Health and Safety

We are committed to protecting the safety and well-being of our colleagues, customers, suppliers and people using our premises by providing and maintaining a safe working environment that protects both physical and mental well-being. Adient requires protective equipment, enforces comprehensive safety policies and procedures, and encourages employees and leaders to look regularly for ways to improve workplace safety. Adient has implemented and maintains a health and safety management system that is certified to the ISO 45001 Occupational Health and Safety standard. Globally, 100% of Adient’s facilities are internally audited and compliant, and 60% are also third-party audited and certified. We work together across the globe, sharing best practice ideas, procedures, and information regarding accidents and injuries. At Adient, every new machine, operation, building or workstation change requires a safety risk assessment. When our employees come to work, they can know that where they work has undergone an extensive review of associated risks of injury or illness and that those risks are eliminated and/or minimized through robust controls. Adient provides regular updates on health and safety to its board of directors.

Diversity, Equity and Inclusion

Adient strives to build a culture of diversity and inclusion through our purchasing and human resource practices and policies, and we strive to eliminate discrimination and harassment in all its forms, including but not limited to discrimination against women, minorities and other protected groups. Adient President and CEO Doug Del Grosso signed the "CEO Action for Diversity & Inclusion" pledge promulgated by the CEO Action for Diversity & Inclusion initiative, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace. In addition, Adient is a member of the Center for Automotive Diversity, Inclusion and Advancement (“CADIA”). In fiscal 2022, Adient published two documents - a Human Rights Policy Statement and a Diversity, Equity & Inclusion (“DE&I”) Commitment Statement - both of which emphasize Adient’s commitment to protecting the safety, well-being and human rights of our people while driving a diverse and inclusive work culture. Adient developed and tracks human capital metrics relating to diversity and inclusion, which the Chief Legal and Human Resources Officer reviews semi-annually with the board of directors.

Since success in this area requires listening to diverse voices, Adient established DE&I Councils in each of its three business regions: 1) the Americas, which is inclusive of North America and South America; 2) Europe, the Middle East and Africa
Adient plc | Form 10-K | 10

(“EMEA”) and 3) Asia Pacific/China (“Asia”). These councils drive strategic and tactical actions in the areas of talent acquisition and retention, communications and employee feedback, training and education, metrics and key performance indicators, and Adient’s diverse and employee-led business resource groups (“BRGs”). While the three councils primarily work within their regions, they also communicate and collaborate across regions to ensure alignment and progress toward enterprise-wide DE&I goals. Additionally, Adient has an annual global online training to all salaried employees focused on DE&I.

In 2023, Adient employees launched a new BRG in the Americas region - the South Asian Community (“SAC”) BRG - in addition to growing the existing HOLA! (Hispanic Origins • Latino Ancestry) BRG, African Ancestry BRG (“AABRG”), True Colors Network (“TCN”), and Women’s Resource Network (“WRN”). We continue to develop and refine our diversity initiatives to achieve our DE&I vision of being a premier employer that champions an inclusive and equitable work culture enriched by our diversity, where all employees are valued and respected.

Succession and Talent Development

At Adient, we believe that attracting, developing, motivating and retaining employees is key to our sustainable and profitable growth. We understand that, like customers, our employees and potential employees have choices of where to work, and we must compete for the best talent. Adient supports employee development in multiple ways. Adient has a global performance management process through which employees provide a self-assessment and managers provide evaluation and feedback on performance. This process informs employee development goals. Adient's Leadership Talent Review (“LTR”) is its annual process for identifying and evaluating talent for the purposes of aligning individual aspirations and development plans with the organization's needs and building a diverse pipeline of leaders to mitigate leadership vacancy risk. LTR is designed to be an inclusive process that promotes visibility of talent, increases the validity of succession plans and ensures development efforts are applied efficiently. Talent potential assessments and succession plans are calibrated with broader groups of leaders to drive consistency, awareness and alignment on decisions and development actions. Adient's executive leadership provides annual updates on succession and talent development to the board of directors.

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

Adient plc | Form 10-K | 11

Information about our Executive Officers

The following table sets forth certain information with respect to Adient's executive officers as of the date of this filing:

Name	Age	Position(s) Held	Year Appointed to Present Position
Michel Berthelin	53	Executive Vice President, EMEA	2019
James Conklin	51	Executive Vice President, Americas	2022
Douglas G. Del Grosso	62	President and Chief Executive Officer	2018
Jerome J. Dorlack	43	Executive Vice President and Chief Financial Officer	2022
James Huang	62	Executive Vice President, Asia	2019
Gregory S. Smith	55	Senior Vice President and Chief Accounting Officer	2019
Heather M. Tiltmann	51	Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary	2021

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

James Conklin. Mr. Conklin is the Executive Vice President, Americas of Adient. Mr. Conklin served as Adient’s Vice President, Americas Operations from 2016 to 2022. He previously served as Vice President of Operations of Johnson Controls, Inc. Mr. Conklin had various roles with increasing responsibilities since 2000 while at Johnson Controls, Inc; such as Executive Director, Continuous Improvement and Best Business Practices, and leadership positions within Advanced Manufacturing, Lean Manufacturing, Operations and Quality.

Douglas G. Del Grosso. Mr. Del Grosso is the President and Chief Executive Officer (“CEO”) and a Director of Adient. In November 2023, Adient announced that Mr. Del Grosso will be retiring from Adient effective December 31, 2023. Mr. Del Grosso joined Adient in October 2018 from automotive supplier Chassix, where he served as president and CEO. From 2012 to 2015, he served as president and CEO at Henniges Automotive. Mr. Del Grosso held leadership roles at TRW Automotive from 2007 to 2012, where he last served as vice president and general manager for Adient’s global braking and suspension operations. Prior to joining TRW Automotive, Mr. Del Grosso spent more than 20 years at Lear Corporation in a variety of engineering and operational roles, the last being president and chief operating officer. Mr. Del Grosso holds a Master of Business Administration from the Eli Broad College of Business at Michigan State University, as well as a Bachelor of Science degree in mechanical engineering from Lawrence Technological University. He serves as a director and member of the Safety, Health, Environment and Sustainability Committee at Cabot Corp., and as a trustee of The Committee for Economic Development of The Conference Board (“CED”). His CED activities include co-chairing the CED Trade and Economic Globalization Committee, being a member of the Education Committee and serving as a member of the CED Task Force on Climate, The Environment, and Energy.

Jerome J. Dorlack. Mr. Dorlack is the Executive Vice President and Chief Financial Officer of Adient. In November 2023, Adient announced that Mr. Dorlack will be appointed as President and Chief Executive Officer and a Director of Adient effective January 1, 2024. Mr. Dorlack served as Vice President, Americas of Adient from 2019 to 2022 and Vice President and Chief Purchasing Officer of Adient from 2018 to 2019. He also served as Senior Vice President and President, Electrical Distribution System and President, South America of Aptiv plc from 2017 to 2018, and Vice President, Powertrain Systems and General Manager, Global Powertrain Products of Delphi Automotive plc from 2016 to 2017. Prior to that, Mr. Dorlack served as Executive Vice President – Global Procurement of ZF Friedrichshafen from 2015 to 2016, and Vice President, Global Purchasing, Supplier Development and Logistics of ZF Friedrichshafen from 2013 to 2015.

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

Adient plc | Form 10-K | 12

Heather M. Tiltmann. Ms. Tiltmann is the Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary of Adient. Ms. Tiltmann served as Senior Vice President, General Counsel and Secretary of Adient from 2020 to 2021. Prior to that, Ms. Tiltmann was Adient’s Vice President and General Counsel, Labor & Employment, Litigation and Compliance, and has served in other legal roles at Adient since 2016. Ms. Tiltmann was an attorney at Johnson Controls, Inc. with increasing levels of responsibility from 2011 to 2016, and an attorney with the law firm of Whyte Hirschboeck Dudek S.C. from 2000 to 2011.

With the appointment of Mr. Dorlack as President and Chief Executive Officer, Mark A. Oswald, the current Vice President, Treasurer, Investor Relations, and Corporate Communications, will be appointed as Executive Vice President and Chief Financial Officer effective January 1, 2024.
Adient plc | Form 10-K | 13

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

The global automotive industry has experienced significant volatility over the past few years relative to supply chain disruptions, inflationary pressures, labor shortages, geopolitical uncertainties, higher interest rates and foreign currency fluctuations. Although Adient's seating products have not typically been dependent directly on the components causing the supply chain disruptions, Adient has been directly impacted by lower production levels at the OEMs as a direct result of these disruptions. These disruptions have moderated in fiscal 2023, but supply chains remain fragile and in the past have led to unplanned downtime at Adient's production facilities, often with very little warning, which created operating inefficiencies and limited Adient's ability to adequately mitigate such inefficiencies. The automotive industry has also experienced a period of significant price volatility (generally resulting in an increase in commodities, energy costs, freight costs, labor costs and other input costs), as well as encountering an environment of unfavorable foreign currency exposures and rising interest rates. While some of these input cost increases have moderated in fiscal 2023, other exposures will likely continue into fiscal 2024 and perhaps further into the future. This environment of significant price volatility has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset. Adient also experienced constrained labor availability which has resulted in wage inflationary pressures, both internally and at key vendors. Adient continues to assess any impact labor shortages and wage inflation might have on Adient's ability to perform its obligations. Although Adient has developed and implemented strategies to mitigate the impact of supply chain disruptions along with the impact of higher input and other costs, these strategies, together with commercial negotiations with Adient's customers and suppliers, typically offset only a portion (less than 100%) of the adverse impact. Additionally, Adient's operating model requires long lead times between the design and development of products and the launch of production. This lead time requires Adient to secure vendor supply well in advance to minimize launch and production inefficiencies. During such lead times, price commitments are subject to change and could lead to an inability of Adient to fully recover all such price changes.

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

Adient plc | Form 10-K | 14

Unfavorable changes in the condition of the global automotive industry and the condition of individual automakers may adversely affect Adient's results of operations.

Adient's financial performance depends, in part, on conditions in the automotive industry. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. Automakers may experience a decline in the number of new vehicle sales, whether as a result of economic decline, ongoing supply chain disruptions and labor shortages, increasing consumer borrowing rates or for various other reasons. Automakers may also become less cost competitive due to rising input costs, such as labor or raw materials, and thereby experience a loss of demand for their products as consumers shift to lower cost options. As a result, Adient may experience reductions in orders from these customers, incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond its current restructuring plans, particularly if any of the automakers cannot adequately fund their operations or experience financial distress. Such adverse changes likely would have a negative impact on Adient's business, financial condition or results of operations. In addition, Adient relies in part on its customers’ forecasting of their expected needs, which forecasts can change rapidly and may not be accurate. Any inaccurate forecast data received by customers could also have an adverse impact on Adient’s results of operations.

Risks associated with joint venture partnerships may adversely affect Adient's business and financial results.

Adient has several joint ventures worldwide and may enter into additional joint ventures in the future. Adient's joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with Adient's goals or with the goals of the joint venture which could lead to, among other things, dissolution, liquidation and/or modification of the joint venture terms. Adient may compete against its joint venture partners in certain of its markets and certain negotiations with its customers may negatively impact its joint venture business with those same customers. Disagreements with Adient's business partners may impede Adient's ability to maximize the benefits of its partnerships and/or may consume management time and other resources to negotiate, and which could lead to, among other things, dissolution, liquidation and/or modification of the joint venture terms. Adient's joint venture arrangements may require Adient, among other matters, to pay certain costs or to make certain capital investments or to seek its joint venture partner's consent to take certain actions. Adient does not control the ability to collect cash dividends from its non-consolidated joint ventures. In addition, Adient does not control the financial reporting of its non-consolidated joint ventures, which may impact its ability to complete its financial statements in a timely or accurate manner. Delays in the collection of dividends, even by a few days, could adversely affect Adient's financial position and cash flows. Adient's joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and Adient may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. Further, joint venture partnerships are subject to renewal or expiration at various times. The failure to renew or extend the terms of Adient’s joint venture partnerships could impact other areas of Adient’s business, including its business relationships. The above risks, if realized, could result in a material adverse effect on Adient's business and financial results.

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
Adient plc | Form 10-K | 15

comparison with our forecasted sales proceeds and costs. If we incorrectly forecast these and other related factors, the transactions we have entered into may have an adverse impact on our financial results. No assurance can be given that our judgment in this respect will be correct.

There are other risks that are inherent in Adient's non-U.S. operations, including the potential for changes in socioeconomic conditions, laws and regulations, including sanctions, import, export, direct and indirect taxes, value-added taxes, labor and environmental laws, and monetary and fiscal policies; protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes; unsettled political conditions or instability; government-imposed plant or other operational shutdowns; backlash from foreign labor organizations related to Adient's restructuring actions; asset freezes and seizures; corruption; natural and man-made disasters; global health epidemics (such as COVID-19); hazards and losses; armed conflict, territorial disputes or acts of aggression in Asia, South America, Europe or otherwise; violence, civil and labor unrest; and possible terrorist attacks.

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

Russia’s invasion of Ukraine in February 2022 resulted in significant uncertainty and instability in global supply chains and availability of certain commodities and raw materials. Although Adient has no operations in Ukraine and its operation in Russia has since been disposed, certain of its suppliers as well as customers depend on commodities and other material supplies that originate in Ukraine or Russia. In response to Russia’s invasion in Ukraine, a number of countries, including the United States, the United Kingdom and members of the European Union, have implemented economic sanctions on Russia and certain Russian enterprises including several large banks. The conflict also led to increases in the cost of energy and the potential for energy shortages, especially in Europe. Although the impact of this conflict has moderated in fiscal 2023, if the conflict continues or expands, it may trigger a series of additional economic and other sanctions which in turn could further disrupt the global automotive supply chains by limiting supplies of key components and increasing inflationary pressures. This ongoing conflict, along with other geopolitical uncertainties such as the current conflict in the Middle East, could have broader adverse impacts on macroeconomic factors that impact Adient's business, cash flows, financial condition and results of operations.

Adient's business in China is subject to aggressive competition and is sensitive to economic and market conditions.

Maintaining a strong position in the Chinese market is a key component of Adient's strategy. Adient's business in China is conducted through both consolidated subsidiaries and nonconsolidated joint ventures. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market evolves and as Chinese OEMs penetrate other markets around the globe, often with lower-cost products, Adient anticipates that market participants will act aggressively to increase or maintain their market share. Increased competition may result in price reductions, reduced margins and Adient's inability to gain or hold market share. In addition to the risks imposed by U.S. economic trade policy discussed further below, Adient's business in China is sensitive to economic, political and market conditions that drive automotive sales volumes in China. If Adient is unable to maintain its position in the Chinese market, or if vehicle sales in China decrease or do not continue to increase, then Adient's business and financial results may be adversely affected.

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

Due to Adient's global operations, Adient is subject to many laws governing international relations and its international operations, including laws that prohibit improper payments to government officials and commercial customers and that restrict where Adient can do business, what information or products Adient can import and export to and from certain countries and what information Adient can provide to a non-U.S. government. These laws include but are not limited to the U.S. Foreign Corrupt Practices Act, the Irish Criminal Justice (“Corruption Offences”) Act, the U.K. Bribery Act, the U.S. Export Administration Act and U.S. and international economic sanctions and money laundering regulations. Adient has internal policies and procedures relating to compliance with such laws; however, there is a risk that such policies and procedures will not always protect Adient from the improper acts of employees, agents, business partners, joint venture partners or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Violations of these laws, which are complex, may result in criminal penalties, sanctions and/or fines, and may also result in costly and time-consuming governmental investigations, any or all of which could have an adverse effect on Adient's business, financial condition and results of operations and reputation. In addition, Adient is subject to antitrust laws in various countries throughout the world. Changes in these laws or their interpretation, administration or enforcement may occur over time. Any such changes may limit Adient's future acquisitions, divestitures or operations. Violations of antitrust laws may result in penalties, sanctions and/or fines, and may also result in costly and time-consuming governmental investigations, any or all of which could have an adverse effect on Adient's business, financial condition and results of operations and reputation.

Risks Related to Adient's Operations

Increases in the costs and restrictions on the availability of raw materials, energy, commodities, freight, labor and product components could adversely affect Adient's financial performance.

Raw material, energy, commodity, freight and labor costs can be volatile. Although Adient has developed and implemented strategies to mitigate the impact of higher raw material, energy, commodity, freight and labor costs, these strategies, together with commercial negotiations with Adient's customers and suppliers, may only offset a portion of the adverse impact. Certain of these strategies also may limit Adient's opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities, transportation and product components fluctuates from time to time due to factors outside of Adient's control. Due to a variety of global factors, the automotive industry has experienced, and may continue to experience, supply chain disruptions from an insufficient availability of raw materials, components and labor. As a result of these disruptions, the automotive industry has seen volatility in the volume of automobile production, which has resulted in, and may continue to result in, decreased sales, without a corresponding decrease in labor costs, for Adient. In addition, the automotive industry has seen periods of price increases for commodities, primarily related to steel, and to a lesser extent petrochemicals, and energy costs in Europe. Adient has also experienced constrained labor availability which has resulted in wage inflationary pressures, both internally and at key vendors. Given the recent United Auto Workers (“UAW”) strike beginning in September 2023, and UAW’s ongoing strategy of targeted strikes, Adient may see increased pressure for wage and benefit increases in the U.S. These increases may continue into the future as demand increases and as supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient. If the costs of raw materials, energy, commodities, freight costs, labor costs and product components increase or the availability thereof is restricted, it could adversely affect Adient's financial condition, operating results and cash flows.

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

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage at one or more of Adient's manufacturing and assembly facilities could have adverse effects on the business. Similarly, if one or more of Adient's customers were to experience a work stoppage, such as what occurred during the UAW strike in the U.S. beginning in September 2023 resulting in an estimated $155 million of lost revenue to Adient (through November 3, 2023), ongoing supply chain disruptions, or otherwise, that customer would likely halt or limit purchases of Adient's products, which could result in the shutdown of the related Adient manufacturing facilities and or other cost-reduction initiatives. In addition in certain instances we may be unable to adjust our staffing levels to correspond to a customer’s work stoppage such that we incur increased labor costs along with a decrease in production. A significant disruption in the supply of a key component due to a work stoppage at one of Adient's suppliers or any other supplier could have the same consequences, and accordingly, have an adverse effect on Adient's financial results.

Adient plc | Form 10-K | 18

Adient may be unable to realize the expected benefits of its restructuring actions, which could adversely affect its profitability and operations.

In order to align Adient's resources with its strategies, operate more efficiently and control costs and to realign its businesses, with customer and market needs and operating conditions, Adient has periodically announced, and in the future may continue to announce, restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. In each of the last five fiscal years, Adient announced restructurings related to cost reduction initiatives, which included workforce reductions, plant closures and asset impairments. Adient may undertake additional restructuring actions, including plant closures and workforce reductions in the future. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned (if at all), and Adient's operations and business may be disrupted, which likely would adversely affect Adient's financial condition, operating results and cash flow. Furthermore, to the extent such initiatives involve workforce changes, such changes may temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations.

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

Adient and certain of its third-party vendors receive and store personal information in connection with Adient's human resources operations and other aspects of Adient's business. Despite Adient's implementation of security measures, Adient's IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack, ransomware attack, and other similar disruptions. Any system failure, accident or cyber security breach or incident could result in disruptions to Adient's operations. A material network breach in the security of Adient's IT systems could lead to the theft of Adient's intellectual property, trade secrets, customer information, human resources information or other confidential information. To the extent that any disruptions or security breach results in a loss or damage to Adient's data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to Adient's reputation, affect Adient's relationships with its customers and vendors, lead to claims against Adient and ultimately harm its business. In addition, Adient may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Adient is also subject to tax audits for both direct and indirect taxes by governmental authorities on a worldwide basis. Governmental authorities have become more aggressive in proposing tax assessments, including interest related to income taxes and transaction taxes such as Value Added Tax (“VAT”). Negative unexpected results from one or more such tax audits could adversely affect Adient's results of operations.

Adient plc | Form 10-K | 19

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
Adient plc | Form 10-K | 20

facilities in areas most prone to physical climate risks. Adient could also face indirect financial risks passed through the supply chain, and process disruptions due to physical climate changes could result in price modifications for Adient's products and the resources needed to produce them.

Furthermore, customer, investor, regulatory and employee expectations in areas such as ESG have been rapidly evolving and increasing. Specifically, regulatory bodies around the globe continue to develop ESG reporting requirements, many of which will be subject to independent audits. Emerging European legislation is requiring detailed emissions data reporting for imported carbon intensive commodities, subject to financial payment mechanisms after a transition period. Further European legislation is requiring extensive value chain diligence for forest related commodities to ensure goods do not result from recent deforestation, forest degradation or breaches of local law. Also, certain customers are beginning to require that Adient provide information on its plans and goals relating to certain climate-related matters such as carbon and greenhouse gas emissions and renewable energy. Product design activities for lower carbon emission products must keep pace with customer carbon emission reduction and pricing expectations. The enhanced stakeholder focus on ESG issues relating to Adient requires the continuous monitoring of various and evolving standards and the associated reporting requirements. A failure to adequately meet regulatory requirements and stakeholder expectations or achieve its ESG-related goals may result in the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.

As of the date of this filing, Adient has made several public commitments regarding our intended reduction of carbon emissions, including commitments to science-based targets to reduce carbon emissions from its operations and the operations of its customers. Although Adient intends to meet these commitments, it may be required to expend significant resources to do so, which could increase its operational costs. Further, there can be no assurance that any of Adient’s commitments will be achieved, or that any future investments it makes to achieve such targets and goals will meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. Moreover, Adient may determine that it is in the best interest of Adient and its shareholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If Adient is unable to meet these commitments, then it could incur adverse publicity and reactions from investors, activist groups and other stakeholders, which could adversely impact the perception of Adient and its products and services by current and potential customers, as well as investors, which could in turn adversely impact its results of operations.

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
Adient plc | Form 10-K | 21

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

As of September 30, 2023, Adient's total consolidated indebtedness approximated $2.5 billion. This significant amount of debt could potentially have adverse consequences to Adient and its debt and equity investors, including:

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

Adient is operating under a “hybrid” working environment, meaning that the majority of its non-plant employees have the flexibility to work remotely at least some of the time, for the foreseeable future. The hybrid working environment may impair Adient’s ability to maintain its collaborative and innovative culture, and may cause disruptions among employees, including decreases in productivity, challenges in communications between on-site and off-site employees and, potentially, employee dissatisfaction and attrition. If Adient’s attempts to operate under a hybrid working environment are not successful, its business could be adversely impacted.

Adverse developments affecting, or the financial distress of, one or more of Adient's suppliers or other third party counterparties could adversely affect Adient's financial performance.

Adient obtains components and other products and services from numerous automotive suppliers and other vendors throughout the world. In addition, Adient is party to various arrangements with third parties who owe Adient money or goods and services, or who purchase goods and services from Adient. Adient is responsible for managing its supply chain, including suppliers that may be the sole sources of products that Adient requires, which Adient's customers direct Adient to use or which have unique capabilities that would make it difficult and/or expensive to re-source. In addition, with fewer sources of supply for certain components, each supplier may perceive that it has greater leverage and, therefore, some ability to seek higher prices from us at a time that we face substantial pressure from OEMs to reduce the prices of our products. This could adversely affect our customer relations and business. In certain instances entire industries may experience short-term capacity constraints. Additionally, Adient's production capacity, and that of Adient's customers and suppliers, may be adversely affected by natural disasters. Any such significant disruption could adversely affect Adient's financial performance. Unfavorable economic or industry conditions could also result in financial distress within Adient's supply chain or among other third party counterparties, thereby increasing the risk of supply disruption or lost orders. Although market conditions generally have improved in recent years, uncertainty remains and another economic downturn or other unfavorable industry conditions in one or more of the regions in which Adient operates could cause a supply disruption or loss of customer orders and thereby adversely affect Adient's financial condition, operating results and cash flows.

Adient plc | Form 10-K | 22

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

While Adient supplies parts for a wide variety of vehicles produced globally, Adient does not supply parts for all vehicles produced, nor is the number or value of parts evenly distributed among the vehicles for which Adient does supply parts. Shifts in market shares among vehicles or vehicle segments, including as a result of the autonomous vehicle market, particularly shifts away from vehicles on which Adient has significant content and shifts away from vehicle segments in which Adient's sales may be more heavily concentrated, could have an adverse effect on Adient's profitability. Similarly, certain vehicles or vehicle segments Adient supplies may be disproportionately impacted by overall industry disruptions such that Adient’s sales may be adversely effected relative to the industry in general or our competitors, which could have a negative effect on Adient’s business. Increases in energy costs or other factors (e.g., climate change concerns) may also shift consumer demand away from motor vehicles that typically have higher interior content that Adient supplies, such as light trucks, crossover vehicles, minivans and sports utility vehicles, to smaller vehicles having less interior content. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which Adient is a significant supplier could reduce Adient's sales and harm Adient's profitability, thereby adversely affecting Adient's results of operations.

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

Any of the following could adversely impact Adient's results of operations: the inability of Adient to execute continued turnaround actions to improve profitability; the loss of, or changes in, automobile supply contracts, sourcing strategies or customer claims with Adient's major customers or suppliers; increased freight or shipping costs resulting from extreme weather conditions or supply chain disruptions, lack of commodity availability and unfavorable commodity pricing; start-up expenses associated with new vehicle programs or delays or cancellations of such programs; underutilization of Adient's manufacturing facilities, which are generally located near, and devoted to, a particular customer's facility; inability to recover engineering and tooling costs; market and financial consequences of any recalls that may be required on products that Adient has supplied or sold into the automotive aftermarket; delays or difficulties in new product development and integration; quantity and complexity of new program launches, which are subject to Adient's customers' timing, performance, design and quality standards; interruption of supply of certain single-source components; the potential introduction of similar or superior technologies; changing nature and prevalence of Adient's joint ventures and relationships with its strategic business partners; global overcapacity and vehicle platform proliferation; and the implementation of new internal control systems and procedures that fail to achieve accurate financial reporting or that fail to prevent fraudulent activity (such as vendor payments to fraudulent bank accounts).

Adient plc | Form 10-K | 23

Risks Related to Adient’s Jurisdiction of Incorporation

As an Irish public limited company, certain capital structure decisions require shareholder approval, which may limit Adient's flexibility to manage its capital structure.

Irish law provides that a board of directors may allot shares (or rights to subscribe for or convertible into shares) only with the prior authorization of shareholders. At our most recent Annual General Meeting, Adient's shareholders renewed this authorization for a period of 18 months (unless previously renewed, varied or revoked). This authorization will need to be further renewed by ordinary resolution, being a resolution passed by a simple majority of votes cast, prior to expiration. We anticipate seeking another authorization at our next Annual General Meeting and annually thereafter. Should this authorization not be approved, our ability to issue equity could be limited which could adversely affect our securities holders.

Irish law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for shareholders to vote to exclude preemptive rights in a general meeting. At our most recent Annual General Meeting, Adient's shareholders renewed this authorization for a period of 18 months (unless previously renewed, varied or revoked). This authorization will need to be renewed by special resolution, being a resolution passed by not less than 75% of votes cast, upon expiration. We anticipate seeking another authorization at our next Annual General Meeting and annually thereafter. Should this authorization not be approved, our ability to issue equity could be limited which could adversely affect our securities holders.

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
Adient plc | Form 10-K | 24

Adient’s effective tax rate could be volatile and materially change as a result of changes in tax laws, mix of earnings and other factors.

A change in tax laws is one of many factors that impact Adient’s effective tax rate. The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions where Adient and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of base erosion and profit shifting, including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which Adient and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely impact Adient and its affiliates, including potential adverse impacts to Adient's effective tax rate.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. The corporate tax provisions include (a) the creation of a 15% corporate minimum tax, effective for Adient’s fiscal year 2024, and (b) a nondeductible 1% excise tax on share buy-backs of covered corporations, effective for stock repurchases that occur after December 31, 2022. Based upon current IRS guidance and Adient income levels, Adient does not expect to be subject to either provision. However, Adient will continue to monitor and reassess the impact, if any, as the IRS and U.S. Treasury issue additional guidance on the IRA provisions. Given the current political environment, it is uncertain whether additional U.S. corporate tax reform could be expected. There are a number of corporate income tax topics that were not addressed in the IRA that could be raised in the future, for example: increasing the U.S. corporate tax rate, increasing the rate of tax on certain earnings of foreign subsidiaries (the corporate minimum tax), modifying the base erosion and anti-abuse tax rules to target outbound payments to low-taxed jurisdictions, and further limiting interest expense deductibility. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, Adient’s effective tax rate could be negatively impacted.

In 2021, the OECD released a framework for the fundamental reform of international tax rules. The framework provides for two primary “Pillars”; however, only Pillar Two, which provides for a global minimum corporate tax rate of 15%, is expected to be applicable to Adient (Pillar One is not expected to be applicable as Adient does not currently meet the turnover threshold – EUR 20 billion). In December 2022, Pillar Two was adopted by the Council of the European Union for implementation by European Union member states by December 31, 2023, with effect for tax years beginning in calendar year 2024 (Adient’s 2025 fiscal year). Similar directives under Pillar Two are already adopted or expected to be adopted by taxing authorities in other countries where Adient does business, with widespread implementation of the global minimum tax in calendar years 2024 and 2025. The OECD, and its member countries, continue to release new guidance on these rules and Adient is continuously evaluating the impact to its financial position. Currently, the global enactment of Pillar Two is not expected to materially impact Adient’s effective tax rate or cash flows. However, Adient will continue to monitor and evaluate new legislation and guidance, which could change our current assessment.

Currently, Adient incurs losses in certain countries where it does not receive a financial statement benefit, and Adient operates in countries which have different statutory rates. Consequently, changes in the mix and source of earnings between countries could have a material impact on Adient’s overall effective tax rate.

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

Under current law, Adient is expected to be treated as a foreign corporation for U.S. federal tax purposes and Section 7874 is not otherwise expected to apply to Adient or its affiliates as a result of the separation from Johnson Controls International plc (“the Former Parent”) in 2016. However, changes to the rules contained in Section 7874 and the Treasury Regulations promulgated thereunder, or other changes in law, could adversely affect Adient's and/or its affiliates' status as foreign corporations for U.S. federal tax purposes, the ability of Adient's U.S. affiliates to use certain attributes or deductions, the Adient group's effective tax rate and/or future tax planning for the Adient group, and any such changes could have prospective or retroactive application to Adient, its shareholders and affiliates, and/or the separation and distribution from the Former Parent.
Adient plc | Form 10-K | 25

Recent legislative and other proposals have aimed to expand the scope of U.S. corporate tax residence. Under such proposals, Adient and/or its affiliates could be treated as U.S. corporations if the management and control of Adient or such affiliates were determined to be located primarily in the U.S. In addition, recent legislative and other proposals have aimed to expand the scope of Section 7874, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. Such proposals, if made retroactively effective to transactions completed during the period in which the separation from the Former Parent occurred, could cause Adient and/or its affiliates to be treated as U.S. corporations for U.S federal tax purposes. If enacted, these proposals could cause the Adient group to be subject to substantially greater U.S. tax liability than currently contemplated.

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

In addition, several mandatory provisions of Irish law could prevent or delay an acquisition of Adient. For example, Adient will be subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in Adient ordinary shares in certain circumstances. Also, Irish companies, including Adient, may only alter their memorandum of
Adient plc | Form 10-K | 26

association and articles of association with the approval of the holders of at least 75% of Adient's shares present and voting in person or by proxy at a general meeting of Adient (and certain provisions of Adient's memorandum of association and articles of association may only be amended with the approval of the holders of at least 80% in nominal value of Adient's issued ordinary shares).

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Not applicable.

Item 2. Properties
The following table sets forth Adient's principal owned and leased facilities as of September 30, 2023.

	Number of Locations
	Operations			Administrative
	Owned	Leased	Total	Owned	Leased	Total
United States	20	10	30	2	2	4
Mexico	9	9	18	—	2	2
Germany	4	8	12	2	6	8
Thailand	3	14	17	—	—	—
China	5	18	23	—	3	3
Czech Republic	3	5	8	—	1	1
Japan	5	2	7	1	1	2
Other EMEA	24	27	51	—	9	9
Other Asia	6	22	28	—	4	4
Other Americas	7	3	10	—	—	—
	86	118	204	5	28	33
Adient considers its facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Part II, Item 8 of this Annual Report on Form 10-K in Note 8, "Leases," of the notes to consolidated financial statements for information regarding lease commitments.

Adient plc | Form 10-K | 27

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
Adient plc | Form 10-K | 28

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market
Adient's ordinary shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “ADNT.”
Holders
As of September 30, 2023, there were 23,057 shareholders of record.
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
Recent Sales of Unregistered Equity Securities
None.
Repurchases of Equity Securities
In November 2022, Adient’s board of directors authorized the repurchase of Adient’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal 2023, Adient repurchased $65 million of its ordinary shares at an average price of $37.00 a share under the program. As of September 30, 2023, Adient has a remaining repurchase authorization of $535 million.

There was no share repurchase activity during the three months ended September 30, 2023.

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
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for Adient’s ordinary shares, the Standard & Poor’s 500 Index, and a peer group for September 30, 2018 through September 30, 2023. The graph assumes the value of the investment in Adient's ordinary shares and each index was $100 on September 30, 2018, and that all dividends were reinvested. Historic stock price performance is not necessarily indicative of future stock price performance. Adient selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. The peer group referenced in the graph below consists of Autoliv, Inc., BorgWarner, Inc., Cooper-Standard Holding, Inc., Forvia SE, Goodyear Tire & Rubber, Huayu Automotive Systems Co. Ltd., Lear Corp, Magna International Inc., and Toyota Boshoku Corp. Tenneco Inc. has been removed from the peer group for all periods due to it no longer being a listed company.
Adient plc | Form 10-K | 29

Comparison of 5 Year Cumulative Total Return*
Among Adient plc, the S&P 500 index, the Dow Jones US Auto Parts Index, and a Peer Group

200
150
100
50
0
Sep 2018
Sep 2019
Sep 2020
Sep 2021
Sep 2022
Sep 2023
Adient plc
S&P 500
Dow Jones US Auto Parts
Peer Group

*$100 invested on 9/30/18 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2023 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2023 Russell Investment Group. All rights reserved.

	Sep/2018	Sep/2019	Sep/2020	Sep/2021	Sep/2022	Sep/2023
Adient plc	$100	$59	$44	$106	$71	$94
S&P 500	$100	$104	$120	$156	$132	$160
Dow Jones US Auto Parts	$100	$91	$92	$127	$90	$109
Peer Group	$100	$110	$118	$150	$128	$186

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Presentation of Information

Unless the context requires otherwise, references to "Adient plc" or "Adient" refer to Adient plc and its consolidated subsidiaries. The information presented herein are based on management’s perspective of Adient’s results of operations.

Forward-Looking Statements

Adient has made statements in this section and other parts of this Annual Report on Form 10-K that are management’s perspective of forward-looking information and, therefore, are subject to risks and uncertainties. All statements in this Form 10-K other than statements of historical fact are statements that are, or could be, deemed "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. In this Form 10-K, statements regarding Adient's future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as "future," "may," "will," "would," "could," "can," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "predict," "project" or "plan" or terms of similar meaning are also generally intended to identify forward-looking statements. Adient cautions that
Adient plc | Form 10-K | 30

these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the effects of local and national economic, credit and capital market conditions (including the persistence of high interest rates and volatile currency exchange rates) on the global economy, work stoppages, including due to strikes (such as the UAW strike in the U.S. that commenced in September 2023), supply chain disruptions and similar events, wage inflationary pressures due to labor shortages and new labor negotiations, volatile energy markets, Adient’s ability and timing of customer recoveries for increased input costs, the availability of raw materials and component products (including components required by our customers for the manufacture of vehicles), geopolitical uncertainties such as the Ukraine and Middle East conflicts and the impact on the regional and global economies and additional pressure on supply chain and vehicle production, the ability of Adient to execute its restructuring plans and achieve the desired benefit, automotive vehicle production levels, mix and schedules, as well as our concentration of exposure to certain automotive manufacturers, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to meet debt service requirements and, terms of future financing, the impact of global tax reform legislation, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, global climate change and related emphasis on ESG matters by various stakeholders, and the ability of Adient to achieve its ESG-related goals, cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in Part I, Item 1A, which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. The forward-looking statements included in this Form 10-K are made only as of the date of this report, unless otherwise specified, and, except as required by law, Adient assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this Form 10-K.

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

Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates more than 200 wholly- and majority-owned manufacturing or assembly facilities, with operations in 29 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America. Through its global footprint and vertical integration, Adient leverages its capabilities to drive growth in the automotive seating industry.

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, the Middle East and Africa (“EMEA”) and 3) Asia Pacific/China (“Asia”).

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, restructuring and impairment costs, restructuring related-costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items (“Adjusted EBITDA”). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker. Refer to Note 17, "Segment Information," of the notes to the consolidated financial statements for additional information on Adient's reportable segments.

Adient plc | Form 10-K | 31

Factors Affecting Adient’s Operating Environment

Adient, along with the automotive industry, has experienced significant volatility over the past few years relative to supply chain constraints causing disruptions to customer production schedules, inflationary pressures on raw materials and energy prices, wage inflation caused by constrained labor availability, impacts from geopolitical uncertainties such as the Russia/Ukraine conflict, higher interest rates and foreign currency fluctuations. Although supply chain conditions have steadily improved and certain inflationary pressures have moderated throughout fiscal year 2023, Adient continues to face uncertainties associated with a fragile supply chain environment, rising interest rates and wage inflationary pressures (as evidenced by the UAW strike in the U.S. that started in September 2023), among other macroeconomic factors. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.
Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During fiscal 2023, global light vehicle production increased 7.6% year over year driven by improved production volumes in all regions along with a moderation of supply chain disruptions and certain inflationary factors. The global automotive industry is expecting modest volume growth in the coming year, continues to operate within a fragile supply chain environment and will likely continue to experience inflationary pressures such as wage inflation (as evidenced by the UAW strike in the U.S. that started in September 2023), geopolitical uncertainties, higher interest rates and foreign currency volatility.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
(units in millions)	2023	Change	2022	Change	2021
Global	87.8	7.6%	81.6	2.6%	79.5
North America	15.5	9.9%	14.1	3.7%	13.6
South America	3.0	7.1%	2.8	3.7%	2.7
Europe	17.5	12.2%	15.6	-9.8%	17.3
China	27.3	2.2%	26.7	7.2%	24.9
Asia, excluding China, and Other	24.5	9.4%	22.4	6.7%	21.0

Source: S&P Global, October 2023

Financial Results Summary
Significant aspects of Adient's financial results for fiscal 2023 are summarized below. Adient's financial results for fiscal 2021 include the strategic transactions in China which had a significant impact on the fiscal 2021 financial results. Refer to Note 3, “Acquisitions and Divestitures,” in Part II, Item 8 of this Form 10-K for more information on these transactions.
•Adient recorded net sales of $15,395 million for fiscal 2023, representing an increase of $1,274 million when compared to fiscal 2022. The increase in net sales is attributable to higher overall production volumes in all operating segments and favorable pricing, partially offset by the unfavorable impact of foreign currencies and unfavorable material economics recoveries.
•Gross profit was $1,033 million, or 6.7% of net sales for fiscal 2023 compared to $807 million, or 5.7% of net sales for fiscal 2022. Profitability, including gross profit as a percentage of net sales, was higher due to higher production volumes and favorable pricing, insurance recoveries and favorable business performance, partially offset by unfavorable impacts of material economics.
•Equity income was $84 million for fiscal 2023, which compares to equity income of $75 million for fiscal 2022. The increase is primarily attributable to higher overall production volumes at Adient's partially-owned affiliates in all regions, partially offset by the impact of KEIPER supply agreement modifications executed over the past two fiscal years, and the unfavorable impact of foreign currencies.
Adient plc | Form 10-K | 32

•Net income attributable to Adient was $205 million for fiscal 2023, compared to a loss of $120 million for fiscal 2022. The net income in fiscal 2023 is primarily attributable to higher overall production volumes, favorable pricing and business performance, one-time insurance recoveries, one-time income tax benefit related to the release of certain tax valuation allowances, lower selling, general and administrative expenses, lower net financing charges, and higher equity income, partially offset by unfavorable material economics, higher other pension expense, higher restructuring cost, higher income attributable to noncontrolling interests, and the unfavorable impact of foreign currencies.

Consolidated Results of Operations

	Year Ended September 30,
(in millions)	2023	Change	2022	Change	2021
Net sales	$15,395	9%	$14,121	3%	$13,680
Cost of sales	14,362	8%	13,314	4%	12,854
Gross profit	1,033	28%	807	(2)%	826
Selling, general and administrative expenses	554	(7)%	598	11%	537
Restructuring and impairment costs	40	60%	25	19%	21
Equity income (loss)	84	12%	75	(95)%	1,484
Earnings (loss) before interest and income taxes	523	>100%	259	(85)%	1,726
Net financing charges	195	(9)%	215	(31)%	311
Other pension expense (income)	33	>100%	(10)	58%	(24)
Income (loss) before income taxes	295	>100%	54	(96)%	1,439
Income tax provision (benefit)	—	n/a	94	(62)%	249
Net income (loss)	295	>100%	(40)	>(100%)	1,190
Income (loss) attributable to noncontrolling interests	90	13%	80	(2)%	82
Net income (loss) attributable to Adient	$205	>100%	$(120)	>(100%)	$1,108

Net Sales

	Year Ended September 30,
(in millions)	2023	Change	2022	Change	2021
Net sales	$15,395	9%	$14,121	3%	$13,680

Net sales increased by $1,274 million, or 9%, in fiscal 2023 as compared to fiscal 2022 due to higher overall production volumes in all operating segments ($1,558 million) and net favorable pricing adjustments ($141 million), partially offset by the unfavorable impact of foreign currencies ($301 million) and unfavorable material economics recoveries ($124 million).

Net sales increased by $441 million, or 3%, in fiscal 2022 as compared to fiscal 2021 primarily due to operational footprint changes primarily related to the consolidation of CQADNT in China ($620 million), favorable material economics recoveries ($312 million), and higher overall production volumes despite certain unplanned production stoppages resulting from semiconductor chip shortages and other supply chain disruptions, and despite the impact of the Russia/Ukraine conflict on EMEA production volumes and localized COVID-19 lockdowns in China ($90 million), partially offset by the unfavorable impact of foreign currencies ($568 million) and unfavorable net pricing adjustments ($13 million).

Refer to the segment analysis below for a discussion of segment net sales.

Adient plc | Form 10-K | 33

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2023	Change	2022	Change	2021
Cost of sales	$14,362	8%	$13,314	4%	$12,854
Gross profit	1,033	28%	807	(2)%	826
% of sales	6.7%		5.7%		6.0%

Cost of sales increased by $1,048 million, or 8%, and gross profit increased by $226 million in fiscal 2023 as compared to fiscal 2022. The year-over-year increase in cost of sales was due to higher production volumes ($1,312 million), increased utilities and labor costs along with operating inefficiencies associated with supply chain issues ($104 million), and the impact of prior year gains associated with retrospective recoveries of Brazil indirect tax credits ($29 million), partially offset by the favorable impact of foreign currencies ($282 million), favorable supplier pricing ($69 million), non-recurring current year net benefits largely associated with insurance recoveries ($29 million), the favorable impact of the KEIPER supply agreement modifications ($11 million), and lower depreciation expense ($6 million). Gross profit was favorably impacted by higher overall production volumes, net favorable pricing adjustments, and non-recurring net benefits largely associated with insurance recoveries, partially offset by higher utilities and labor costs, and unfavorable net material economics.

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

Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2023	Change	2022	Change	2021
Selling, general and administrative expenses	$554	(7)%	$598	11%	$537
% of sales	3.6%		4.2%		3.9%

Selling, general and administrative expenses (“SG&A”) in fiscal 2023 decreased by $44 million, or 7%, as compared to fiscal 2022. The-year-over year decrease in SG&A is attributable to the favorable impact of foreign currencies ($12 million), one-time gain on sale of a restructured facility ($10 million), lower transaction costs ($5 million), non-recurring unfavorable prior year costs ($17 million), lower overall engineering and other administrative spending ($15 million), and lower depreciation and amortization expense ($4 million), partially offset by higher compensation expense including stock-based and performance-based incentive compensation costs due in part to the non-recurrence of prior year austerity measures ($19 million).

SG&A in fiscal 2022 increased by $61 million as compared to fiscal 2021. The year-over-year increase in SG&A is attributable to higher overall engineering and other administrative spending in the current year ($36 million), the impact of the fiscal 2021 acquisitions and consolidations of CQADNT and LFADNT ($35 million), the impact of a non-recurring contract related settlement with a customer ($14 million), higher depreciation expense ($7 million), and higher amortization expense attributable to the acquired intangible assets ($7 million). These were offset by lower compensation expense including stock-based and performance-based incentive compensation costs ($12 million), the favorable impact of foreign currencies ($17 million), and lower transaction costs ($11 million).

Refer to the segment analysis below for a discussion of segment profitability.

Adient plc | Form 10-K | 34

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2023	Change	2022	Change	2021
Restructuring and impairment costs	$40	60%	$25	19%	$21

Restructuring and impairment costs were higher by $15 million in fiscal 2023 as compared to fiscal 2022 due primarily to higher levels of restructuring actions taken in EMEA.

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

Equity Income

	Year Ended September 30,
(in millions)	2023	Change	2022	Change	2021
Equity income (loss)	$84	12%	$75	(95)%	$1,484

Equity income was $84 million in fiscal 2023 compared to $75 million in fiscal 2022. The increase is primarily attributable to higher production volumes and favorable operating performance at Adient's partially-owned affiliates ($28 million), one-time gain on divestiture of investment at an affiliate ($4 million), and lower non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates ($2 million), partially offset by the impact of the KEIPER supply agreement modifications executed over the past two fiscal years ($17 million), the unfavorable impact of foreign currencies ($7 million), and restructuring-related activities at certain affiliates ($1 million).

Equity income was $75 million in fiscal 2022 compared to $1,484 million in fiscal 2021. The decrease is primarily attributable to the significant fiscal 2021 gains on divestitures of Adient's interests in certain China joint ventures (YFAS, SJA and others) as well as the fiscal 2021 acquisition of controlling interest in CQADNT and resulting lower equity in fiscal 2022 ($1,376 million), fiscal 2022 non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates in South Africa and China ($10 million), the impact of KEIPER supply agreement modifications ($17 million), the unfavorable impact of foreign currencies ($3 million), higher restructuring charges primarily at Adient's affiliates in China ($5 million), and fiscal 2022 operational interruptions and production stoppages resulting from supply chain disruptions and localized COVID-19 lockdowns in China ($1 million), partially offset by lower purchase accounting amortization ($3 million).

Refer to Note 3, "Acquisitions and Divestitures," and Note 18, "Nonconsolidated Partially-Owned Affiliates," of the notes to the consolidated financial statements for more information.

Net Financing Charges

	Year Ended September 30,
(in millions)	2023	Change	2022	Change	2021
Net financing charges	$195	(9)%	$215	(31)%	$311

Net financing charges decreased by $20 million in fiscal 2023 as compared to fiscal 2022 due to higher premiums paid to tender outstanding debt in the prior year and higher accelerated expensing of deferred financing costs in the prior year.

Net financing charges decreased in fiscal 2022 as compared to fiscal 2021 as a result of lower levels of outstanding debt, higher amounts of premiums paid to tender outstanding debt and higher levels of accelerated expense of deferred financing costs in fiscal 2021 associated with the pay-down of debt.
Adient plc | Form 10-K | 35

Refer to Note 9, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for information related to the components of Adient's net financing charges.

Other Pension Expense (Income)

	Year Ended September 30,
(in millions)	2023	Change	2022	Change	2021
Other pension expense (income)	$33	>100%	$(10)	58%	$(24)

Other pension expense (income) consists of mark-to-market adjustments of Adient's retirement plans and non-service components of Adient's net periodic pension costs. Other pension expense was higher by $43 million in fiscal 2023 as compared to fiscal 2022 due primarily to a $19 million current year mark-to-market loss (compared to a $8 million gain in fiscal 2022), an $8 million curtailment loss primarily associated with employee termination benefit plans in the Americas segment, and higher pension interest expense. The lower fiscal 2022 (income) compared to fiscal 2021 is due primarily to a lower pension mark-to-market gain ($8 million) and a lower expected return on plan assets ($4 million). Refer to Note 14, "Retirement Plans," of the notes to the consolidated financial statements for information related to the components of Adient's net periodic pension costs.

Income Tax Provision

	Year Ended September 30,
(in millions)	2023	Change	2022	Change	2021
Income tax provision (benefit)	$—	n/a	$94	(62)%	$249

The fiscal 2023 income tax expense of $0 million was lower than the Irish statutory rate of 12.5% primarily due to the release of valuation allowances in Mexico, partially offset by the inability to recognize a tax benefit for losses in jurisdictions with valuation allowances, the repatriation of foreign earnings, and foreign tax rate differentials.

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

Given current earnings and anticipated future earnings at certain subsidiaries, Adient believes that there is a reasonable possibility that sufficient positive evidence may become available that would allow the release of all, or a portion of, valuation allowances at certain subsidiaries within the next twelve months. A release of valuation allowances, if any, would result in the recognition of certain deferred tax assets which could generate a material income tax benefit for the period in which such release is recorded.

As a result of Adient's fiscal 2023 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined it was more likely than not that certain deferred tax assets in Mexico would be realizable and recorded an income tax benefit of $114 million to release valuation allowances. In addition, Adient determined it was necessary to release valuation allowances and establish valuation allowances in other jurisdictions that did not have a material impact on Adient’s financial statements. Adient continues to record valuation allowances on certain deferred tax assets in Germany, Hungary, Luxembourg, Mexico, Poland, Spain, the United Kingdom, the U.S. and other jurisdictions as it remains more likely than not that they will not be realized.

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

Adient plc | Form 10-K | 36

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

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2023	Change	2022	Change	2021
Income attributable to noncontrolling interests	$90	13%	$80	(2)%	$82

The $10 million increase in income attributable to noncontrolling interests in fiscal 2023 as compared to fiscal 2022 is primarily attributable to higher production volumes at affiliates in various jurisdictions.

The $2 million decrease in income attributable to noncontrolling interests for fiscal 2022 is attributable to lower income due to operational inefficiencies resulting from unplanned production stoppages including higher freight at affiliates in various jurisdictions.

Net Income (Loss) Attributable to Adient

	Year Ended September 30,
(in millions)	2023	Change	2022	Change	2021
Net income (loss) attributable to Adient	$205	>100%	$(120)	>(100%)	$1,108

Adient plc | Form 10-K | 37

Net income attributable to Adient was $205 million in fiscal 2023, compared to $120 million of net loss attributable to Adient in fiscal 2022. The higher net income in fiscal 2023 is primarily attributable to higher overall production volumes, favorable pricing and business performance, one-time insurance recoveries, one-time income tax benefit related to the release of certain tax valuation allowances, lower SG&A expenses, lower net financing charges, and higher equity income, partially offset by unfavorable material economics, higher other pension expense, higher restructuring cost, higher income attributable to noncontrolling interests, and the unfavorable impact of foreign currencies.

Net loss attributable to Adient was $120 million for fiscal 2022, compared to net income attributable to Adient of $1,108 million for fiscal 2021. The fiscal 2022 net loss attributable to Adient is primarily due to lower equity income attributable to fiscal 2021 one-time gains on divestitures of Adient's interests in certain China joint ventures as described above, fiscal 2022 operational inefficiencies resulting from unplanned production stoppages including higher freight and other supply chain disruptions, the impact of the Russia/Ukraine conflict on EMEA production volumes and higher energy costs, the impact of localized COVID-19 lockdowns in China, and higher overall engineering and other administrative spending, partially offset by the favorable impact of operational footprint changes primarily related to the consolidation of CQADNT in China, favorable material economics recoveries, lower net financing charges, and lower income tax expense.

Comprehensive Income Attributable to Adient

	Year Ended September 30,
(in millions)	2023	Change	2022	Change	2021
Comprehensive income (loss) attributable to Adient	$208	>100%	$(338)	>(100%)	$1,146

Comprehensive income attributable to Adient was $208 million in fiscal 2023 compared to $338 million of comprehensive loss in fiscal 2022. The increase of $546 million is due primarily to higher net income ($335 million), the favorable impact of foreign currency translation adjustments resulting from the overall weakening of U.S. dollar against certain other major currencies ($233 million) and the impact of realized and unrealized gains on derivatives ($21 million), partially offset by higher comprehensive income attributable to noncontrolling interests ($42 million).

Comprehensive loss attributable to Adient was $338 million for fiscal 2022 compared to comprehensive income attributable to Adient for fiscal 2021 of $1,146 million. The comprehensive loss in fiscal 2022 is attributable to lower net income due to fiscal 2021 one-time gains on the divestitures of Adient’s interest in certain China joint ventures ($1,230 million), the unfavorable impact in foreign currency translation adjustments resulting from overall strengthening of U.S. dollar against virtually all other currencies ($266 million), less favorable impact in realized and unrealized losses on derivatives ($20 million), partially offset by the decrease in comprehensive income attributable to noncontrolling interests ($32 million).

Segment Analysis

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) EMEA and 3) Asia.

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, restructuring and impairment costs, restructuring related-costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items. Also, certain corporate-related
Adient plc | Form 10-K | 38

costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.

	Year Ended September 30,
(in millions)	2023	2022	2021
Net Sales
Americas	$7,220	$6,557	$6,164
EMEA	5,195	4,764	5,564
Asia	3,085	2,926	2,123
Eliminations	(105)	(126)	(171)
Total net sales	$15,395	$14,121	$13,680

	Year Ended September 30,
(in millions)	2023	2022	2021
Adjusted EBITDA
Americas	$336	$242	$232
EMEA	232	138	277
Asia	464	383	486
Corporate-related costs (1)	(94)	(88)	(78)
Restructuring and impairment costs (2)	(40)	(25)	(21)
Purchase accounting amortization (3)	(52)	(54)	(50)
Restructuring related activities (4)	2	(6)	(9)
Gain on business divestitures, primarily related to the Yanfeng transaction (5)	—	—	1,188
Depreciation	(290)	(298)	(285)
Stock based compensation	(34)	(29)	(36)
Other items (6)	(1)	(4)	22
Earnings (loss) before interest and income taxes	523	259	1,726
Net financing charges	(195)	(215)	(311)
Other pension income (expense)	(33)	10	24
Income (loss) before income taxes	$295	$54	$1,439

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

(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420 along with restructuring costs at partially owned affiliates recorded within equity income. Fiscal 2023 includes a $10 million gain on the sale of a restructured facility in Americas.

Adient plc | Form 10-K | 39

(5) Fiscal 2021 includes a $5 million loss on sale of non-core assets in Asia, a gain associated with the 2021 Yanfeng Transaction of $1,160 million, and a gain of $33 million on the sale of Adient's interest in SJA. All of these impacts have been recorded within the equity income line in the consolidated statements of income.

(6) Fiscal 2023 reflects $3 million and $3 million of non-cash impairment related to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively, and $3 million of transaction costs, partially offset by $4 million of one-time divestiture gain at an affiliate, and $4 million of a gain associated with the retrospective recovery of indirect tax credits in Brazil. Fiscal 2022 includes $3 million and $7 million of non-cash impairments of certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively, $8 million of transaction costs, a $14 million charge related to a non-recurring contract related settlement, $1 million of allowance for doubtful accounts resulting from the withdrawal from and sale of operations in Russia, and $2 million of loss on finalization of asset sale in Turkey, partially offset by a gain of $32 million associated with the retrospective recovery of indirect tax credits in Brazil. Fiscal 2021 reflects a gain of $38 million associated with the retrospective recovery of indirect tax credits in Brazil (of which $36 million relates to recoveries covering the past 20 years and is adjusted out of Americas' segment results), and a $5 million gain on previously held interest at YFAS in an affiliate, partially offset by $19 million of transaction costs.

Americas

	Year Ended September 30,
(in millions)	2023	Change	2022	Change	2021
Net sales	$7,220	10%	$6,557	6%	$6,164
Adjusted EBITDA	$336	39%	$242	4%	$232

Net sales increased in fiscal 2023 by $663 million primarily as a result of higher current year production volumes ($669 million) and favorable net pricing adjustments ($73 million), partially offset by the unfavorable impact of material economics recoveries ($79 million).

Adjusted EBITDA increased in fiscal 2023 by $94 million due to higher current year production volumes ($93 million), net material margin improvements including the impact of the KEIPER supply agreement modifications ($79 million), non-recurring net benefits associated with insurance recoveries ($13 million), and higher equity income ($1 million), partially offset by higher labor, utility and launch costs ($58 million), unfavorable material economics, net of recoveries ($17 million), higher administrative and engineering expense due in part to the non-recurrence of prior year austerity measures ($8 million), and the unfavorable impact of foreign currencies ($9 million).

Net sales increased in fiscal 2022 by $393 million as a result of higher production volumes despite certain unplanned production stoppages primarily resulting from semiconductor chip shortages and other supply chain disruptions ($278 million), the favorable impact of material economics recoveries ($179 million), and the favorable impact of foreign currencies ($2 million), partially offset by unfavorable net pricing adjustments ($45 million) and the impact of operational footprint changes ($21 million).

Adjusted EBITDA increased in fiscal 2022 by $10 million due to operational performance improvements ($62 million), lower administrative and engineering expense ($20 million), the favorable impact of KEIPER supply agreement modifications ($14 million), higher fiscal 2022 production volumes ($12 million), the favorable impact of foreign currencies ($8 million), and higher equity income ($3 million), partially offset by higher freight costs ($55 million), lower levels of net pricing adjustments ($34 million), unfavorable material economics, net of recoveries ($15 million), and the impact of operational footprint changes ($5 million).

EMEA

	Year Ended September 30,
(in millions)	2023	Change	2022	Change	2021
Net sales	$5,195	9%	$4,764	(14)%	$5,564
Adjusted EBITDA	$232	68%	$138	(50)%	$277

Adient plc | Form 10-K | 40

Net sales increased in fiscal 2023 by $431 million primarily as a result of higher current year production volumes ($511 million), and net favorable pricing adjustments ($87 million), partially offset by the unfavorable impact of foreign currency ($124 million) and the unfavorable impact of material economics recoveries ($43 million).

Adjusted EBITDA increased in fiscal 2023 by $94 million due primarily to net material margin improvements ($117 million), higher current year production volumes ($81 million), non-recurring net benefits associated with insurance recoveries ($17 million), the favorable impact of foreign currencies ($22 million), higher equity income ($4 million), and lower administrative and engineering expense ($6 million), partially offset by unfavorable material economics, net of recoveries ($111 million) and higher input costs including freight, labor and utilities ($42 million).

Net sales decreased in fiscal 2022 by $800 million primarily as a result of operational interruptions due to certain unplanned production stoppages resulting from semiconductor chip shortages and other supply chain disruptions along with the negative impact of the Russia/Ukraine conflict on EMEA production volumes ($362 million), the unfavorable impact of foreign currency ($466 million), the impact of operational footprint changes ($129 million), partially offset by the favorable impact of material economics recoveries ($115 million), and favorable net pricing adjustments ($42 million).

Adjusted EBITDA decreased in fiscal 2022 by $139 million due primarily to lower fiscal 2022 production volumes as explained above ($88 million), increased utilities, labor and freight costs along with other operating inefficiencies associated with lower volumes ($71 million), the impact of operational footprint changes ($27 million), the unfavorable impact of foreign currencies ($20 million), and higher administrative and engineering expense ($1 million), partially offset by favorable net pricing adjustments ($66 million), and favorable material economics, net of recoveries ($2 million).

Asia

	Year Ended September 30,
(in millions)	2023	Change	2022	Change	2021
Net sales	$3,085	5%	$2,926	38%	$2,123
Adjusted EBITDA	$464	21%	$383	(21)%	$486

Net sales increased in fiscal 2023 by $159 million due to higher production volume and mix ($360 million), partially offset by the unfavorable impact of foreign currencies ($180 million), net unfavorable pricing adjustments ($19 million), and the unfavorable impact of material economics recoveries ($2 million).

Adjusted EBITDA increased in 2023 by $81 million due primarily to favorable volume and mix ($72 million), net material margin improvements including the impact of the KEIPER supply agreement modifications and including certain favorable pricing adjustments in China that are non-recurring ($25 million), higher equity income at partially-owned affiliates ($13 million), favorable operating performance ($17 million), and favorable impact of material economics, net of recoveries ($4 million), partially offset by the unfavorable impact of foreign currencies ($26 million), the impact of the KEIPER supply agreement modifications on equity income ($18 million), and higher administrative and engineering expense ($6 million).

Net sales increased in fiscal 2022 by $803 million due to the impact of operational footprint changes in China primarily related to the consolidation of CQADNT ($770 million), favorable volume and mix ($153 million), and the favorable impact of material economics recoveries ($18 million), partially offset by the unfavorable impact of foreign currencies ($128 million), and unfavorable net pricing adjustments ($10 million).

Adjusted EBITDA decreased in fiscal 2022 by $103 million due primarily to operational footprint changes including the impact of the 2021 Yanfeng Transaction ($75 million), operating inefficiencies including freight and labor economics, and launch timing ($27 million), lower equity income due to the impact of KEIPER supply agreement modifications ($17 million), the unfavorable impact of foreign currencies ($15 million), higher administrative and engineering expense ($6 million), lower equity income due to lower volumes primarily at Adient's affiliates in China attributable to the COVID-19 lockdowns ($4 million), and the unfavorable impact of material economics, net of recoveries ($2 million), partially offset by favorable volume and mix despite the impact of localized COVID-19 lockdowns in China during the second quarter of fiscal 2022 ($30 million), and favorable net pricing adjustments which includes $9 million of a non-recurring settlement in China ($13 million).

Adient plc | Form 10-K | 41

Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. During fiscal 2023, Adient also announced a share repurchase authorization (up to $600 million) with no expiration date, wherein Adient expects to take a measured approach as to the timing and amount of share repurchases as part of its assessment of the most effective use of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below and refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for discussion of financing arrangements. Refer to Note 3, "Acquisitions and Divestitures," for more information on strategic transactions that have provided significant liquidity that allowed for additional voluntary debt pay down in fiscal 2022 and 2021. Following the first quarter of fiscal 2019 dividend payout, Adient suspended future dividends. Adient believes that its current financials resources will be sufficient to fund its liquidity requirements for at least the next twelve months.

Indebtedness

Adient US LLC (“Adient US”), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient paid $7 million in debt issuance costs for the amended ABL Credit Facility and will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of September 30, 2023, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of approximately $900 million (net of $12 million of letters of credit).

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a senior secured term loan facility (the “Term Loan B Agreement”) that had an outstanding balance of $988 million as of September 30, 2022. During fiscal 2023, Adient prepaid $350 million of the Term Loan B Agreement principal, and wrote off $2 million of previously deferred financing costs to net financing charges. As of September 30, 2023, the remaining balance of this debt was $635 million, maintained fully at Adient Global Holdings S.à r.l., which is due at final maturity on April 8, 2028. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 3.25%. The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. In April 2023, the Term Loan B Agreement was amended to replace the LIBOR base rate with Term SOFR.

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

Adient plc | Form 10-K | 42

During fiscal 2023, Adient Global Holdings Ltd. (“AGH”), a wholly-owned subsidiary of Adient, issued (i) $500 million (net proceeds of $494 million) in aggregate principal amount of 7% senior secured notes due 2028 and (ii) $500 million (net proceeds of $494 million) in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes will be paid on April 15 and October 15 each year, beginning on October 15, 2023. These notes contain covenants that are usual and customary. The total net proceeds of $988 million along with cash on hand were used primarily to redeem $350 million of the senior secured term loan facility under the Term Loan B Agreement as described above, and repurchase €700 million ($743 million) of the 3.50% unsecured notes due 2024 as described below. Adient paid $16 million in debt issuance costs for these new debt issuances.

AGH previously maintained $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. Adient redeemed $103 million and $2 million during fiscal 2020 and 2021, respectively, resulting in a remaining balance of $795 million as of September 30, 2023 and 2022.

AGH also previously maintained €1.0 billion aggregate principal amount of 3.50% unsecured notes due in August 2024. During fiscal 2022, Adient repurchased €177 million ($198 million) of the 3.50% unsecured notes due 2024 at a premium of €3 million ($4 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €1 million ($1 million) of previously deferred financing costs to net financing charges, resulting in a remaining balance of €823 million ($809 million) as of September 30, 2022. During fiscal 2023, Adient repurchased an additional €700 million ($743 million) of the 3.50% unsecured notes due 2024 at a premium of €7 million ($7 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €2 million ($2 million) of previously deferred financing costs to net financing charges. As of September 30, 2023, the remaining balance of this debt was €123 million ($130 million) and is classified as current portion of long-term debt on the consolidated statement of financial position.

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, previously maintained €135 million ($156 million) in an unsecured term loan from the European Investment Bank (EIB) due in 2022. The loan bore interest at the 6-month EURIBOR rate plus 158 basis points. During fiscal 2021, Adient repaid $36 million of the EIB loan, triggered in part by the redemption of debt and the sale of the fabrics business in the prior year. Adient fully repaid the remaining balance of the EIB loan in May 2022 upon its maturity.

In April 2020, Adient US issued $600 million (net proceeds of $591 million) aggregate principal amount of 9.00% Senior First Lien Notes due 2025. In fiscal 2022, Adient repurchased the full $600 million of 9.00% Senior First Lien Notes due 2025 at a premium of $34 million plus $19 million of accrued and unpaid interest, and expensed $7 million of previously deferred financing costs to net financing charges.

Sources of Cash Flows

	Year Ended September 30,
(in millions)	2023	2022	2021
Cash provided (used) by operating activities	$667	$274	$260
Cash provided (used) by investing activities	(229)	484	347
Cash provided (used) by financing activities	(271)	(1,273)	(770)
Capital expenditures	(252)	(227)	(260)

Cash flows from operating activities

Fiscal 2023 compared to Fiscal 2022: The increase in cash flows from operating activities is primarily due to the higher net income attributable to Adient in fiscal 2023 and favorable overall changes to working capital year-over-year due to lower levels of inventory and higher levels of current liabilities. See the working capital section below for further information on changes in working capital.

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
Adient plc | Form 10-K | 43

Cash flows from investing activities

Fiscal 2023 compared to Fiscal 2022: The increase in cash used by investing activities is primarily related to the non-recurrence of the prior year cash inflows associated with business divestitures including the $651 million of proceeds received related to the 2021 Yanfeng Transaction, $46 million in proceeds received from the sale of the assets in Turkey, and the collection of $41 million of deferred proceeds from the sale of Adient's interest in YFAI as part of the 2020 Yanfeng Transaction. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

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

Cash flows from financing activities

Fiscal 2023 compared to Fiscal 2022: The decrease in cash used by financing activities is attributable to prior year financing activities. This includes repayment of long-term debt of $744 million (including $34 million of premiums), amounts paid to acquire the noncontrolling interest of CQADNT ($153 million), and higher dividend payments to noncontrolling interests. These are partially offset by current year debt refinancing activities totaling $102 million and common stock repurchases of $65 million.

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

Capital expenditures

Fiscal 2023 compared to Fiscal 2022: A $25 million increase in capital expenditures is primarily associated with new program launches particularly in EMEA and Asia, and additional investments in continuous improvement initiatives in all regions.

Fiscal 2022 compared to Fiscal 2021: Capital expenditures decreased year-over-year based on timing of program spend on product launches and continued tightening of overall spending.

Working capital

(in millions)	September 30, 2023	September 30, 2022
Current assets	$4,316	$4,163
Current liabilities	3,738	3,501
Working capital	$578	$662

Working capital decreased by $84 million due to decreases in inventories and increases in accounts payable and current portion of long-term debt, partially offset by increases in cash and other current assets. All such activity was in line with higher sales and related production volumes in fiscal 2023 or due to contractual related maturities.

Adient plc | Form 10-K | 44

Off-Balance Sheet Arrangements
Adient enters into supply chain financing programs in domestic and certain foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2023 and 2022, $170 million and $269 million have been funded under these programs, respectively.

Contractual Obligations
A summary of Adient's significant contractual obligations as of September 30, 2023:

(in millions)	Total	2024	2025-2026	2027-2028	Beyond 2029
Long-term debt	$2,564	$132	$797	$1,135	$500
Interest on long-term debt	875	175	340	236	124
Operating leases	286	88	104	49	45
Purchase obligations (1)	376	251	10	36	79
Pension contributions	100	20	18	16	46
Total contractual cash obligations	$4,201	$666	$1,269	$1,472	$794

(1) Primarily consists of commitments for production materials and other supply items, as well as $102 million of committed capital expenditures.

Effects of Inflation and Changing Prices
The effects of inflation have historically not been significant to Adient's results of operations. Generally, Adient has been able to implement operating efficiencies to sufficiently offset cost increases, which over time have been moderate. The automotive industry has recently experienced a period of significant volatility in commodity and other input costs, including steel, petrochemical, freight, energy and labor costs. This price volatility may continue into the future as demand increases and/or supply is constrained. Price volatility has resulted in an overall increase of input costs for Adient that may not be, or may only be partially, offset through customer negotiations. During fiscal 2024, commodity prices and availability could fluctuate throughout the year and significantly affect Adient's results of operations.

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

Revenue Recognition

Adient records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. Adient delivers products and records revenue pursuant to commercial agreements with its customers generally in the form of an approved purchase order, including the effects of contractual customer price productivity. Adient does negotiate discrete price changes with its customers, which are generally the result of unique commercial issues between Adient and its customers. Adient records amounts associated with discrete price changes as a reduction to revenue when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable. Adient records amounts associated with discrete price changes as an increase to revenue upon execution of a legally enforceable contractual agreement and when collectability is reasonably assured. Refer to Note 1, "Organization and Summary of Significant Accounting Policies," and Note 2, "Revenue Recognition," of the notes to the consolidated financial statements for more information.

Adient plc | Form 10-K | 45

Impairment of Goodwill, Other Long-lived Assets and Investments in Partially Owned Affiliates

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third-party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient uses the income approach in which discounted cash flow analyses are used to derive estimates of fair value of each reporting unit. Multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics are also used in developing estimated fair values. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows and appropriate discount rates (based on weighted average cost of capital ranging from 17.0% to 20.5% at September 30, 2023) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium.

The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections considered the impact of the various issues causing the volatility in the automotive industry such as wage inflationary pressures and higher interest rates. As a result of the tests, there was no goodwill impairment recorded during the fourth quarter of fiscal 2023. A change in any of these estimates and assumptions could produce significantly lower fair values of Adient’s reporting units, which could have a material impact on its results of operations. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for additional information.

Adient reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Adient conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires Adient to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing as part of their asset group if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. No triggering events were identified during fiscal 2023 and 2022.

Adient monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If Adient determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. During fiscal 2023, Adient concluded that indicators of other-than-temporary impairment were present related to two nonconsolidated partially-owned affiliates, and recorded a $6 million ($3 million in Asia and $3 million in EMEA) non-cash impairment as a result. During fiscal 2022, Adient entered into agreements, whereby Adient would sell its interests in two joint ventures in China held directly by Adient, each of which represented 25% of their total issued and outstanding equity interests, for $3 million. As a result, Adient concluded that indicators of other-than-temporary impairment were present related to the investments in these joint ventures, and recorded a non-cash impairment charge of $3 million. Also during fiscal 2022, Adient concluded that indicators of other-than-temporary impairment were present related to a partially-owned affiliate in South Africa as Adient pursued a sale of a portion of its interest in the joint venture and recorded a non-cash impairment charge of $6 million. Refer to Note 18, "Nonconsolidated Partially-Owned Affiliates," of the notes to the consolidated financial statements for additional information.

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
Adient plc | Form 10-K | 46

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

Adient considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, Adient uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension plans, Adient uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension, Adient consistently uses the relevant country specific benchmark indices for determining the various discount rates. Adient's discount rate on U.S. pension plans was 5.87% and 5.51% at September 30, 2023 and 2022, respectively. Adient's weighted average discount rate on non-U.S. plans was 5.60% and 4.98% at September 30, 2023 and 2022, respectively.

In estimating the expected return on plan assets, Adient considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans' invested assets. Reflecting the relatively long-term nature of the plans' obligations, approximately 60% of the plans' assets are invested in fixed income securities and 15% in equity securities, with the remainder primarily invested in alternative investments. For fiscal years 2023 and 2022, Adient's expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 6.75% and 6.75% respectively. The actual rate of return on U.S. pension plans was above 6.75% in fiscal 2023 and was below 6.75% in fiscal 2022. For fiscal years 2023 and 2022, Adient's weighted average expected long-term return on non-U.S. pension plan assets was 4.53% and 3.20%, respectively. The actual rate of return on non-U.S. pension plans was below 4.53% in fiscal 2023 and was above 3.20% in fiscal 2022.

For fiscal 2024, Adient estimates the long-term rate of return will approximate 6.75% and 4.95% for U.S. pension and non-U.S. pension plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If Adient's actual returns on plan assets are less than Adient's expectations, additional contributions may be required.

In fiscal 2023, total Adient contributions to the defined benefit pension plans were $17 million. Adient expects to contribute at least $20 million in cash to its defined benefit pension plans in fiscal 2024.

Based on information provided by its independent actuaries and other relevant sources, Adient believes that the assumptions used are reasonable; however, changes in these assumptions could impact Adient's financial position, results of operations or cash flows.

The following table illustrates estimated increases (decreases) in projected benefit obligation (“PBO”) and net periodic benefit cost excluding changes in mark-to-market adjustments and settlement charges (“NPBC”) as of September 30, 2023 and for fiscal 2023 assuming a decrease of 100 basis points in the discount rate and expected return on plan assets.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
(in millions)	Change in PBO	Change in NPBC	Change in PBO	Change in NPBC
100 basis point decrease in discount rate	$1	$—	$40	$(2)
100 basis point decrease in expected return on plan assets	N/A	—	N/A	3
Refer to Note 14, "Retirement Plans," of the notes to consolidated financial statements for more information on Adient's pension plans.

Adient plc | Form 10-K | 47

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

During fiscal 2023, Adient committed to a restructuring plan (“2023 Plan”) of $39 million. Adient also recorded additional charges totaling $1 million related to prior year plans. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. Adient estimated that upon completion of the restructuring actions, the fiscal 2023 restructuring plan would reduce annual operating costs by approximately $30 million, which was primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 15% would result in net savings. The restructuring actions are expected to be substantially completed by fiscal 2025.

During fiscal 2022, Adient committed to a restructuring plan (“2022 Plan”) of $25 million that was offset by $10 million of prior year underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA and Americas. Adient estimated that upon completion of the restructuring actions, the fiscal 2022 restructuring plan would reduce annual operating costs by approximately $30 million, which was primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 30% would result in net savings. The restructuring actions were substantially completed by fiscal 2023.

During fiscal 2021, Adient committed to a restructuring plan (“2021 Plan”) of $27 million that was offset by $16 million of prior year underspend. Of the restructuring costs recorded, $23 million related to the EMEA segment, $3 million related to the Americas segment, and $1 million related to the Asia segment. The restructuring actions related to cost reduction initiatives and consist primarily of workforce reductions and lease contract terminations. Adient estimated that upon completion of the restructuring actions, the fiscal 2021 restructuring plan would reduce annual operating costs by approximately $23 million, which was primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced
Adient plc | Form 10-K | 48

employee-related costs, of which approximately 20%-30% would result in net savings. The restructuring actions were substantially completed by fiscal 2023.

New Accounting Pronouncements

See Note 1, “Organization and Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for a discussion of new accounting pronouncements.
Adient plc | Form 10-K | 49

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Foreign Currency Risk Management

Adient regularly reviews its underlying foreign exchange and interest rate exposures, both on a stand-alone basis and in conjunction with applicable derivative hedge positions. Given the effective horizons of Adient's risk management activities and the anticipatory nature of the exposures, there is no assurance the “derivative hedge” positions will offset more than a portion of the financial impact resulting from movements in Adient's underlying foreign exchange or interest rate exposures. Further, the recognition of the gains and losses related to these instruments may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect Adient's financial condition and operating results.

Adient selectively uses derivative instruments to reduce market risk associated with changes in foreign currency. All hedging transactions were authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes. At the inception of the hedge, Adient assesses the effectiveness of the hedge instrument and designates the hedge instrument as either (1) a hedge of a recognized asset or liability or of a recognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an unrecognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a non-U.S. operation (a net investment hedge). Adient performs hedge effectiveness testing on an ongoing basis depending on the type of hedging instrument used. All other derivatives not designated as hedging instruments under ASC 815, “Derivatives and Hedging,” are revalued in the consolidated statements of income.

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

For all designated net investment hedges, Adient assessed its net investment position in non-U.S. operations and compared it with the outstanding net investment hedge principal on a quarterly basis. All hedges are deemed highly effective if the aggregate outstanding principal of the hedge instrument designated as the net investment hedge in a non-U.S. operation is between 80% and 125% of its net investment position in respective non-U.S. operations.

Further details are provided in Part II, Item 8 of this Annual Report in the notes to consolidated financial statements. A discussion of Adient's accounting policies for derivative financial instruments is included in Note 1, “Organization and Summary of Significant Accounting Policies,” and further disclosure relating to derivatives and hedging activities is included in Note 10, “Derivative Instruments and Hedging Activities,” and Note 11, “Fair Value Measurements,” of the notes to consolidated financial statements.

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

Further details regarding Adient's debt and financing arrangements are provided in Note 9, “Debt and Financing Arrangements,” of the notes to consolidated financial statements.

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

On an annual basis, Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Adient primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. During fiscal 2023, Adient had hedge contracts outstanding with the aim of hedging balance sheet items, or with the aim of hedging forecasted commitments. Foreign exchange contracts hedging balance sheet items are marked-to-market through the income statement, while foreign exchange contracts to hedge forecasted commitments are designated in a hedge relationship as a cash flow hedge. These are marked-to-market through other comprehensive income when effective.

Adient's euro-denominated bond and certain foreign currency forward contracts have been designated to selectively hedge portions of Adient's net investments in Europe and China. The currency effects of its euro-denominated bond and foreign currency forward contracts are reflected in the accumulated other comprehensive income account (“AOCI”) within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investments in Europe and China. As of September 30, 2023, the €123 million ($130 million) aggregate principal amount of 3.50% euro-denominated unsecured notes due August 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe.

At September 30, 2023 and 2022, Adient estimates that the fair value of outstanding foreign exchange contracts would have been adversely impacted by approximately $47 million and $31 million, respectively, from an unfavorable 10% change in all applicable foreign currency exchange rates versus the U.S. Dollar. In practice, such a change would generally be offset by an opposing fair value change of the underlying asset, liability or transaction.

Commodity Risk

Adient's exposures to market risk from changes in the price of production material are managed primarily through indexing arrangements and negotiations with suppliers and customers, although not all customer commodity exposures are covered by indexing arrangements and there can be no assurance that Adient will otherwise be able to recover all such costs. Adient’s current indexing arrangements with its customers typically provide for partial recovery of commodity price changes on a lag of 3 months to, in some cases, more than 12 months between cost occurrence and partial recovery. Adient continues to evaluate its arrangements with its customers and to pursue negotiated commercial settlements related to commodity pricing matters. Adient evaluates from time to time derivatives available in the marketplace and may decide to utilize derivatives in the future to manage select commodity risks if acceptable hedging instruments and counterparties are identified for its exposure level at that time, as well as the effectiveness of the financial hedge among other factors.

Adient plc | Form 10-K | 51

Item 8.	Financial Statements and Supplementary Data

Adient plc | Form 10-K | 52

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adient plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Adient plc and its subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Adient plc | Form 10-K | 53

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

Annual Goodwill Impairment Assessment

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance, which is comprised of the Americas, EMEA and Asia reporting units (collectively, “the reporting units”), was $2,094 million as of September 30, 2023. Management reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Fair value of the reporting units is estimated using an income approach utilizing discounted cash flow analyses. This method requires management to make assumptions about estimates of the revenue and the operating margins, as well as the discount rates.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of the operating margins for the Americas reporting unit, estimates of the operating margins as well as the discount rate for the EMEA reporting unit, and estimates of the revenue for the Asia reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow analyses; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analyses; and (iv) evaluating the reasonableness of the significant assumptions used by management related to estimates of the operating margins for the Americas reporting unit, estimates of the operating margins as well as the discount rate for the EMEA reporting unit, and estimates of the revenue for the Asia reporting unit. Evaluating management’s assumptions related to estimates of the revenue and the operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with relevant industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow analyses and the reasonableness of the discount rate.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
November 17, 2023

We have served as the Company’s auditor since 1957.

Adient plc | Form 10-K | 54

Adient plc
Consolidated Statements of Income (Loss)

	Year Ended September 30,
(in millions, except per share data)	2023	2022	2021
Net sales	$15,395	$14,121	$13,680
Cost of sales	14,362	13,314	12,854
Gross profit	1,033	807	826
Selling, general and administrative expenses	554	598	537
Loss on business divestitures - net	—	—	26
Restructuring and impairment costs	40	25	21
Equity income (loss)	84	75	1,484
Earnings (loss) before interest and income taxes	523	259	1,726
Net financing charges	195	215	311
Other pension expense (income)	33	(10)	(24)
Income (loss) before income taxes	295	54	1,439
Income tax provision (benefit)	—	94	249
Net income (loss)	295	(40)	1,190
Income (loss) attributable to noncontrolling interests	90	80	82
Net income (loss) attributable to Adient	$205	$(120)	$1,108

Earnings per share:
Basic	$2.17	$(1.27)	$11.76
Diluted	$2.15	$(1.27)	$11.58

Shares used in computing earnings per share:
Basic	94.5	94.8	94.2
Diluted	95.4	94.8	95.7

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 55

Adient plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2023	2022	2021
Net income (loss)	$295	$(40)	$1,190
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17)	(250)	16
Realized and unrealized gains (losses) on derivatives	21	—	20
Pension and postretirement plans	—	1	1
Other comprehensive income (loss)	4	(249)	37
Total comprehensive income (loss)	299	(289)	1,227
Comprehensive income (loss) attributable to noncontrolling interests	91	49	81
Comprehensive income (loss) attributable to Adient	$208	$(338)	$1,146

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 56

Adient plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except share and per share data)	2023	2022
Assets
Cash and cash equivalents	$1,110	$947
Accounts receivable, less allowance for doubtful accounts of $15 and $21, respectively	1,874	1,852
Inventories	841	953
Other current assets	491	411
Current assets	4,316	4,163
Property, plant and equipment - net	1,382	1,377
Goodwill	2,094	2,057
Other intangible assets - net	408	467
Investments in partially-owned affiliates	303	286
Assets held for sale	7	11
Other noncurrent assets	914	797
Total assets	$9,424	$9,158
Liabilities and Shareholders' Equity
Short-term debt	$2	$3
Current portion of long-term debt	132	11
Accounts payable	2,526	2,478
Accrued compensation and benefits	400	340
Restructuring reserve	51	60
Other current liabilities	627	609
Current liabilities	3,738	3,501
Long-term debt	2,401	2,564
Pension benefits	92	88
Other noncurrent liabilities	590	585
Long-term liabilities	3,083	3,237
Commitments and Contingencies (Note 19)
Redeemable noncontrolling interests	57	45
Preferred shares issued, par value $0.001; 100,000,000 shares authorized zero shares issued and outstanding at September 30, 2023	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 93,697,704 shares issued and outstanding at September 30, 2023	—	—
Additional paid-in capital	3,973	4,026
Retained earnings (accumulated deficit)	(903)	(1,108)
Accumulated other comprehensive income (loss)	(842)	(845)
Shareholders' equity attributable to Adient	2,228	2,073
Noncontrolling interests	318	302
Total shareholders' equity	2,546	2,375
Total liabilities and shareholders' equity	$9,424	$9,158

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 57

Adient plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2023	2022	2021
Operating Activities
Net income (loss) attributable to Adient	$205	$(120)	$1,108
Income attributable to noncontrolling interests	90	80	82
Net income (loss)	295	(40)	1,190
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	290	298	285
Amortization of intangibles	50	52	45
Pension and postretirement benefit expense (benefit)	38	(2)	(16)
Pension and postretirement contributions, net	(17)	(16)	(23)
Equity in earnings of partially-owned affiliates, net of dividends received (includes purchase accounting amortization of $2, $2 and $5, respectively)	(34)	4	44
(Gain) on sale of / impairment of nonconsolidated partially owned affiliates	6	10	(1,188)
Premium paid on repurchase of debt	7	38	50
Retrospective recoveries of Brazil indirect tax credits	—	(29)	(38)
Derivative loss on the 2021 Yanfeng Transaction	—	3	30
Deferred income taxes	(124)	5	40
Non-cash restructuring and impairment charges	—	14	11
Equity-based compensation	34	29	36
Other	(4)	17	21
Changes in assets and liabilities:
Receivables	16	(576)	483
Inventories	126	(62)	(263)
Other assets	(26)	32	82
Restructuring reserves	(53)	(57)	(136)
Accounts payable and accrued liabilities	34	542	(388)
Accrued income taxes	29	12	(5)
Cash provided (used) by operating activities	667	274	260
Investing Activities
Capital expenditures	(252)	(227)	(260)
Sale of property, plant and equipment	26	20	30
Settlement of derivative contracts	—	(30)	(12)
Acquisition of businesses, net of cash acquired	(6)	(19)	(211)
Business divestitures	5	740	785
Loans to affiliates	—	—	15
Other	(2)	—	—
Cash provided (used) by investing activities	(229)	484	347

Continued on next page
Adient plc | Form 10-K | 58

Adient plc
Consolidated Statements of Cash Flows
(Continued)

	Year Ended September 30,
(in millions)	2023	2022	2021
Financing Activities
Increase (decrease) in short-term debt	(1)	(14)	(5)
Increase (decrease) in long-term debt	1,002	—	214
Repayment of long-term debt	(1,104)	(987)	(895)
Debt financing costs	(23)	(1)	(8)
Share repurchases	(65)	—	—
Cash paid to acquire a noncontrolling interest	—	(153)	—
Dividends paid to noncontrolling interests	(67)	(106)	(69)
Other	(13)	(12)	(7)
Cash provided (used) by financing activities	(271)	(1,273)	(770)
Effect of exchange rate changes on cash and cash equivalents	(4)	(59)	8
Increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	163	(574)	(155)
Less: cash classified within current assets held for sale	—	—	(16)
Increase (decrease) in cash and cash equivalents	163	(574)	(171)
Cash and cash equivalents at beginning of period	947	1,521	1,692
Cash and cash equivalents at end of period	$1,110	$947	$1,521

The accompanying notes are an integral part of the consolidated financial statements.
Adient plc | Form 10-K | 59

Adient plc
Consolidated Statements of Shareholders' Equity

(in millions)	Ordinary Shares, par value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2020	$—	$3,974	$(2,096)	$(665)	$1,213	$322	$1,535
Net income (loss)	—	—	1,108	—	1,108	57	1,165
Foreign currency translation adjustments	—	—	—	17	17	7	24
Realized and unrealized gains (losses) on derivatives	—	—	—	20	20	—	20
Employee retirement plans	—	—	—	1	1	—	1
Dividends attributable to noncontrolling interests	—	—	—	—	—	(42)	(42)
Change in noncontrolling interest share	—	—	—	—	—	(3)	(3)
Share based compensation and other	—	17	—	—	17	1	18
Balance at September 30, 2021	$—	$3,991	$(988)	$(627)	$2,376	$342	$2,718
Net income (loss)	—	—	(120)	—	(120)	45	(75)
Foreign currency translation adjustments	—	—	—	(219)	(219)	(20)	(239)
Employee retirement plans	—	—	—	1	1	—	1
Dividends attributable to noncontrolling interests	—	—	—	—	—	(53)	(53)
Purchase of subsidiary shares from noncontrolling interest	—	12	—	—	12	(12)	—
Share based compensation and other	—	23	—	—	23	—	23
Balance at September 30, 2022	$—	$4,026	$(1,108)	$(845)	$2,073	$302	$2,375
Net income (loss)	—	—	205	—	205	63	268
Foreign currency translation adjustments	—	—	—	(18)	(18)	(2)	(20)
Realized and unrealized gains (losses) on derivatives	—	—	—	21	21	—	21
Dividends attributable to noncontrolling interests	—	—	—	—	—	(45)	(45)
Repurchase and retirement of ordinary shares	—	(65)	—	—	(65)	—	(65)
Share based compensation and other	—	12	—	—	12	—	12
Balance at September 30, 2023	$—	$3,973	$(903)	$(842)	$2,228	$318	$2,546

The accompanying notes are an integral part of the consolidated financial statements.
Adient plc | Form 10-K | 60

Adient plc
Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies
Adient is a global leader in the automotive seating supplier industry. Adient has a leading market position in the Americas, Europe and China, and has longstanding relationships with the largest global original equipment manufacturers, or OEMs, in the automotive space. Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests and trim covers. Adient is an independent seat supplier with global scale and the capability to design, develop, engineer, manufacture, and deliver complete seat systems and components in every major automotive producing region in the world.
Basis of Presentation
The consolidated financial statements of Adient have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (“VIEs”) for the reporting periods ended September 30, 2023 and 2022, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

	September 30,
(in millions)	2023	2022
Current assets	$265	$262
Noncurrent assets	121	113
Total assets	$386	$375

Current liabilities	$228	$233
Noncurrent liabilities	13	14
Total liabilities	$241	$247
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
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. See Note 10, “Derivative Instruments and Hedging Activities,” and Note 11, “Fair Value Measurements,” of the notes to consolidated financial statements for fair value of financial instruments, including derivative instruments and hedging activities.
Adient plc | Form 10-K | 61

Cash and Cash Equivalents
Adient considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash is managed by legal entity, with cash pooling agreements in place for all participating entities on a global basis, as applicable.
Receivables
Receivables consist of amounts billed and currently due from customers and revenues that have been recognized for accounting purposes but not yet billed to customers. Adient extends credit to customers in the normal course of business and maintains an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. The allowance for doubtful accounts is established based on historical data along with Adient’s assessment of expected credit losses that reflects current and forecasted industry and economic conditions. This methodology is in accordance with ASC Topic 326, Financial Instruments - Credit Losses. Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2023 and 2022, $170 million and $269 million have been funded under these programs, respectively.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
Pre-Production Costs Related to Long-Term Supply Arrangements
Adient's policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and administrative expense in the consolidated statements of income. At September 30, 2023 and 2022, Adient recorded within the consolidated statements of financial position $274 million and $239 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year. At September 30, 2023, Adient had $104 million and $170 million of reimbursable costs recorded in current and noncurrent assets, respectively. At September 30, 2022, Adient had $73 million and $166 million of reimbursable costs recorded in current and noncurrent assets, respectively.
Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if Adient has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. At September 30, 2023 and 2022, approximately $53 million and $53 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which Adient had title. In addition, at September 30, 2023, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $151 million and $11 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured. At September 30, 2022, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $74 million and $15 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.
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
Adient plc | Form 10-K | 62

Leases
Operating lease right-of-use (“ROU”) assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement dates. ROU assets also include payments made in advance and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that such options are to be exercised. Adient uses its incremental borrowing rate, which is the rate of interest it would pay to borrow on a collateralized basis over a similar term to the lease in a similar economic environment, for discounting lease consideration as most lease agreements do not provide an implicit rate. Refer to Note 8, “Leases” of the notes to consolidated financial statements for more information regarding Adient’s leases.

Goodwill and Other Intangible Assets
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments using a fair value method based on management's judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient primarily uses an income approach utilizing discounted cash flow analyses. Adient also uses a market approach utilizing published multiples of earnings of comparable entities with similar operational and economic characteristics to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurement.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. An impairment is recorded to the extent the estimated fair value is below the carrying amount of the reporting unit.
Intangible assets with definite lives are amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired.
Impairment of Long-Lived Assets
Adient reviews long-lived assets, including property, plant and equipment, operating lease ROU assets and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Adient conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires Adient to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.
Impairment of Investments in Partially-Owned Affiliates
Adient monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If Adient determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. Refer to Note 18, “Nonconsolidated Partially-Owned Affiliates,” of the notes to consolidated financial statements for more information on Adient’s partially-owned affiliates.
Revenue Recognition
Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, an awarded program does not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price
Adient plc | Form 10-K | 63

reductions and ongoing price adjustments. Refer to Note 2, “Revenue Recognition,” of the notes to consolidated financial statements for information on Adient's revenue recognition.

Customers
Essentially all of Adient's sales are to the automotive industry. Adient's most significant customers, Volkswagen Group and Stellantis N.V., comprised 11% and 10%, respectively, of consolidated net sales in fiscal 2023. Stellantis N.V. comprised 12% of consolidated net sales in fiscal 2022, and Stellantis N.V. and Volkswagen Group comprised 13% and 11%, respectively, of consolidated net sales in fiscal 2021.
Research and Development Costs
Expenditures for research activities relating to product development and improvement (other than those expenditures that are contractually guaranteed for reimbursement from the customer) are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the years ended September 30, 2023, 2022 and 2021 were $362 million, $322 million and $316 million, respectively. A portion of these costs associated with these activities are reimbursed by customers and, for the fiscal years ended September 30, 2023, 2022 and 2021 were $250 million, $194 million and $210 million, respectively.
Government Assistance
Adient periodically receives government incentives in the forms of cash grants which are based on making qualifying capital investments in property, plant and equipment. Such assistance is initially recorded as a reduction to property, plant and equipment. Once in use, the balance is systematically recognized in the statements of income as the asset is depreciated over the useful life of the underlying asset. Adient also periodically receives government assistance for creating new job opportunities and maintaining a certain number of employees. Such employment-related incentives are normally deferred as current or noncurrent liabilities as appropriate. These benefits are recognized in the statements of income as a reduction of expense when Adient has met or is expected to meet all related contractual obligations. The impact of government assistance received by Adient during fiscal 2023 and related balances as of September 30, 2023 were immaterial.
Foreign Currency Translation
Adient's international operations, in general, use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The resulting translation adjustments are accumulated as a component of AOCI. The aggregate transaction gains (losses) included in net income for the years ended September 30, 2023, 2022 and 2021 were $4 million, $6 million and $(8) million, respectively.
Derivative Financial Instruments
The fair values of all derivatives are recorded in the consolidated statements of financial position. The change in a derivative's fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. Refer to Note 10, “Derivative Instruments and Hedging Activities,” and Note 11, “Fair Value Measurements,” of the notes to consolidated financial statements for disclosure of Adient's derivative instruments and hedging activities.
Stock-Based Compensation
Stock-based compensation is initially measured at the fair value of the awards on the grant date and is recognized in the financial statements over the period the employees are required to provide services in exchange for the awards. The fair value of restricted stock awards is based on the number of units granted and the stock price on the grant date. The fair value of performance-based share unit, or PSU, awards is based on the stock price at the grant date and the assessed probability of meeting future performance targets. The fair value of cash settled awards are recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value. Refer to Note 12, “Stock-Based Compensation,” of the notes to consolidated financial statements for Adient's stock based compensation disclosures.
Adient plc | Form 10-K | 64

Pension and Postretirement Benefits
Adient utilizes a mark-to-market approach for recognizing pension and postretirement benefit expenses, including measuring the market related value of plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. Refer to Note 14, “Retirement Plans,” of the notes to consolidated financial statements for disclosure of Adient's pension and postretirement benefit plans.

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

Refer to Note 16, “Income Taxes,” of the notes to consolidated financial statements for Adient's income tax disclosures.

Adient plc | Form 10-K | 65

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Year Ended September 30,
(in millions, except per share data)	2023	2022	2021
Numerator:
Net income (loss) attributable to Adient	$205	$(120)	$1,108

Denominator:
Shares outstanding	94.5	94.8	94.2
Effect of dilutive securities	0.9	—	1.5
Diluted shares	95.4	94.8	95.7

Earnings per share:
Basic	$2.17	$(1.27)	$11.76
Diluted	$2.15	$(1.27)	$11.58
The effect of common stock equivalents which would have been anti-dilutive was excluded from the calculation of diluted earnings per share for fiscal 2023 and 2021 and was immaterial. Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share for fiscal 2022 which is a result of being in a loss position.

New Accounting Pronouncements

Standards Adopted During Fiscal 2023

On October 1, 2022, Adient adopted Accounting Standards Codification (“ASU”) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity by reducing the number of accounting models for convertible debt and convertible preferred stock. The adoption of this guidance on October 1, 2022 did not significantly impact Adient's consolidated financial statements for fiscal 2023.

On October 1, 2022, Adient adopted ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. The ASU requires annual disclosures of: (i) information about the nature of government assistance transactions and the related accounting policy used to account for the transactions; (ii) the balance sheet and income statement line items affected by the transactions, and the amounts for each financial statement line item; and (iii) significant transaction terms and conditions. The adoption of this guidance on October 1, 2022 resulted in new disclosures but did not significantly impact Adient's consolidated financial statements for fiscal 2023.

Standards Effective After Fiscal 2023

Adient has considered the ASU summarized below, effective after fiscal 2023, which is not expected to significantly impact the consolidated financial statements but will result in new disclosures:

Standard Pending Adoption	Description	Date Effective

ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	The ASU requires buyers of goods and services to disclose information about supplier finance programs if such arrangements are used to manage their payables. The disclosures should include both qualitative and quantitative information including key terms and the amount of outstanding obligations.	October 1, 2023

Adient plc | Form 10-K | 66

2. Revenue Recognition

Adient generates revenue through the sale of automotive seating solutions, including complete seating systems and the components of complete seating systems. Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, the program can be canceled at any time without cause by the customer. Programs awarded to Adient to supply parts to its customers do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is generally recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments (some of which are accounted for as variable consideration and subject to being constrained), net of the impact, if any, of consideration paid to the customer. Approximately 1% of net sales recorded in fiscal 2023 were related to product sales transacted in prior fiscal years.

In a typical arrangement with the customer, purchase orders are issued for pre-production activities which consist of engineering, design and development, tooling and prototypes for the manufacture and delivery of component parts. Adient has concluded that these activities are not in the scope of ASC 606, “Revenue from Contracts with Customers.”

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities exist at September 30, 2023. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 17, “Segment Information,” of the notes to consolidated financial statements for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

2023 Transactions
Adient completed the acquisition of Nantong Yanfeng Adient Seating Trim Co., Ltd. (“YFAT”) from KEIPER Seating Mechanisms Co., Ltd. (“KEIPER”), in April 2023 for ¥150 million ($23 million). Adient made an initial deposit of ¥75 million ($12 million) in fiscal 2022, which represents 50% of the purchase price (reflected within other current assets as of September 30, 2022). During fiscal 2023, Adient paid the remaining purchase price of ¥75 million ($11 million). The acquisition was accounted for using the acquisition method, and the operating results and cash flows of YFAT are included in Adient's consolidated financial statements starting from May 2023. The acquisition is expected to provide additional synergies within the Asia segment. Adient recorded a purchase price allocation for the assets acquired and liabilities assumed based on their fair values as of the April 2023 acquisition date, which included $13 million of goodwill and $5 million of acquired cash. The allocation of the purchase price is based on the valuations performed to determine the fair value of the net assets as of the acquisition date. If the acquisition of YFAT had occurred on October 1, 2021, its impact on Adient's net sales and net income attributable to Adient for fiscal 2022 and fiscal 2023 would have been immaterial. Upon acquisition, YFAT was renamed as Adient (Nantong) Automotive Seating Components Co., Ltd.

Adient also completed in fiscal 2023 the transfer of all of the issued and outstanding equity interests in two joint ventures in China held directly by Adient, each of which represents 25% of their total issued and outstanding equity interests, to Yanfeng Automotive Trim Systems Company Ltd. (“Yanfeng”) for $3 million. Adient concluded that indicators of other-than-temporary impairment were present related to the investments in these joint ventures during fiscal 2022, and recorded a non-cash impairment charge of $3 million.
Adient plc | Form 10-K | 67

2021 Yanfeng Transaction
On March 12, 2021, Adient, Yanfeng, Yanfeng Adient Seating Co., Ltd. (“YFAS”), a joint venture owned, directly or indirectly, by Yanfeng (50.01%) and Adient (49.99%), and KEIPER, a joint venture owned, directly or indirectly, by Yanfeng (50%) and Adient (50%), entered into a Master Agreement (the “2021 Agreement”), pursuant to which the parties agreed to, among other things, transactions that resulted in the sale of Adient’s 49.99% interest in YFAS to Yanfeng, the sale of Adient’s ownership interests in 3 other related joint ventures (ranging from 10% to 25%) to YFAS/KEIPER, and the purchase of YFAS’s 50% interest in Chongqing Adient Automotive Components Co., Ltd. (“CQADNT”) and YFAS’s 100% interest in Adient (Langfang) Seating Co., Ltd. (“LFADNT”) (collectively, the “2021 Yanfeng Transaction”). The 2021 Yanfeng Transaction closed on September 30, 2021 (“Closing Date”).

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

As a result of the 2021 Agreement, Adient also received $41 million during fiscal 2022 ($19 million had been receiving in fiscal 2021) representing the remaining balance of proceeds from the sale of its interest in Yanfeng Global Automotive Interior Systems Co. (“YFAI”), a joint venture previously owned, directly or indirectly, by Yanfeng (70%) and Adient (30%), which was part of the 2020 Yanfeng Transaction (as defined and described in Form 10-K for the fiscal year ended September 30, 2021).

Russia/Ukraine conflict
Following Russia's invasion of Ukraine in February 2022, Adient determined to withdraw from the Russian market. Adient recorded a charge of $5 million during fiscal 2022 in conjunction with completion of the withdrawal from and sale of its Russian operations for one ruble.

SJA
On March 31, 2021, Adient sold its 50% equity interest in Shenyang Jinbei Adient Automotive Components Co., Ltd. (“SJA”) to the joint venture partner for $58 million, which resulted in a $33 million one-time gain recognized during fiscal 2021.

Assets held for sale
During fiscal 2022, Adient committed to sell certain assets in EMEA. As a result, these assets were classified as assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in an impairment charge of $6 million. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement.”

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

Adient plc | Form 10-K | 68

4. Inventories

Inventories consisted of the following:

	September 30,
(in millions)	2023	2022
Raw materials and supplies	$644	$755
Work-in-process	34	26
Finished goods	163	172
Inventories	$841	$953

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,
(in millions)	2023	2022
Buildings and improvements	$990	$1,053
Machinery and equipment	3,097	2,889
Construction in progress	148	146
Land	84	82
Total property, plant and equipment	4,319	4,170
Less: accumulated depreciation	(2,937)	(2,793)
Property, plant and equipment - net	$1,382	$1,377

There were no material finance leases included in net property, plant and equipment at September 30, 2023 and 2022.

As of September 30, 2023, Adient is the lessor of properties included in gross building and improvements for $13 million and accumulated depreciation of $9 million. As of September 30, 2022, Adient is the lessor of properties included in gross building and improvements for $12 million and accumulated depreciation of $8 million.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2021	$607	$354	$1,251	$2,212
Currency translation and other	—	(59)	(96)	(155)
Balance at September 30, 2022	$607	$295	$1,155	$2,057
Business acquisitions	—	—	13	13
Currency translation and other	2	22	—	24
Balance at September 30, 2023	$609	$317	$1,168	$2,094

Refer to Note 3, “Acquisitions and Divestitures,” of the notes to consolidated financial statements for additional information.

Adient performed its annual goodwill impairment test during the fourth quarter of fiscal year 2023 using a fair value method based on management's judgments and assumptions regarding future cash flows. These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows, and the appropriate discount rates
Adient plc | Form 10-K | 69

(based on weighted average cost of capital ranging from 17.0% to 20.5%) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections considered the impact of the various issues causing the volatility in the automotive industry such as wage inflationary pressures and higher interest rates. As a result of the test, there was no goodwill impairment recorded for fiscal year 2023. A change in any of these estimates and assumptions could produce significantly lower fair values of Adient’s reporting units, which could have a material impact on its results of operations.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	September 30, 2023			September 30, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$79	$(32)	$47	$80	$(25)	$55
Customer relationships	550	(201)	349	560	(163)	397
Trademarks	17	(17)	—	19	(17)	2
Miscellaneous	24	(12)	12	25	(12)	13
Total intangible assets	$670	$(262)	$408	$684	$(217)	$467

Amortization of other intangible assets for the fiscal years ended September 30, 2023, 2022 and 2021 was $50 million, $52 million and $45 million, respectively. Adient anticipates amortization for fiscal 2024, 2025, 2026, 2027 and 2028 will be approximately $48 million, $47 million, $45 million, $39 million and $31 million, respectively.

7. Product Warranty
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
The changes in Adient's total product warranty liability are as follows:

	September 30,
(in millions)	2023	2022
Balance at beginning of period	$21	$23
Accruals for warranties issued during the period	8	8
Settlements made (in cash or in kind) during the period	(8)	(9)
Currency translation	—	(1)
Balance at end of period	$21	$21

8. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles. Adient has elected not to record leases with an initial term of 12 months or less on its consolidated statement of financial position.

Adient plc | Form 10-K | 70

A lease liability and corresponding ROU asset are recognized based on the present value of lease payments. To determine the present value of lease payments, Adient uses its incremental borrowing rate as of lease commencement. The incremental borrowing rate (IBR) is defined as the rate Adient would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Adient primarily derives its IBR from its debt portfolio, adjusted for collateralization, lease term and jurisdictional factors.

The components of lease costs for the years ended September 30, 2023 and 2022 were as follows:

	Year Ended September 30,
(in millions)	2023	2022	2021
Operating lease cost	$108	$117	$125
Short-term lease cost	29	20	20
Total lease cost	$137	$137	$145

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

		September 30,
(in millions)		2023	2022
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$241	$266

Operating lease liabilities - current	Other current liabilities	$77	$81
Operating lease liabilities - noncurrent	Other noncurrent liabilities	163	186
		$240	$267

Weighted average remaining lease term:
Operating leases		5 years	6 years

Weighted average discount rate:
Operating leases		6.1%	5.6%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of September 30, 2023 were as follows:

Fiscal years (in millions)	Operating Leases
2024	$88
2025	63
2026	41
2027	29
2028	20
Thereafter	45
Total lease payments	286
Less: imputed interest	(46)
Present value of lease liabilities	$240

Supplemental cash flow information related to leases was as follows:

Adient plc | Form 10-K | 71

	Year Ended September 30,
(in millions)	2023	2022	2021
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$35	$52	$109

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$108	$116	$126

Adient’s finance leases were not significant to the consolidated financial statements during fiscal 2023 and 2022. Refer to Note 9, “Debt and Financing Arrangements,” of the notes to consolidated financial statements for additional information.

9. Debt and Financing Arrangements
Long-term and short-term debt consisted of the following:

	September 30,
(in millions)	2023	2022
Long-term debt:
8.25% Notes due 2031	$500	$—
7.00% Secured Notes due 2028	500	—
Term Loan B due in 2028	635	988
4.875% Notes due in 2026	795	795
3.50% Notes due in 2024	130	809
Other bank borrowings and finance lease obligations	4	1
Less: debt issuance costs	(31)	(18)
Gross long-term debt	2,533	2,575
Less: current portion	132	11
Net long-term debt	$2,401	$2,564

Short-term debt:
Other bank borrowings (1)	2	3
Total short-term debt	$2	$3
(1) The weighted average interest rates on short-term debts, based on levels of debt maintained in various jurisdictions, were 10.1% and 6.0% at September 30, 2023 and 2022, respectively.

Adient US LLC (“Adient US”), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient paid $7 million in debt issuance costs for the amended ABL Credit Facility and will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL
Adient plc | Form 10-K | 72

Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of September 30, 2023, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of approximately $900 million (net of $12 million of letters of credit).

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a senior secured term loan facility (the “Term Loan B Agreement”) that had an outstanding balance of $988 million as of September 30, 2022. During fiscal 2023, Adient prepaid $350 million of the Term Loan B Agreement principal, and wrote off $2 million of previously deferred financing costs to net financing charges. As of September 30, 2023, the remaining balance of this debt was $635 million, maintained fully at Adient Global Holdings S.à r.l., which is due at final maturity on April 8, 2028. Interest on the Term Loan B Agreement accrues at the Eurodollar rate plus an applicable margin equal to 3.25%. The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. In April 2023, the Term Loan B Agreement was amended to replace the LIBOR base rate with Term SOFR.

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

During fiscal 2023, Adient Global Holdings Ltd. (“AGH”), a wholly-owned subsidiary of Adient, issued (i) $500 million (net proceeds of $494 million) in aggregate principal amount of 7% senior secured notes due 2028 and (ii) $500 million (net proceeds of $494 million) in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes will be paid on April 15 and October 15 each year, beginning on October 15, 2023. These notes contain covenants that are usual and customary. The total net proceeds of $988 million along with cash on hand were used primarily to redeem $350 million of the senior secured term loan facility under the Term Loan B Agreement as described above, and repurchase €700 million ($743 million) of the 3.50% unsecured notes due 2024 as described below. Adient paid $16 million in debt issuance costs for these new debt issuances.

AGH previously maintained $900 million aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026. Adient redeemed $103 million and $2 million during fiscal 2020 and 2021, respectively, resulting in a remaining balance of $795 million as of September 30, 2023 and 2022.

AGH also previously maintained €1.0 billion aggregate principal amount of 3.50% unsecured notes due in August 2024. During fiscal 2022, Adient repurchased €177 million ($198 million) of the 3.50% unsecured notes due 2024 at a premium of €3 million ($4 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €1 million ($1 million) of previously deferred financing costs to net financing charges, resulting in a remaining balance of €823 million ($809 million) as of September 30, 2022. During fiscal 2023, Adient repurchased an additional €700 million ($743 million) of the 3.50% unsecured notes due 2024 at a premium of €7 million ($7 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €2 million ($2 million) of previously deferred financing costs to net financing charges. As of September 30, 2023, the remaining balance of this debt was €123 million ($130 million) and is classified as current portion of long-term debt on the consolidated statement of financial position.

Adient Germany Ltd. & Co. KG, a wholly owned subsidiary of Adient, previously maintained €135 million ($156 million) in an unsecured term loan from the European Investment Bank (EIB) due in 2022. The loan bore interest at the 6-month EURIBOR rate plus 158 basis points. During fiscal 2021, Adient repaid $36 million of the EIB loan, triggered in part by the redemption of debt and the sale of the fabrics business in the prior year. Adient fully repaid the remaining balance of the EIB loan in May 2022 upon its maturity.

In April 2020, Adient US issued $600 million (net proceeds of $591 million) aggregate principal amount of 9.00% Senior First Lien Notes due 2025. In fiscal 2022, Adient repurchased the full $600 million of 9.00% Senior First Lien Notes due 2025 at a
Adient plc | Form 10-K | 73

premium of $34 million plus $19 million of accrued and unpaid interest, and expensed $7 million of previously deferred financing costs to net financing charges.

Principal payments required on long-term debt during the next five years are as follows:

	Year Ended September 30,
(in millions)	2024	2025	2026	2027	2028	Thereafter
Principal payments	$132	$—	$797	$—	$1,135	$500

Net Financing Charges
Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Year Ended September 30,
(in millions)	2023	2022	2021
Interest expense, net of capitalized interest costs	$186	$161	$207
Banking fees and debt issuance cost amortization	20	22	32
Interest income	(22)	(9)	(7)
Premium paid on repurchase of debt	7	38	49
Derivative loss on Yanfeng transaction	—	3	30
Net foreign exchange	4	—	—
Net financing charges	$195	$215	$311
Banking fees in fiscal 2023 and 2022 includes $4 million and $8 million, respectively, of one-time accelerated-deferred financing fee charges associated with voluntary repayments of debt. Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2023, 2022 and 2021 was $132 million, $192 million and $229 million, respectively.

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2023, $170 million was funded under these programs compared to $269 million as of September 30, 2022.

10. Derivative Instruments and Hedging Activities
Adient selectively uses derivative instruments to reduce Adient's market risk associated with changes in foreign currency. Under Adient's policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized to manage Adient's risk is included in the following paragraphs. In addition, refer to Note 11, “Fair Value Measurements,” of the notes to consolidated financial statements for information related to the fair value measurements and valuation methods utilized by Adient for each derivative type.

Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2023 and 2022, respectively.
As of September 30, 2023, the €123 million ($130 million) aggregate principal amount of 3.50% euro-denominated unsecured notes due August 2024 was designated as a net investment hedge to selectively hedge portions of Adient's net investment in
Adient plc | Form 10-K | 74

Europe. The currency effects of Adient's euro-denominated notes are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe. In October 2023, Adient de-designated these notes as a net investment hedge concurrent with entering into a foreign exchange forward contract designated as a fair value hedge of the remaining principal balance on the 3.50% notes. The impact of foreign currency changes on the notes and the contract will be recorded in net financing charges until payment of the notes and maturity of the foreign exchange forward contract in August 2024.

Adient entered into a ¥240 million ($35 million) foreign exchange forward contract during the second quarter of fiscal 2023 to selectively hedge portions of its net investment in China. The currency effects of the forward contract were reflected in the AOCI account within shareholders’ equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in China. During fiscal 2023, the foreign exchange forward contract matured, the impact of which was not material.

Adient entered into a ¥150 million ($23 million) foreign exchange forward contract during fiscal 2022 to selectively hedge portions of its net investment in China. The currency effects of the forward contract are reflected in the AOCI account within shareholders’ equity attributable to Adient, where they offset gains and losses recorded on Adient’s net investment in China. The forward contract matured in early fiscal 2023, the impact of which was not material.

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30,
(in millions)	2023	2022	2023	2022
Other current assets
Foreign currency exchange derivatives	$30	$17	$4	$3
Total assets	$30	$17	$4	$3

Other current liabilities
Foreign currency exchange derivatives	$8	$20	$—	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	6	2	—	1
Long-term debt
Foreign currency denominated debt	130	809	—	—
Total liabilities	$144	$831	$—	$1

Adient enters into International Swaps and Derivatives Associations master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of September 30, 2023 and 2022, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
	September 30,
(in millions)	2023	2022	2023	2022
Gross amount recognized	$34	$20	$144	$832
Gross amount eligible for offsetting	(12)	(19)	(12)	(19)
Net amount	$22	$1	$132	$813

Adient plc | Form 10-K | 75

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Year Ended September 30,
(in millions)	2023	2022	2021
Foreign currency exchange derivatives	$89	$8	$29

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Year Ended September 30,
		2023	2022	2021
Foreign currency exchange derivatives	Cost of sales	$66	$6	$2

During the next twelve months, $23 million of pretax gains on cash flow hedges are expected to be reclassified from AOCI into Adient's consolidated statements of income.

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Year Ended September 30,
		2023	2022	2021
Foreign currency exchange derivatives	Cost of sales	$8	$—	$(4)
Foreign currency exchange derivatives	Net financing charges	(10)	(33)	(30)
Total		$(2)	$(33)	$(34)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (“CTA”) within other comprehensive income (loss) related to net investment hedges was $(67) million, $151 million and $17 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. For the years ended September 30, 2023, 2022 and 2021, respectively, no significant gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges. For the years ended September 30, 2023 and 2022, no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

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
Adient plc | Form 10-K | 76

Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value. Refer to Note 14, “Retirement Plans,” of the notes to consolidated financial statements for fair value tables of pension assets.

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$34	$—	$34	$—
Total assets	$34	$—	$34	$—
Other current liabilities
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	6	—	6	—
Total liabilities	$14	$—	$14	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$20	$—	$20	$—
Total assets	$20	$—	$20	$—
Other current liabilities
Foreign currency exchange derivatives	$20	$—	$20	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$23	$—	$23	$—
Valuation Methods

Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2023 and 2022, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.5 billion and $2.4 billion at September 30, 2023 and 2022, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

Adient plc | Form 10-K | 77

12. Stock-Based Compensation
Adient provides certain key employees equity awards in the form of restricted stock units (“RSU”) and performance share units (“PSUs”) under the Adient plc 2016 Omnibus Incentive Plan and the Adient plc 2021 Omnibus Incentive Plan (collectively, the “Plan”). Adient also provides directors with share awards under the Adient plc 2016 Director Share Plan and the Adient plc 2021 Omnibus Incentive Plan. These 2016 plans were adopted in conjunction with the separation. The 2021 plan was adopted in March 2021.
Total stock-based compensation cost included in the consolidated statements of income was $34 million, $29 million and $36 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. No material income tax benefits were recognized in the consolidated statements of income for the share-based compensation arrangements in any of these years due to tax valuation allowances in those years.
The following tables present activity related to the granting of awards during the year ended September 30, 2023 along with the composition of outstanding and exercisable awards at September 30, 2023.

Restricted Stock

The Plan provides for the award of restricted stock or restricted stock units to certain employees. These awards are typically share settled except for certain non-U.S. employees which are settled in cash. Cash settled awards are recorded in Adient's consolidated statements of financial position as a liability and adjusted each reporting period for changes in share value until the settlement of the award. Restricted stock awards typically vest over a three year period following the grant date. The Plan allows for different vesting terms on specific grants with approval by Adient's board of directors.

A summary of the status of nonvested restricted stock awards at September 30, 2023, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Restricted Shares/Units
Nonvested, September 30, 2022	$32.94	872,417
Granted	38.38	678,147
Vested	29.42	(523,325)
Forfeited	38.32	(65,150)
Nonvested, September 30, 2023	$38.32	962,089

At September 30, 2023, Adient had approximately $22 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Performance Share Awards

The Plan permits the grant of PSU awards. The number of PSUs granted is equal to the PSU award value divided by the closing price of a Adient ordinary share at the grant date. The PSUs are generally contingent on the achievement of predetermined performance goals over a three-year performance period as well as on the award holder's continuous employment until the vesting date. Each PSU that is earned will be settled with an ordinary share of Adient following the completion of the performance period except for certain non-U.S. employees which are settled in cash. Cash settled awards are recorded in Adient's consolidated statements of financial position as a liability and adjusted each reporting period for changes in share value until the settlement of the award.

Adient plc | Form 10-K | 78

A summary of the status of Adient's nonvested PSUs at September 30, 2023, and changes for the fiscal year then ended is presented below:

	Weighted Average Price	Performance Shares/Units
Nonvested, September 30, 2022	$29.51	1,068,714
Granted	38.50	342,889
Vested	20.69	(442,622)
Forfeited	35.57	(110,398)
Nonvested, September 30, 2023	$36.87	858,583

At September 30, 2023, Adient had approximately $19 million of total unrecognized compensation cost related to nonvested performance share units granted. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options

No new stock options have been granted under the Plan. Stock option awards typically vest between two and three years after the grant date and expire ten years from the grant date. The fair value of each option was estimated on the date of grant using a Black-Scholes option valuation model.

A summary of stock option activity at September 30, 2023, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable, September 30, 2022	$38.32	49,939
Exercised	25.79	(20,638)
Forfeited or expired	27.54	(2,444)
Outstanding and exercisable, September 30, 2023	48.93	26,857	1.3	$—

There were no stock options granted in fiscal years 2023, 2022 and 2021, respectively. The total intrinsic value of options exercised by Adient employees during the fiscal years ended September 30, 2023, 2022 and 2021 was approximately $1 million, $1 million and $7 million, respectively.

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
Adient plc | Form 10-K | 79

A summary of SAR activity at September 30, 2023, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2022	$43.87	42,454
Exercised	45.78	(34,269)
Forfeited or expired	35.84	(8,185)
Outstanding, September 30, 2023		—	—	$—

In conjunction with the exercise of SARs, Adient made payments of $1 million, $2 million and $2 million during the fiscal years ended September 30, 2023, 2022 and 2021, respectively.

13. Equity and Noncontrolling Interests

The following table presents changes in AOCI attributable to Adient:

	Year Ended September 30,
(in millions)	2023	2022	2021
Foreign currency translation adjustments
Balance at beginning of period	$(836)	$(617)	$(634)
Aggregate adjustment for the period, net of tax	(18)	(219)	17
Balance at end of period (1)	(854)	(836)	(617)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(8)	(8)	(28)
Current period changes in fair value, net of tax	79	6	22
Reclassification to income, net of tax	(58)	(6)	(2)
Balance at end of period	13	(8)	(8)
Pension plans
Balance at beginning of period	(1)	(2)	(3)
Net reclassifications to AOCI	—	1	1
Balance at end of period	(1)	(1)	(2)
Accumulated other comprehensive income (loss), end of period	$(842)	$(845)	$(627)

(1) Foreign currency translation adjustments as of September 30, 2023 and 2022 include derivative net investment hedge gains of $76 million and $143 million, respectively. During the next twelve months, no significant gains or losses are expected to be reclassified from AOCI into Adient's consolidated statements of income.

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

Adient plc | Form 10-K | 80

	Year Ended September 30,
(in millions)	2023	2022	2021
Beginning balance	$45	$240	$43
Net income	27	35	25
Dividends	(18)	(66)	(14)
Business acquisition	—	—	194
Change in noncontrolling interest share	—	(153)	—
Foreign currency translation adjustments	3	(11)	(8)
Ending balance	$57	$45	$240

Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information on the change in redeemable noncontrolling interests during fiscal 2022 and 2021.

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of Adient’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal 2023, Adient repurchased and immediately retired 1,756,777 shares of its ordinary shares at an average purchase price per share of $37.00. The aggregate amount of cash paid to repurchase the shares was $65 million. As of September 30, 2023, the remaining aggregate amount of authorized repurchases was $535 million.

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
For pension plans with accumulated benefit obligations (“ABO”) that exceed plan assets, the projected benefit obligation (“PBO”), ABO and fair value of plan assets of those plans were $155 million, $137 million and $48 million, respectively, as of September 30, 2023, and $129 million, $112 million and $37 million, respectively, as of September 30, 2022.
For pension plans with a PBO that exceed plan assets, the PBO, ABO and fair value of plan assets of those plans were $155 million, $137 million and $48 million, respectively, as of September 30, 2023 and $129 million, $112 million and $37 million, respectively, as of September 30, 2022.

In fiscal 2023, Adient paid contributions to the defined benefit pension plans of $17 million. Contributions of at least $20 million in cash to its defined benefit pension plans are expected in fiscal 2024. Projected benefit payments from the plans as of September 30, 2023 are estimated as follows (in millions):

2024	$32
2025	21
2026	24
2027	24
2028	24
2029-2032	135
Adient plc | Form 10-K | 81

Savings and Investment Plans
Adient sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, Adient will contribute to certain savings plans based on the employees' eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions expense in connection with these plans amounted to $46 million, $23 million and $44 million for fiscal years 2023, 2022 and 2021, respectively.
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

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$6	$6	$—	$—	$—
Equity Securities
Domestic	1	1	—	—	—
International - Developed	17	17	—	—	—
Fixed Income Securities
Government	128	30	75	—	23
Corporate/Other	59	24	25	—	10
Hedge Fund	34	—	34	—	—
Real Estate	18	—	—	4	14
Total	$263	$78	$134	$4	$47

Adient plc | Form 10-K | 82

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$2	$2	$—	$—	$—
Equity Securities
Domestic	1	1	—	—	—
International - Developed	18	14	—	—	4
International - Emerging	1	—	—	—	1
Fixed Income Securities
Government	125	33	67	—	25
Corporate/Other	76	22	43	—	11
Hedge Fund	38	—	38	—	—
Real Estate	22	—	—	7	15
Total	$283	$72	$148	$7	$56

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

Adient plc | Form 10-K | 83

The following sets forth a summary of changes in the fair value of pension assets measured using significant unobservable inputs (Level 3):

(in millions)	Real Estate
Pension
Asset value as of September 30, 2021	$7
Redemptions	—
Unrealized gain	—
Asset value as of September 30, 2022	$7
Redemptions	(2)
Unrealized (loss)	(1)
Asset value as of September 30, 2023	$4

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status:

	Pension Benefits
(in millions)	2023	2022
Accumulated Benefit Obligation	$331	$322
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$340	$574
Service cost	5	7
Interest cost	18	11
Actuarial (gain) loss	(15)	(169)
Benefits paid	(20)	(20)
Curtailments, settlements and other	(6)	—
Currency translation adjustment	27	(63)
Projected benefit obligation at end of year	$349	$340
Change in Plan Assets:
Fair value of plan assets at beginning of year	$283	$493
Actual return on plan assets	(23)	(149)
Employer contributions, net	17	16
Benefits paid	(20)	(20)
Curtailments, settlements and other	(14)	(1)
Currency translation adjustment	20	(56)
Fair value of plan assets at end of year	$263	$283
Funded status	$(86)	$(57)
Amounts recognized in the statement of financial position consist of:
Pension plan assets (other noncurrent assets)	$22	$35
Pension benefits ($16 million in accrued compensation and benefits)	(108)	(92)
Net amount recognized	$(86)	$(57)

Adient plc | Form 10-K | 84

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
Weighted Average Assumptions (1):
Discount rate (2)	5.87%	5.51%	5.60%	4.98%
Rate of compensation increase	N/A	N/A	4.53%	4.43%

(1)	Plan assets and obligations are determined based on a September 30 measurement date.

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

Accumulated Other Comprehensive Income
The amounts in AOCI on the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2023 and 2022 were $2 million and $2 million, respectively, related to pension benefits.
The amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year for pension and postretirement benefits are not significant.

Net Periodic Benefit Cost

The tables that follow contain the components and key assumptions of net periodic benefit cost related to Adient’s pension plans:

	Pension Benefits
(in millions)	2023	2022	2021
Components of Net Periodic Benefit Cost (Credit):
Service cost	$5	$7	$8
Interest cost	18	10	9
Expected return on plan assets	(12)	(14)	(18)
Net actuarial (gain) loss	19	(7)	(15)
Settlement (gain) loss	8	1	—
Net periodic benefit cost (credit)	$38	$(3)	$(16)

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2023	2022	2021	2023	2022	2021
Expense Assumptions:
Discount rate	5.51%	3.06%	2.91%	4.98%	2.14%	1.70%
Expected return on plan assets	6.75%	6.75%	5.75%	4.53%	3.20%	3.68%
Rate of compensation increase	N/A	N/A	NA	4.43%	4.05%	4.15%

15. Restructuring and Impairment Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.
Adient plc | Form 10-K | 85

During fiscal 2023, Adient committed to a restructuring plan of $39 million. Adient also recorded additional charges totaling $1 million related to prior year plans. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The restructuring actions are expected to be substantially completed by fiscal 2025. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income (loss). The following tables summarize the changes in Adient's restructuring reserve.

(in millions)	Employee Severance and Termination Benefits	Currency Translation and Other	Total
Balance at September 30, 2020	$233	$4	$237
2021 Plan charges	27	—	27
Utilized - cash	(136)	—	(136)
Noncash adjustment - (under) overspend and other	(12)	(1)	(13)
Balance at September 30, 2021	$112	$3	$115
2022 Plan charges	25	—	25
Utilized - cash	(57)	—	(57)
Noncash adjustment - (under) overspend and other	(11)	(12)	(23)
Balance at September 30, 2022	$69	$(9)	$60
2023 Plan charges	39	—	39
Utilized - cash	(53)	—	(53)
Noncash adjustment - (under) overspend and other	1	4	5
Balance at September 30, 2023	$56	$(5)	$51

Adient's restructuring plans have included workforce reductions of approximately 14,000. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2023, approximately 12,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-eight plant closures. As of September 30, 2023, twenty-three of the twenty-eight plants have been closed.

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

16. Income Taxes
Consolidated income (loss) before income taxes and noncontrolling interests for the years ended September 30, 2023, 2022, and 2021 is as follows:

	Year Ended September 30,
(in millions)	2023	2022	2021
Ireland	$(1)	$(2)	$(1)
United States	(178)	(595)	(244)
Other Foreign	474	651	1,684
Income before income taxes and noncontrolling interests	$295	$54	$1,439
Adient plc | Form 10-K | 86

The components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
(in millions)	2023	2022	2021
Current
Ireland	$—	$(1)	$1
US - Federal and State	4	6	1
Other Foreign	120	84	207
	124	89	209
Deferred
Ireland	—	1	1
US - Federal and State	1	(1)	(1)
Other Foreign	(125)	5	40
	(124)	5	40

Income tax provision	$—	$94	$249

The significant components of Adient's income tax provision are summarized in the following tables. These amounts do not include the impact of income tax expense related to our nonconsolidated partially-owned affiliates, which is netted against equity income on the consolidated statements of income (loss).

The reconciliation between the Irish statutory income tax rate, and Adient’s effective tax rate is as follows:

	Year Ended September 30,
(in millions)	2023	2022	2021
Tax expense at Ireland statutory rate	$37	$7	$180
State and local income taxes, net of federal benefit	(5)	(38)	(15)
Foreign tax rate differential	22	(1)	(6)
Notional interest deduction	(6)	(6)	(10)
Credits and incentives	(7)	(15)	(11)
Repatriation of foreign earnings	24	24	18
Foreign exchange	(7)	(2)	—
Impact of tax rate changes	—	(3)	(26)
Audit settlements and change in uncertain tax positions	(8)	(2)	24
Change in valuation allowance	(61)	94	(85)
Impairment of subsidiaries	—	—	35
Tax impact of corporate equity and business restructuring transactions	1	30	133
Other	10	6	12
Income tax provision	$—	$94	$249
Adient plc | Form 10-K | 87

The income tax expense was lower than the Irish statutory rate of 12.5% for fiscal 2023 primarily due to the release of valuation allowances in Mexico, partially offset by the inability to recognize a tax benefit for losses in jurisdictions with valuation allowances, the repatriation of foreign earnings, and foreign tax rate differentials. No items included in the other category are individually, or when appropriately aggregated, significant.

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

The foreign tax rate differential expense for fiscal 2023 is primarily driven by income earned in jurisdictions where the statutory rate is greater than 12.5%, partially offset by jurisdictions with losses where the statutory rate is greater than 12.5% and by the pretax book income of nonconsolidated partially-owned affiliates whose corresponding income tax expense is netted against equity income on the consolidated statements of income. The foreign tax rate differential benefits for fiscal 2021 and fiscal 2022 are primarily driven by losses earned in jurisdictions where the statutory rate is greater than 12.5% and by the pretax book income of nonconsolidated partially-owned affiliates whose corresponding income tax expense is netted against equity income on the consolidated statements of income, partially offset by income earned in jurisdictions where the statutory rate is greater than 12.5%.

Deferred taxes are classified in the consolidated statements of financial position as follows:

	September 30,
(in millions)	2023	2022
Other noncurrent assets	$253	$111
Other noncurrent liabilities	(206)	(198)
Net deferred tax asset/(liability)	$47	$(87)

Adient plc | Form 10-K | 88

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included:

	September 30,
(in millions)	2023	2022
Deferred tax assets:
Accrued expenses and reserves	$135	$87
Employee and retiree benefits	25	38
Net operating loss and other credit carryforwards	1,293	1,226
Property, plant and equipment	113	113
Intangible assets	132	150
Operating lease liabilities	55	61
Research and development	66	27
Other	—	2
	1,819	1,704
Valuation allowances	(1,655)	(1,662)
	164	42
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	38	35
Indirect tax credits	10	25
Foreign currency adjustments	—	8
Operating lease right-of-use assets	55	61
Other	14	—
	117	129
Net deferred tax asset/(liability)	$47	$(87)

At September 30, 2023, Adient had available net operating loss carryforwards of approximately $4.7 billion which are available to reduce future tax liabilities. Net operating loss carryforwards of $2.4 billion will expire at various dates between 2024 and 2043, with the remainder having an indefinite carryforward period. Net operating loss carryforwards of $3.4 billion are offset by a valuation allowance.

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

Given current earnings and anticipated future earnings at certain subsidiaries, Adient believes that there is a reasonable possibility that sufficient positive evidence may become available that would allow the release of all, or a portion of, valuation allowances at certain subsidiaries within the next twelve months. A release of valuation allowances, if any, would result in the recognition of certain deferred tax assets which could generate a material income tax benefit for the period in which such release is recorded.

As a result of Adient's fiscal 2023 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined it was more likely than not that certain deferred tax assets in Mexico would be realizable and recorded an income tax benefit of $114 million to release valuation allowances. In addition, Adient determined it was necessary to release valuation allowances and establish valuation allowances in other jurisdictions that did not have a material impact on Adient’s financial statements. Adient continues to record valuation allowances on certain deferred tax assets in Germany, Hungary, Luxembourg, Mexico, Poland, Spain, the United Kingdom, the U.S. and other jurisdictions as it remains more likely than not that they will not be realized.

Adient plc | Form 10-K | 89

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

Adient regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. For the year ended September 30, 2023, Adient believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial statements. However, the final determination with respect to tax audits and any related litigation could be materially different from Adient’s estimates.

For the years ended September 30, 2023, 2022 and 2021, Adient had gross tax effected unrecognized tax benefits of $527 million, $499 million, and $499 million, respectively. If recognized, $167 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest for the years ended September 30, 2023, 2022 and 2021, was approximately $31 million, $22 million and $18 million, respectively (net of tax benefit). Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2023	2022	2021
Beginning balance	$499	$499	$483
Additions for tax positions related to the current year	2	62	29
Additions for tax positions of prior years	50	2	11
Reductions for tax positions of prior years	(5)	(52)	(9)
Settlements with taxing authorities	(11)	(3)	(12)
Statute closings	(8)	(9)	(3)
Ending balance	$527	$499	$499

During the next twelve months, it is likely that tax audit resolutions or applicable statute of limitation lapses could result in a significant change in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, Adient is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits.

Adient has recorded a deferred tax liability of approximately $38 million as of September 30, 2023 on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates for which Adient does not have an indefinite reinvestment assertion. Adient has not provided for deferred taxes on the remainder of undistributed earnings from consolidated foreign affiliates because such earnings should not give rise to additional tax liabilities upon repatriation or are considered to be indefinitely reinvested. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

Adient plc | Form 10-K | 90

Income taxes paid for the fiscal year ended September 30, 2023 were $94 million. Income taxes paid for the fiscal year ended September 30, 2022 were $77 million. Income taxes paid for the fiscal year ended September 30, 2021 were $78 million excluding $134 million of withholding taxes on the 2021 Yanfeng Transaction.

Impacts of Tax Legislation and Change in Statutory Tax Rates

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. Adient does not expect the provisions of the legislation to have a significant impact on the effective tax rate or the income tax payable and deferred income tax positions of Adient.

During fiscal years 2023, 2022, and 2021, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the consolidated financial statements.

Tax Impact of One-Time Items

During fiscal 2022, Adient recognized a one-time gain of $32 million associated with the retrospective recovery of indirect tax credits in Brazil resulting from Adient’s prioritization of those credits, resulting in net tax expense of $4 million.

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

17. Segment Information

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, the Middle East and Africa (“EMEA”) and 3) Asia Pacific/China (“Asia”).

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, restructuring and impairment costs, restructuring related-costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items. Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.
Adient plc | Form 10-K | 91

	Year Ended September 30,
(in millions)	2023	2022	2021
Net Sales
Americas	$7,220	$6,557	$6,164
EMEA	5,195	4,764	5,564
Asia	3,085	2,926	2,123
Eliminations	(105)	(126)	(171)
Total net sales	$15,395	$14,121	$13,680

	Year Ended September 30,
(in millions)	2023	2022	2021
Adjusted EBITDA
Americas	$336	$242	$232
EMEA	232	138	277
Asia	464	383	486
Corporate-related costs (1)	(94)	(88)	(78)
Restructuring and impairment costs (2)	(40)	(25)	(21)
Purchase accounting amortization (3)	(52)	(54)	(50)
Restructuring related activities (4)	2	(6)	(9)
Gain on business divestitures, primarily related to the Yanfeng transaction (5)	—	—	1,188
Depreciation	(290)	(298)	(285)
Stock based compensation	(34)	(29)	(36)
Other items (6)	(1)	(4)	22
Earnings (loss) before interest and income taxes	523	259	1,726
Net financing charges	(195)	(215)	(311)
Other pension income (expense)	(33)	10	24
Income (loss) before income taxes	$295	$54	$1,439

Notes:
(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are directly attributable to restructuring activities and meet the definition of restructuring under ASC 420 and non-recurring impairment charges. During fiscal 2022, an impairment charge of $4 million related to the withdrawal from and sale of its operations in Russia, and a held-for-sale impairment charge of $6 million were recorded in EMEA. Included in restructuring charges in fiscal 2021 is $10 million of held for sale and other non-cash impairment charges in EMEA. Refer to Note 15, “Restructuring and Impairment Costs,” of the notes to the consolidated financial statements for more information.

(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.

(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420 along with restructuring costs at partially owned affiliates recorded within equity income. Fiscal 2023 includes a $10 million gain on the sale of a restructured facility in Americas.

(5) Fiscal 2021 includes a $5 million loss on sale of non-core assets in Asia, a gain associated with the 2021 Yanfeng Transaction of $1,160 million, and a gain of $33 million on the sale of Adient's interest in SJA. All of these impacts have been recorded within the equity income line in the consolidated statements of income.
Adient plc | Form 10-K | 92

(6) Fiscal 2023 reflects $3 million and $3 million of non-cash impairment related to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively, and $3 million of transaction costs, partially offset by $4 million of one-time divestiture gain at an affiliate, and $4 million of a gain associated with the retrospective recovery of indirect tax credits in Brazil. Fiscal 2022 includes $3 million and $7 million of non-cash impairments of certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively, $8 million of transaction costs, a $14 million charge related to a non-recurring contract related settlement, $1 million of allowance for doubtful accounts resulting from the withdrawal from and sale of operations in Russia, and $2 million of loss on finalization of asset sale in Turkey, partially offset by a gain of $32 million associated with the retrospective recovery of indirect tax credits in Brazil. Fiscal 2021 reflects a gain of $38 million associated with the retrospective recovery of indirect tax credits in Brazil (of which $36 million relates to recoveries covering the past 20 years and is adjusted out of Americas' segment results), and a $5 million gain on previously held interest at YFAS in an affiliate, partially offset by $19 million of transaction costs.

Additional Segment Information

	Year Ended September 30, 2023
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Net Sales	$7,220	$5,195	$3,085	$(105)	$15,395
Equity Income	3	16	71	(6)	84
Total Assets	3,122	2,252	2,930	1,120	9,424
Depreciation	133	107	50	—	290
Amortization	12	3	35	—	50
Capital Expenditures	114	81	57	—	252

(1) Reconciling items include the elimination of intercompany transactions, corporate-related assets and other amounts to reconcile to consolidated totals. Specific reconciling items for equity income represents $6 million of non-cash impairments of Adient's investments in partially-owned affiliates, $2 million of restructuring related charges, and $2 million of purchase accounting amortization, partially offset by a $4 million gain on sale of certain assets at affiliates in China. Corporate-related assets primarily include cash and deferred income tax assets.

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
Adient plc | Form 10-K | 93

	Year Ended September 30, 2021
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Net Sales	$6,164	5,564	$2,123	(171)	$13,680
Equity Income	(1)	7	265	1,213	1,484
Total Assets	2,888	2,473	3,187	2,230	10,778
Depreciation	121	132	32	—	285
Amortization	13	14	18	—	45
Capital Expenditures	131	104	25	—	260

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

Adient plc | Form 10-K | 94

Geographic Information

Financial information relating to Adient's operations by geographic area is as follows:

Net Sales
	Year Ended September 30,
(in millions)	2023	2022	2021
Americas
United States	$6,530	$5,876	$5,500
Mexico	2,661	2,427	2,298
Other Americas	338	377	312
Regional Elimination	(2,309)	(2,123)	(1,946)
	7,220	6,557	6,164
EMEA
Germany	1,046	862	1,101
Poland	963	770	816
Czech Republic	900	962	1,155
Spain	725	674	701
Other EMEA	2,989	2,788	3,244
Regional Elimination	(1,428)	(1,292)	(1,453)
	5,195	4,764	5,564
Asia
China	1,385	1,374	642
Thailand	564	508	469
Korea	534	534	485
Japan	373	264	331
Other Asia	284	270	220
Regional Elimination	(55)	(24)	(24)
	3,085	2,926	2,123

Inter-segment elimination	(105)	(126)	(171)

Total	$15,395	$14,121	$13,680

Adient started consolidating CQADNT in China after completing the acquisition on September 30, 2021. Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information.
Adient plc | Form 10-K | 95

Long-Lived Assets (consisting of net property, plant and equipment)
	Year Ended September 30,
(in millions)	2023	2022
Americas
United States	$446	$460
Mexico	152	164
Other Americas	18	19
	616	643
EMEA
Poland	131	118
Germany	127	126
Spain	38	39
Czech Republic	30	29
Other EMEA	190	184
	516	496
Asia
China	113	111
Japan	51	47
Thailand	45	41
Korea	22	21
Other Asia	19	18
	250	238

Total	$1,382	$1,377

18. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the “Equity income” line in the consolidated statements of income (loss). Adient maintains total investments in partially-owned affiliates of $303 million and $286 million at September 30, 2023 and 2022, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	% ownership at September 30,
Name of key partially-owned affiliate	2023	2022
KEIPER Seating Mechanisms Co., Ltd. (KEIPER)	50.0%	50.0%
Changchun FAWAY Adient Automotive Systems Co. Ltd. (CFAA)	49.0%	49.0%

	Year Ended September 30,
(in millions)	2023	2022	2021
Income statement data:
Net sales	$3,791	$4,039	$8,809
Gross profit	$346	$374	$1,008
Net income	$173	$189	$733
Net income attributable to the entity	$171	$187	$682

Adient plc | Form 10-K | 96

	September 30,
(in millions)	2023	2022
Balance sheet data:
Current assets	$1,800	$1,784
Noncurrent assets	$756	$826
Current liabilities	$1,639	$1,843
Noncurrent liabilities	$283	$159
Noncontrolling interests	$—	$6

During fiscal 2023, Adient concluded that indicators of other-than-temporary impairment were present related to nonconsolidated partially-owned affiliates in Asia and EMEA, and recorded non-cash impairment charges of $3 million and $3 million as a result, respectively.

Over the past two fiscal years, Adient and KEIPER have modified existing supply agreements, resulting in reductions in Adient’s purchase prices on certain products. Such modifications resulted in reductions of $25 million and $34 million in Adient’s cost of sales and equity income, respectively, during fiscal 2023. The modifications resulted in reductions of $14 million and $17 million in Adient’s cost of sales and equity income, respectively, during fiscal 2022.

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $4 million and $6 million at September 30, 2023 and 2022, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

The following table sets forth the location and amounts of net sales to and purchases from related parties included in Adient's consolidated statements of income (loss):

		Year Ended September 30,
(in millions)		2023	2022	2021
Net sales to related parties	Net sales	$253	$247	$273
Purchases from related parties	Cost of sales	397	434	558
Adient plc | Form 10-K | 97

The following table sets forth the location and amount of accounts receivable due from and payable to related parties in Adient's consolidated statements of financial position:

		September 30,
(in millions)		2023	2022
Accounts receivable due from related parties	Accounts receivable	$26	$34
Accounts payable due to related parties	Accounts payable	67	95

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-K | 98

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, Adient conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2023, the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, the principal executive officer and principal financial officer concluded that Adient's disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in Adient's reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to Adient's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of Adient's internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that Adient maintained effective internal control over financial reporting as of September 30, 2023. The effectiveness of Adient's internal control over financial reporting as of September 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter of the fiscal year ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, Adient's internal control over financial reporting.

Adient plc | Form 10-K | 99

Item 9B. Other Information

During the fourth quarter of fiscal year 2023, none of Adient’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Adient plc | Form 10-K | 100

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Adient intends to hold its 2024 annual general meeting of shareholders on March 12, 2024.

The information required by this Item is set forth under the sections entitled "Q: Where can I find Corporate Governance materials for Adient?," "Proposal One: Election of Directors," "Corporate Governance," "Board and Committee Information," "Audit Committee Report," and "Delinquent Section 16(a) Reports" in Adient's 2024 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after September 30, 2023 in connection with the solicitation of proxies for Adient's 2024 annual general meeting of shareholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item is set forth under the sections entitled "Corporate Governance," "Board and Committee Information," "Human Capital and Compensation Committee Report," "Compensation Discussion and Analysis," "Director Compensation," "Potential Payments and Benefits upon Termination and Change in Control," and "Share Ownership of Executive Officers and Directors" in Adient's 2024 Proxy Statement to be filed with the SEC within 120 days after September 30, 2023 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the section entitled "Share Ownership of Executive Officers and Directors" in Adient's 2024 Proxy Statement to be filed with the SEC within 120 days after September 30, 2023 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the section entitled "Corporate Governance" in Adient's 2024 Proxy Statement to be filed with the SEC within 120 days after September 30, 2023 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth under the section entitled "Audit Committee Report" in Adient's 2024 Proxy Statement to be filed with the SEC within 120 days after September 30, 2023 and is incorporated herein by reference.

Adient plc | Form 10-K | 101

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

ADIENT AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Year Ended September 30,
(in millions)	2023	2022	2021
Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$21	$29	$10
Provision charged to costs and expenses	9	10	12
Reserve adjustments	(15)	(16)	(15)
Acquisitions	—	—	22
Currency translation	—	(2)	—
Balance at end of period	$15	$21	$29
Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$1,662	$1,637	$1,656
Allowance provision for operating and other loss carryforwards	(61)	94	(85)
Allowance provision (benefit) adjustments	54	(69)	60
Acquisitions	—	—	6
Balance at end of period	$1,655	$1,662	$1,637

All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

Adient plc | Form 10-K | 102

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

Adient plc | Form 10-K | 103

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

4.20
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

Adient plc | Form 10-K | 104

4.21
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

4.22
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

4.23
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

Adient plc | Form 10-K | 105

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

10.15	Adient plc Flexible Perquisites Program (incorporated by reference to Exhibit 10.3 to Adient plc’s Quarterly Report on Form 10-Q filed August 7, 2019 (File No. 1-37757)).*

10.16
Written description of Adient US LLC severance benefit for certain executive officers (incorporated by reference to Exhibit 10.18 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).*

10.17	Adient plc Non-Employee Directors Compensation Summary and Ownership Guidelines, as amended and restated effective as of October 1, 2022.*

10.18
Adient plc Executive Share Ownership Guidelines effective as of September 17, 2019 (incorporated by reference to Exhibit 10.20 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).*

10.19
Form of Key Executive Severance and Change of Control Agreement by and among Adient plc, Adient US LLC and the following current or former executive officers: Jerome J. Dorlack, Jim Conklin, and Jeffrey M. Stafeil (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed January 20, 2017 (File No. 1-37757)).*

10.20
Agreement, dated as of May 18, 2018, by and between Adient plc and Blue Harbour Group, L.P. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed May 18, 2018 (File No. 1-37757)).

10.21
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

10.23
Offer Letter, dated October 8, 2018, entered into between Adient US LLC and Jerome Dorlack (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed August 7, 2019 (File No. 1-37757)).*

10.24
Employment Contract, dated October 29, 2018, entered into between Adient Germany Ltd. & Co. KG and Michel Pierre Berthelin. (incorporated by reference to Exhibit 10.2 to Adient plc’s Quarterly Report on Form 10-Q filed August 7, 2019 (File No. 1-37757)).*

Adient plc | Form 10-K | 106

10.25
Labour Contract, dated as of March 6, 2016, by and between Adient Management (China) Co., Ltd. and Jian James Huang (incorporated by reference to Exhibit 10.29 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).*

10.26
Master Agreement, dated as of January 31, 2020, by and among Adient plc, Yanfeng Automotive Trim Systems Company Ltd., Adient Yanfeng Seating Mechanisms Co., Ltd., Yanfeng Adient Seating Co., Ltd. and Yanfeng Global Automotive Interior Systems Co., Ltd. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on January 31, 2020).*

10.27
Amendment to the Joint Venture Contract of Yanfeng Adient Seating Co., Ltd. (effective upon the satisfaction of the relevant conditions set forth in the Master Agreement filed as Exhibit 10.29 to this Form 10-K) (incorporated by reference to Exhibit 10.2. to Adient plc’s Current Report on Form 8-K filed on January 31, 2020).*

10.28
Restricted Shares or Restricted Share Unit Award Agreement for grants made July 1, 2020 under the Adient plc Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on May 28, 2020).*

10.29
Amended and Restated Master Agreement, dated as of June 24, 2020, by and among Adient plc, Yanfeng Automotive Trim Systems Company Ltd., Adient Yanfeng Seating Mechanisms Co., Ltd., Yanfeng Adient Seating Co., Ltd. and Yanfeng Global Automotive Interior Systems Co., Ltd. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on June 24, 2020).*

10.30
Adient US LLC Retirement Restoration Plan, as amended and restated effective January 1, 2021 (incorporated by reference to Exhibit 10.33 to Adient plc’s Annual Report on Form 10-K filed November 30, 2020 (File No. 1-37757)).

10.31
Master Agreement, dated as of March 12, 2021, by and among Adient plc, Adient Asia Holdings Co., Ltd., Qiyue (Shanghai) Trading Co., Ltd., Yanfeng Automotive Trim Systems Co., Ltd., Yanfeng Adient Seating Co., Ltd. and KEIPER Seating Mechanisms Co., Ltd. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on March 12, 2021).#

10.32
Ancillary Master Agreement, dated as of March 12, 2021, by and among Adient plc, Adient Asia Holdings Co., Ltd., Yanfeng Adient Seating Co., Ltd., Yanfeng Automotive Trim Systems Co., Ltd. and KEIPER Seating Mechanisms Co., Ltd. (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed on March 12, 2021).#

10.33
Equity Transfer Agreement, dated as of March 12, 2021, by and between Yanfeng Automotive Trim Systems Co., Ltd. and Adient Asia Holdings Co., Ltd. (incorporated by reference to Exhibit 10.3 to Adient plc’s Current Report on Form 8-K filed on March 12, 2021.).#

10.34
Amendment No. 1 dated April 8, 2021 to the Term Loan Credit Agreement dated as of May 6, 2019, among the Borrowers, the lenders party hereto, and the Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on April 9, 2021.).

10.35
Restricted Shares or Restricted Share Unit Award Agreement for certain salary reduction replacement grants made under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on June 30, 2021.).

10.36
Form of Restricted Shares or Restricted Share Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed on March 10, 2021 (File No. 1-37757)).*

10.37
Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Annex A to Adient plc’s definitive proxy statement on Schedule 14A filed on January 26, 2021 for the Adient plc 2021 annual general meeting of shareholders held March 9, 2021 (File No. 1-37757)).*

Adient plc | Form 10-K | 107

10.38
Form of Performance Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Adient plc’s Current Report on Form 8-K filed on March 10, 2021 (File No. 1-37757)).*

10.39
Form of Adient plc Performance Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan, as updated in March 2022 (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed on May 5, 2022 (File No. 1-37757)).*

10.40
Form of Restricted Shares or Restricted Share Unit Award Agreement for the 2022 salary replacement awards for Douglas G. Del Grosso and Jerome J. Dorlack made under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on September 23, 2022 (File No. 1-37757)).*

10.41
Amendment Agreement No. 1, dated March 13, 2023, to Amended and Restated Revolving Credit Agreement, dated as of November 2, 2022, among Adient US LLC, the other borrower subsidiaries party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed May 3, 2023 (File No. 1-37757)).

10.42
Amendment Agreement No. 2, dated March 13, 2023, to Amended and Restated Revolving Credit Agreement, dated as of November 2, 2022, among Adient US LLC, the other borrower subsidiaries party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Adient plc’s Quarterly Report on Form 10-Q filed May 3, 2023 (File No. 1-37757)).

10.43
Amendment Agreement, dated March 13, 2023, to Term Loan Credit Agreement, dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to Adient plc’s Quarterly Report on Form 10-Q filed May 3, 2023 (File No. 1-37757)).

10.44
Amendment No. 2, dated April 24, 2023, to the Term Loan Credit Agreement dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to Adient plc’s Quarterly Report on Form 10-Q filed May 3, 2023 (File No. 1-37757)).

97.1	Adient plc Amended and Restated Executive Compensation Incentive Recoupment Policy

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

Adient plc | Form 10-K | 108

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Adient hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Item 16.	Form 10-K Summary

Not applicable.
Adient plc | Form 10-K | 109

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc

By:	/s/ Douglas G. Del Grosso
Douglas G. Del Grosso
President and Chief Executive Officer and a Director
Date:	November 17, 2023

By:	/s/ Jerome J. Dorlack
Jerome J. Dorlack
Executive Vice President and Chief Financial Officer
Date:	November 17, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 17, 2023, by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ Douglas G. Del Grosso	/s/ Jerome J. Dorlack
Douglas G. Del Grosso	Jerome J. Dorlack
President and Chief Executive Officer and a Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Gregory S. Smith	/s/ Frederick A. Henderson
Gregory S. Smith	Frederick A. Henderson
Senior Vice President and Chief Accounting Officer	Non-Executive Chairman and Director
(Principal Accounting Officer)

/s/ Julie L. Bushman	/s/ Peter H. Carlin
Julie L. Bushman	Peter H. Carlin
Director	Director

/s/ Ricky T. Dillon	/s/ Jodi E. Eddy
Ricky T. Dillon	Jodi E. Eddy
Director	Director

/s/ Richard Goodman	/s/ José M. Gutiérrez
Richard Goodman	José M. Gutiérrez
Director	Director

/s/ Barb J. Samardzich
Barb J. Samardzich
Director

Adient plc | Form 10-K | 110