Form 10-Q
period 2023-12-31
Adient plc
filed 2024-02-07
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
or
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

At December 31, 2023, 91,245,859 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended December 31, 2023

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income
(unaudited)

	Three Months Ended December 31,
(in millions, except per share data)	2023	2022
Net sales	$3,660	$3,699
Cost of sales	3,414	3,468
Gross profit	246	231
Selling, general and administrative expenses	147	138
Restructuring and impairment costs	11	7
Equity income	23	28
Earnings before interest and income taxes	111	114
Net financing charges	44	41
Other pension expense (income)	2	9
Income before income taxes	65	64
Income tax provision (benefit)	20	31
Net income	45	33
Income attributable to noncontrolling interests	25	21
Net income attributable to Adient	$20	$12

Earnings per share:
Basic	$0.22	$0.13
Diluted	$0.21	$0.13

Shares used in computing earnings per share:
Basic	92.9	95.1
Diluted	93.6	95.9

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended December 31,
(in millions)	2023	2022
Net income	$45	$33
Other comprehensive income, net of tax:
Foreign currency translation adjustments	142	106
Realized and unrealized gains on derivatives	9	25
Other comprehensive income	151	131
Total comprehensive income	196	164
Comprehensive income attributable to noncontrolling interests	38	37
Comprehensive income attributable to Adient	$158	$127

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	December 31, 2023	September 30, 2023
Assets
Cash and cash equivalents	$990	$1,110
Accounts receivable - net	1,661	1,874
Inventories	833	841
Other current assets	590	491
Current assets	4,074	4,316
Property, plant and equipment - net	1,401	1,382
Goodwill	2,138	2,094
Other intangible assets - net	401	408
Investments in partially-owned affiliates	322	303
Assets held for sale	7	7
Other noncurrent assets	954	914
Total assets	$9,297	$9,424
Liabilities and Shareholders' Equity
Short-term debt	$7	$2
Current portion of long-term debt	137	132
Accounts payable	2,422	2,526
Accrued compensation and benefits	329	400
Restructuring reserve	54	51
Other current liabilities	599	627
Current liabilities	3,548	3,738
Long-term debt	2,403	2,401
Pension and postretirement benefits	95	92
Other noncurrent liabilities	578	590
Long-term liabilities	3,076	3,083
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	57	57
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at December 31, 2023	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 91,245,859 shares issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	3,872	3,973
Accumulated deficit	(883)	(903)
Accumulated other comprehensive income (loss)	(704)	(842)
Shareholders' equity attributable to Adient	2,285	2,228
Noncontrolling interests	331	318
Total shareholders' equity	2,616	2,546
Total liabilities and shareholders' equity	$9,297	$9,424

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended December 31,
(in millions)	2023	2022
Operating Activities
Net income attributable to Adient	$20	$12
Income attributable to noncontrolling interests	25	21
Net income	45	33
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	72	69
Amortization of intangibles	11	12
Pension and postretirement expense (benefit)	3	9
Pension and postretirement contributions, net	(10)	(3)
Equity in earnings of partially-owned affiliates, net of dividends received	(6)	(16)
Deferred income taxes	(6)	(1)
Equity-based compensation	13	8
Other	—	(3)
Changes in assets and liabilities, excluding impact of acquisitions/divestitures:
Receivables	234	167
Inventories	29	22
Other assets	(81)	(47)
Restructuring reserves	(9)	(27)
Accounts payable and accrued liabilities	(256)	(191)
Accrued income taxes	2	12
Cash provided (used) by operating activities	41	44
Investing Activities
Capital expenditures	(55)	(61)
Sale of property, plant and equipment	14	15
Acquisition of businesses, net of cash acquired	—	(6)
Proceeds from business divestitures	(3)	3
Other	—	(1)
Cash provided (used) by investing activities	(44)	(50)
Financing Activities
Increase (decrease) in short-term debt	5	—
Increase (decrease) in long-term debt	—	2
Repayment of long-term debt	—	(2)
Debt financing costs	—	(7)
Share repurchases	(100)	—
Dividends paid to noncontrolling interests	(48)	(50)
Share based compensation and other	(12)	(12)
Cash provided (used) by financing activities	(155)	(69)
Effect of exchange rate changes on cash and cash equivalents	38	29
Increase (decrease) in cash and cash equivalents	(120)	(46)
Cash and cash equivalents at beginning of period	1,110	947
Cash and cash equivalents at end of period	$990	$901

The accompanying notes are an integral part of the consolidated financial statements.
Adient plc | Form 10-Q | 6

Adient plc
Notes to Consolidated Financial Statements
(unaudited)

1. Organization and Summary of Significant Accounting Policies

Adient is a global leader in the automotive seating supplier industry. Adient has a leading market position in the Americas, Europe and China, and has longstanding relationships with the largest global automotive original equipment manufacturers, or OEMs. Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests and trim covers. Adient is an independent seat supplier with global scale and the capability to design, develop, engineer, manufacture, and deliver complete seat systems and components in every major automotive producing region in the world.

Basis of Presentation
The unaudited consolidated financial statements of Adient have been prepared in accordance with the rules and regulations of the US Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair statement of the results of operations, financial position and cash flows of Adient for the interim periods presented. Interim results are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to be impacted by supply chain disruptions, inflationary pressures and volatile commodity pricing on certain input costs, along with the impacts of higher interest rates and volatility in consumer demand.

Principles of Consolidation
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended December 31, 2023, and September 30, 2023, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which is restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	December 31, 2023	September 30, 2023
Current assets	$237	$265
Noncurrent assets	112	121
Total assets	$349	$386

Current liabilities	$172	$228
Noncurrent liabilities	12	13
Total liabilities	$184	$241

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
(in millions, except per share data)	2023	2022
Numerator:
Net income attributable to Adient	$20	$12

Denominator:
Shares outstanding	92.9	95.1
Effect of dilutive securities	0.7	0.8
Diluted shares	93.6	95.9

Earnings per share:
Basic	$0.22	$0.13
Diluted	$0.21	$0.13
The effect of common stock equivalents which would have been anti-dilutive was immaterial and excluded from the calculation of diluted earnings per share for the three months ended December 31, 2023 and 2022.

New Accounting Pronouncements

Standards Adopted During Fiscal 2024

On October 1, 2023, Adient adopted Accounting Standards Codification (ASU) 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires disclosures of key terms of Adient's material supplier finance program. Refer to Note 8, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information.

Standards Effective After Fiscal 2024

Adient has considered the ASUs that are summarized below, each to be effective after fiscal 2024, which are not expected to significantly impact the consolidated financial statements:

Standard to be Adopted	Description	Date Effective
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The ASU requires additional disclosures on significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”). The ASU also requires additional disclosures of an amount for other segment items by reportable segment and a description of its composition.	October 1, 2024

ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures.	The ASU requires disclosure of additional details about the reporting entity's reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. The ASU also requires further disaggregation of income tax amounts paid by federal, state and foreign, as well as by material jurisdiction.	October 1, 2025

2. Revenue Recognition

Adient generates revenue through the sale of automotive seating solutions, including complete seating systems and the components of complete seating systems. Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, the program can be
Adient plc | Form 10-Q | 8

canceled at any time without cause by the customer. Programs awarded to Adient to supply parts to its customers do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is generally recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments (some of which are accounted for as variable consideration and subject to being constrained), net of the impact, if any, of consideration paid to the customer. Approximately 1% of net sales recorded during the first quarter of fiscal 2024 were related to product sales transacted in prior fiscal years.

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities exist at September 30, 2023 or at December 31, 2023. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

In November 2023, Adient finalized the sale of 51% of its interest (previously held 100%) in Adient (Langfang) Seating Co., Ltd. ("LFADNT") in China for ¥44 million ($6 million), resulting in the deconsolidation of LFADNT, including $9 million of cash. Adient recorded an $8 million loss as a result of the transaction in the Asia segment, including $5 million of allocated goodwill.

In April 2023, Adient completed the acquisition of Nantong Yanfeng Adient Seating Trim Co., Ltd. (“YFAT”) from KEIPER Seating Mechanisms Co., Ltd. (“KEIPER”) for ¥150 million ($23 million). Adient made an initial deposit of ¥75 million ($12 million) in fiscal 2022, which represents 50% of the purchase price (reflected within other current assets as of September 30, 2022). During fiscal 2023, Adient paid the remaining purchase price of ¥75 million ($11 million). The acquisition was accounted for using the acquisition method, and the operating results and cash flows of YFAT are included in Adient's consolidated financial statements starting from May 2023. The acquisition has provided additional synergies within the Asia segment. Adient recorded a purchase price allocation for the assets acquired and liabilities assumed based on their fair values as of the April 2023 acquisition date, which included $13 million of goodwill and $5 million of acquired cash. The allocation of the purchase price is based on the valuations performed to determine the fair value of the net assets as of the acquisition date. If the acquisition of YFAT had occurred on October 1, 2021, its impact on Adient's net sales and net income attributable to Adient for fiscal 2022 and fiscal 2023 would have been immaterial. Upon acquisition, YFAT was renamed as Adient (Nantong) Automotive Seating Components Co., Ltd.

Adient plc | Form 10-Q | 9

4. Inventories

Inventories consisted of the following:

(in millions)	December 31, 2023	September 30, 2023
Raw materials and supplies	$629	$644
Work-in-process	33	34
Finished goods	171	163
Inventories	$833	$841

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2023	$609	$317	$1,168	$2,094
Business divestiture (1)	—	—	(5)	(5)
Currency translation and other	1	19	29	49
Balance at December 31, 2023	$610	$336	$1,192	$2,138

(1) Refer to Note 3, "Acquisitions and Divestitures," for information on the sale of 51% of Adient's interest in LFADNT.

Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for more information on Adient's reportable segments.

Adient's intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	December 31, 2023			September 30, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$80	$(34)	$46	$79	$(32)	$47
Customer relationships	556	(214)	342	550	(201)	349
Trademarks	—	—	—	17	(17)	—
Miscellaneous	25	(12)	13	24	(12)	12
Total intangible assets	$661	$(260)	$401	$670	$(262)	$408

Amortization of intangible assets for the three months ended December 31, 2023 and 2022 was $11 million and $12 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	Three Months Ended December 31,
(in millions)	2023	2022
Balance at beginning of period	$21	$21
Accruals for warranties issued during the period	4	2
Settlements made (in cash or in kind) during the period	(2)	(4)
Currency translation	—	1
Balance at end of period	$23	$20

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

The components of lease costs included in the consolidated statement of income for three months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended December 31,
(in millions)	2023	2022
Operating lease cost	$27	$26
Short-term lease cost	7	8
Total lease cost	$34	$34

Adient plc | Form 10-Q | 11

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

(in millions)		December 31, 2023	September 30, 2023
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$245	$241

Operating lease liabilities - current	Other current liabilities	$81	$77
Operating lease liabilities - noncurrent	Other noncurrent liabilities	163	163
		$244	$240

Weighted average remaining lease term:
Operating leases		5 years	5 years

Weighted average discount rate:
Operating leases		6.5%	6.1%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2023 are as follows:

Operating leases
Fiscal years (in millions)	December 31, 2023
2024 (excluding the three months ended December 31, 2023)	$72
2025	73
2026	49
2027	34
2028	21
Thereafter	43
Total lease payments	292
Less: imputed interest	(48)
Present value of lease liabilities	$244

Supplemental cash flow information related to leases is as follows:

	Three Months Ended December 31,
(in millions)	2023	2022
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$16	$8

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$27	$26

Adient plc | Form 10-Q | 12

8. Debt and Financing Arrangements

Long-term and short-term debt consisted of the following:

(in millions)	December 31, 2023	September 30, 2023
Long-term debt:
8.25% Notes due 2031	$500	$500
7.00% Secured Notes due 2028	500	500
Term Loan B due in 2028	635	635
4.875% Notes due in 2026	795	795
3.50% Notes due in 2024	136	130
Other bank borrowings and finance lease obligations	3	4
Less: debt issuance costs	(29)	(31)
Gross long-term debt	2,540	2,533
Less: current portion	137	132
Net long-term debt	$2,403	$2,401

Short-term debt:
Other bank borrowings	$7	$2
Total short-term debt	$7	$2

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the "ABL Credit Facility"), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient paid $7 million in debt issuance costs for the amended ABL Credit Facility and will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of December 31, 2023, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $938 million (net of $12 million of letters of credit).

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $635 million as of September 30, 2023 and December 31, 2023, which is maintained fully at Adient Global Holdings S.à r.l and is due at final maturity on April 8, 2028. Interest on the Term Loan B Agreement accrues at Term SOFR plus an applicable margin equal to 3.25%. The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. In January 2024, the Term Loan B Agreement was amended to reduce the applicable margin from 3.25% to 2.75% and extend final maturity to January 31, 2031.

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

During fiscal 2023, Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, issued (i) $500 million (net proceeds of $494 million) in aggregate principal amount of 7% senior secured notes due 2028 and (ii) $500 million (net proceeds of $494 million) in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes will be paid on April 15 and October 15 each year, beginning on October 15, 2023. These notes contain covenants that are usual and customary. The total net proceeds of $988 million along with cash on hand were used primarily to redeem $350 million of the senior secured term loan facility under the Term Loan B Agreement, and repurchase €700 million ($743 million) of the 3.50% unsecured notes due 2024 as described below. Adient paid $16 million in debt issuance costs for these new debt issuances.

AGH also maintains 4.875% USD-denominated unsecured notes due 2026. The aggregate principal amount of these notes was $795 million as of December 31, 2023 and September 30, 2023.

AGH also previously maintained €823 million aggregate principal amount of 3.50% unsecured notes due in August 2024. During fiscal 2023, Adient repurchased €700 million ($743 million) of the 3.50% unsecured notes at a premium of €7 million ($7 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €2 million ($2 million) of previously deferred financing costs to net financing charges. As of December 31, 2023, the remaining balance of this debt was €123 million ($136 million) and is classified as current portion of long-term debt on the consolidated statement of financial position.

Net Financing Charges

Adient's net financing charges in the consolidated statements of income contained the following components:

	Three Months Ended December 31,
(in millions)	2023	2022
Interest expense, net of capitalized interest costs	$48	$41
Banking fees and debt issuance cost amortization	4	4
Interest income	(9)	(4)
Net foreign exchange	1	—
Net financing charges	$44	$41

Total interest paid on both short and long-term debt for the three months ended December 31, 2023 and 2022 was $60 million and $20 million, respectively.

Other Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of December 31, 2023, $85 million was funded under these programs compared to $170 million as of September 30, 2023.

Adient plc | Form 10-Q | 14

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of December 31, 2023, and September 30, 2023, Adient's liabilities related to this program were $57 million and $50 million, respectively. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

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
Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2023 and September 30, 2023, respectively.
The €123 million ($136 million) aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was previously designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds were reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe. During the first quarter of fiscal 2024, Adient de-designated these notes as a net investment hedge concurrent with entering into a foreign exchange forward contract designated as a fair value hedge of the principal balance on the 3.50% notes. The impact of foreign currency changes on the notes and the contract are recorded in net financing charges until payment of the notes and maturity of the foreign exchange forward contract in August 2024.

In January 2024, Adient entered into a ¥685 million ($96 million) foreign exchange forward contract to selectively hedge portions of its net investment in China. The contract is set to mature in October 2024.

Adient plc | Form 10-Q | 15

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	December 31, 2023	September 30, 2023	December 31, 2023	September 30, 2023
Other current assets
Foreign currency exchange derivatives	$38	$30	$5	$4
Other noncurrent assets
Foreign currency exchange derivatives	1	—	—	—
Total assets	$39	$30	$5	$4

Other current liabilities
Foreign currency exchange derivatives	$4	$8	$—	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	6	—	—
Long-term debt
Foreign currency denominated debt	—	130	—	—
Total liabilities	$5	$144	$—	$—

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of December 31, 2023 and September 30, 2023, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	December 31, 2023	September 30, 2023	December 31, 2023	September 30, 2023
Gross amount recognized	$44	$34	$5	$144
Gross amount eligible for offsetting	(5)	(12)	(5)	(12)
Net amount	$39	$22	$—	$132

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Three Months Ended December 31,
(in millions)	2023	2022
Foreign currency exchange derivatives	$26	$32

Adient plc | Form 10-Q | 16

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended December 31,
		2023	2022
Foreign currency exchange derivatives	Cost of sales	$15	$7
During the next twelve months, $29 million of pretax gains on cash flow hedges are expected to be reclassified from AOCI into Adient's consolidated statements of income.

The following table presents the location and amount of pretax gains (losses) on fair value hedge activity in Adient's consolidated statements of income:

(in millions)		Three Months Ended December 31,
		2023	2022
Foreign currency exchange derivatives	Net financing charges	$6	$—
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income:

(in millions)		Three Months Ended December 31,
		2023	2022
Foreign currency exchange derivatives	Cost of sales	$1	$3
Foreign currency exchange derivatives	Net financing charges	9	9
Total		$10	$12

Adient had no outstanding net investment hedges during the three months ended December 31, 2023. The effective portion of pretax gains (losses) recorded in currency translation adjustment (CTA) within other comprehensive income related to net investment hedges was $(69) million for the three months ended December 31, 2022. For the three months ended December 31, 2023 and 2022, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges. For the three months ended December 31, 2023 and 2022, no ineffectiveness was recognized in the consolidated statements of income resulting from cash flow hedges.

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
Adient plc | Form 10-Q | 17

Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$43	$—	$43	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Total assets	$44	$—	$44	$—
Other current liabilities
Foreign currency exchange derivatives	4	—	4	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	—	1	—
Total liabilities	$5	$—	$5	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$34	$—	$34	$—
Total assets	$34	$—	$34	$—
Other current liabilities
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	6	—	6	—
Total liabilities	$14	$—	$14	$—

Valuation Methods
Foreign currency exchange derivatives: Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2023 and September 30, 2023, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.6 billion and $2.5 billion at December 31, 2023 and September 30, 2023, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

Adient plc | Form 10-Q | 18

11. Equity and Noncontrolling Interests

For the three months ended December 31, 2023:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2023	$—	$3,973	$(903)	$(842)	$2,228	$318	$2,546
Net income	—		20		20	12	32
Foreign currency translation adjustments	—	—	—	129	129	5	134
Realized and unrealized gains (losses) on derivatives	—	—	—	9	9	—	9
Dividends attributable to noncontrolling interests	—	—	—	—	—	(4)	(4)
Repurchases of common stock	—	(100)	—	—	(100)	—	(100)
Share based compensation and other	—	(1)	—	—	(1)	—	(1)
Balance at December 31, 2023	$—	$3,872	$(883)	$(704)	$2,285	$331	$2,616

For the three months ended December 31, 2022:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2022	$—	$4,026	$(1,108)	$(845)	$2,073	$302	$2,375
Net income	—	—	12	—	12	14	26
Foreign currency translation adjustments	—	—	—	90	90	5	95
Realized and unrealized gains (losses) on derivatives	—	—	—	25	25	—	25
Dividends attributable to noncontrolling interests	—	—	—	—	—	(4)	(4)
Share based compensation and other	—	(8)	—	—	(8)	—	(8)
Balance at December 31, 2022	$—	$4,018	$(1,096)	$(730)	$2,192	$317	$2,509

Adient plc | Form 10-Q | 19

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended December 31,
(in millions)	2023	2022
Foreign currency translation adjustments
Balance at beginning of period	$(854)	$(836)
Aggregate adjustment for the period, net of tax	129	90
Balance at end of period (1)	$(725)	$(746)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$13	$(8)
Current period changes in fair value, net of tax	21	31
Reclassification to income, net of tax	(12)	(6)
Balance at end of period	$22	$17
Pension and postretirement plans
Balance at beginning of period	$(1)	$(1)
Balance at end of period	$(1)	$(1)
Accumulated other comprehensive income (loss), end of period	$(704)	$(730)

(1) The ending balance of foreign currency translation adjustments as of December 31, 2023 and 2022 include cumulative net investment hedge gains of $74 million and $75 million, respectively. During the next twelve months, no gains or losses are expected to be reclassified from AOCI into Adient's consolidated statements of income.

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

	Three Months Ended December 31,
(in millions)	2023	2022
Beginning balance	$57	$45
Net income (1)	13	7
Dividends	(21)	(18)
Foreign currency translation adjustments	8	11
Ending balance	$57	$45

(1) During the first quarter of fiscal 2024, a $5 million adjustment was recorded to increase income attributable to noncontrolling interest related to the three months ended September 30, 2023.

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of the Company’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal year 2023, Adient repurchased and immediately retired 1,756,777 shares of its ordinary shares at an average purchase price per share of $37.00. The aggregate amount of cash paid to repurchase the shares was $65 million. During the first quarter of fiscal 2024, Adient repurchased and immediately retired 3,003,358 shares of its
Adient plc | Form 10-Q | 20

ordinary shares at an average purchase price per share of $33.32. The aggregate amount of cash paid to repurchase the shares was $100 million. As of December 31, 2023, the remaining aggregate amount of authorized repurchases was $435 million.

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended December 31,
(in millions)	2023	2022
Service cost	$1	$1
Interest cost	5	4
Expected return on plan assets	(3)	(3)
Net actuarial and settlement/curtailment (gain) loss	—	8
Net periodic benefit cost	$3	$10

The interest cost, expected return on plan assets, and net actuarial and settlement/curtailment (gain) loss components of net periodic benefit cost are included in other pension expense (income) in the consolidated statements of income. During the first quarter of fiscal 2023, Adient recorded an $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

13. Restructuring and Impairment Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary.

During the first quarter of fiscal 2024, Adient committed to a restructuring plan ("2024 Plan") resulting in charges of $11 million. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA and Americas. The restructuring actions are expected to be substantially completed by fiscal 2025. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income. The following tables summarize the changes in Adient's restructuring reserve.

For the three months ended December 31, 2023:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2023	$56	$(5)	$51
2024 Plan charges	11	—	11
Utilized - cash	(9)	—	(9)
Noncash and other adjustments	—	1	1
Balance at December 31, 2023	$58	$(4)	$54

Adient plc | Form 10-Q | 21

For the three months ended December 31, 2022:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2022	$69	$(9)	$60
2023 Plan charges	7	—	7
Utilized - cash	(27)	—	(27)
Noncash and other adjustments	—	5	5
Balance at December 31, 2022	$49	$(4)	$45

Adient's restructuring plans include workforce reductions of approximately 13,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2023, approximately 11,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-six plant closures. As of December 31, 2023, twenty-two of the twenty-six plants have been closed.

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

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended December 31, 2023, Adient’s income tax expense was $20 million equating to an effective tax rate of 31%. The three month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials. For the three months ended December 31, 2022 Adient’s income tax expense was $31 million equating to an effective tax rate of 48%. The three month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials.

Valuation Allowances

As a result of the Company's first quarter fiscal 2024 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined it was more likely than not that certain deferred tax assets recorded in Luxembourg during the three months ended December 31, 2023, would not be realized and established a valuation allowance, which did not have a material impact on Adient’s consolidated financial statements.

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
Adient plc | Form 10-Q | 22

recognition of certain deferred tax assets which could generate a material income tax benefit for the period in which such release is recorded.

Uncertain Tax Positions

At December 31, 2023, Adient had gross tax effected unrecognized tax benefits of $537 million. If recognized, $168 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at December 31, 2023 was approximately $31 million (net of tax benefit). The interest and penalties accrued for the three months ended December 31, 2023 was $2 million. At December 31, 2022, Adient had gross tax effected unrecognized tax benefits of $522 million. If recognized, $122 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at December 31, 2022 was approximately $25 million (net of tax benefit). The interest and penalties accrued for the three months ended December 31, 2022 was $2 million. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

	Three Months Ended December 31,
(in millions)	2023	2022
Net Sales
Americas	$1,647	$1,724
EMEA	1,268	1,182
Asia	770	821
Eliminations	(25)	(28)
Total net sales	$3,660	$3,699
Adient plc | Form 10-Q | 23

	Three Months Ended December 31,
(in millions)	2023	2022
Adjusted EBITDA
Americas	$80	$69
EMEA	45	28
Asia	114	138
Corporate-related costs (1)	(23)	(23)
Restructuring and impairment costs (2)	(11)	(7)
Purchase accounting amortization (3)	(11)	(12)
Restructuring related charges (4)	9	(3)
Depreciation	(72)	(69)
Stock based compensation (5)	(13)	(8)
Other items (6)	(7)	1
Earnings before interest and income taxes	111	114
Net financing charges	(44)	(41)
Other pension income (expense) (7)	(2)	(9)
Income before income taxes	$65	$64

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
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420. The three months ended December 31, 2023 includes a $10 million gain on sale of a restructured facility.
(5) During the three months ended December 31, 2023, a $5 million adjustment was recorded to increase equity-based compensation expense related to a retired executive's equity awards that should have been recognized in prior periods.
(6) The three months ended December 31, 2023 includes an $8 million loss on sale of 51% of Adient's interest in LFADNT (as described in Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements), and a $2 million one-time divestiture related tax impact at an affiliate, partially offset by a $3 million non-recurring gain on contract related settlement. The three months ended December 31, 2022 includes a $1 million non-recurring adjustment to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia, and $1 million of indirect tax recoveries in Brazil, partially offset by $1 million of transaction costs.

(7) The three months ended December 31, 2022 includes an $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

Adient plc | Form 10-Q | 24

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended December 31,
(in millions)	2023	2022
Americas
United States	$1,422	$1,553
Mexico	632	607
Other Americas	86	95
Regional elimination	(493)	(531)
	1,647	1,724
EMEA
Spain	180	154
Germany	224	248
Poland	249	209
Czech Republic	195	228
Other EMEA	769	667
Regional elimination	(349)	(324)
	1,268	1,182
Asia
China	374	398
Korea	122	138
Thailand	122	141
Japan	93	87
Other Asia	71	65
Regional elimination	(12)	(8)
	770	821

Inter-segment elimination	(25)	(28)

Total	$3,660	$3,699

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of December 31, 2023 and September 30, 2023. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income" line in the consolidated statements of income for the three months ended December 31, 2023 and 2022, respectively.

Adient plc | Form 10-Q | 25

Adient maintains total investments in partially-owned affiliates of $322 million and $303 million at December 31, 2023 and September 30, 2023, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Three Months Ended December 31,
(in millions)	2023	2022
Income statement data:
Net sales	$1,037	$976
Gross profit	$93	$101
Net income	$49	$60
Net income attributable to the entity	$48	$59

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $4 million and $4 million at December 31, 2023 and September 30, 2023, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended December 31,
(in millions)		2023	2022
Net sales to related parties	Net sales	$66	$58
Purchases from related parties	Cost of sales	103	114

Adient plc | Form 10-Q | 26

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		December 31, 2023	September 30, 2023
Accounts receivable due from related parties	Accounts receivable	$28	$26
Accounts payable due to related parties	Accounts payable	53	67

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.
Adient plc | Form 10-Q | 27

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the effects of local and national economic, credit and capital market conditions (including the persistence of high interest rates and volatile currency exchange rates) on the global economy, work stoppages, including due to strikes, supply chain disruptions and similar events, wage inflationary pressures due to labor shortages and new labor negotiations, volatile energy markets, Adient’s ability and timing of customer recoveries for increased input costs, the availability of raw materials and component products (including components required by our customers for the manufacture of vehicles), geopolitical uncertainties such as the Ukraine and Middle East conflicts and the impact on the regional and global economies and additional pressure on supply chain and vehicle production, the ability of Adient to execute its restructuring plans and achieve the desired benefit, automotive vehicle production levels, mix and schedules, as well as our concentration of exposure to certain automotive manufacturers, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to meet debt service requirements and, terms of future financing, the impact of global tax reform legislation, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, global climate change and related emphasis on ESG matters by various stakeholders, and the ability of Adient to achieve its ESG-related goals, cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within this report as well as within Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Adient is a global leader in the automotive seating supply industry with relationships with the largest global automotive original equipment manufacturers, or OEMs. Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests and trim covers. Adient is an independent seat supplier with global scale and the capability to design, develop, engineer, manufacture and deliver complete seat systems and components in every major automotive producing region in the world.

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

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, the Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").

Adient plc | Form 10-Q | 28

Factors Affecting Adient’s Operating Environment

The results presented below are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to be impacted by supply chain disruptions, inflationary pressures and volatile commodity pricing on certain input costs, along with the impacts of higher interest rates and volatility in consumer demand. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During the first three months of fiscal 2024, global light vehicle production increased 9.8% year over year driven by improved production volumes in North America, EMEA, Asia and China. The operating environment is expected to continue to be challenging during the remainder of fiscal 2024 as the automotive industry continues to be impacted by supply chain disruptions, inflationary pressures and volatile commodity pricing on certain input costs, along with the impacts of higher interest rates and volatility in consumer demand.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended December 31,
(units in millions)	2023	Change	2022
Global	23.9	9.8%	21.8
North America	3.7	4.0%	3.6
South America	0.7	(2.1)%	0.7
EMEA	4.6	7.0%	4.3
China	8.7	20.8%	7.2
Asia, excluding China, and Other	6.2	3.3%	6.0

Source: S&P Global, January 2024

Financial Results Summary
Significant aspects of Adient's financial results for the first quarter of fiscal 2024 include the following:

•Adient recorded net sales of $3,660 million for the first quarter of fiscal 2024, representing a decrease of $39 million or 1.1% when compared to the first quarter of fiscal 2023. The decrease in net sales is attributable to Adient's lower overall production volumes in the Americas (due to the UAW strike-related production disruptions) and Asia regions and unfavorable material economics recoveries, partially offset by the favorable impact of foreign currencies and favorable pricing.

•Gross profit was $246 million, or 6.7% of net sales, for the first quarter of fiscal 2024 compared to $231 million, or 6.2% of net sales for the first quarter of fiscal 2023. Profitability, including gross profit as a percentage of net sales, was higher due to favorable business performance and favorable pricing, partially offset by lower overall production volumes, and unfavorable impacts of material economics.

•Equity income was $23 million for the first quarter of fiscal 2024, compared to $28 million for the first quarter of fiscal 2023. The decrease is primarily attributable to one-time divestiture related tax impact at an affiliate, the unfavorable impact of foreign currencies and the impact of KEIPER supply agreement modifications executed in fiscal 2023, partially offset by favorable business performance at certain affiliates.

Adient plc | Form 10-Q | 29

•Net income attributable to Adient was $20 million for the first quarter of fiscal 2024, compared to net income attributable to Adient of $12 million for the first quarter of fiscal 2023. The higher net income in the first quarter of fiscal 2024 is primarily attributable to favorable business performance, net favorable pricing adjustments, lower income tax provision, lower other pension expense and favorable material economics, net of recoveries, partially offset by lower overall production volumes, higher SG&A expenses mainly driven by a one-time loss on business divestiture, unfavorable impact of foreign currencies, higher net financing charges, higher restructuring costs, lower equity income, and higher income attributable to noncontrolling interests.

Consolidated Results of Operations

	Three Months Ended December 31,
(in millions)	2023	Change	2022
Net sales	$3,660	(1)%	$3,699
Cost of sales	3,414	(2)%	3,468
Gross profit	246	6%	231
Selling, general and administrative expenses	147	7%	138
Restructuring and impairment costs	11	57%	7
Equity income	23	(18)%	28
Earnings before interest and income taxes	111	(3)%	114
Net financing charges	44	7%	41
Other pension expense (income)	2	(78)%	9
Income before income taxes	65	2%	64
Income tax provision (benefit)	20	(35)%	31
Net income	45	36%	33
Income attributable to noncontrolling interests	25	19%	21
Net income attributable to Adient	$20	67%	$12

Net Sales

	Three Months Ended December 31,
(in millions)	2023	Change	2022
Net sales	$3,660	(1)%	$3,699

Net sales decreased by $39 million, or 1%, in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 due to lower overall production volumes in Americas resulting from the impact of the UAW strike-related production disruptions at certain customers and due to lower overall production volumes in Asia as a result of program changeovers, program launches and lower volumes on foreign OEM platforms in China, partially offset by higher productions volumes in Europe ($75 million). Unfavorable material economic recoveries ($36 million) also contributed to the decrease in net sales, partially offset by the favorable impact of foreign currencies ($56 million) and net favorable pricing adjustments ($16 million). Refer to the segment analysis below for a discussion of segment net sales.

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2023	Change	2022
Cost of sales	$3,414	(2)%	$3,468
Gross profit	$246	6%	$231
% of sales	6.7%		6.2%

Adient plc | Form 10-Q | 30

Cost of sales decreased by $54 million, or 2%, and gross profit increased by $15 million, or 6%, in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023. The year over year decrease in cost of sales was due to lower production volumes ($58 million), lower commodity costs ($28 million), favorable business performance ($18 million), and net favorable pricing adjustments ($14 million), partially offset by the unfavorable impact of foreign currencies ($60 million) and higher depreciation expense ($4 million). Gross profit for the three months ended December 31, 2023 was favorably impacted by favorable pricing and favorable business performance, partially offset by lower production volumes, the unfavorable impact of foreign currencies and higher depreciation expense. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended December 31,
(in millions)	2023	Change	2022
Selling, general and administrative expenses	$147	7%	$138
% of sales	4.0%		3.7%

SG&A expenses increased by $9 million, or 7%, in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023. The year over year increase in SG&A is attributable to higher compensation expense including stock-based and performance-based incentive compensation costs ($9 million), a one-time loss on business divestiture ($8 million) and higher overall engineering and other administrative spending ($1 million), partially offset by net year-over-year gains on sales of assets ($4 million), non-recurring contract related settlement ($3 million) and lower depreciation and amortization expense ($2 million).

Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2023	Change	2022
Restructuring and impairment costs	$11	57%	$7

Restructuring and impairment costs were higher by $4 million during the first quarter of fiscal 2024. Refer to Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Equity Income

	Three Months Ended December 31,
(in millions)	2023	Change	2022
Equity income	$23	(18)%	$28

Equity income was $23 million for the first quarter of fiscal 2024, compared to $28 million in the first quarter of fiscal 2023. The decrease is primarily attributable to a one-time divestiture related tax impact at an affiliate ($2 million), the impact of the KEIPER supply agreement modifications executed in fiscal 2023 ($2 million) and the unfavorable impact of foreign currencies ($1 million).

Adient plc | Form 10-Q | 31

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2023	Change	2022
Net financing charges	$44	7%	$41

Net financing charges increased by $3 million in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 due primarily to higher interest rates on recently issued debt instruments. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions and components of net financing charges.

Other Pension Expense (Income)

	Three Months Ended December 31,
(in millions)	2023	Change	2022
Other pension expense (income)	$2	(78)%	$9

Other pension expense was lower by $7 million in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 due primarily to a non-recurring curtailment loss associated with employee termination benefit plans recorded in the prior year. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended December 31,
(in millions)	2023	Change	2022
Income tax provision (benefit)	$20	(35)%	$31

The first quarter of fiscal 2024 income tax expense of $20 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials. The first quarter of fiscal 2023 income tax expense of $31 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials.

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2023	Change	2022
Income attributable to noncontrolling interests	$25	19%	$21

The increase in income attributable to noncontrolling interests in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 is primarily attributable to a $5 million adjustment to increase income attributable to noncontrolling interests recorded in the first quarter of fiscal 2024 related to the three months ended September 30, 2023, which more than offset lower production volumes at consolidated affiliates.

Net Income Attributable to Adient

	Three Months Ended December 31,
(in millions)	2023	Change	2022
Net income attributable to Adient	$20	67%	$12

Adient plc | Form 10-Q | 32

Net income attributable to Adient was $20 million for the first quarter of fiscal 2024, compared to net income attributable to Adient of $12 million for the first quarter of fiscal 2023. The higher net income in the first quarter of fiscal 2024 is primarily attributable to favorable business performance, net favorable pricing adjustments, lower other pension expense, lower commodity costs and lower income tax provision, partially offset by lower overall production volumes, higher SG&A expenses mainly driven by a one-time loss on business divestiture, unfavorable impact of foreign currencies, increase of net financing charges, increase of restructuring and impairment costs, lower equity income, and higher income attributable to noncontrolling interests.

Comprehensive Income Attributable to Adient

	Three Months Ended December 31,
(in millions)	2023	Change	2022
Comprehensive income attributable to Adient	$158	24%	$127

Comprehensive income attributable to Adient was $158 million for the first quarter of fiscal 2024 compared to $127 million of comprehensive income for the first quarter of fiscal 2023. The increase of $31 million is due primarily to higher net income ($12 million) and the favorable impact of foreign currency translation adjustments ($36 million), partially offset by the impact of realized and unrealized gains on derivatives ($16 million) and higher comprehensive income attributable to noncontrolling interests ($1 million).

Segment Analysis

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, the Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").

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

The results presented below are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to recover from supply chain disruptions, manages inflationary pressures and volatile commodity pricing on certain input costs, and as it addresses the impacts of higher interest rates and volatility in consumer demand. Refer to the Factors Affecting Adient’s Operating Environment section within our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, for additional information on factors that have impacted Adient.

Financial information relating to Adient's reportable segments is as follows:

	Three Months Ended December 31,
(in millions)	2023	2022
Net Sales
Americas	$1,647	$1,724
EMEA	1,268	1,182
Asia	770	821
Eliminations	(25)	(28)
Total net sales	$3,660	$3,699

Adient plc | Form 10-Q | 33

	Three Months Ended December 31,
(in millions)	2023	2022
Adjusted EBITDA
Americas	$80	$69
EMEA	45	28
Asia	114	138
Corporate-related costs (1)	(23)	(23)
Restructuring and impairment costs (2)	(11)	(7)
Purchase accounting amortization (3)	(11)	(12)
Restructuring related charges (4)	9	(3)
Depreciation	(72)	(69)
Stock based compensation (5)	(13)	(8)
Other items (6)	(7)	1
Earnings before interest and income taxes	111	114
Net financing charges	(44)	(41)
Other pension income (expense) (7)	(2)	(9)
Income before income taxes	$65	$64

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
(4) Reflects restructuring related charges for costs that are directly attributable to restructuring activities, but do not meet the definition of restructuring under ASC 420. The three months ended December 31, 2023 includes a $10 million gain on sale of a restructured facility.
(5) During the three months ended December 31, 2023, a $5 million adjustment was recorded to increase equity-based compensation expense related to a retired executive's equity awards which should have been recognized in prior periods.
(6) The three months ended December 31, 2023 includes an $8 million loss on sale of 51% of Adient's interest in LFADNT (as described in Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements), and a $2 million one-time divestiture related tax impact at an affiliate, partially offset by a $3 million non-recurring gain on contract related settlement. The three months ended December 31, 2022 includes $1 million non-recurring adjustment to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia, and $1 million of indirect tax recoveries in Brazil, partially offset by $1 million of transaction costs.

(7) The three months ended December 31, 2022 includes an $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

Adient plc | Form 10-Q | 34

Americas

	Three Months Ended December 31,
(in millions)	2023	Change	2022
Net sales	$1,647	(4)%	$1,724
Adjusted EBITDA	$80	16%	$69

Net sales decreased during the first quarter of fiscal 2024 by $77 million primarily due to the unfavorable volume impact of UAW strike-related disruptions at certain customers ($125 million) and unfavorable material economics recoveries ($25 million), partially offset by increased production volumes at other customers ($45 million) and net favorable pricing adjustments largely due to timing of commercial recoveries ($28 million).

Adjusted EBITDA increased during the first quarter of fiscal 2024 by $11 million, despite a $25 million unfavorable impact resulting from the UAW strike-related production disruptions at certain customers. The increase was due to net favorable pricing and material cost adjustments ($37 million), favorable business performance driven by lower freight costs ($14 million) and lower administrative and engineering expense ($1 million), partially offset by unfavorable material economics, net of recoveries ($18 million), lower current quarter production volumes ($14 million, including UAW strike-related impact) and the unfavorable impact of foreign currencies ($9 million).

EMEA

	Three Months Ended December 31,
(in millions)	2023	Change	2022
Net sales	$1,268	7%	$1,182
Adjusted EBITDA	$45	61%	$28

Net sales increased during the first quarter of fiscal 2024 by $86 million primarily as a result of favorable impact of foreign currency ($64 million), higher current quarter production volumes ($28 million) and net favorable pricing adjustments ($5 million), partially offset by unfavorable material economics recoveries ($11 million).

Adjusted EBITDA increased during the first quarter of fiscal 2024 by $17 million due to net favorable pricing and material cost adjustments ($9 million), favorable impact of foreign currency ($6 million), favorable material economics, net of recoveries ($6 million), favorable business performance including lower labor and freight costs ($5 million) and increased equity income ($2 million), partially offset by prior year gains on sale of assets ($6 million), higher administrative and engineering expense ($4 million) and unfavorable product mix ($1 million).
Asia

	Three Months Ended December 31,
(in millions)	2023	Change	2022
Net sales	$770	(6)%	$821
Adjusted EBITDA	$114	(17)%	$138

Net sales decreased during the first quarter of fiscal 2024 by $51 million due to lower current quarter production volumes due primarily to program changeovers, program launches and lower volumes on foreign OEM platforms in China ($27 million), lower levels of pricing adjustments year-over-year ($17 million) and an unfavorable impact of foreign currency ($7 million).

Adjusted EBITDA decreased during the first quarter of fiscal 2024 by $24 million due to lower levels of pricing adjustments year-over-year ($16 million), lower equity income driven by the impact of the KEIPER supply agreement modifications ($4 million), an unfavorable impact of foreign currencies ($4 million), lower current quarter production volumes ($3 million) and higher administrative and engineering expense ($2 million), partially offset by favorable material economics, net of recoveries ($4 million) and favorable business performance ($1 million).

Adient plc | Form 10-Q | 35

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

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the "ABL Credit Facility"), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient paid $7 million in debt issuance costs for the amended ABL Credit Facility and will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of December 31, 2023, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $938 million (net of $12 million of letters of credit).

In addition, Adient US and Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintain a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $635 million as of September 30, 2023 and December 31, 2023, which is maintained fully at Adient Global Holdings S.à r.l and is due at final maturity on April 8, 2028. Interest on the Term Loan B Agreement accrues at Term SOFR plus an applicable margin equal to 3.25%. The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. In January 2024, the Term Loan B Agreement was amended to reduce the applicable margin from 3.25% to 2.75% and extend final maturity to January 31, 2031.

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

During fiscal 2023, Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, issued (i) $500 million (net proceeds of $494 million) in aggregate principal amount of 7% senior secured notes due 2028 and (ii) $500 million (net proceeds of $494 million) in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes will be paid on April 15 and October 15 each year, beginning on October 15, 2023. These notes contain covenants that are usual and customary. The total net proceeds of $988 million along with cash on hand were used primarily to redeem $350 million of the senior secured term loan facility under the Term Loan B Agreement, and repurchase €700 million ($743 million) of the 3.50% unsecured notes due 2024 as described below. Adient paid $16 million in debt issuance costs for these new debt issuances.

Adient plc | Form 10-Q | 36

AGH also maintains 4.875% USD-denominated unsecured notes due 2026. The aggregate principal amount of these notes was $795 million as of December 31, 2023 and September 30, 2023.

AGH also previously maintained €823 million aggregate principal amount of 3.50% unsecured notes due in August 2024. During fiscal 2023, Adient repurchased €700 million ($743 million) of the 3.50% unsecured notes at a premium of €7 million ($7 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €2 million ($2 million) of previously deferred financing costs to net financing charges. As of December 31, 2023, the remaining balance of this debt was €123 million ($136 million) and is classified as current portion of long-term debt on the consolidated statement of financial position.

Sources of Cash Flows

	Three Months Ended December 31,
(in millions)	2023	2022
Cash provided (used) by operating activities	$41	$44
Cash provided (used) by investing activities	(44)	(50)
Cash provided (used) by financing activities	(155)	(69)
Capital expenditures	(55)	(61)

Operating Cash Flows: The decrease in cash flows from operating activities is primarily due to unfavorable overall changes to working capital primarily related to increases in non-income tax receivables and reductions in current liabilities resulting from payments of accrued interest and accrued compensation, partially offset by the higher current quarter net income attributable to Adient.

Investing Cash Flows: The decrease in cash used by investing activities is primarily attributable to lower capital expenditures as further explained below.

Financing Cash Flows: The increase in cash used by financing activities is attributable to $100 million common stock repurchases transacted during the current quarter and the non-recurrence of prior year debt refinancing activities. Refer to Note 8, "Debt and Financing Arrangements," and Note 11, "Equity and Noncontrolling Interests," of the notes to the consolidated financial statements for additional information.

Capital expenditures: Lower capital expenditures during the first three months of fiscal 2024 were due primarily to timing of program spend on product launches.

Working capital

(in millions)	December 31, 2023	September 30, 2023
Current assets	$4,074	$4,316
Current liabilities	3,548	3,738
Working capital	$526	$578

Working capital decreased by $52 million due to decreases in cash, accounts receivable and inventories, partially offset by increases in non-income tax receivables, and decreases in accounts payable and accrued compensation and benefits.

Restructuring Costs

During the first three months of fiscal 2024, Adient committed to a restructuring plan ("2024 Plan") of $11 million. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA and Americas. Adient currently estimates that upon completion of the restructuring actions, the fiscal 2023 restructuring plan will reduce annual operating costs by approximately $20 million, which is primarily the result of lower costs of sales and SG&A due to reduced employee-related costs, of which approximately 25% will result in net savings. The restructuring actions are expected to be substantially completed by fiscal 2025.

Adient plc | Form 10-Q | 37

Adient's restructuring plans include workforce reductions of approximately 13,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2023, approximately 11,000 of the employees have been separated from Adient pursuant to the restructuring plans. In addition, the restructuring plans included twenty-six plant closures. As of December 31, 2023, twenty-two of the twenty-six plants have been closed.

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

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of the Company’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal year 2023, Adient repurchased and immediately retired 1,756,777 shares of its ordinary shares at an average purchase price per share of $37.00. The aggregate amount of cash paid to repurchase the shares was $65 million. During the first quarter of fiscal 2024, Adient repurchased and immediately retired 3,003,358 shares of its ordinary shares at an average purchase price per share of $33.32. The aggregate amount of cash paid to repurchase the shares was $100 million. As of December 31, 2023, the remaining aggregate amount of authorized repurchases was $435 million.

Off-Balance Sheet Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of December 31, 2023, $85 million has been funded under these programs compared to $170 million as of September 30, 2023.

Effects of Inflation and Changing Prices

The effects of inflation have historically not been significant to Adient's results of operations. Generally, Adient has been able to implement operating efficiencies to sufficiently offset cost increases, which over time have been moderate. The automotive industry has experienced periods of significant volatility in commodity and other input costs, including steel, petrochemical, freight energy and labor costs. This price volatility may continue into the future as demand increases and/or supply remains constrained. Price volatility has resulted in an overall increase of input costs for Adient that may not be, or may only be partially, offset through customer negotiations.

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2023, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended December 31, 2023.

New Accounting Pronouncements

See Note 1, "Organization and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Adient plc | Form 10-Q | 38

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2023, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2024, Adient implemented a new ERP system at certain of its 100% owned entities in China. The implementation of the ERP is planned to occur in phases over the coming years for all majority-owned entities in China. There were no other changes in internal control over financial reporting during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional information on Adient's commitments and contingencies can be found in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Repurchase of Equity Securities

Share repurchase activity during the three months ended December 31, 2023 was as follows:

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)(1)
October 1 to October 31, 2023	—	$—	—	$535
November 1 to November 30, 2023	1,565,234	32.38	1,565,234	484
December 1 to December 31, 2023	1,438,124	34.33	1,438,124	435
	3,003,358	$33.32	3,003,358	$435

Adient plc | Form 10-Q | 40

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

During the first quarter of fiscal year 2024, none of Adient’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.
Adient plc | Form 10-Q | 41

Item 6.	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.1
Amendment No. 3 dated January 31, 2024 to the Term Loan Credit Agreement dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on February 1, 2024 (File No. 1-37757)).

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

Adient plc
By:	/s/ Jerome J. Dorlack
Jerome J. Dorlack
President and Chief Executive Officer
Date:	February 7, 2024

By:	/s/ Mark A. Oswald
Mark A. Oswald
Executive Vice President and Chief Financial Officer
Date:	February 7, 2024

Adient plc | Form 10-Q | 43