Form 10-Q
period 2024-03-31
Adient plc
filed 2024-05-03
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

At March 31, 2024, 89,823,637 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended March 31, 2024

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2024	2023	2024	2023
Net sales	$3,750	$3,912	$7,410	$7,611
Cost of sales	3,520	3,662	6,934	7,130
Gross profit	230	250	476	481
Selling, general and administrative expenses	115	141	262	279
Restructuring and impairment costs	125	17	136	24
Equity income	18	4	41	32
Earnings before interest and income taxes	8	96	119	210
Net financing charges	47	59	91	100
Other pension expense (income)	2	2	4	11
Income (loss) before income taxes	(41)	35	24	99
Income tax provision (benefit)	8	25	28	56
Net income (loss)	(49)	10	(4)	43
Income attributable to noncontrolling interests	21	25	46	46
Net income (loss) attributable to Adient	$(70)	$(15)	$(50)	$(3)

Earnings (loss) per share:
Basic	$(0.77)	$(0.16)	$(0.55)	$(0.03)
Diluted	$(0.77)	$(0.16)	$(0.55)	$(0.03)

Shares used in computing earnings per share:
Basic	90.5	95.3	91.7	95.2
Diluted	90.5	95.3	91.7	95.2

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2024	2023	2024	2023
Net income (loss)	$(49)	$10	$(4)	$43
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(102)	34	40	140
Realized and unrealized gains (losses) on derivatives	(6)	14	3	39
Other comprehensive income (loss)	(108)	48	43	179
Total comprehensive income (loss)	(157)	58	39	222
Comprehensive income attributable to noncontrolling interests	11	30	49	67
Comprehensive income (loss) attributable to Adient	$(168)	$28	$(10)	$155

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	March 31, 2024	September 30, 2023
Assets
Cash and cash equivalents	$905	$1,110
Accounts receivable - net	1,896	1,874
Inventories	791	841
Other current assets	533	491
Current assets	4,125	4,316
Property, plant and equipment - net	1,371	1,382
Goodwill	2,099	2,094
Other intangible assets - net	382	408
Investments in partially-owned affiliates	330	303
Assets held for sale	8	7
Other noncurrent assets	963	914
Total assets	$9,278	$9,424
Liabilities and Shareholders' Equity
Short-term debt	$—	$2
Current portion of long-term debt	134	132
Accounts payable	2,512	2,526
Accrued compensation and benefits	344	400
Other current liabilities	668	678
Current liabilities	3,658	3,738
Long-term debt	2,401	2,401
Pension and postretirement benefits	93	92
Other noncurrent liabilities	666	590
Long-term liabilities	3,160	3,083
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	58	57
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at March 31, 2024	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 89,823,637 shares issued and outstanding at March 31, 2024	—	—
Additional paid-in capital	3,830	3,973
Accumulated deficit	(953)	(903)
Accumulated other comprehensive income (loss)	(802)	(842)
Shareholders' equity attributable to Adient	2,075	2,228
Noncontrolling interests	327	318
Total shareholders' equity	2,402	2,546
Total liabilities and shareholders' equity	$9,278	$9,424

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended March 31,
(in millions)	2024	2023
Operating Activities
Net income (loss) attributable to Adient	$(50)	$(3)
Income attributable to noncontrolling interests	46	46
Net income (loss)	(4)	43
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	142	140
Amortization of intangibles	23	25
Pension and postretirement expense (benefit)	6	13
Pension and postretirement contributions, net	(16)	(9)
Equity in earnings of partially-owned affiliates, net of dividends received	(20)	(26)
Impairment of interests in nonconsolidated partially owned affiliates	—	7
Premium paid on repurchase of debt	—	7
Deferred income taxes	(7)	(4)
Equity-based compensation	23	18
Other	2	2
Changes in assets and liabilities, excluding impact of acquisitions/divestitures:
Receivables	(33)	(98)
Inventories	56	81
Other assets	(59)	(71)
Accounts payable and accrued liabilities	27	31
Accrued income taxes	(18)	11
Cash provided (used) by operating activities	122	170
Investing Activities
Capital expenditures	(124)	(117)
Sale of property, plant and equipment	14	15
Acquisition of businesses, net of cash acquired	—	(11)
Business divestitures	(3)	3
Other	—	(1)
Cash provided (used) by investing activities	(113)	(111)
Financing Activities
Increase (decrease) in short-term debt	(2)	(2)
Increase (decrease) in long-term debt	—	1,002
Repayment of long-term debt	(1)	(1,104)
Debt financing costs	(5)	(23)
Share repurchases	(150)	(28)
Dividends paid to noncontrolling interests	(51)	(52)
Share based compensation and other	(12)	(11)
Cash provided (used) by financing activities	(221)	(218)
Effect of exchange rate changes on cash and cash equivalents	7	38
Increase (decrease) in cash and cash equivalents	(205)	(121)
Cash and cash equivalents at beginning of period	1,110	947
Cash and cash equivalents at end of period	$905	$826

The accompanying notes are an integral part of the consolidated financial statements.
Adient plc | Form 10-Q | 6

Adient plc
Notes to Consolidated Financial Statements
(unaudited)

1. Organization and Summary of Significant Accounting Policies

Adient is a global leader in the automotive seating supplier industry and maintains relationships with the largest global automotive original equipment manufacturers, or OEMs. Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests and trim covers. Adient is an independent seat supplier with global scale and the capability to design, develop, engineer, manufacture, and deliver complete seat systems and components in every major automotive producing region in the world.

Basis of Presentation
The unaudited consolidated financial statements of Adient have been prepared in accordance with the rules and regulations of the US Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair statement of the results of operations, financial position and cash flows of Adient for the interim periods presented. Certain figures for comparative periods were regrouped to conform to current period presentation.

Principles of Consolidation
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended March 31, 2024, and September 30, 2023, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which is restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	March 31, 2024	September 30, 2023
Current assets	$258	$265
Noncurrent assets	107	121
Total assets	$365	$386

Current liabilities	$193	$228
Noncurrent liabilities	12	13
Total liabilities	$205	$241

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2024	2023	2024	2023
Income available to shareholders
Net income (loss) attributable to Adient	$(70)	$(15)	$(50)	$(3)

Weighted average shares outstanding
Basic weighted average shares outstanding	90.5	95.3	91.7	95.2
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	—	—	—	—
Diluted weight average shares outstanding	90.5	95.3	91.7	95.2

Earnings (loss) per share:
Basic	$(0.77)	$(0.16)	$(0.55)	$(0.03)
Diluted	$(0.77)	$(0.16)	$(0.55)	$(0.03)
Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2024 and 2023 as a result of being in a loss position.

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

Standards Effective After Fiscal 2024

Adient has considered the new standards that are summarized below, each to be effective after fiscal 2024:

Standard to be Adopted	Description	Date Effective
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The ASU requires additional disclosures on significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”). The ASU also requires additional disclosures of an amount for other segment items by reportable segment and a description of its composition.	October 1, 2024

ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures.	The ASU requires disclosure of additional details about the reporting entity's reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. The ASU also requires further disaggregation of income tax amounts paid by federal, state and foreign, as well as by material jurisdiction.	October 1, 2025

Adient plc | Form 10-Q | 8

Standard to be Adopted	Description	Date Effective
SEC Climate Disclosure Rules Final Rule 33-11275	In March 2024, the SEC adopted the final rule surrounding disclosures of the impacts and risks of climate-related matters that have a material impact on Adient's operations and consolidated financial statements. These disclosures would be required in annual reports and registration statements and would discuss Scope 1 and Scope 2 greenhouse gas emissions along with other climate-related information such as severe weather events and other natural conditions. In April 2024, the SEC voluntarily stayed the climate disclosure rules pending judicial review. Adient is monitoring the outcome and evaluating the impact of these rules on its consolidated financial statements and related disclosures.	October 1, 2025 (under final rules which are now stayed)

2. Revenue Recognition

Adient generates revenue through the sale of automotive seating solutions, including complete seating systems and the components of complete seating systems. Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, the program can be canceled at any time without cause by the customer. Programs awarded to Adient to supply parts to its customers do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is generally recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments (some of which are accounted for as variable consideration and subject to being constrained), net of the impact, if any, of consideration paid to the customer. Approximately 1% of net sales recorded during the second quarter of fiscal 2024 were related to product sales transacted in prior periods.

In a typical arrangement with the customer, purchase orders are issued for pre-production activities which consist of engineering, design and development, tooling and prototypes for the manufacture and delivery of component parts. Adient has concluded that these activities are not in the scope of ASC 606.

Adient includes shipping and handling fees billed to customers in revenue, while including costs of shipping and handling in cost of sales. Taxes collected from customers are excluded from revenue and credited directly to obligations to the appropriate government agencies. Payment terms with customers are established based on customary industry and regional practices and do not contain significant financing components.

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities exist at September 30, 2023 or at March 31, 2024. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for disaggregated revenue by geographical market.

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

Adient plc | Form 10-Q | 9

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

4. Inventories

Inventories consisted of the following:

(in millions)	March 31, 2024	September 30, 2023
Raw materials and supplies	$601	$644
Work-in-process	32	34
Finished goods	158	163
Inventories	$791	$841

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2023	$609	$317	$1,168	$2,094
Business divestiture (1)	—	—	(5)	(5)
Currency translation and other	—	9	1	10
Balance at March 31, 2024	$609	$326	$1,164	$2,099

(1) Refer to Note 3, "Acquisitions and Divestitures," for information on the sale of 51% of Adient's interest in LFADNT.

Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for more information on Adient's reportable segments.

Adient plc | Form 10-Q | 10

Adient's intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	March 31, 2024			September 30, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$79	$(35)	$44	$79	$(32)	$47
Customer relationships	547	(221)	326	550	(201)	349
Trademarks	—	—	—	17	(17)	—
Miscellaneous	24	(12)	12	24	(12)	12
Total intangible assets	$650	$(268)	$382	$670	$(262)	$408

Amortization of intangible assets for the six months ended March 31, 2024 and 2023 was $23 million and $25 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	Six Months Ended March 31,
(in millions)	2024	2023
Balance at beginning of period	$21	$21
Accruals for warranties issued during the period	4	4
Settlements made (in cash or in kind) during the period	(4)	(5)
Balance at end of period	$21	$20

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

Adient plc | Form 10-Q | 11

The components of lease costs included in the consolidated statement of income for the three and six months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2024	2023	2024	2023
Operating lease cost	$27	$28	$54	$54
Short-term lease cost	8	6	15	14
Total lease cost	$35	$34	$69	$68

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

(in millions)		March 31, 2024	September 30, 2023
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$255	$241

Operating lease liabilities - current	Other current liabilities	$81	$77
Operating lease liabilities - noncurrent	Other noncurrent liabilities	172	163
		$253	$240

Weighted average remaining lease term:
Operating leases		5 years	5 years

Weighted average discount rate:
Operating leases		6.5%	6.1%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of March 31, 2024 are as follows:

Operating leases
Fiscal years (in millions)	March 31, 2024
2024 (excluding the six months ended March 31, 2024)	$51
2025	79
2026	55
2027	38
2028	24
Thereafter	57
Total lease payments	304
Less: imputed interest	(51)
Present value of lease liabilities	$253

Adient plc | Form 10-Q | 12

Supplemental cash flow information related to leases is as follows:

	Six Months Ended March 31,
(in millions)	2024	2023
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$51	$19

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$55	$55

8. Debt and Financing Arrangements

Long-term and short-term debt consisted of the following:

(in millions)	March 31, 2024	September 30, 2023
Long-term debt:
8.25% Notes due 2031	$500	$500
7.00% Secured Notes due 2028	500	500
Term Loan B due in 2031	635	635
4.875% Notes due in 2026	795	795
3.50% Notes due in 2024	133	130
Other bank borrowings and finance lease obligations	3	4
Less: debt issuance costs	(31)	(31)
Gross long-term debt	2,535	2,533
Less: current portion	134	132
Net long-term debt	$2,401	$2,401

Short-term debt:
Other bank borrowings	$—	$2
Total short-term debt	$—	$2

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the "ABL Credit Facility"), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient paid $7 million in debt issuance costs for the amended ABL Credit Facility and will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of March 31,
Adient plc | Form 10-Q | 13

2024, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $974 million (net of $11 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $635 million as of September 30, 2023 and March 31, 2024. The Term Loan B Agreement permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the Term Loan B Agreement accrues at Term SOFR plus an applicable margin. The Term Loan B Agreement was previously due on April 8, 2028. During the second quarter of fiscal 2024, the Term Loan B Agreement was amended to reduce the applicable margin from 3.25% to 2.75% and extend final maturity to January 31, 2031. Adient incurred $5 million of costs associated with the modification, of which $4 million was recorded as deferred financing costs.

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

During March 2023, Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, issued (i) $500 million (net proceeds of $494 million) in aggregate principal amount of 7% senior secured notes due 2028 and (ii) $500 million (net proceeds of $494 million) in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes is paid on April 15 and October 15 each year, beginning on October 15, 2023. These notes contain covenants that are usual and customary. The total net proceeds of $988 million along with cash on hand were used primarily to redeem $350 million of the senior secured term loan facility under the Term Loan B Agreement, and repurchase €700 million ($743 million) of the 3.50% unsecured notes due 2024 as described below. Adient paid $16 million in debt issuance costs for these debt issuances.

AGH also maintains 4.875% USD-denominated unsecured notes due 2026. The aggregate principal amount of these notes was $795 million as of March 31, 2024 and September 30, 2023.

AGH also previously maintained €823 million aggregate principal amount of 3.50% unsecured notes due in August 2024. During March 2023, Adient repurchased €700 million ($743 million) of the 3.50% unsecured notes at a premium of €7 million ($7 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €2 million ($2 million) of previously deferred financing costs to net financing charges. As of March 31, 2024, the remaining balance of this debt was €123 million ($133 million) and is classified as current portion of long-term debt on the consolidated statement of financial position.

Net Financing Charges

Adient's net financing charges in the consolidated statements of income contained the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2024	2023	2024	2023
Interest expense, net of capitalized interest costs	$46	$48	$94	$89
Banking fees and debt issuance cost amortization	5	7	9	11
Interest income	(6)	(5)	(15)	(9)
Premium paid on repurchase of debt	—	7	—	7
Net foreign exchange	2	2	3	2
Net financing charges	$47	$59	$91	$100

Adient plc | Form 10-Q | 14

Total interest paid on both short and long-term debt for the six months ended March 31, 2024 and 2023 was $97 million and $80 million, respectively.

Other Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of March 31, 2024, $131 million was funded under these programs compared to $170 million as of September 30, 2023.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of March 31, 2024, and September 30, 2023, Adient's liabilities related to this program were $62 million and $50 million, respectively. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

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

Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2024 and September 30, 2023, respectively.

The €123 million ($133 million) aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was previously designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds were reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe. During the first quarter of fiscal 2024, Adient de-designated these notes as a net investment hedge concurrent with entering into a foreign exchange forward contract designated as a fair value hedge of the principal balance on the 3.50% notes. The impact of foreign currency changes on the notes and the contract are recorded in net financing charges until payment of the notes and maturity of the foreign exchange forward contract in August 2024.

During the second quarter of fiscal 2024, Adient entered into a ¥685 million ($96 million) foreign exchange forward contract to selectively hedge portions of its net investment in China. The contract is set to mature in October 2024.

Adient plc | Form 10-Q | 15

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	March 31, 2024	September 30, 2023	March 31, 2024	September 30, 2023
Other current assets
Foreign currency exchange derivatives	$32	$30	$—	$4
Other noncurrent assets
Foreign currency exchange derivatives	1	—	—	—
Total assets	$33	$30	$—	$4

Other current liabilities
Foreign currency exchange derivatives	$5	$8	$1	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	6	—	—
Long-term debt
Foreign currency denominated debt	—	130	—	—
Total liabilities	$6	$144	$1	$—

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of March 31, 2024 and September 30, 2023, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	March 31, 2024	September 30, 2023	March 31, 2024	September 30, 2023
Gross amount recognized	$33	$34	$7	$144
Gross amount eligible for offsetting	(5)	(12)	(5)	(12)
Net amount	$28	$22	$2	$132

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2024	2023	2024	2023
Foreign currency exchange derivatives	$12	$33	$38	$65

Adient plc | Form 10-Q | 16

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2024	2023	2024	2023
Foreign currency exchange derivatives	Cost of sales	$18	$15	$33	$22
During the next twelve months, $27 million of pretax gains on cash flow hedges are expected to be reclassified from AOCI into Adient's consolidated statements of income.

The following table presents the location and amount of pretax gains (losses) on fair value hedge activity in Adient's consolidated statements of income:

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2024	2023	2024	2023
Foreign currency exchange derivatives	Net financing charges	$(3)	$—	$3	$—
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income:

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2024	2023	2024	2023
Foreign currency exchange derivatives	Cost of sales	$(2)	$8	$(1)	$11
Foreign currency exchange derivatives	Net financing charges	(8)	(7)	1	2
Total		$(10)	$1	$—	$13

The effective portion of pretax gains (losses) recorded in currency translation adjustment ("CTA") within other comprehensive income (loss) related to net investment hedges was $1 million and $(2) million for the three months ended March 31, 2024 and 2023, respectively, and $(1) million and $(71) million for the six months ended March 31, 2024 and 2023, respectively. For the three and six months ended March 31, 2024 and 2023, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges.

For the three and six months ended March 31, 2024 and 2023, no ineffectiveness was recognized in the consolidated statements of income resulting from cash flow hedges.

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
Adient plc | Form 10-Q | 17

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$32	$—	$32	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Total assets	$33	$—	$33	$—
Other current liabilities
Foreign currency exchange derivatives	6	—	6	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	—	1	—
Total liabilities	$7	$—	$7	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$34	$—	$34	$—
Total assets	$34	$—	$34	$—
Other current liabilities
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	6	—	6	—
Total liabilities	$14	$—	$14	$—

Valuation Methods
Foreign currency exchange derivatives: Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2024 and September 30, 2023, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.6 billion and $2.5 billion at March 31, 2024 and September 30,
Adient plc | Form 10-Q | 18

2023, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Equity and Noncontrolling Interests

For the three months ended March 31, 2024:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$—	$3,872	$(883)	$(704)	$2,285	$331	$2,616
Net income (loss)	—	—	(70)	—	(70)	14	(56)
Foreign currency translation adjustments	—	—	—	(92)	(92)	(4)	(96)
Realized and unrealized gains (losses) on derivatives	—	—	—	(6)	(6)	—	(6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(14)	(14)
Repurchases of common stock	—	(50)	—	—	(50)	—	(50)
Share based compensation and other	—	8	—	—	8	—	8
Balance at March 31, 2024	$—	$3,830	$(953)	$(802)	$2,075	$327	$2,402

For the six months ended March 31, 2024:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2023	$—	$3,973	$(903)	$(842)	$2,228	$318	$2,546
Net income (loss)	—	—	(50)	—	(50)	26	(24)
Foreign currency translation adjustments	—	—	—	37	37	1	38
Realized and unrealized gains (losses) on derivatives	—	—	—	3	3	—	3
Dividends attributable to noncontrolling interests	—	—	—	—	—	(18)	(18)
Repurchases of common stock	—	(150)	—	—	(150)	—	(150)
Share based compensation and other	—	7	—	—	7	—	7
Balance at March 31, 2024	$—	$3,830	$(953)	$(802)	$2,075	$327	$2,402
Adient plc | Form 10-Q | 19

For the three months ended March 31, 2023:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	$4,018	$(1,096)	$(730)	$2,192	$317	$2,509
Net income	—	—	(15)	—	(15)	16	1
Foreign currency translation adjustments	—	—	—	29	29	4	33
Realized and unrealized gains (losses) on derivatives	—	—	—	14	14	—	14
Dividends attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Repurchases of common stock	—	(30)	—	—	(30)	—	(30)
Share based compensation and other	—	7	—	—	7	—	7
Balance at March 31, 2023	$—	$3,995	$(1,111)	$(687)	$2,197	$335	$2,532

For the six months ended March 31, 2023:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2022	$—	$4,026	$(1,108)	$(845)	$2,073	$302	$2,375
Net income (loss)	—	—	(3)	—	(3)	30	27
Foreign currency translation adjustments	—	—	—	119	119	9	128
Realized and unrealized gains (losses) on derivatives	—	—	—	39	39	—	39
Dividends attributable to noncontrolling interests	—	—	—	—	—	(6)	(6)
Repurchases of common stock	—	(30)	—	—	(30)	—	(30)
Share based compensation and other	—	(1)	—	—	(1)	—	(1)
Balance at March 31, 2023	$—	$3,995	$(1,111)	$(687)	$2,197	$335	$2,532

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2024	2023	2024	2023
Foreign currency translation adjustments
Balance at beginning of period	$(725)	$(746)	$(854)	$(836)
Aggregate adjustment for the period, net of tax	(92)	29	37	119
Balance at end of period (1)	$(817)	$(717)	$(817)	$(717)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$22	$17	$13	$(8)
Current period changes in fair value, net of tax	8	27	29	58
Reclassification to income, net of tax	(14)	(13)	(26)	(19)
Balance at end of period	$16	$31	$16	$31
Pension and postretirement plans
Balance at beginning of period	$(1)	$(1)	$(1)	$(1)
Balance at end of period	$(1)	$(1)	$(1)	$(1)
Accumulated other comprehensive income (loss), end of period	$(802)	$(687)	$(802)	$(687)
Adient plc | Form 10-Q | 20

(1) Foreign currency translation adjustments as of March 31, 2024 and 2023 include gains on designated net investment hedge instruments of $1 million and $73 million, respectively. During the next twelve months, no gains or losses are expected to be reclassified from AOCI into Adient's consolidated statements of income.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2024	2023	2024	2023
Beginning balance	$57	$45	$57	$45
Net income (1)	7	9	20	16
Dividends	—	—	(21)	(18)
Foreign currency translation adjustments	(6)	1	2	12
Ending balance	$58	$55	$58	$55

(1) During the first quarter of fiscal 2024, a $5 million adjustment was recorded to increase income attributable to noncontrolling interest related to the three months ended September 30, 2023.

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of the Company’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal year 2023, Adient repurchased and immediately retired 1,756,777 shares of its ordinary shares at an average purchase price per share of $37.00. The aggregate amount of cash paid to repurchase shares during fiscal year 2023 was $65 million, of which $28 million had been spent as of March 31, 2023. During the second quarter of fiscal 2024, Adient repurchased and immediately retired 1,460,990 shares of its ordinary shares at an average purchase price per share of $34.22. The aggregate amount of cash paid to repurchase shares during the second quarter of fiscal 2024 was $50 million. During the first six months of fiscal 2024, Adient repurchased and immediately retired 4,464,348 shares of its ordinary shares at an average purchase price per share of $33.60. The aggregate amount of cash paid to repurchase shares during fiscal year 2024 was $150 million. As of March 31, 2024, the remaining aggregate amount of authorized repurchases was $385 million.

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2024	2023	2024	2023
Service cost	$2	$1	$3	$2
Interest cost	5	5	10	9
Expected return on plan assets	(3)	(3)	(6)	(6)
Net actuarial and settlement/curtailment (gain) loss	—	—	—	8
Net periodic benefit cost	$4	$3	$7	$13
Adient plc | Form 10-Q | 21

The interest cost, expected return on plan assets, and net actuarial and settlement/curtailment (gain) loss components of net periodic benefit cost are included in other pension expense (income) in the consolidated statements of income. During the first six months of fiscal 2023, Adient recorded an $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

13. Restructuring and Impairment Costs

To better align its resources with its overall strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, Adient commits to restructuring plans as necessary. Adient, in general, records costs associated with separation programs when management has approved the plan for separation, the affected employees are identified, and it is unlikely that actions required to complete the separation plan will change significantly. Costs associated with benefits that are contingent on the employee continuing to provide service are accrued over the required service period. All other costs associated with restructuring activities are expensed as incurred.

During the first six months of fiscal 2024, Adient committed to restructuring actions ("2024 Plan") resulting in charges of $138 million, including a charge of $127 million recorded during the three months ended March 31, 2024, which was offset by $2 million of prior-year underspend. The second quarter charges were almost entirely related to termination benefits in Europe. The 2024 Plan is being implemented in response to structural changes occurring in the European automotive market and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with these specific plans will primarily occur in fiscal years 2025 and 2026 and are expected to be substantially complete by fiscal year 2027. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income. The following tables summarize the changes in Adient's restructuring reserve.

For the three months ended March 31, 2024:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at December 31, 2023	$58	$(4)	$54
2024 Plan charges	127	—	127
Utilized - cash	(8)	—	(8)
Noncash and other adjustments	(2)	(2)	(4)
Balance at March 31, 2024	$175	$(6)	$169

Current restructuring reserve - other current liabilities			$64
Noncurrent restructuring reserve - other noncurrent liabilities			105
Balance at March 31, 2024			$169

For the six months ended March 31, 2024:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2023	$56	$(5)	$51
2024 Plan charges	138	—	138
Utilized - cash	(17)	—	(17)
Noncash and other adjustments	(2)	(1)	(3)
Balance at March 31, 2024	$175	$(6)	$169
Adient plc | Form 10-Q | 22

For the three months ended March 31, 2023:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at December 31, 2022	$49	$(4)	$45
2023 Plan charges	17	—	17
Utilized - cash	(10)	—	(10)
Noncash and other adjustments	1	—	1
Balance at March 31, 2023	$57	$(4)	$53

Current restructuring reserve - other current liabilities			$53
Noncurrent restructuring reserve - other noncurrent liabilities			—
Balance at March 31, 2023			$53

For the six months ended March 31, 2023:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2022	$69	$(9)	$60
2023 Plan charges	24	—	24
Utilized - cash	(37)	—	(37)
Noncash and other adjustments	1	5	6
Balance at March 31, 2023	$57	$(4)	$53

Adient's management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low-cost countries in close proximity to customers. This ongoing analysis includes a review of its manufacturing, engineering, purchasing and administrative functions, as well as the overall global footprint for all its businesses. Future adverse developments in the automotive industry could impact Adient's liquidity position, lead to impairment charges and/or require additional restructuring of its operations.

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2024, Adient’s income tax expense was $8 million equating to an effective tax rate of (20)%, and $28 million equating to an effective tax rate of 117%, respectively. The three and six month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by tax benefits from the release of uncertain tax positions due to audit closures. For the three and six months ended March 31, 2023. Adient’s income tax expense was $25 million equating to an effective tax rate of 71%, and $56 million equating to an effective tax rate of 57%. The three and six month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials.

Adient plc | Form 10-Q | 23

Valuation Allowances

As a result of the Company's second quarter fiscal 2024 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.

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

Uncertain Tax Positions

At March 31, 2024, Adient had gross tax effected unrecognized tax benefits of $519 million. If recognized, $153 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at March 31, 2024 was approximately $27 million (net of tax benefit). The interest and penalties accrued for the three and six months ended March 31, 2024 was $1 million and $3 million, respectively. Additionally, during the three and six months ended March 31, 2024, Adient recognized tax benefits of $14 million and $17 million, respectively, related to the release of uncertain tax positions due to audit closures. At March 31, 2023, Adient had gross tax effected unrecognized tax benefits of $522 million. If recognized, $125 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at March 31, 2023 was approximately $27 million (net of tax benefit). The interest and penalties accrued for the three and six months ended March 31, 2023 was $2 million and $4 million, respectively. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Adient plc | Form 10-Q | 24

The following table summarizes net sales and adjusted EBITDA by reportable segment for the three and six months ended March 31, 2024 and 2023:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Three months ended March 31, 2024
Net sales	$1,660	$1,370	$742	$(22)	$3,750
Adjusted EBITDA	$80	$57	$112	$(22)	$227

Three months ended March 31, 2023
Net sales	$1,761	$1,401	$774	$(24)	$3,912
Adjusted EBITDA	$72	$53	$113	$(23)	$215

Six months ended March 31, 2024
Net sales	$3,307	$2,638	$1,512	$(47)	$7,410
Adjusted EBITDA	$160	$102	$226	$(45)	$443

Six months ended March 31, 2023
Net sales	$3,485	$2,583	$1,595	$(52)	$7,611
Adjusted EBITDA	$141	$81	$251	$(46)	$427

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income before income taxes:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2024	2023	2024	2023
Adjusted EBITDA
Americas	$80	$72	$160	$141
EMEA	57	53	102	81
Asia	112	113	226	251
Subtotal	249	238	488	473
Corporate-related costs (1)	(22)	(23)	(45)	(46)
Restructuring and impairment costs (2)	(125)	(17)	(136)	(24)
Purchase accounting amortization (3)	(13)	(14)	(24)	(26)
Restructuring related charges (4)	(2)	—	7	(3)
Impairment of interests in nonconsolidated partially owned affiliates (5)	—	(7)	—	(6)
Depreciation	(70)	(71)	(142)	(140)
Equity based compensation (6)	(10)	(10)	(23)	(18)
Other items (7)	1	—	(6)	—
Earnings before interest and income taxes	8	96	119	210
Net financing charges	(47)	(59)	(91)	(100)
Other pension income (expense) (8)	(2)	(2)	(4)	(11)
Income (loss) before income taxes	$(41)	$35	$24	$99

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects restructuring charges for costs that are probable and reasonably estimable and one-time asset impairments related to restructuring activities.
Adient plc | Form 10-Q | 25

(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. The six months ended March 31, 2024 includes a $10 million gain on sale of a restructured facility.
(5) The three months ended March 31, 2023 reflects $4 million and $3 million of non-recurring impairment to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively. The six months ended March 31, 2023 also reflects a $1 million non-recurring adjustment to certain of Adient's investments.
(6) During the six months ended March 31, 2024, a $5 million adjustment was recorded to increase equity-based compensation expense related to a retired executive's equity awards that should have been recognized in periods prior to September 30, 2023.
(7) The three months ended March 31, 2024 reflects $1 million of indirect tax recoveries in Brazil. The six months ended March 31, 2024 includes an $8 million loss on sale of 51% of Adient's interest in LFADNT (as described in Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements), and a $2 million one-time divestiture related tax impact at an affiliate, partially offset by a $3 million non-recurring gain on a contract related settlement and $1 million of indirect tax recoveries in Brazil.

(8) The six months ended March 31, 2023 includes an $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

Adient plc | Form 10-Q | 26

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2024	2023	2024	2023
Americas
United States	$1,491	$1,629	$2,913	$3,182
Mexico	628	615	1,260	1,222
Other Americas	61	87	147	182
Regional elimination	(520)	(570)	(1,013)	(1,101)
	1,660	1,761	3,307	3,485
EMEA
Germany	254	305	478	553
Poland	249	248	498	454
Czech Republic	220	261	415	488
Other EMEA	1,021	986	1,970	1,811
Regional elimination	(374)	(399)	(723)	(723)
	1,370	1,401	2,638	2,583
Asia
China	336	307	710	705
Korea	128	140	250	279
Thailand	126	154	248	295
Japan	86	103	179	190
Other Asia	78	79	149	143
Regional elimination	(12)	(9)	(24)	(17)
	742	774	1,512	1,595

Inter-segment elimination	(22)	(24)	(47)	(52)

Total	$3,750	$3,912	$7,410	$7,611

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of March 31, 2024 and September 30, 2023. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income" line in the consolidated statements of income for the three and six months ended March 31, 2024 and 2023, respectively.

Adient plc | Form 10-Q | 27

Adient maintains total investments in partially-owned affiliates of $330 million and $303 million at March 31, 2024 and September 30, 2023, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Six Months Ended March 31,
(in millions)	2024	2023
Income statement data:
Net sales	$1,938	$1,794
Gross profit	$204	$164
Net income	$89	$68
Net income attributable to the entity	$88	$67

Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for transactions involving Adient's investments in nonconsolidated partially-owned affiliates.

17. Commitments and Contingencies

Adient is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, casualty environmental, safety and health, intellectual property, employment, trade and other regulatory compliance, commercial and contractual matters, and various other matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to Adient, it is management's opinion that none of these will have a material adverse effect on Adient's financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $4 million and $4 million at March 31, 2024 and September 30, 2023, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended March 31,		Six Months Ended March 31,
(in millions)		2024	2023	2024	2023
Net sales to related parties	Net sales	$65	$71	$131	$129
Purchases from related parties	Cost of sales	110	102	213	216

Adient plc | Form 10-Q | 28

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		March 31, 2024	September 30, 2023
Accounts receivable due from related parties	Accounts receivable	$36	$26
Accounts payable due to related parties	Accounts payable	67	67

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.
Adient plc | Form 10-Q | 29

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Overview

Adient is a global leader in the automotive seating supply industry and maintains relationships with the largest global automotive original equipment manufacturers, or OEMs. Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests and trim covers. Adient is an independent seat supplier with global scale and the capability to design, develop, engineer, manufacture and deliver complete seat systems and components in every major automotive producing region in the world.

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

Adient plc | Form 10-Q | 30

Factors Affecting Adient’s Operating Environment

The results presented below are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to be impacted by inflationary pressures and volatile commodity pricing on certain input costs, along with the impacts of higher interest rates and volatility in consumer demand. The automotive industry continues to also experience significant change with the ongoing rollout of electric vehicles, which has recently shown signs of softening. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During the three and six months ended March 31, 2024, global light vehicle production increased 0.9% and 5.4%, respectively, driven by improved production volumes predominately in China and North America. The current operating environment varies by region, being impacted by a more traditional demand-driven model including higher interest rates and slowing consumer demand due to affordability concerns along with slower electric vehicle adoption rates in certain regions.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended March 31,			Six Months Ended March 31,
(units in millions)	2024	Change	2023	2024	Change	2023
Global	21.2	0.9%	21.0	45.2	5.4%	42.9
North America	4.0	2.6%	3.9	7.7	2.7%	7.5
South America	0.6	(16.1)%	0.7	1.3	(7.1)%	1.4
EMEA	4.5	(2.2)%	4.6	9.1	2.2%	8.9
China	6.2	8.8%	5.7	15.0	15.4%	13.0
Asia, excluding China, and Other	5.9	(3.3)%	6.1	12.1	—%	12.1

Source: S&P Global, April 2024

Financial Results Summary
Significant aspects of Adient's financial results for the second quarter of fiscal 2024 include the following:

•Adient recorded net sales of $3,750 million for the second quarter of fiscal 2024, representing a decrease of $162 million or 4.1% when compared to the second quarter of fiscal 2023. The decrease in net sales is attributable to Adient's lower overall production volumes in the Americas and EMEA regions, the unfavorable impact of foreign currencies and unfavorable material economics recoveries, partially offset by net favorable pricing adjustments.

•Gross profit was $230 million, or 6.1% of net sales, for the second quarter of fiscal 2024 compared to $250 million, or 6.4% of net sales for the second quarter of fiscal 2023. Profitability, including gross profit as a percentage of net sales, was lower due to lower production volumes in the Americas and EMEA regions and the unfavorable impact of foreign currencies, partially offset by favorable business performance and favorable material economics, net of recoveries.

•Equity income was $18 million for the second quarter of fiscal 2024, compared to $4 million for the second quarter of fiscal 2023. The increase is primarily attributable to favorable production volumes and operating performance at partially-owned affiliates and the non-recurrence of prior year non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates, partially offset by the impact of the KEIPER supply agreement modifications executed in fiscal 2023 and the unfavorable impact of foreign currencies.

Adient plc | Form 10-Q | 31

•Net loss attributable to Adient was $70 million for the second quarter of fiscal 2024, compared to net loss attributable to Adient of $15 million for the second quarter of fiscal 2023. The higher net loss in the second quarter of fiscal 2024 is primarily attributable to higher restructuring costs and the unfavorable impact of foreign currencies, partially offset by favorable business performance, favorable material economics, net of recoveries, lower SG&A expenses mainly driven by lower compensation expense and overall engineering and other administrative spending, higher equity income and a decrease of net financing charges.

Consolidated Results of Operations

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	Change	2023	2024	Change	2023
Net sales	$3,750	(4)%	$3,912	$7,410	(3)%	$7,611
Cost of sales	3,520	(4)%	3,662	6,934	(3)%	7,130
Gross profit	230	(8)%	250	476	(1)%	481
Selling, general and administrative expenses	115	(18)%	141	262	(6)%	279
Restructuring and impairment costs	125	>100%	17	136	>100%	24
Equity income	18	>100%	4	41	28%	32
Earnings before interest and income taxes	8	(92)%	96	119	(43)%	210
Net financing charges	47	(20)%	59	91	(9)%	100
Other pension expense (income)	2	—%	2	4	(64)%	11
Income (loss) before income taxes	(41)	>(100%)	35	24	(76)%	99
Income tax provision (benefit)	8	(68)%	25	28	(50)%	56
Net income (loss)	(49)	>(100%)	10	(4)	>(100%)	43
Income attributable to noncontrolling interests	21	(16)%	25	46	—%	46
Net income (loss) attributable to Adient	$(70)	>(100%)	$(15)	$(50)	>(100%)	$(3)

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	Change	2023	2024	Change	2023
Net sales	$3,750	(4)%	$3,912	$7,410	(3)%	$7,611

Net sales decreased by $162 million, or 4%, in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023 due to lower overall production volumes in the Americas resulting from slower than expected product launches and in EMEA due to softening demand ($151 million), the unfavorable impact of foreign currencies ($28 million) and unfavorable material economics recoveries ($17 million), partially offset by net favorable pricing adjustments ($34 million).

Net sales decreased by $201 million, or 3%, during the first six months of fiscal 2024 as compared to the first six months of fiscal 2023 due to lower overall production volumes in all regions that are resulting from slower than expected product launches and production disruptions at certain customers resulting primarily from the United Auto Workers ("UAW") strike during the first fiscal quarter in the Americas and softening demand in EMEA ($226 million), unfavorable material economics recoveries ($53 million), partially offset by net favorable pricing adjustments ($50 million) and the favorable impact of foreign currencies ($28 million). Refer to the segment analysis below for a discussion of segment net sales.

Adient plc | Form 10-Q | 32

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	Change	2023	2024	Change	2023
Cost of sales	$3,520	(4)%	$3,662	$6,934	(3)%	$7,130
Gross profit	$230	(8)%	$250	$476	(1)%	$481
% of sales	6.1%		6.4%	6.4%		6.3%

Cost of sales decreased by $142 million, or 4%, and gross profit decreased by $20 million, or 8%, in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023. The year over year decrease in cost of sales was due to lower production volumes ($100 million), favorable material economics ($37 million) and the favorable impact of foreign currencies ($16 million), partially offset by higher operating costs ($7 million), higher restructuring related charges ($2 million), net unfavorable pricing adjustments ($1 million) and higher depreciation expense ($1 million). Gross profit for the three months ended March 31, 2024 was unfavorably impacted by lower production volumes and the unfavorable impact of foreign currencies, partially offset by favorable business performance and favorable material economics, net of recoveries.

Cost of sales decreased by $196 million, or 3%, and gross profit decreased by $5 million, or 1%, in the first six months of fiscal 2024 as compared to the first six months of fiscal 2023. The year over year decrease in cost of sales was due to lower production volumes ($158 million), favorable material economics ($65 million), net favorable pricing adjustments ($13 million) and favorable business performance ($10 million), partially offset by the unfavorable impact of foreign currencies ($44 million), higher depreciation expense ($5 million) and higher restructuring related charges ($1 million). Gross profit for the six months ended March 31, 2024 was unfavorably impacted by lower production volumes, the unfavorable impact of foreign currencies and higher depreciation expense, partially offset by favorable business performance and favorable material economics, net of recoveries such that gross profit as a percentage of sales increased. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	Change	2023	2024	Change	2023
Selling, general and administrative expenses	$115	(18)%	$141	$262	(6)%	$279
% of sales	3.1%		3.6%	3.5%		3.7%

SG&A expenses decreased by $26 million, or 18%, in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023. The year over year decrease in SG&A was due to lower compensation expense including lower performance-based incentive compensation costs and other compensation related austerity measures ($14 million), lower overall engineering and other administrative spending ($8 million), lower depreciation and amortization expense ($3 million) and the favorable impact of foreign currencies ($1 million).

SG&A for the first six months of fiscal 2024 decreased by $17 million, or 6%, as compared to the first six months of fiscal 2023. The year over year decrease in SG&A was due to lower overall engineering and other administrative spending ($7 million), lower compensation expense including performance-based incentive compensation costs and other compensation related austerity measures ($5 million), lower depreciation and amortization expense ($5 million), higher levels of gains on sales of assets ($4 million), non-recurring contract related settlement ($3 million) and lower transaction costs ($2 million), partially offset by a one-time loss on business divestiture ($8 million) and the unfavorable impact of foreign currencies ($1 million).

Adient plc | Form 10-Q | 33

Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	Change	2023	2024	Change	2023
Restructuring and impairment costs	$125	>100%	$17	$136	>100%	$24

Restructuring and impairment costs were higher by $108 million during the second quarter of fiscal 2024 and higher by $112 million during the first six months of fiscal 2024 due to restructuring actions taken primarily in EMEA in response to structural changes occurring in the European automotive market and to ensure Adient maintains a competitive cost structure by reducing labor costs and increasing efficiencies. Adient continues to monitor and assess market conditions within the automotive industry in each of its regions and will consider taking further restructuring action as needed to stay competitive and to position Adient to serve the needs of its customers. Refer to Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements and the discussion under Liquidity and Capital Resources below for additional information related to Adient's restructuring plans.

Equity Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	Change	2023	2024	Change	2023
Equity income	$18	>100%	$4	$41	28%	$32

Equity income was $18 million for the second quarter of fiscal 2024, compared to $4 million in the second quarter of fiscal 2023. The increase is primarily attributable to favorable production volumes and operating performance at partially-owned affiliates ($10 million), the non-recurrence of prior year non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates ($7 million), partially offset by the impact of the KEIPER supply agreement modifications executed in fiscal 2023 ($2 million) and the unfavorable impact of foreign currencies ($1 million).

Equity income was $41 million for the first six months of fiscal 2024, compared to $32 million for the first six months of fiscal 2023. The increase is primarily attributable to favorable production volumes and operating performance at partially-owned affiliates ($11 million), the non-recurrence of prior year non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates ($6 million), partially offset by the impact of the KEIPER supply agreement modifications executed in fiscal 2023 ($4 million), the unfavorable impact of foreign currencies ($2 million) and a one-time divestiture related tax impact at an affiliate ($2 million).

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	Change	2023	2024	Change	2023
Net financing charges	$47	(20)%	$59	$91	(9)%	$100

Net financing charges decreased by $12 million in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023, and by $9 million during the first six months of fiscal 2024 as compared to the first six months of fiscal 2023 due primarily to premiums paid and deferred financing cost write offs associated with repurchasing of debt in the second quarter of fiscal 2023. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions and components of net financing charges.

Other Pension Expense (Income)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	Change	2023	2024	Change	2023
Other pension expense (income)	$2	—%	$2	$4	(64)%	$11

Adient plc | Form 10-Q | 34

There was no change in other pension expense in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023.

Other pension expense was lower by $7 million for the first six months of fiscal 2024 as compared to the first six months of fiscal 2023 due primarily to a prior year non-recurring curtailment loss associated with employee termination benefit plans in the Americas. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	Change	2023	2024	Change	2023
Income tax provision (benefit)	$8	(68)%	$25	$28	(50)%	$56

The second quarter fiscal 2024 income tax expense of $8 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by $14 million of tax benefits from the release of uncertain tax positions due to audit closures. The second quarter fiscal 2023 income tax expense of $25 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials.

The first six months of fiscal 2024 income tax expense of $28 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by $17 million of tax benefits from the release of uncertain tax positions due to audit closures. The first six months of fiscal 2023 income tax expense of $56 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials.

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	Change	2023	2024	Change	2023
Income attributable to noncontrolling interests	$21	(16)%	$25	$46	—%	$46

The decrease in income attributable to noncontrolling interests in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023 is primarily attributable to lower production volumes associated with new launches at certain affiliates.

The first six months of fiscal 2024 compared to the first six months of fiscal 2023 shows no change in income attributable to noncontrolling interests, however, lower production volumes associated with new launches at certain affiliates are offset by a $5 million adjustment to increase income attributable to noncontrolling interests related to the three months ended September 30, 2023.

Net Income (loss) Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	Change	2023	2024	Change	2023
Net income (loss) attributable to Adient	$(70)	>(100%)	$(15)	$(50)	>(100%)	$(3)

Net loss attributable to Adient was $70 million for the second quarter of fiscal 2024, compared to net loss attributable to Adient of $15 million for the second quarter of fiscal 2023. The higher net loss in the second quarter of fiscal 2024 is primarily attributable to higher restructuring costs and the unfavorable impact of foreign currencies, partially offset by favorable business performance, favorable material economics, net of recoveries, lower SG&A expenses mainly driven by lower compensation expense and overall engineering and other administrative spending, higher equity income and a decrease of net financing charges.

Adient plc | Form 10-Q | 35

Net loss attributable to Adient was $50 million for the first six months of fiscal 2024, compared to net loss attributable to Adient of $3 million for the first six months of fiscal 2023. The higher net loss in fiscal 2024 is primarily attributable to higher restructuring costs, lower production volumes, the unfavorable impact of foreign currencies, partially offset by favorable material economics, net of recoveries, lower SG&A expenses mainly driven by overall engineering and other administrative spending, higher equity income, lower depreciation and amortization expense, lower income tax expense, and lower other pension expense.

Comprehensive Income (loss) Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	Change	2023	2024	Change	2023
Comprehensive income (loss) attributable to Adient	$(168)	>(100%)	$28	$(10)	>(100%)	$155

Comprehensive loss attributable to Adient was $168 million for the second quarter of fiscal 2024 compared to $28 million of comprehensive income for the second quarter of fiscal 2023. The decrease of $196 million is due primarily to lower net income ($59 million), the unfavorable impact of foreign currency translation adjustments ($136 million), and the unfavorable impact of realized and unrealized losses on derivatives ($20 million), partially offset by lower comprehensive income attributable to noncontrolling interests ($19 million).

Comprehensive loss attributable to Adient was $10 million for the first six months of fiscal 2024 compared to $155 million of comprehensive income for the first six months of fiscal 2023. The decrease of $165 million is due primarily to lower net income ($47 million), the unfavorable impact of foreign currency translation adjustments ($100 million), and the impact of realized and unrealized gains on derivatives ($36 million), partially offset by lower comprehensive income attributable to noncontrolling interests ($18 million).

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

The results presented below are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to manage inflationary pressures and volatile commodity pricing on certain input costs, and as it addresses the impacts of higher interest rates and volatility in consumer demand. Refer to the Factors Affecting Adient’s Operating Environment section in this Form 10-Q and within our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, for additional information on factors that have impacted Adient.

Adient plc | Form 10-Q | 36

Financial information relating to Adient's reportable segments is as follows:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Three months ended March 31, 2024
Net sales	$1,660	$1,370	$742	$(22)	$3,750
Adjusted EBITDA	$80	$57	$112	$(22)	$227

Three months ended March 31, 2023
Net sales	$1,761	$1,401	$774	$(24)	$3,912
Adjusted EBITDA	$72	$53	$113	$(23)	$215

Six months ended March 31, 2024
Net sales	$3,307	$2,638	$1,512	$(47)	$7,410
Adjusted EBITDA	$160	$102	$226	$(45)	$443

Six months ended March 31, 2023
Net sales	$3,485	$2,583	$1,595	$(52)	$7,611
Adjusted EBITDA	$141	$81	$251	$(46)	$427

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income before income taxes:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2024	2023	2024	2023
Adjusted EBITDA
Americas	$80	$72	$160	$141
EMEA	57	53	102	81
Asia	112	113	226	251
Subtotal	249	238	488	473
Corporate-related costs (1)	(22)	(23)	(45)	(46)
Restructuring and impairment costs (2)	(125)	(17)	(136)	(24)
Purchase accounting amortization (3)	(13)	(14)	(24)	(26)
Restructuring related charges (4)	(2)	—	7	(3)
Impairment of interests in nonconsolidated partially owned affiliates (5)	—	(7)	—	(6)
Depreciation	(70)	(71)	(142)	(140)
Equity based compensation (6)	(10)	(10)	(23)	(18)
Other items (7)	1	—	(6)	—
Earnings before interest and income taxes	8	96	119	210
Net financing charges	(47)	(59)	(91)	(100)
Other pension income (expense) (8)	(2)	(2)	(4)	(11)
Income before income taxes	$(41)	$35	$24	$99

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects restructuring charges for costs that are probable and reasonably estimable and one-time asset impairments related to restructuring activities.
Adient plc | Form 10-Q | 37

(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.
(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. The six months ended March 31, 2024 includes a $10 million gain on sale of a restructured facility.
(5) The three months ended March 31, 2023 reflects $4 million and $3 million of non-recurring impairment to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively. The six months ended March 31, 2023 also reflects a $1 million non-recurring adjustment to certain of Adient's investments.
(6) During the six months ended March 31, 2024, a $5 million adjustment was recorded to increase equity-based compensation expense related to a retired executive's equity awards that should have been recognized in periods prior to September 30, 2023.
(7) The three months ended March 31, 2024 reflects $1 million of indirect tax recoveries in Brazil. The six months ended March 31, 2024 includes an $8 million loss on sale of 51% of Adient's interest in LFADNT (as described in Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements), and a $2 million one-time divestiture related tax impact at an affiliate, partially offset by a $3 million non-recurring gain on a contract related settlement and $1 million of indirect tax recoveries in Brazil.

(8) The six months ended March 31, 2023 includes an $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

Americas

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	Change	2023	2024	Change	2023
Net sales	$1,660	(6)%	$1,761	$3,307	(5)%	$3,485
Adjusted EBITDA	$80	11%	$72	$160	13%	$141

Net sales decreased during the second quarter of fiscal 2024 by $101 million primarily due to lower current quarter production volumes resulting from slower than expected product launches ($103 million), unfavorable material economics recoveries ($10 million) and the unfavorable impact of foreign currencies ($2 million), partially offset by net favorable pricing adjustments ($14 million).

Net sales decreased during the first six months of fiscal 2024 by $178 million primarily due to lower current year production volumes resulting from slower than expected product launches and the UAW strike-related disruptions at certain customers ($183 million), unfavorable material economics recoveries ($35 million) and the unfavorable impact of foreign currencies ($2 million), partially offset by net favorable pricing adjustments ($42 million).

Adjusted EBITDA increased during the second quarter of fiscal 2024 by $8 million due to lower SG&A expenses driven by lower compensation expense including lower performance-based compensation costs and other compensation related austerity measures ($20 million), favorable business performance ($15 million) and favorable material economics, net of recoveries ($4 million), partially offset by lower current quarter production volumes ($26 million) and the unfavorable impact of foreign currencies ($5 million).

Adjusted EBITDA increased during the first six months of fiscal 2024 by $19 million, despite a $25 million unfavorable impact resulting from the UAW strike-related production disruptions at certain customers. The increase was due to favorable business performance ($66 million) and lower SG&A expenses driven by lower compensation expense including lower performance based compensation costs and other compensation related austerity measures ($21 million), partially offset by lower current quarter production volumes ($40 million, including UAW strike-related impact), the unfavorable impact of foreign currencies ($14 million) and unfavorable material economics, net of recoveries ($14 million).

Adient plc | Form 10-Q | 38

EMEA

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	Change	2023	2024	Change	2023
Net sales	$1,370	(2)%	$1,401	$2,638	2%	$2,583
Adjusted EBITDA	$57	8%	$53	$102	26%	$81

Net sales decreased during the second quarter of fiscal 2024 by $31 million primarily as a result of lower current quarter production volumes due to softening demand ($52 million) and unfavorable material economics recoveries ($6 million), partially offset by the favorable impact of foreign currencies ($17 million) and net favorable pricing adjustments ($10 million).

Net sales increased during the first six months of fiscal 2024 by $55 million primarily as a result of the favorable impact of foreign currencies ($81 million) and net favorable pricing adjustments ($15 million), partially offset by lower current year production volumes due to softening demand ($24 million) and unfavorable material economics recoveries ($17 million).

Adjusted EBITDA increased during the second quarter of fiscal 2024 by $4 million due to favorable material economics, net of recoveries ($15 million), lower administrative and engineering expense ($5 million), increased equity income ($1 million) and the favorable impact of foreign currencies ($1 million), partially offset by lower current quarter production volumes ($15 million) and unfavorable business performance driven by higher launch costs ($3 million).

Adjusted EBITDA increased during the first six months of fiscal 2024 by $21 million due to favorable material economics, net of recoveries ($21 million), favorable business performance ($11 million), the favorable impact of foreign currencies ($7 million), increased equity income ($3 million), and lower administrative and engineering expense ($1 million), partially offset by lower current year production volumes ($16 million) and the non-recurrence of prior year gains on sale of assets ($6 million).

Asia

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	Change	2023	2024	Change	2023
Net sales	$742	(4)%	$774	$1,512	(5)%	$1,595
Adjusted EBITDA	$112	(1)%	$113	$226	(10)%	$251

Net sales decreased during the second quarter of fiscal 2024 by $32 million due to the unfavorable impact of foreign currencies ($43 million) and unfavorable material economics recoveries ($1 million), partially offset by higher levels of pricing adjustments ($10 million) and higher current quarter production volumes ($2 million).

Net sales decreased during the first six months of fiscal 2024 by $83 million due to the unfavorable impact of foreign currencies ($50 million), lower current year production volumes due primarily to program changeovers, program launches and lower volumes on foreign OEM platforms in China ($25 million), lower levels of pricing adjustments ($7 million) and unfavorable material economics recoveries ($1 million).

Adjusted EBITDA decreased during the second quarter of fiscal 2024 by $1 million due to lower current year production volumes and unfavorable product mix ($10 million) and the unfavorable impact of foreign currencies ($9 million), partially offset by higher equity income ($7 million) due to higher production volumes at certain of our partially owned affiliates and including the unfavorable impact of the KEIPER supply agreement modifications, favorable commercial settlements ($8 million), favorable business performance ($2 million) and favorable material economics, net of recoveries ($1 million).

Adjusted EBITDA decreased during the first six months of fiscal 2024 by $25 million due to lower current year production volumes and unfavorable product mix ($13 million), the unfavorable impact of foreign currencies ($13 million) and higher administrative and engineering expense ($2 million), partially offset by favorable material economics, net of recoveries ($5 million), favorable business performance ($5 million) and higher equity income which includes the unfavorable impact of the KEIPER supply agreement modifications ($3 million).

Adient plc | Form 10-Q | 39

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

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the "ABL Credit Facility"), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient paid $7 million in debt issuance costs for the amended ABL Credit Facility and will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of March 31, 2024, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $974 million (net of $11 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $635 million as of September 30, 2023 and March 31, 2024. The Term Loan B Agreement permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the Term Loan B Agreement accrues at Term SOFR plus an applicable margin. The Term Loan B Agreement was previously due on April 8, 2028. During the second quarter of fiscal 2024, the Term Loan B Agreement was amended to reduce the applicable margin from 3.25% to 2.75% and extend final maturity to January 31, 2031. Adient incurred $5 million of costs associated with the modification, of which $4 million was recorded as deferred financing costs.

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

During March 2023, Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, issued (i) $500 million (net proceeds of $494 million) in aggregate principal amount of 7% senior secured notes due 2028 and (ii) $500 million (net proceeds of $494 million) in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes will be paid on April 15 and October 15 each year, beginning on October 15, 2023. These notes contain covenants that are usual and customary. The total net proceeds of $988 million along with cash on hand were used primarily to redeem $350 million of the senior secured term loan facility under the Term Loan B Agreement, and repurchase €700 million ($743 million) of the 3.50% unsecured notes due 2024 as described below. Adient paid $16 million in debt issuance costs for these new debt issuances.

Adient plc | Form 10-Q | 40

AGH also maintains 4.875% USD-denominated unsecured notes due 2026. The aggregate principal amount of these notes was $795 million as of March 31, 2024 and September 30, 2023.

AGH also previously maintained €823 million aggregate principal amount of 3.50% unsecured notes due in August 2024. During March 2023, Adient repurchased €700 million ($743 million) of the 3.50% unsecured notes at a premium of €7 million ($7 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €2 million ($2 million) of previously deferred financing costs to net financing charges. As of March 31, 2024, the remaining balance of this debt was €123 million ($133 million) and is classified as current portion of long-term debt on the consolidated statement of financial position.

Sources of Cash Flows

	Six Months Ended March 31,
(in millions)	2024	2023
Cash provided (used) by operating activities	$122	$170
Cash provided (used) by investing activities	(113)	(111)
Cash provided (used) by financing activities	(221)	(218)
Capital expenditures	(124)	(117)

Operating Cash Flows: The decrease in cash flows from operating activities is primarily due to higher net loss attributable to Adient for the first six months of fiscal 2024 and unfavorable overall changes to working capital year-over-year.

Investing Cash Flows: The increase in cash used by investing activities is primarily attributable to higher capital expenditures as further explained below.

Financing Cash Flows: The increase in cash used by financing activities is attributable to $150 million common stock repurchases transacted during the first six months of fiscal 2024, partially offset by the non-recurrence of prior year debt refinancing activities. Refer to Note 8, "Debt and Financing Arrangements," and Note 11, "Equity and Noncontrolling Interests," of the notes to the consolidated financial statements for additional information.

Capital expenditures: Higher capital expenditures during the first six months of fiscal 2024 were due primarily to timing of program spend on product launches.

Working capital

(in millions)	March 31, 2024	September 30, 2023
Current assets	$4,125	$4,316
Current liabilities	3,658	3,738
Working capital	$467	$578

Working capital decreased by $111 million due to decreases in cash and inventories, partially offset by increases in non-income tax receivables and decreases in accrued compensation and benefits.

Restructuring Costs

During the first six months of fiscal 2024, Adient committed to restructuring actions ("2024 Plan") resulting in charges of $138 million including a charge of $127 million recorded during the three months ended March 31, 2024, which was offset by $2 million of prior-year underspend. The second quarter charges were almost entirely related to termination benefits in Europe and will result in future cash expenditures of a similar amount. The 2024 Plan is being implemented in response to structural changes occurring in the European automotive market and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with these specific plans will primarily occur in fiscal years 2025 and 2026 and are expected to be substantially complete by fiscal year 2027. Adient currently estimates that upon completion of the restructuring actions, the 2024 Plan will reduce annual operating costs by approximately $80 million, which is primarily the result of lower costs of sales and SG&A due to reduced employee-related costs, of which approximately 70% will result in net savings.

Adient plc | Form 10-Q | 41

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

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of the Company’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal year 2023, Adient repurchased and immediately retired 1,756,777 shares of its ordinary shares at an average purchase price per share of $37.00. The aggregate amount of cash paid to repurchase shares during fiscal year 2023 was $65 million, of which $28 million had been spent as of March 31, 2023. During the second quarter of fiscal 2024, Adient repurchased and immediately retired 1,460,990 shares of its ordinary shares at an average purchase price per share of $34.22. The aggregate amount of cash paid to repurchase shares during the second quarter of fiscal 2024 was $50 million. During the first six months of fiscal 2024, Adient repurchased and immediately retired 4,464,348 shares of its ordinary shares at an average purchase price per share of $33.60. The aggregate amount of cash paid to repurchase shares during fiscal year 2024 was $150 million. As of March 31, 2024, the remaining aggregate amount of authorized repurchases was $385 million.

Off-Balance Sheet Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of March 31, 2024, $131 million has been funded under these programs compared to $170 million as of September 30, 2023.

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

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2023, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended March 31, 2024.

New Accounting Pronouncements

See Note 1, "Organization and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Adient plc | Form 10-Q | 42

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Changes in Internal Control over Financial Reporting

During the first six months of fiscal 2024, Adient implemented a new ERP system at certain of its 100% owned entities in China. The implementation of the ERP is planned to occur in phases over the coming years for all majority-owned entities in China. There were no other changes in internal control over financial reporting during the six months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, Adient's internal control over financial reporting.

Adient plc | Form 10-Q | 43

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Adient is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, product safety, environmental, safety and health, intellectual property, employment, trade and other regulatory compliance, commercial and contractual matters and various other matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to Adient, it is management's opinion that none of these will have a material adverse effect on Adient's financial position, results of operations or cash flows. Adient accrues for potential liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable.

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

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Repurchase of Equity Securities

Share repurchase activity during the three months ended March 31, 2024 was as follows:

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)(1)
January 1 to January 31, 2024	—	$—	—	$435
February 1 to February 29, 2024	1,460,990	34.22	1,460,990	385
March 1 to March 31, 2024	—	—	—	385
	1,460,990	$33.32	1,460,990	$385

Adient plc | Form 10-Q | 44

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

During the second quarter of fiscal year 2024, none of Adient’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.
Adient plc | Form 10-Q | 45

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Adient plc | Form 10-Q | 46

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Jerome J. Dorlack
Jerome J. Dorlack
President and Chief Executive Officer
Date:	May 3, 2024

By:	/s/ Mark A. Oswald
Mark A. Oswald
Executive Vice President and Chief Financial Officer
Date:	May 3, 2024

Adient plc | Form 10-Q | 47