Form 10-Q
period 2024-06-30
Adient plc
filed 2024-08-06
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

At June 30, 2024, 87,189,933 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended June 30, 2024

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net sales	$3,716	$4,055	$11,126	$11,666
Cost of sales	3,509	3,753	10,443	10,883
Gross profit	207	302	683	783
Selling, general and administrative expenses	121	148	383	427
Restructuring and impairment costs	16	6	152	30
Equity income	24	25	65	57
Earnings before interest and income taxes	94	173	213	383
Net financing charges	48	49	139	149
Other pension expense	1	1	5	12
Income before income taxes	45	123	69	222
Income tax provision	40	28	68	84
Net income	5	95	1	138
Income attributable to noncontrolling interests	16	22	62	68
Net income (loss) attributable to Adient	$(11)	$73	$(61)	$70

Earnings (loss) per share:
Basic	$(0.12)	$0.78	$(0.67)	$0.74
Diluted	$(0.12)	$0.77	$(0.67)	$0.73

Shares used in computing earnings per share:
Basic	88.6	94.1	90.7	94.8
Diluted	88.6	94.9	90.7	95.6

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$5	$95	$1	$138
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(49)	(92)	(9)	48
Realized and unrealized gains (losses) on derivatives	(23)	11	(20)	50
Other comprehensive income (loss)	(72)	(81)	(29)	98
Total comprehensive income (loss)	(67)	14	(28)	236
Comprehensive income attributable to noncontrolling interests	11	8	60	75
Comprehensive income (loss) attributable to Adient	$(78)	$6	$(88)	$161

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	June 30, 2024	September 30, 2023
Assets
Cash and cash equivalents	$890	$1,110
Accounts receivable - net	1,825	1,874
Inventories	775	841
Other current assets	509	491
Current assets	3,999	4,316
Property, plant and equipment - net	1,365	1,382
Goodwill	2,085	2,094
Other intangible assets - net	369	408
Investments in partially-owned affiliates	328	303
Assets held for sale	8	7
Other noncurrent assets	941	914
Total assets	$9,095	$9,424
Liabilities and Shareholders' Equity
Short-term debt	$3	$2
Current portion of long-term debt	139	132
Accounts payable	2,462	2,526
Accrued compensation and benefits	352	400
Other current liabilities	730	678
Current liabilities	3,686	3,738
Long-term debt	2,395	2,401
Pension and postretirement benefits	90	92
Other noncurrent liabilities	639	590
Long-term liabilities	3,124	3,083
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	63	57
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at June 30, 2024	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 87,189,933 shares issued and outstanding at June 30, 2024	—	—
Additional paid-in capital	3,760	3,973
Accumulated deficit	(964)	(903)
Accumulated other comprehensive income (loss)	(869)	(842)
Shareholders' equity attributable to Adient	1,927	2,228
Noncontrolling interests	295	318
Total shareholders' equity	2,222	2,546
Total liabilities and shareholders' equity	$9,095	$9,424

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30,
(in millions)	2024	2023
Operating Activities
Net income (loss) attributable to Adient	$(61)	$70
Income attributable to noncontrolling interests	62	68
Net income	1	138
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	213	214
Amortization of intangibles	35	38
Pension and postretirement expense	9	16
Pension and postretirement contributions, net	(21)	(11)
Equity in earnings of partially-owned affiliates, net of dividends received	(19)	(28)
Impairment of interests in nonconsolidated partially owned affiliates	—	7
Premium paid on repurchase of debt	—	7
Deferred income taxes	7	(2)
Equity-based compensation	28	25
Other	4	3
Changes in assets and liabilities, excluding impact of acquisitions/divestitures:
Receivables	27	(170)
Inventories	69	120
Other assets	(59)	(84)
Accounts payable and accrued liabilities	—	88
Accrued income taxes	(14)	12
Cash provided by operating activities	280	373
Investing Activities
Capital expenditures	(194)	(177)
Sale of property, plant and equipment	14	16
Acquisition of businesses, net of cash acquired	—	(6)
Business divestitures	(3)	5
Other	—	(2)
Cash used by investing activities	(183)	(164)
Financing Activities
Increase (decrease) in short-term debt	1	(2)
Increase in long-term debt	—	1,002
Repayment of long-term debt	(3)	(1,104)
Debt financing costs	(5)	(23)
Share repurchases	(225)	(65)
Dividends paid to and other transactions with noncontrolling interests	(69)	(57)
Share based compensation and other	(12)	(12)
Cash used by financing activities	(313)	(261)
Effect of exchange rate changes on cash and cash equivalents	(4)	13
Decrease in cash and cash equivalents	(220)	(39)
Cash and cash equivalents at beginning of period	1,110	947
Cash and cash equivalents at end of period	$890	$908

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
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (ASC) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (VIEs) for the reporting periods ended June 30, 2024, and September 30, 2023, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which is restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	June 30, 2024	September 30, 2023
Current assets	$255	$265
Noncurrent assets	95	121
Total assets	$350	$386

Current liabilities	$195	$228
Noncurrent liabilities	12	13
Total liabilities	$207	$241

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Income available to shareholders
Net income (loss) attributable to Adient	$(11)	$73	$(61)	$70

Weighted average shares outstanding
Basic weighted average shares outstanding	88.6	94.1	90.7	94.8
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	—	0.8	—	0.8
Diluted weight average shares outstanding	88.6	94.9	90.7	95.6

Earnings (loss) per share:
Basic	$(0.12)	$0.78	$(0.67)	$0.74
Diluted	$(0.12)	$0.77	$(0.67)	$0.73
Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for the three and nine months ended June 30, 2024 as a result of being in a loss position.

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

2. Revenue Recognition

Adient generates revenue through the sale of automotive seating solutions, including complete seating systems and the components of complete seating systems. Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, the program can be canceled at any time without cause by the customer. Programs awarded to Adient to supply parts to its customers do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is generally recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments (some of which are accounted for as variable consideration and subject to being constrained), net of the impact, if any, of consideration paid to the customer. Approximately 1% of net sales recorded during the third quarter of fiscal 2024 were related to product sales transacted in prior periods.

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities exist at September 30, 2023 or at June 30, 2024. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for disaggregated revenue by geographical market.

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

4. Inventories

Inventories consisted of the following:

(in millions)	June 30, 2024	September 30, 2023
Raw materials and supplies	$594	$644
Work-in-process	29	34
Finished goods	152	163
Inventories	$775	$841

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2023	$609	$317	$1,168	$2,094
Business divestiture (1)	—	—	(5)	(5)
Currency translation and other	(3)	8	(9)	(4)
Balance at June 30, 2024	$606	$325	$1,154	$2,085

(1) Refer to Note 3, "Acquisitions and Divestitures," for information on the sale of 51% of Adient's interest in LFADNT.

Refer to Note 15, "Segment Information," of the notes to consolidated financial statements for more information on Adient's reportable segments.

Adient plc | Form 10-Q | 10

Adient's intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	June 30, 2024			September 30, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$79	$(37)	$42	$79	$(32)	$47
Customer relationships	545	(230)	315	550	(201)	349
Trademarks	—	—	—	17	(17)	—
Miscellaneous	24	(12)	12	24	(12)	12
Total intangible assets	$648	$(279)	$369	$670	$(262)	$408

Amortization of intangible assets for the nine months ended June 30, 2024 and 2023 was $35 million and $38 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	Nine Months Ended June 30,
(in millions)	2024	2023
Balance at beginning of period	$21	$21
Accruals for warranties issued during the period	5	6
Settlements made (in cash or in kind) during the period	(5)	(7)
Currency translation	—	1
Balance at end of period	$21	$21

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

Adient plc | Form 10-Q | 11

The components of lease costs included in the consolidated statement of income for the three and nine months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Operating lease cost	$27	$27	$81	$81
Short-term lease cost	6	9	21	23
Total lease cost	$33	$36	$102	$104

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

(in millions)		June 30, 2024	September 30, 2023
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$248	$241

Operating lease liabilities - current	Other current liabilities	$79	$77
Operating lease liabilities - noncurrent	Other noncurrent liabilities	168	163
		$247	$240

Weighted average remaining lease term:
Operating leases		5 years	5 years

Weighted average discount rate:
Operating leases		6.3%	6.1%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of June 30, 2024 are as follows:

Operating leases
Fiscal years (in millions)	June 30, 2024
2024 (excluding the nine months ended June 30, 2024)	$26
2025	85
2026	61
2027	42
2028	26
Thereafter	61
Total lease payments	301
Less: imputed interest	(54)
Present value of lease liabilities	$247

Adient plc | Form 10-Q | 12

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended June 30,
(in millions)	2024	2023
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$64	$28

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$82	$81

8. Debt and Financing Arrangements

Long-term and short-term debt consisted of the following:

(in millions)	June 30, 2024	September 30, 2023
Long-term debt:
8.25% Notes due 2031	$500	$500
7.00% Secured Notes due 2028	500	500
Term Loan B due in 2031	633	635
4.875% Notes due in 2026	795	795
3.50% Notes due in 2024	132	130
Other bank borrowings and finance lease obligations	3	4
Less: debt issuance costs	(29)	(31)
Gross long-term debt	2,534	2,533
Less: current portion	139	132
Net long-term debt	$2,395	$2,401

Short-term debt:
Other bank borrowings	$3	$2
Total short-term debt	$3	$2

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the "ABL Credit Facility"), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient paid $7 million in debt issuance costs for the amended ABL Credit Facility and will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of June 30,
Adient plc | Form 10-Q | 13

2024, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $923 million (net of $11 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $635 million as of September 30, 2023 and an outstanding balance of $633 million as of June 30, 2024. The Term Loan B Agreement permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the Term Loan B Agreement accrues at Term SOFR plus an applicable margin. The Term Loan B Agreement was previously due on April 8, 2028. During the second quarter of fiscal 2024, the Term Loan B Agreement was amended to reduce the applicable margin from 3.25% to 2.75% and extend final maturity to January 31, 2031. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Adient incurred $5 million of costs associated with the modification, of which $4 million was recorded as deferred financing costs.

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

AGH also maintains 4.875% USD-denominated unsecured notes due 2026. The aggregate principal amount of these notes was $795 million as of June 30, 2024 and September 30, 2023.

AGH also previously maintained €823 million aggregate principal amount of 3.50% unsecured notes due in August 2024. During March 2023, Adient repurchased €700 million ($743 million) of the 3.50% unsecured notes at a premium of €7 million ($7 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €2 million ($2 million) of previously deferred financing costs to net financing charges. As of June 30, 2024, the remaining balance of this debt was €123 million ($132 million) and is classified as current portion of long-term debt on the consolidated statement of financial position.

Net Financing Charges

Adient's net financing charges in the consolidated statements of income contained the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Interest expense, net of capitalized interest costs	$48	$49	$142	$138
Banking fees and debt issuance cost amortization	4	5	13	16
Interest income	(6)	(6)	(21)	(15)
Premium paid on repurchase of debt	—	—	—	7
Net foreign exchange	2	1	5	3
Net financing charges	$48	$49	$139	$149

Adient plc | Form 10-Q | 14

Total interest paid on both short and long-term debt for the nine months ended June 30, 2024 and 2023 was $150 million and $95 million, respectively.

Other Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of June 30, 2024, $133 million was funded under these programs compared to $170 million as of September 30, 2023.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of June 30, 2024, and September 30, 2023, Adient's liabilities related to this program were $62 million and $50 million, respectively. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

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

Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (AOCI) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2024 and September 30, 2023, respectively.

The €123 million ($132 million) aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was previously designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds were reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe. During the first quarter of fiscal 2024, Adient de-designated these notes as a net investment hedge concurrent with entering into a foreign exchange forward contract designated as a fair value hedge of the principal balance on the 3.50% notes. The impact of foreign currency changes on the notes and the contract are recorded in net financing charges until payment of the notes and maturity of the foreign exchange forward contract in August 2024.

During the second quarter of fiscal 2024, Adient entered into a ¥685 million ($96 million) foreign exchange forward contract to selectively hedge portions of its net investment in China. The contract is set to mature in October 2024. During the third quarter of fiscal 2024, Adient entered into an additional ¥570 million ($78 million) contract to selectively hedge portions of its net investment in China. The contract is set to mature in October 2025.

Adient plc | Form 10-Q | 15

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	June 30, 2024	September 30, 2023	June 30, 2024	September 30, 2023
Other current assets
Foreign currency exchange derivatives	$13	$30	$3	$4
Other noncurrent assets
Foreign currency exchange derivatives	1	—	3	—
Total assets	$14	$30	$6	$4

Other current liabilities
Foreign currency exchange derivatives	$15	$8	$—	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	7	6	—	—
Long-term debt
Foreign currency denominated debt	—	130	—	—
Total liabilities	$22	$144	$—	$—

Adient enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of June 30, 2024 and September 30, 2023, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	June 30, 2024	September 30, 2023	June 30, 2024	September 30, 2023
Gross amount recognized	$20	$34	$22	$144
Gross amount eligible for offsetting	(10)	(12)	(10)	(12)
Net amount	$10	$22	$12	$132

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Foreign currency exchange derivatives	$(25)	$32	$13	$97

Adient plc | Form 10-Q | 16

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2024	2023	2024	2023
Foreign currency exchange derivatives	Cost of sales	$12	$19	$45	$41
During the next twelve months, $2 million of pretax losses on cash flow hedges are expected to be reclassified from AOCI into Adient's consolidated statements of income.

The following table presents the location and amount of pretax gains (losses) on fair value hedge activity in Adient's consolidated statements of income:

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2024	2023	2024	2023
Foreign currency exchange derivatives	Net financing charges	$(1)	$—	$2	$—
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income:

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2024	2023	2024	2023
Foreign currency exchange derivatives	Cost of sales	$(2)	$—	$(3)	$11
Foreign currency exchange derivatives	Net financing charges	(1)	(5)	—	(3)
Total		$(3)	$(5)	$(3)	$8

The effective portion of pretax gains (losses) recorded in currency translation adjustment ("CTA") within other comprehensive income (loss) related to net investment hedges was $1 million and $1 million for the three months ended June 30, 2024 and 2023, respectively, and $0 million and $(70) million for the nine months ended June 30, 2024 and 2023, respectively. For the three and nine months ended June 30, 2024 and 2023, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges.

For the three and nine months ended June 30, 2024 and 2023, no ineffectiveness was recognized in the consolidated statements of income resulting from cash flow hedges.

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
Recurring Fair Value Measurements
The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$16	$—	$16	$—
Other noncurrent assets
Foreign currency exchange derivatives	4	—	4	—
Total assets	$20	$—	$20	$—
Other current liabilities
Foreign currency exchange derivatives	15	—	15	—
Other noncurrent liabilities
Foreign currency exchange derivatives	7	—	7	—
Total liabilities	$22	$—	$22	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$34	$—	$34	$—
Total assets	$34	$—	$34	$—
Other current liabilities
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	6	—	6	—
Total liabilities	$14	$—	$14	$—

Valuation Methods
Foreign currency exchange derivatives: Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2024 and September 30, 2023, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.5 billion and $2.5 billion at June 30, 2024 and September 30,
Adient plc | Form 10-Q | 18

2023, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Equity and Noncontrolling Interests

For the three months ended June 30, 2024:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at March 31, 2024	$—	$3,830	$(953)	$(802)	$2,075	$327	$2,402
Net income (loss)	—	—	(11)	—	(11)	9	(2)
Foreign currency translation adjustments	—	—	—	(44)	(44)	(3)	(47)
Realized and unrealized gains (losses) on derivatives	—	—	—	(23)	(23)	—	(23)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(39)	(39)
Repurchases of common stock	—	(75)	—	—	(75)	—	(75)
Share based compensation and other	—	5	—	—	5	1	6
Balance at June 30, 2024	$—	$3,760	$(964)	$(869)	$1,927	$295	$2,222

For the nine months ended June 30, 2024:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2023	$—	$3,973	$(903)	$(842)	$2,228	$318	$2,546
Net income (loss)	—	—	(61)	—	(61)	35	(26)
Foreign currency translation adjustments	—	—	—	(7)	(7)	(2)	(9)
Realized and unrealized gains (losses) on derivatives	—	—	—	(20)	(20)	—	(20)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(57)	(57)
Repurchases of common stock	—	(225)	—	—	(225)	—	(225)
Share based compensation and other	—	12	—	—	12	1	13
Balance at June 30, 2024	$—	$3,760	$(964)	$(869)	$1,927	$295	$2,222
Adient plc | Form 10-Q | 19

For the three months ended June 30, 2023:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at March 31, 2023	$—	$3,995	$(1,111)	$(687)	$2,197	$335	$2,532
Net income	—	—	73	—	73	15	88
Foreign currency translation adjustments	—	—	—	(78)	(78)	(9)	(87)
Realized and unrealized gains (losses) on derivatives	—	—	—	11	11	—	11
Dividends attributable to noncontrolling interests	—	—	—	—	—	(30)	(30)
Repurchases of common stock	—	(35)	—	—	(35)	—	(35)
Share based compensation and other	—	6	—	—	6	—	6
Balance at June 30, 2023	$—	$3,966	$(1,038)	$(754)	$2,174	$311	$2,485

For the nine months ended June 30, 2023:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2022	$—	$4,026	$(1,108)	$(845)	$2,073	$302	$2,375
Net income (loss)	—	—	70	—	70	45	115
Foreign currency translation adjustments	—	—	—	41	41	—	41
Realized and unrealized gains (losses) on derivatives	—	—	—	50	50	—	50
Dividends attributable to noncontrolling interests	—	—	—	—	—	(36)	(36)
Repurchases of common stock	—	(65)	—	—	(65)	—	(65)
Share based compensation and other	—	5	—	—	5	—	5
Balance at June 30, 2023	$—	$3,966	$(1,038)	$(754)	$2,174	$311	$2,485

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Foreign currency translation adjustments
Balance at beginning of period	$(817)	$(717)	$(854)	$(836)
Aggregate adjustment for the period, net of tax	(44)	(78)	(7)	41
Balance at end of period (1)	$(861)	$(795)	$(861)	$(795)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$16	$31	$13	$(8)
Current period changes in fair value, net of tax	(16)	28	13	86
Reclassification to income, net of tax	(7)	(17)	(33)	(36)
Balance at end of period	$(7)	$42	$(7)	$42
Pension and postretirement plans
Balance at beginning of period	$(1)	$(1)	$(1)	$(1)
Balance at end of period	$(1)	$(1)	$(1)	$(1)
Accumulated other comprehensive income (loss), end of period	$(869)	$(754)	$(869)	$(754)
Adient plc | Form 10-Q | 20

(1) Foreign currency translation adjustments as of June 30, 2024 and 2023 include gains on designated net investment hedge instruments of $2 million and $73 million, respectively. During the next twelve months, no gains or losses are expected to be reclassified from AOCI into Adient's consolidated statements of income.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Beginning balance	$58	$55	$57	$45
Net income (1)	7	7	27	23
Dividends	—	—	(21)	(18)
Foreign currency translation adjustments	(2)	(5)	—	7
Ending balance	$63	$57	$63	$57

(1) During the first quarter of fiscal 2024, a $5 million adjustment was recorded to increase income attributable to noncontrolling interest related to the three months ended September 30, 2023.

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of the Company’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal year 2023, Adient repurchased and immediately retired 1,756,777 of its ordinary shares at an average purchase price per share of $37.00. The aggregate amount of cash paid to repurchase shares during fiscal year 2023 was $65 million, all of which had been spent as of June 30, 2023. During the third quarter of fiscal 2024, Adient repurchased and immediately retired 2,633,704 of its ordinary shares at an average purchase price per share of $28.48. The aggregate amount of cash paid to repurchase shares during the third quarter of fiscal 2024 was $75 million. During the first nine months of fiscal 2024, Adient repurchased and immediately retired 7,098,052 of its ordinary shares at an average purchase price per share of $31.70. The aggregate amount of cash paid to repurchase shares during the nine months ended June 30, 2024 was $225 million. As of June 30, 2024, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $310 million.

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Service cost	$1	$2	$4	$4
Interest cost	4	4	14	13
Expected return on plan assets	(3)	(3)	(9)	(9)
Net actuarial and settlement/curtailment (gain) loss	—	—	—	8
Net periodic benefit cost	$2	$3	$9	$16
Adient plc | Form 10-Q | 21

The interest cost, expected return on plan assets, and net actuarial and settlement/curtailment (gain) loss components of net periodic benefit cost are included in other pension expense (income) in the consolidated statements of income. During the first nine months of fiscal 2023, Adient recorded an $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

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

During the first nine months of fiscal 2024, Adient committed to restructuring actions ("2024 Plan") resulting in charges of $152 million which included a charge of $14 million recorded during the three months ended June 30, 2024. Additional charges totaling $2 million related to prior year plans were also recorded during the three months ended June 30, 2024. The third quarter charges were mostly related to termination benefits in Europe. The 2024 Plan is being implemented in response to structural changes occurring in the European automotive market and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with these specific plans will primarily occur in fiscal years 2025 and 2026 and are expected to be substantially complete by fiscal year 2027. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income. The following tables summarize the changes in Adient's restructuring reserve.

For the three months ended June 30, 2024:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at March 31, 2024	$175	$(6)	$169
2024 Plan charges	14	—	14
Utilized - cash	(10)	—	(10)
Noncash and other adjustments	2	—	2
Balance at June 30, 2024	$181	$(6)	$175

Current restructuring reserve - other current liabilities			$85
Noncurrent restructuring reserve - other noncurrent liabilities			90
Balance at June 30, 2024			$175

For the nine months ended June 30, 2024:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2023	$56	$(5)	$51
2024 Plan charges	152	—	152
Utilized - cash	(27)	—	(27)
Noncash and other adjustments	—	(1)	(1)
Balance at June 30, 2024	$181	$(6)	$175
Adient plc | Form 10-Q | 22

For the three months ended June 30, 2023:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at March 31, 2023	$57	$(4)	$53
2023 Plan charges	2	—	2
Utilized - cash	(8)	—	(8)
Noncash and other adjustments	3	—	3
Balance at June 30, 2023	$54	$(4)	$50

Current restructuring reserve - other current liabilities			$50
Noncurrent restructuring reserve - other noncurrent liabilities			—
Balance at June 30, 2023			$50

For the nine months ended June 30, 2023:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2022	$69	$(9)	$60
2023 Plan charges	26	—	26
Utilized - cash	(45)	—	(45)
Noncash and other adjustments	4	5	9
Balance at June 30, 2023	$54	$(4)	$50

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

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2024, Adient’s income tax expense was $40 million equating to an effective tax rate of 89%, and $68 million equating to an effective tax rate of 99%, respectively. The three and nine month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and tax expense related to foreign exchange remeasurements of tax balances primarily in Mexico, with the nine month income tax expense also partially offset by tax benefits from the release of uncertain tax positions due to audit closures. For the three and nine months ended June 30, 2023, Adient’s income tax expense was $28 million equating to an effective tax rate of 23%, and $84 million equating to an effective tax rate of 38%, respectively. The three and nine month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials.

Adient plc | Form 10-Q | 23

Valuation Allowances

As a result of the Company's third quarter fiscal 2024 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.

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

Uncertain Tax Positions

At June 30, 2024, Adient had gross tax effected unrecognized tax benefits of $509 million. If recognized, $147 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at June 30, 2024 was approximately $28 million (net of tax benefit). The interest and penalties accrued for the three and nine months ended June 30, 2024 was $2 million and $5 million, respectively. Additionally, during the nine months ended June 30, 2024, Adient recognized tax benefits of $17 million related to the release of uncertain tax positions due to audit closures. At June 30, 2023, Adient had gross tax effected unrecognized tax benefits of $523 million. If recognized, $126 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at June 30, 2023 was approximately $29 million (net of tax benefit). The interest and penalties accrued for the three and nine months ended June 30, 2023 was $2 million and $6 million, respectively. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Adient plc | Form 10-Q | 24

The following table summarizes net sales and adjusted EBITDA by reportable segment for the three and nine months ended June 30, 2024 and 2023:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Three months ended June 30, 2024
Net sales	$1,737	$1,288	$712	$(21)	$3,716
Adjusted EBITDA	$99	$25	$101	$(23)	$202

Nine months ended June 30, 2024
Net sales	$5,044	$3,926	$2,224	$(68)	$11,126
Adjusted EBITDA	$259	$127	$327	$(68)	$645

Three months ended June 30, 2023
Net sales	$1,900	$1,438	$742	$(25)	$4,055
Adjusted EBITDA	$95	$103	$100	$(22)	$276

Nine months ended June 30, 2023
Net sales	$5,385	$4,021	$2,337	$(77)	$11,666
Adjusted EBITDA	$236	$184	$351	$(68)	$703

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income before income taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Adjusted EBITDA
Americas	$99	$95	$259	$236
EMEA	25	103	127	184
Asia	101	100	327	351
Subtotal	225	298	713	771
Corporate-related costs (1)	(23)	(22)	(68)	(68)
Restructuring and impairment costs (2)	(16)	(6)	(152)	(30)
Purchase accounting amortization (3)	(12)	(13)	(36)	(39)
Restructuring related charges (4)	(4)	(3)	3	(6)
Impairment of interests in nonconsolidated partially owned affiliates (5)	—	—	—	(6)
Depreciation	(71)	(74)	(213)	(214)
Equity based compensation (6)	(5)	(7)	(28)	(25)
Other items (7)	—	—	(6)	—
Earnings before interest and income taxes	94	173	213	383
Net financing charges	(48)	(49)	(139)	(149)
Other pension expense (8)	(1)	(1)	(5)	(12)
Income before income taxes	$45	$123	$69	$222

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
(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. The nine months ended June 30, 2024 includes a $10 million gain on sale of a restructured facility.
(5) The nine months ended June 30, 2023 reflects $4 million and $3 million of non-recurring impairment to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively, partially offset by $1 million non-recurring adjustment to certain of Adient's investments.
(6) During the nine months ended June 30, 2024, a $5 million adjustment was recorded to increase equity-based compensation expense related to a retired executive's equity awards that should have been recognized in periods prior to September 30, 2023.
(7) The nine months ended June 30, 2024 includes an $8 million loss on sale of 51% of Adient's interest in LFADNT (as described in Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements), $1 million of transaction costs and a $1 million one-time divestiture related impact at an affiliate, partially offset by a $3 million non-recurring gain on a contract related settlement and $1 million of indirect tax recoveries in Brazil.

(8) The nine months ended June 30, 2023 includes an $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

Adient plc | Form 10-Q | 26

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Americas
United States	$1,515	$1,685	$4,428	$4,868
Mexico	674	714	1,934	1,942
Other Americas	77	84	224	266
Regional elimination	(529)	(583)	(1,542)	(1,691)
	1,737	1,900	5,044	5,385
EMEA
Germany	245	278	723	831
Poland	237	268	735	728
Czech Republic	179	250	594	738
Other EMEA	967	1,028	2,937	2,833
Regional elimination	(340)	(387)	(1,063)	(1,110)
	1,288	1,437	3,926	4,020
Asia
China	346	336	1,056	1,041
Korea	129	137	379	416
Thailand	106	123	354	418
Japan	77	91	256	281
Other Asia	67	66	216	209
Regional elimination	(13)	(10)	(37)	(27)
	712	743	2,224	2,338

Inter-segment elimination	(21)	(25)	(68)	(77)

Total	$3,716	$4,055	$11,126	$11,666

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of June 30, 2024 and September 30, 2023. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the "Equity income" line in the consolidated statements of income for the three and nine months ended June 30, 2024 and 2023, respectively.

Adient plc | Form 10-Q | 27

Adient maintains total investments in partially-owned affiliates of $328 million and $303 million at June 30, 2024 and September 30, 2023, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Nine Months Ended June 30,
(in millions)	2024	2023
Income statement data:
Net sales	$2,863	$2,715
Gross profit	$274	$257
Net income	$139	$121
Net income attributable to the entity	$137	$120

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $3 million and $4 million at June 30, 2024 and September 30, 2023, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)		2024	2023	2024	2023
Net sales to related parties	Net sales	$59	$65	$190	$194
Purchases from related parties	Cost of sales	105	94	318	310

Adient plc | Form 10-Q | 28

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		June 30, 2024	September 30, 2023
Accounts receivable due from related parties	Accounts receivable	$29	$26
Accounts payable due to related parties	Accounts payable	108	67

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.
Adient plc | Form 10-Q | 29

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Adient plc | Form 10-Q | 30

Factors Affecting Adient’s Operating Environment

The results presented below are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to experience softening consumer demand and lower than expected vehicle production along with higher interest rates, inflationary pressures and volatile commodity pricing on certain input costs. The automotive industry continues to also experience significant change with the ongoing rollout of electric vehicles, which continues to show signs of softening. Each segment is facing challenges including delayed vehicle launches in Americas, persistent operational and market-driven headwinds in EMEA and model changeovers in Asia. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results. Adient is closely monitoring the financial results of its EMEA segment for implications on the recoverability of long-lived assets, including goodwill. While no impairment is deemed to have occurred as of June 30, 2024, if trends impacting the EMEA segment remain unfavorable and financial results further decline, additional restructuring actions may be necessary and impairment of long-lived assets, including goodwill, may occur in future periods.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During the three and nine months ended June 30, 2024, global light vehicle production increased 0.5% and 3.8%, respectively, driven by improved production volumes predominately in China and North America. The current operating environment varies by region, being impacted by a more traditional demand-driven model including higher interest rates and slowing consumer demand due to affordability concerns along with slower electric vehicle adoption rates in certain regions.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended June 30,			Nine Months Ended June 30,
(units in millions)	2024	Change	2023	2024	Change	2023
Global	22.1	0.5%	22.0	67.7	3.8%	65.2
North America	4.2	2.4%	4.1	11.9	3.5%	11.5
South America	0.7	(12.5)%	0.8	2.0	(9.1)%	2.2
EMEA	4.4	(4.3)%	4.6	13.7	1.5%	13.5
China	7.0	6.1%	6.6	22.1	11.1%	19.9
Asia, excluding China, and Other	5.8	(1.7)%	5.9	18.0	(0.6)%	18.1

Source: S&P Global, July 2024

Financial Results Summary
Significant aspects of Adient's financial results for the third quarter of fiscal 2024 include the following:

•Adient recorded net sales of $3,716 million for the third quarter of fiscal 2024, representing a decrease of $339 million or 8.4% when compared to the third quarter of fiscal 2023. The decrease in net sales is attributable to Adient's lower overall production volumes in all regions, the unfavorable impact of foreign currencies, unfavorable material economics recoveries, and unfavorable net pricing adjustments.

•Gross profit was $207 million, or 5.6% of net sales, for the third quarter of fiscal 2024 compared to $302 million, or 7.4% of net sales for the third quarter of fiscal 2023. Profitability, including gross profit as a percentage of net sales, was lower due to lower production volumes in all regions, the unfavorable impact of foreign currencies, unfavorable business performance in EMEA, unfavorable material economics, net of recoveries and non-recurring net benefits largely associated with insurance recoveries in fiscal 2023.

•Equity income was $24 million for the third quarter of fiscal 2024, compared to $25 million for the third quarter of fiscal 2023. The decrease is primarily attributable to the unfavorable impact of foreign currencies and the impact of the KEIPER supply agreement modifications executed in fiscal 2023, partially offset by favorable operating performance at partially-owned affiliates.
Adient plc | Form 10-Q | 31

•Net loss attributable to Adient was $11 million for the third quarter of fiscal 2024, compared to net income attributable to Adient of $73 million for the third quarter of fiscal 2023. The higher net loss in the third quarter of fiscal 2024 is primarily attributable to lower overall production volumes, unfavorable business performance, non-recurring net benefits largely associated with insurance recoveries in fiscal 2023, higher income tax expense, the unfavorable impact of foreign currencies and higher restructuring costs, partially offset by lower SG&A expenses mainly driven by lower compensation expense and net engineering and other administrative spending and lower income attributable to noncontrolling interests.

Consolidated Results of Operations

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	Change	2023	2024	Change	2023
Net sales	$3,716	(8)%	$4,055	$11,126	(5)%	$11,666
Cost of sales	3,509	(7)%	3,753	10,443	(4)%	10,883
Gross profit	207	(31)%	302	683	(13)%	783
Selling, general and administrative expenses	121	(18)%	148	383	(10)%	427
Restructuring and impairment costs	16	>100%	6	152	>100%	30
Equity income	24	(4)%	25	65	14%	57
Earnings before interest and income taxes	94	(46)%	173	213	(44)%	383
Net financing charges	48	(2)%	49	139	(7)%	149
Other pension expense	1	—%	1	5	(58)%	12
Income before income taxes	45	(63)%	123	69	(69)%	222
Income tax provision	40	43%	28	68	(19)%	84
Net income	5	(95)%	95	1	(99)%	138
Income attributable to noncontrolling interests	16	(27)%	22	62	(9)%	68
Net income (loss) attributable to Adient	$(11)	>(100%)	$73	$(61)	>(100%)	$70

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	Change	2023	2024	Change	2023
Net sales	$3,716	(8)%	$4,055	$11,126	(5)%	$11,666

Net sales decreased by $339 million, or 8%, in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 due to lower overall production volumes in all regions primarily resulting from slower than expected product launches in the Americas and from softening demand and weaker program mix in EMEA ($263 million), the unfavorable impact of foreign currencies ($54 million) and unfavorable material economics recoveries ($20 million).

Net sales decreased by $540 million, or 5%, during the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023 due to lower overall production volumes in all regions that are resulting from slower than expected product launches, production disruptions at certain customers resulting primarily from the United Auto Workers ("UAW") strike during the first fiscal quarter in the Americas and softening demand and weaker program mix in EMEA ($489 million), unfavorable material economics recoveries ($73 million) and the unfavorable impact of foreign currencies ($26 million), partially offset by net favorable pricing adjustments ($48 million). Refer to the segment analysis below for a discussion of segment net sales.

Adient plc | Form 10-Q | 32

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	Change	2023	2024	Change	2023
Cost of sales	$3,509	(7)%	$3,753	$10,443	(4)%	$10,883
Gross profit	$207	(31)%	$302	$683	(13)%	$783
% of sales	5.6%		7.4%	6.1%		6.7%

Cost of sales decreased by $244 million, or 7%, and gross profit decreased by $95 million, or 31%, in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023. The year over year decrease in cost of sales was primarily due to lower production volumes ($203 million), the favorable impact of foreign currencies ($38 million), favorable material economics ($18 million), favorable supplier pricing adjustments ($6 million) and the favorable impact of the KEIPER supply agreement modifications ($3 million), partially offset by non-recurring net benefits largely associated with insurance recoveries in fiscal 2023 ($21 million). Gross profit for the three months ended June 30, 2024 was unfavorably impacted by lower production volume, the unfavorable impact of foreign currencies, unfavorable business performance, unfavorable material economics, net of recoveries and non-recurring net benefits largely associated with insurance recoveries in fiscal 2023.

Cost of sales decreased by $440 million, or 4%, and gross profit decreased by $100 million, or 13%, in the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023. The year over year decrease in cost of sales was primarily due to lower production volumes ($361 million), favorable material economics ($83 million), the favorable impact of the KEIPER supply agreement modifications ($14 million), favorable business performance ($10 million) and favorable supplier pricing adjustments ($8 million), partially offset by non-recurring net benefits largely associated with insurance recoveries in fiscal 2023 ($21 million), higher depreciation expense ($6 million), the unfavorable impact of foreign currencies ($5 million) and higher restructuring related charges ($3 million). Gross profit for the nine months ended June 30, 2024 was unfavorably impacted by lower production volumes, the unfavorable impact of foreign currencies, unfavorable business performance, higher depreciation expense and non-recurring net benefits largely associated with insurance recoveries in fiscal 2023, partially offset by favorable material economics, net of recoveries. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	Change	2023	2024	Change	2023
Selling, general and administrative expenses	$121	(18)%	$148	$383	(10)%	$427
% of sales	3.3%		3.6%	3.4%		3.7%

SG&A expenses decreased by $27 million, or 18%, in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023. The year over year decrease in SG&A was primarily due to lower net engineering and other administrative spending ($13 million), lower compensation expense including lower performance-based incentive compensation costs ($7 million), lower depreciation and amortization expense ($5 million) and the favorable impact of foreign currencies ($3 million).

SG&A for the first nine months of fiscal 2024 decreased by $44 million, or 10%, as compared to the first nine months of fiscal 2023. The year over year decrease in SG&A was primarily due to lower net engineering and other administrative spending ($20 million), lower compensation expense including performance-based incentive compensation costs and other compensation related austerity measures ($12 million), lower depreciation and amortization expense ($10 million), higher levels of gains on sales of assets ($4 million), non-recurring contract related settlement ($3 million), the favorable impact of foreign currencies ($2 million) and lower transaction costs ($2 million), partially offset by a one-time loss on business divestiture ($8 million).

Adient plc | Form 10-Q | 33

Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	Change	2023	2024	Change	2023
Restructuring and impairment costs	$16	>100%	$6	$152	>100%	$30

Restructuring and impairment costs were higher by $10 million during the third quarter of fiscal 2024 and higher by $122 million during the first nine months of fiscal 2024 due to restructuring actions taken primarily in EMEA in response to structural changes occurring in the European automotive market and to ensure Adient maintains a competitive cost structure by reducing labor costs and increasing efficiencies. Adient continues to monitor and assess market conditions within the automotive industry in each of its regions, with particular focus on EMEA in the near term, and will consider taking further restructuring action as needed to stay competitive and to position Adient to serve the needs of its customers. Refer to Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements and the discussion under Liquidity and Capital Resources below for additional information related to Adient's restructuring plans.

Equity Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	Change	2023	2024	Change	2023
Equity income	$24	(4)%	$25	$65	14%	$57

Equity income was $24 million for the third quarter of fiscal 2024, compared to $25 million in the third quarter of fiscal 2023. The decrease is primarily attributable to the unfavorable impact of foreign currencies ($2 million) and the impact of the KEIPER supply agreement modifications executed in fiscal 2023 ($2 million), partially offset by various non-recurring gains ($3 million).

Equity income was $65 million for the first nine months of fiscal 2024, compared to $57 million for the first nine months of fiscal 2023. The increase is primarily attributable to favorable production volumes and operating performance at partially-owned affiliates ($11 million), the non-recurrence of prior year non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates ($6 million) and various non-recurring gains ($3 million), partially offset by the impact of the KEIPER supply agreement modifications executed in fiscal 2023 ($6 million), the unfavorable impact of foreign currencies ($4 million) and a one-time divestiture related tax impact at an affiliate ($2 million).

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	Change	2023	2024	Change	2023
Net financing charges	$48	(2)%	$49	$139	(7)%	$149

Net financing charges decreased by $1 million in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023.

Net financing charges decreased by $10 million during the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023 due primarily to premiums paid and deferred financing cost write offs associated with repurchasing of debt in the second quarter of fiscal 2023. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions and components of net financing charges.

Other Pension Expense (Income)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	Change	2023	2024	Change	2023
Other pension expense	$1	—%	$1	$5	(58)%	$12

Adient plc | Form 10-Q | 34

There was no change in other pension expense in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023.

Other pension expense was lower by $7 million for the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023 due primarily to a prior year non-recurring curtailment loss associated with employee termination benefit plans in the Americas. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	Change	2023	2024	Change	2023
Income tax provision	$40	43%	$28	$68	(19)%	$84

The third quarter fiscal 2024 income tax expense of $40 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and $15 million of tax expense related to foreign exchange remeasurements of tax balances primarily in Mexico. The third quarter of fiscal 2023 income tax expense of $28 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials.

The first nine months of fiscal 2024 income tax expense of $68 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and $8 million of tax expense related to foreign exchange remeasurements of tax balances primarily in Mexico, partially offset by $17 million of tax benefits from the release of uncertain tax positions due to audit closures. The first nine months of fiscal 2023 income tax expense of $84 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials.

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	Change	2023	2024	Change	2023
Income attributable to noncontrolling interests	$16	(27)%	$22	$62	(9)%	$68

The decrease in income attributable to noncontrolling interests in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 is primarily attributable to lower production volumes associated with new launches at certain affiliates.

The decrease in income attributable to noncontrolling interests in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 is attributable to lower production volumes associated with new launches at certain affiliates, which are offset by a $5 million adjustment to increase income attributable to noncontrolling interests related to periods prior to September 30, 2023.

Net Income (loss) Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	Change	2023	2024	Change	2023
Net income (loss) attributable to Adient	$(11)	>(100%)	$73	$(61)	>(100%)	$70

Net loss attributable to Adient was $11 million for the third quarter of fiscal 2024, compared to net income attributable to Adient of $73 million for the third quarter of fiscal 2023. The net loss in the third quarter of fiscal 2024 is primarily attributable to lower overall production volumes, unfavorable business performance, higher income tax expense, the unfavorable impact of foreign currencies, non-recurring net benefits largely associated with insurance recoveries in fiscal 2023 and higher restructuring costs, partially offset by lower SG&A expenses mainly driven by lower incentive compensation expense and net engineering and other administrative spending, favorable material economics, net of recoveries and lower income attributable to noncontrolling interests.
Adient plc | Form 10-Q | 35

Net loss attributable to Adient was $61 million for the first nine months of fiscal 2024, compared to net income attributable to Adient of $70 million for the first nine months of fiscal 2023. The net loss in fiscal 2024 is primarily attributable to lower overall production volumes, higher restructuring costs, the unfavorable impact of foreign currencies, non-recurring net benefits largely associated with insurance recoveries in fiscal 2023, a one-time loss on business divestiture and higher depreciation, partially offset by lower SG&A expenses mainly driven by lower incentive compensation expense and net engineering and other administrative spending, favorable pricing adjustments, favorable material economics, net of recoveries, lower income tax expense, higher equity income, lower net financing charges and lower other pension expense.

Comprehensive Income (loss) Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	Change	2023	2024	Change	2023
Comprehensive income (loss) attributable to Adient	$(78)	>(100%)	$6	$(88)	>(100%)	$161

Comprehensive loss attributable to Adient was $78 million for the third quarter of fiscal 2024 compared to $6 million of comprehensive income for the third quarter of fiscal 2023. The decrease of $84 million is due primarily to lower net income ($90 million), higher realized and unrealized losses on derivatives ($34 million), higher comprehensive income attributable to noncontrolling interests ($3 million), partially offset by the impact of foreign currency translation adjustments ($43 million).

Comprehensive loss attributable to Adient was $88 million for the first nine months of fiscal 2024 compared to $161 million of comprehensive income for the first nine months of fiscal 2023. The decrease of $249 million is due primarily to lower net income ($137 million), higher realized and unrealized losses on derivatives ($70 million) and the unfavorable impact of foreign currency translation adjustments ($57 million), partially offset by lower comprehensive income attributable to noncontrolling interests ($15 million).

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

The results presented below are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to experience softening consumer demand and lower than expected vehicle production along with higher interest rates, inflationary pressures and volatile commodity pricing on certain input costs. The automotive industry continues to also experience significant change with the ongoing rollout of electric vehicles, which continues to show signs of softening. Refer to the Factors Affecting Adient’s Operating Environment section in this Form 10-Q and within our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, for additional information on factors that have impacted Adient. Adient is closely monitoring the financial results of its EMEA segment for implications on the recoverability of long-lived assets, including goodwill. While no impairment is deemed to have occurred as of June 30, 2024, if trends impacting the EMEA segment remain unfavorable and financial results further decline, additional restructuring actions may be necessary and impairment of long-lived assets, including goodwill, may occur in future periods.

Adient plc | Form 10-Q | 36

Financial information relating to Adient's reportable segments is as follows:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Three months ended June 30, 2024
Net sales	$1,737	$1,288	$712	$(21)	$3,716
Adjusted EBITDA	$99	$25	$101	$(23)	$202

Nine months ended June 30, 2024
Net sales	$5,044	$3,926	$2,224	$(68)	$11,126
Adjusted EBITDA	$259	$127	$327	$(68)	$645

Three months ended June 30, 2023
Net sales	$1,900	$1,438	$742	$(25)	$4,055
Adjusted EBITDA	$95	$103	$100	$(22)	$276

Nine months ended June 30, 2023
Net sales	$5,385	$4,021	$2,337	$(77)	$11,666
Adjusted EBITDA	$236	$184	$351	$(68)	$703

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income before income taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Adjusted EBITDA
Americas	$99	$95	$259	$236
EMEA	25	103	127	184
Asia	101	100	327	351
Subtotal	225	298	713	771
Corporate-related costs (1)	(23)	(22)	(68)	(68)
Restructuring and impairment costs (2)	(16)	(6)	(152)	(30)
Purchase accounting amortization (3)	(12)	(13)	(36)	(39)
Restructuring related charges (4)	(4)	(3)	3	(6)
Impairment of interests in nonconsolidated partially owned affiliates (5)	—	—	—	(6)
Depreciation	(71)	(74)	(213)	(214)
Equity based compensation (6)	(5)	(7)	(28)	(25)
Other items (7)	—	—	(6)	—
Earnings before interest and income taxes	94	173	213	383
Net financing charges	(48)	(49)	(139)	(149)
Other pension expense (8)	(1)	(1)	(5)	(12)
Income before income taxes	$45	$123	$69	$222

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
(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. The nine months ended June 30, 2024 includes a $10 million gain on sale of a restructured facility.
(5) The nine months ended June 30, 2023 reflects $4 million and $3 million of non-recurring impairment to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively, partially offset by $1 million non-recurring adjustment to certain of Adient's investments.
(6) During the nine months ended June 30, 2024, a $5 million adjustment was recorded to increase equity-based compensation expense related to a retired executive's equity awards that should have been recognized in periods prior to September 30, 2023.
(7) The nine months ended June 30, 2024 includes an $8 million loss on sale of 51% of Adient's interest in LFADNT (as described in Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements), $1 million of transaction costs and a $1 million one-time divestiture related impact at an affiliate, partially offset by a $3 million non-recurring gain on a contract related settlement and $1 million of indirect tax recoveries in Brazil.

(8) The nine months ended June 30, 2023 includes an $8 million curtailment loss associated with employee termination benefit plans in the Americas segment.

Americas

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	Change	2023	2024	Change	2023
Net sales	$1,737	(9)%	$1,900	$5,044	(6)%	$5,385
Adjusted EBITDA	$99	4%	$95	$259	10%	$236

Net sales decreased during the third quarter of fiscal 2024 by $163 million primarily due to lower current quarter production volumes resulting from adverse customer mix and slower than expected product launches ($172 million), unfavorable material economics recoveries ($8 million) and the unfavorable impact of foreign currencies ($8 million), partially offset by net favorable pricing adjustments ($25 million).

Net sales decreased during the first nine months of fiscal 2024 by $341 million primarily due to lower current year production volumes resulting from slower than expected product launches and the UAW strike-related disruptions during the first quarter of fiscal 2024 at certain customers ($355 million), unfavorable material economics recoveries ($43 million) and the unfavorable impact of foreign currencies ($10 million), partially offset by net favorable pricing adjustments ($67 million).

Adjusted EBITDA increased during the third quarter of fiscal 2024 by $4 million due to favorable business performance resulting from net favorable pricing adjustments and improved freight costs ($31 million), lower SG&A expenses driven by lower compensation expense, including lower performance-based compensation costs, along with improved engineering recoveries ($14 million) and favorable material economics, net of recoveries ($1 million), partially offset by lower current quarter production volumes ($34 million), non-recurring net benefits largely associated with insurance recoveries in fiscal 2023 ($4 million) and the unfavorable impact of foreign currencies ($4 million).

Adjusted EBITDA increased during the first nine months of fiscal 2024 by $23 million, despite a $25 million unfavorable impact resulting from the UAW strike-related production disruptions during the first quarter of fiscal 2024 at certain customers. The increase was due to favorable business performance resulting from net favorable pricing adjustments and improved freight costs ($97 million) and lower SG&A expenses driven by lower compensation expense, including lower performance based compensation costs and other compensation related austerity measures, along with improved engineering recoveries ($35 million), partially offset by lower current year production volumes ($74 million, including UAW strike-related impact), the unfavorable impact of foreign currencies ($18 million), unfavorable material economics, net of recoveries ($13 million) and non-recurring net benefits largely associated with insurance recoveries in fiscal 2023 ($4 million).

Adient plc | Form 10-Q | 38

EMEA

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	Change	2023	2024	Change	2023
Net sales	$1,288	(10)%	$1,438	$3,926	(2)%	$4,021
Adjusted EBITDA	$25	(76)%	$103	$127	(31)%	$184

Net sales decreased during the third quarter of fiscal 2024 by $150 million primarily as a result of lower current quarter production volumes due to lower vehicle sales across customer platforms resulting from overall weakness in industry demand and program mix ($90 million), net unfavorable pricing adjustments ($38 million), unfavorable material economics recoveries ($11 million) and the unfavorable impact of foreign currencies ($11 million).

Net sales decreased during the first nine months of fiscal 2024 by $95 million primarily as a result of lower production volumes (primarily occurring in the current quarter) due to lower vehicle sales across customer platforms resulting from overall weakness in industry demand and program mix ($114 million), unfavorable material economics recoveries ($28 million) and net unfavorable pricing adjustments ($23 million), partially offset by the favorable impact of foreign currencies ($70 million).

Adjusted EBITDA decreased during the third quarter of fiscal 2024 by $78 million due to unfavorable business performance driven by higher operating costs associated with lower levels of customer orders, often with very little warning, leading to unplanned downtime and operating inefficiencies ($38 million), non-recurring net benefits largely associated with insurance recoveries in fiscal 2023 ($17 million), lower current quarter production volumes ($16 million), unfavorable material economics, net of recoveries ($5 million) and the unfavorable impact of foreign currencies ($3 million), partially offset by increased equity income ($1 million).

Adjusted EBITDA decreased during the first nine months of fiscal 2024 by $57 million due to unfavorable business performance driven by higher operating costs associated with lower levels of customer orders, often with little warning, (primarily occurring in the current quarter) leading to unplanned downtime and operating inefficiencies ($32 million), higher operating costs ($27 million), non-recurring net benefits largely associated with insurance recoveries in fiscal 2023 ($17 million) and the non-recurrence of prior year gains on sale of assets ($6 million), partially offset by favorable material economics, net of recoveries ($16 million), lower administrative and engineering expense ($1 million), the favorable impact of foreign currencies ($4 million) and increased equity income ($4 million).
Asia

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	Change	2023	2024	Change	2023
Net sales	$712	(4)%	$742	$2,224	(5)%	$2,337
Adjusted EBITDA	$101	1%	$100	$327	(7)%	$351

Net sales decreased during the third quarter of fiscal 2024 by $30 million due to the unfavorable impact of foreign currencies ($36 million), lower current quarter production volumes ($5 million) and unfavorable material economics recoveries ($1 million), partially offset by net favorable pricing adjustments ($12 million).

Net sales decreased during the first nine months of fiscal 2024 by $113 million due to the unfavorable impact of foreign currencies ($86 million), lower current year production volumes due primarily to program changeovers, program launches and lower volumes on foreign OEM platforms in China ($30 million) and unfavorable material economics recoveries ($2 million), partially offset by net favorable pricing adjustments ($5 million).

Adjusted EBITDA increased during the third quarter of fiscal 2024 by $1 million due to favorable business performance resulting from net favorable pricing adjustments and improved labor efficiencies ($19 million) and favorable material economics, net of recoveries ($1 million), partially offset by lower current year production volumes and unfavorable product mix ($10 million), the unfavorable impact of foreign currencies ($7 million) and lower equity income which reflects the impact of the KEIPER supply agreement modifications executed in fiscal 2023 ($2 million).

Adjusted EBITDA decreased during the first nine months of fiscal 2024 by $24 million due to lower current year production volumes and unfavorable product mix ($23 million), the unfavorable impact of foreign currencies ($20 million) and higher
Adient plc | Form 10-Q | 39

administrative and engineering expense ($2 million), partially offset by favorable business performance resulting from net favorable pricing adjustments and improved labor efficiencies ($14 million), favorable material economics, net of recoveries ($6 million) and higher equity income which includes the unfavorable impact of the KEIPER supply agreement modifications ($1 million).

Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs, debt service requirements and discretionary spending to repurchase Adient's shares. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below for discussion of Adient's financing arrangements. Adient believes that its current financial resources will be sufficient to fund its liquidity requirements for at least the next twelve months.

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the "ABL Credit Facility"), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient paid $7 million in debt issuance costs for the amended ABL Credit Facility and will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. dollars, Euros, Pounds Sterling or Swedish Kroner. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in dollars, EURIBOR, in the case of amounts outstanding in euros, STIBOR, in the case of amounts outstanding in Swedish krona and SONIA, in the case of amounts outstanding in pounds sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of June 30, 2024, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $923 million (net of $11 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $635 million as of September 30, 2023 and an outstanding balance of $633 million as of June 30, 2024. The Term Loan B Agreement permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the Term Loan B Agreement accrues at Term SOFR plus an applicable margin. The Term Loan B Agreement was previously due on April 8, 2028. During the second quarter of fiscal 2024, the Term Loan B Agreement was amended to reduce the applicable margin from 3.25% to 2.75% and extend final maturity to January 31, 2031. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Adient incurred $5 million of costs associated with the modification, of which $4 million was recorded as deferred financing costs.

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
Adient plc | Form 10-Q | 40

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

AGH also maintains 4.875% USD-denominated unsecured notes due 2026. The aggregate principal amount of these notes was $795 million as of June 30, 2024 and September 30, 2023.

AGH also previously maintained €823 million aggregate principal amount of 3.50% unsecured notes due in August 2024. During March 2023, Adient repurchased €700 million ($743 million) of the 3.50% unsecured notes at a premium of €7 million ($7 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €2 million ($2 million) of previously deferred financing costs to net financing charges. As of June 30, 2024, the remaining balance of this debt was €123 million ($132 million) and is classified as current portion of long-term debt on the consolidated statement of financial position.

Sources of Cash Flows

	Nine Months Ended June 30,
(in millions)	2024	2023
Cash provided by operating activities	$280	$373
Cash used by investing activities	(183)	(164)
Cash used by financing activities	(313)	(261)
Capital expenditures	(194)	(177)

Operating Cash Flows: The decrease in cash flows from operating activities is primarily due to lower profitability driven by lower production volumes for the first nine months of fiscal 2024, partially offset by favorable changes to working capital year-over-year.

Investing Cash Flows: The increase in cash used by investing activities is primarily attributable to higher capital expenditures as further explained below.

Financing Cash Flows: The increase in cash used by financing activities is attributable to $225 million common stock repurchases transacted during the first nine months of fiscal 2024, partially offset by the non-recurrence of prior year debt refinancing activities. Refer to Note 8, "Debt and Financing Arrangements," and Note 11, "Equity and Noncontrolling Interests," of the notes to the consolidated financial statements for additional information.

Capital expenditures: Higher capital expenditures during the first nine months of fiscal 2024 were due primarily to timing of program spend on product launches.

Working capital

(in millions)	June 30, 2024	September 30, 2023
Current assets	$3,999	$4,316
Current liabilities	3,686	3,738
Working capital	$313	$578

Working capital decreased by $250 million due to decreases in cash and inventories and an increase in restructuring reserve, partially offset by decreases in accrued compensation and benefits.

Restructuring Costs

During the first nine months of fiscal 2024, Adient committed to restructuring actions ("2024 Plan") resulting in charges of $152 million which included a charge of $14 million recorded during the three months ended June 30, 2024. Additional charges totaling $2 million related to prior year plans were also recorded during the three months ended June 30, 2024. The third quarter charges were mostly related to termination benefits in Europe and will result in future cash expenditures of a similar amount.
Adient plc | Form 10-Q | 41

The 2024 Plan is being implemented in response to structural changes occurring in the European automotive market and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with these specific plans will primarily occur in fiscal years 2025 and 2026 and are expected to be substantially complete by fiscal year 2027. Adient currently estimates that upon completion of the restructuring actions, the 2024 Plan will reduce annual operating costs by approximately $100 million, which is primarily the result of lower costs of sales and SG&A due to reduced employee-related costs, of which approximately 70% will result in net savings.

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

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of the Company’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal year 2023, Adient repurchased and immediately retired 1,756,777 of its ordinary shares at an average purchase price per share of $37.00. The aggregate amount of cash paid to repurchase shares during fiscal year 2023 was $65 million, all of which had been spent as of June 30, 2023. During the third quarter of fiscal 2024, Adient repurchased and immediately retired 2,633,704 of its ordinary shares at an average purchase price per share of $28.48. The aggregate amount of cash paid to repurchase shares during the third quarter of fiscal 2024 was $75 million. During the first nine months of fiscal 2024, Adient repurchased and immediately retired 7,098,052 of its ordinary shares at an average purchase price per share of $31.70. The aggregate amount of cash paid to repurchase shares during the nine months ended June 30, 2024 was $225 million. As of June 30, 2024, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $310 million.

Off-Balance Sheet Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of June 30, 2024, $133 million has been funded under these programs compared to $170 million as of September 30, 2023.

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

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2023, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended June 30, 2024.
Adient plc | Form 10-Q | 42

New Accounting Pronouncements

See Note 1, "Organization and Summary of Significant Accounting Policies," of the notes to consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2024, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, Adient's principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in SEC rules and forms. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, Adient continued to implement a new ERP system at certain of its 100% owned entities in China. The implementation of the ERP is planned to occur in phases over the coming years for all majority-owned entities in China. There were no other changes in internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, Adient's internal control over financial reporting.

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

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Repurchase of Equity Securities

Share repurchase activity during the three months ended June 30, 2024 was as follows:

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)(1)
April 1 to April 30, 2024	—	$—	—	$385
May 1 to May 31, 2024	1,733,826	28.84	1,733,826	335
June 1 to June 30, 2024	899,878	27.78	899,878	310
	2,633,704	$28.48	2,633,704	$310

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

During the third quarter of fiscal year 2024, none of Adient’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.
Adient plc | Form 10-Q | 45

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

Adient plc | Form 10-Q | 46

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Jerome J. Dorlack
Jerome J. Dorlack
President and Chief Executive Officer
Date:	August 6, 2024

By:	/s/ Mark A. Oswald
Mark A. Oswald
Executive Vice President and Chief Financial Officer
Date:	August 6, 2024

Adient plc | Form 10-Q | 47