Form 10-K
period 2024-09-30
Adient plc
filed 2024-11-18
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
or
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 31, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3.0 billion. At September 30, 2024, 84,866,763 ordinary shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement relating to its 2025 annual general meeting of shareholders to be held on March 11, 2025 (the "2025 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Adient plc | Form 10-K | 2

Adient plc
Form 10-K
For the Fiscal Year Ended September 30, 2024
Adient plc | Form 10-K | 3

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

Operational Efficiencies Adient intends to maintain high capacity utilization and increase its efficiency through continued use of standardized manufacturing processes, which represent a core competency. These standardized manufacturing processes allow Adient to deliver high quality levels and minimize waste. Adient achieves scale advantages through a global manufacturing footprint and an integrated supply chain. Adient also creates efficiencies and optimizes inventory, reduces freight and direct labor costs through its integrated modular assembly process. Adient fosters an environment of continuous improvement and identifies best business practices through the analysis of process and cost metrics, which are then shared globally throughout Adient's manufacturing network.

To ensure appropriate service levels, minimal inventory and optimal factory utilization, Adient employs a Sales & Operational Planning, or S&OP, process. A well-executed S&OP process provides two strategic advantages: focused customer service and on-time delivery which result in both customer retention and the opportunity for market share gain.

Investing in Technology Adient continues to invest in technology and innovation by utilizing automation in metals, foam, trim and complete seat operations as well as expanding the use of artificial intelligence (“AI”). AI technology is being pursued to reduce direct labor costs, improve accuracy and to ensure repeatable and reproducible results.

Adient plc | Form 10-K | 4

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

Leadership Position in China Adient is a leading supplier of "just-in-time" seating in China. It operates through its wholly owned entities and 6 joint ventures (nonconsolidated and consolidated) with 37 manufacturing locations in 22 cities, which are supported by additional technical centers. Adient's strong position with European and American automakers is complemented by partnerships with all major auto groups in China, which has resulted in Adient's broad market penetration relative to seating competitors and market leadership in the industry's largest market. Adient leverages its operating expertise and innovation capabilities developed worldwide to further support its growth in China.

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

Adient plc | Form 10-K | 5

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

Customers

Adient is a supplier to all of the global OEMs and has longstanding relationships with premier automotive manufacturers, including BMW, Mercedes-Benz Group, Ford Motor Company, General Motors Company, Honda Motor Company, Hyundai Motor Company, Jaguar Land Rover, Kia Corporation, Mazda Motor Corporation, Mitsubishi Motor Corporation, Nissan Motor Corporation, Renault Group, Stellantis N.V., Suzuki Motor Corporation, Toyota Motor Corporation, Volkswagen Group and Volvo Car Group. Adient also supplies most of the growing regional OEMs such as Beijing Automotive Group Co., Ltd., Changan Automobile (Group) Co., Ltd., FAW Group Corporation, Proton Holdings Berhad, Ashok Leyland, Tata Motors Limited and Zhejiang Geely Holding Group Co., Ltd. and newer auto manufacturers such as NIO, Xpeng Motors, BYD Company Ltd. and Xiaomi Motors. Additionally, Adient has 6 joint venture partnerships with key OEMs, including Guangzhou Automobile Group Co., Ltd., Beijing Automobile Group Co., Ltd. and FAW Group Corporation. Further details regarding Adient's customers is provided in Part II, Item 8 of this Form 10-K in Note 1, "Organization and Summary of Significant Accounting Policies," of the notes to consolidated financial statements.

Industry

The Automotive Seating industry provides OEMs with complete seats on a "just-in-time" or "in-sequence" basis. Seats are assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. The components for these complete seat assemblies such as seating foam, metal structures, fabrics, seat covers and seat mechanisms are shipped to Adient or competitor seating assembly plants. Adient is a global leader in complete seat assembly and one of the largest in all major seating components including seating foam, metal structures, seat covers and seat mechanisms.

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

Adient plc | Form 10-K | 6

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

Competition

Adient faces competition from other automotive suppliers and, with respect to certain products, from the automobile OEMs who produce or have the capability to produce certain products the business supplies. The automotive supply industry competes on the basis of technology, quality, reliability of supply and price. Design, engineering and product planning are also important factors. The competitive landscape for seating and components can be categorized into three segments: (1) traditional seating suppliers, (2) component specialists and (3) competitors who are partnered with an OEM through ownership or interlocking business relationships. Independent suppliers that represent the principal competitors of Adient include Lear Corporation, Toyota Boshoku Corporation, Forvia SE, Magna International Inc. and Yanfeng Automotive Systems Co., Ltd. Adient's deep vertical integration, global footprint and broad product offering make it well positioned to compete against the traditional global Tier-1 suppliers and component specialists.

Raw Materials

Raw materials used by Adient in connection with its operations include steel, aluminum, polyurethane chemicals, fabrics, leather, vinyl and polypropylene. Continuing into fiscal 2024, the automotive industry has experienced volatility in commodity prices. This price volatility may continue into the future as demand increases and/or supply is constrained. During fiscal 2025, commodity prices and availability could fluctuate throughout the year and significantly affect Adient's results of operations. Refer to the Sustainability heading in this Item 1, “Business” for information on sustainability actions Adient is taking with its products and related materials, and refer to Item 1A, “Risk Factors” of this Form 10-K for additional information on risks associated with the supply of Adient’s raw materials.

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

Adient plc | Form 10-K | 7

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

Sustainability

Adient recognizes robust, responsible and sustainable policies and practices are essential to the long-term success of its business and the well-being of its stakeholders, including investors, employees, suppliers, customers and communities. Adient prioritizes environmental stewardship by integrating sustainability principles into product development initiatives, manufacturing processes, procurement practices, corporate governance activities and other key business areas. The Board of Directors and senior managers ensures that Adient operates ethically and in accordance with applicable laws and regulations, and, as appropriate, they oversee and implement sustainability policies and strategies with input from a cross-functional team of subject matter experts across the organization. Adient regularly communicates its targets and actions related to sustainability to stakeholders through SEC filings, media releases, adient.com website, quarterly earnings reports and the annual corporate sustainability report.

Production Processes

Adient remains committed to improving sustainability in its global operations and utilizing standardized processes to reduce energy consumption, conserve water and generate less waste and emissions at facilities globally. Adient set a goal of reducing its scope 1 and 2 greenhouse gas emissions 75% by 2030 (with 2019 as the base year), and continues to make progress toward that goal. In 2023, Adient expanded its goal with a longer term target of achieving carbon neutrality at its manufacturing sites for scope 1 and 2 greenhouse gas emissions by 2040. Some fiscal year 2024 examples of how Adient is reducing emissions and improving sustainability in its operations include:

•Identifying and repairing air leaks in pneumatic plant assembly lines.
•Recovering waste heat from air compressors and using it to help warm buildings.
•Installing wireless communication modules to automatically shut down fans when not needed.
•Optimizing how foam mold temperature machines are connected in parallel to ensure only heating the necessary number of machines.
•Optimizing packaging and delivery routes to reduce waste and fuel usage.
•Replacing liquefied petroleum gas (“LPG”) and diesel forklifts with electric forklifts at the end of their life cycle.

Adient plc | Form 10-K | 8

In addition, Adient has set a goal to attribute 100% of the electricity consumed at its sites worldwide to renewable sources by 2035. Several of Adient’s sites already generate renewable electricity on-site via solar panel installations, and more than 60 Adient sites now consume electricity from a renewable source.

Products

Sustainability has been an inherent part of product development and innovation at Adient for more than three decades, and customers’ sustainability targets are closely tracked to ensure its efforts align with the needs and goals of its customers. More recently, vehicle electrification and a general move toward increasingly efficient transportation have emphasized the need for automotive seating products that are lighter, slimmer and made of more environmentally friendly materials than traditional seating products. To help meet this need, Adient has developed products such as the Soft Back Panel and Soft Side Valance components, which integrate up to 70% recycled polyethylene terephthalate (“PET”) while improving knee clearance and reducing the weight of each seat by as much as 2 kg. Adient has also developed an innovative, EV-ready concept seat - the Pure Essential - that combines a high degree of comfort with a sleek appearance while reducing cost, complexity, weight and the seat’s overall carbon footprint. The Pure Essential seat promotes product circularity by using just two primary eco-friendly material types: green steel for the seat structure and recyclable polyester for comfort features and trim covers. Through Adient’s ES3 (Evolution of Seating Systems Sustainability) approach to product design, Adient is continuously identifying and integrating materials and manufacturing methods that minimize environmental impact and promote a circular economy.

Adient also recognizes the importance of its supply chain’s environmental risks and impacts and is working with its suppliers to reduce scope 3 (value chain) emissions 35% by 2030 (with 2019 as the base year). In fiscal year 2024, Adient continued to expand the use of its proprietary Product Carbon Footprint Tool - data-based software that calculates the carbon footprint of a specific product based on its bill of materials - impacting designer, engineer and customer decisions and supporting its scope 3 emissions-reduction goal. As noted in Adient’s recently updated Deforestation Commitment and natural resources webpage, Adient is making progress on its commitments in procuring forest risk commodities from more sustainable sources to reduce the impact on deforestation and protect natural habitats globally.

People

Adient continues to work to protect the human rights and well-being of its employees, suppliers, customers and communities in which Adient operates globally and released an updated Human Rights Policy Statement in 2024. Adient updated its Ethics Policy in 2023 to address evolving laws and regulations, including those regarding sustainability, and in fiscal year 2024, 99% of Adient’s salaried workforce completed Adient’s annual Ethics Policy certification. Adient also established in 2024 a new global Center of Excellence (“COE”) centrally addressing global supplier compliance and risk management; this COE is dedicated to continuously improving Adient’s processes, procedures and systems for vetting and performing supplier due diligence. Additionally, Adient is proud to support women-, minority- and veteran-owned businesses by spending more than $1 billion with diverse suppliers every year.

Human Capital Resources

Adient's ability to sustain and grow its business requires it to hire, retain and develop a highly skilled and diverse workforce. Adient values character and integrity as much as qualifications and fosters an empowerment culture where employees have ownership in business outcomes. The highest levels of Adient’s management drive these practices with the alignment and support of all levels within the organization. The Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary, reporting directly to the Chief Executive Officer (“CEO”), oversees Adient’s global talent processes to attract, develop and retain the most valuable asset - its employees. Adient has more than 70,000 employees worldwide who represent a wide variety of backgrounds. Adient’s workforce composition (including employees at consolidated joint ventures), as of September 30, 2024, consists of approximately:

•46% work in the Americas, 41% work in EMEA and 13% work in Asia
•41% of the global workforce is female
•52% of employees in the U.S. have identified themselves as an ethnic minority

Adient ensures its people are engaged and working collaboratively to achieve company goals through positive employee relations activities that focus on supporting employees and their families. Adient also provides and encourages many forms of two-way communication such as town hall meetings, engagement surveys, open-door policies and an ethics Integrity Helpline so that employees can hear directly from Adient leadership and have the opportunity to ask questions, make suggestions, raise concerns, and provide input. Because the attraction, development and retention of the employee base is significant to its business strategy, executive management provides frequent updates on these metrics to the Board of Directors.
Adient plc | Form 10-K | 9

Health and Safety

Adient is committed to protecting the safety and well-being of colleagues, customers, suppliers and people using its premises by providing and maintaining a safe working environment that protects both physical and mental well-being. Adient requires protective equipment, enforces comprehensive safety policies and procedures, and encourages employees and leaders to look regularly for ways to improve workplace safety. Adient has implemented and maintains a health and safety management system that is certified to the ISO 45001 Occupational Health and Safety standard. Globally, 100% of Adient’s facilities are internally audited and compliant, and 100% are also third-party audited and certified. Adient employees work together across the globe, sharing best practice ideas, procedures, and information regarding accidents and injuries. At Adient, every new machine, operation, building or workstation change requires a safety risk assessment. When Adient’s employees come to work, they can know that where they work has undergone an extensive review of associated risks of injury or illness and that those risks are eliminated and/or minimized through robust controls. Adient provides regular updates on health and safety to its Board of Directors.

Diversity and Inclusion

Adient strives to build a culture of diversity and inclusion through purchasing, human resource practices and policies and strives to eliminate discrimination and harassment in all its forms, including but not limited to discrimination against women, minorities and other protected groups. Adient President and CEO Jerome Dorlack signed the "CEO Action for Diversity & Inclusion" pledge promulgated by the CEO Action for Diversity & Inclusion initiative, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace. In addition, Adient is a member of the Center for Automotive Diversity, Inclusion and Advancement (“CADIA”). In fiscal year 2024, Adient updated its Human Rights Policy Statement; this document — as well as Adient’s Commitment to Diversity, Equity and Inclusion document — emphasize Adient’s commitment to protecting the safety, well-being and human rights of its people while driving a diverse and inclusive work culture. Guided by its diversity and inclusion vision and mission, Adient developed global focus areas, including developing, engaging, and attracting diverse talent at all levels of the organization, including the leadership level, over the next three years, ensuring there is equity in people and pay practices, and continuing to develop and refine our people metrics. Adient provides updates to the Board of Directors on diversity initiatives and shares information on initiatives and metrics in its annual sustainability report.

Since success in this area requires listening to diverse voices, Adient established diversity and inclusion councils in each of its three business regions: 1) the Americas, which is inclusive of North America and South America; 2) Europe, the Middle East and Africa (“EMEA”) and 3) Asia Pacific/China (“Asia”). These councils drive strategic and tactical actions in the areas of talent acquisition and retention, communications and employee feedback, training and education, metrics and key performance indicators, and Adient’s diverse and employee-led business resource groups (“BRGs”). While the three councils primarily work within their regions, they also communicate and collaborate across regions to ensure alignment and progress toward enterprise-wide diversity and inclusion goals. Additionally, Adient has periodic global online training for all salaried employees focused on diversity and inclusion. In addition to frequent workshops and panel discussions, in fiscal year 2024 Adient launched a four-part manager training series facilitated by CADIA.

In 2024, Adient employees launched one new BRG in the Americas region, the Mission*Integrity*Leadership BRG, as well as one new affinity group, the Technology Professionals Society. These two groups join Adient’s five other Americas BRGs: Hispanic Origins • Latino Ancestry BRG, African Ancestry BRG, South Asian Community BRG, True Colors Network, and Women’s Resource Network. Adient continues to develop and refine its initiatives to achieve its diversity and inclusion vision of being a premier employer that champions an inclusive and equitable work culture enriched by diversity, where all employees are valued and respected.

Succession and Talent Development

Adient believes that attracting, developing, motivating and retaining employees is key to sustainable and profitable growth. Adient understands that, like customers, employees and potential employees have choices of where to work, and Adient must compete for the best talent. Adient supports employee development in multiple ways. Adient has a global performance management process through which employees provide a self-assessment and managers provide evaluation and feedback on performance. This process informs employee development goals.

Adient has a number of global and regional development programs, growing employees at multiple stages in their career. Through these programs, Adient is investing in the long-term success of employees, helping them develop skills and leadership acumen based on current needs and in anticipation of future needs. Adient makes a substantial investment in employee development through its partnership with the University of Michigan’s Ross School of Business. Through this partnership,
Adient plc | Form 10-K | 10

Adient offers two programs: Adient Accelerate, a leadership development program for director-level employees that is now in its fourth year, and Adient Leadership and Performance Skills (“ALPS”), a new program in fiscal year 2024. The ALPS program is targeted to providing mid-level managers the leadership skills and competency to address Adient’s current and future challenges.

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

Available Information

Adient's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). Adient is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by Adient with the SEC are available free of charge on Adient's website at www.adient.com when such reports are available on the SEC's website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, Adient's references to website URLs are intended to be inactive textual references only.

Information about Adient’s Executive Officers

The following table sets forth certain information with respect to Adient's executive officers as of the date of this filing:

Name	Age	Position(s) Held	Year Appointed to Present Position
Michel P. Berthelin	54	Executive Vice President, EMEA	2019
James Conklin	52	Executive Vice President, Americas	2022
Jerome J. Dorlack	44	President and Chief Executive Officer	2024
James J. Huang	63	Executive Vice President, APAC	2019
Stephanie S. Marianos	56	Executive Vice President, Global IT & Business Services and Sustainability	2024
Mark A. Oswald	58	Executive Vice President and Chief Financial Officer	2024
Gregory S. Smith	56	Senior Vice President and Chief Accounting Officer	2019
Heather M. Tiltmann	52	Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary	2021

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

James Conklin. Mr. Conklin is the Executive Vice President, Americas of Adient. Mr. Conklin served as Adient’s Vice President, Americas Operations from 2016 to 2022, as well as General Manager of Adient’s Seat Structures and Mechanisms business from 2018 to 2020. Prior to that, he had various roles of increasing responsibility with Johnson Controls, Inc.,
Adient plc | Form 10-K | 11

including Vice President of Operations and Executive Director, Continuous Improvement and Best Business Practices, as well as leadership positions within Advanced Manufacturing, Lean Manufacturing, Operations and Quality.

Jerome J. Dorlack. Mr. Dorlack is the President and Chief Executive Officer and a Director of Adient. Mr. Dorlack served as Executive Vice President and Chief Financial Officer of Adient from 2022 to 2023, Executive Vice President, Americas of Adient from 2019 to 2022 and Vice President and Chief Purchasing Officer of Adient from 2018 to 2019. He also served as Senior Vice President and President, Electrical Distribution System and President, South America of Aptiv plc from 2017 to 2018, and Vice President, Powertrain Systems and General Manager, Global Powertrain Products of Delphi Automotive plc from 2016 to 2017. Prior to that, Mr. Dorlack served as Executive Vice President – Global Procurement of ZF Friedrichshafen from 2015 to 2016, and Vice President, Global Purchasing, Supplier Development and Logistics of ZF Friedrichshafen from 2013 to 2015.

James J. Huang. Mr. Huang is the Executive Vice President, APAC of Adient. Mr. Huang served as Vice President, Complete Seat APAC of Adient from 2016 to 2018, and Vice President Complete Seat APAC of Johnson Controls, Inc. from 2014 to 2016. Prior to that, Mr. Huang held leadership positions in Asia Pacific in purchasing and sales before serving as General Manager of Shanghai Yanfeng Johnson Controls Seating Co., Ltd.

Stephanie S. Marianos. Ms. Marianos is the Executive Vice President, Global IT and Business Services and Sustainability of Adient. She previously served as Vice President, Sustainability from 2023 to 2024 and Vice President, Internal Audit from 2020 to 2023. Prior to that, Ms. Marianos spent 15 years at Visteon Corporation in a variety of finance roles including Vice President, Operations Finance and Vice President, Chief Accounting Officer.

Mark A. Oswald. Mr. Oswald is the Executive Vice President and Chief Financial Officer of Adient. Mr. Oswald served as Vice President, Treasurer, Investor Relations, and Corporate Communications of Adient from 2020 to 2024. He previously served as Vice President Investor Relations and Corporate Communication from 2018 to 2020 and Vice President Investor Relations from 2016 to 2018. Mr. Oswald held various investor relations and finance roles with General Motors, TRW Automotive and Ford Motor Company from 1994 to 2016.

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

Adient competes around the world in various geographic regions and product markets. Global economic conditions, including global demand for new vehicles, new vehicle affordability, supply chain disruptions, inflationary concerns and labor availability, affect Adient's business. As discussed in greater detail below, any future distress in the industries and/or markets where Adient competes could negatively affect Adient's revenues and financial performance in future periods, result in future restructuring charges, and adversely impact Adient's ability to grow or sustain its businesses.

The global automotive industry has recently experienced uncertainties due to changing macroeconomic conditions. Weakening consumer demand, impacted by new vehicle affordability and a high interest rate environment, among other factors, has resulted in lower automotive production volumes. The global adoption of electric vehicles by consumers has also slowed, creating disruptions in production scheduling. More specifically, the EMEA region is faced with overcapacity issues due to lower production volumes and resulting in pricing pressures. The EMEA region is also faced with intensifying competition from Chinese imports and lower exports to China as domestic brands expand in China. Adient strives to offset the impact of lower production volumes through improved operational performance, including commercial negotiations with Adient’s customers and vendors and through other operational improvements that Adient can influence, however there is no guarantee that Adient will be able to sufficiently offset the impact of lower production volumes or to avoid more significant restructuring actions. The global automotive industry has also experienced significant volatility in the past due to supply chain disruptions, inflationary pressures, labor shortages, geopolitical uncertainties, high interest rates and foreign currency fluctuations. Although Adient's seating products have not typically been dependent directly on the components causing the supply chain disruptions, Adient has been directly impacted by lower production levels at the OEMs as a direct result of these disruptions. These disruptions have moderated in fiscal 2024, but supply chains remain fragile and, in the past have led to unplanned downtime at Adient's production facilities, often with very little warning, which created operating inefficiencies and limited Adient's ability to adequately mitigate such inefficiencies. The automotive industry has also experienced a period of significant price volatility (generally resulting in an increase in commodities, energy costs, freight costs, labor costs and other input costs), as well as encountering an environment of unfavorable foreign currency exposures and rising interest rates. While some of these input cost increases have moderated in fiscal 2024, other exposures will likely continue into fiscal 2025 and perhaps further into the future. This environment of significant price volatility has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset. Adient also experienced constrained labor availability which has resulted in wage inflationary pressures, both internally and at key vendors. Adient continues to assess any impact labor shortages and wage inflation might have on Adient's ability to perform its obligations. Although Adient has developed and implemented strategies to mitigate the impact of supply chain disruptions along with the impact of higher input and other costs, these strategies, together with commercial negotiations with Adient's customers and suppliers, typically offset only a portion (less than 100%) of the adverse impact. Additionally, Adient's operating model requires long lead times between the design and development of products and the launch of production. This lead time requires Adient to secure vendor supply well in advance to minimize launch and production inefficiencies. During such lead times, price commitments are subject to change and could lead to an inability of Adient to fully recover all such price changes.

Adient plc | Form 10-K | 13

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

Adient's financial performance depends, in part, on conditions in the automotive industry. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. Automakers may experience a decline in the number of new vehicle sales, whether as a result of economic decline, supply chain disruptions and labor shortages, increasing consumer borrowing rates or for various other reasons. Automakers may also become less cost competitive due to rising input costs, such as labor or raw materials, and thereby experience a loss of demand for their products as consumers shift to lower cost options. As a result, Adient may experience reductions in orders from these customers, incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond its current restructuring plans, particularly if any of the automakers cannot adequately fund their operations or experience financial distress. Such adverse changes likely would have a negative impact on Adient's business, financial condition or results of operations. In addition, Adient relies in part on its customers’ forecasting of their expected needs, which forecasts can change rapidly and may not be accurate. Any inaccurate forecast data received by customers could also have an adverse impact on Adient’s results of operations.

As a result of macroeconomic factors impacting Adient and the automotive industry, a heightened risk of impairment exists for the EMEA reporting unit as the difference between its fair value and carrying value is less than 10% as of September 30, 2024. The decrease in EMEA’s fair value is driven by lower forecasted vehicle volumes from weakening consumer demand, slower consumer adoption of electric vehicles, overcapacity in the industry resulting in pricing pressure, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China. As a result of the heightened risk of impairment, Adient will continuously assess the changing macroeconomic conditions in EMEA including the outlook for consumer demand for vehicles and other factors impacting the region, along with the need for further restructuring actions, all of which impact Adient’s ability to achieve its projected long-term operating performance. Refer to Note 6, “Goodwill and Other Intangible Assets,” of the notes to the consolidated financial statements for additional information.
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
Adient plc | Form 10-K | 14

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

In addition, as a result of Adient's global presence, a significant portion of its revenues and expenses is denominated in currencies other than the U.S. Dollar. Adient is therefore subject to foreign currency risks and foreign exchange exposure. While Adient employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate Adient completely from those exposures. Exchange rates can be volatile and could adversely impact Adient's financial results and the comparability of results from period to period. Adient’s use of financial instruments to limit this risk is guided by strict policies and processes and the success of Adient’s hedging programs depends primarily on the performance of the business in comparison with Adient’s forecasted sales proceeds and costs. If the forecast and other related factors are incorrect, the transactions entered into may have an adverse impact on Adient’s financial results. No assurance can be given that judgment in this respect will be correct.

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

Maintaining a strong position in the Chinese market is a key component of Adient's strategy. Adient's business in China is conducted through both consolidated subsidiaries and nonconsolidated joint ventures. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market evolves and as Chinese OEMs penetrate other markets around the globe, often with lower-cost products, Adient anticipates that market participants will act aggressively to increase or maintain their market share. Increased competition may result in price reductions, reduced margins and Adient's inability to gain or hold market share. In addition to the risks imposed by U.S. economic trade policy discussed further below, Adient's business in China is sensitive to economic, political and market conditions that drive automotive sales volumes in China. If Adient is unable to maintain its position in the Chinese market, or if vehicle sales in China decrease or do not continue to increase, then Adient's business and financial results may be adversely affected. Also, if Chinese OEMs continue to expand into other markets and regions, Adient’s business and financial results may be adversely affected if Adient does not have the same level of content on Chinese OEM vehicles.

Adient plc | Form 10-K | 15

Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on Adient.

There is continued uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. Changes in U.S. administrative policy could lead to changes to existing trade agreements, greater restrictions on free trade generally, prohibitions or restrictions on the import of certain automobiles and components into the U.S. and significant increases in tariffs on goods imported into the U.S., particularly tariffs on products manufactured in Mexico and China, among other possible changes. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where Adient currently manufactures and sells products, and any resulting negative sentiments towards the U.S. as a result of such changes, likely would have an adverse effect on Adient's business, financial condition or results of operations.

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

Raw material, energy, commodity, freight and labor costs can be volatile. Although Adient has developed and implemented strategies to mitigate the impact of higher raw material, energy, commodity, freight and labor costs, these strategies, together with commercial negotiations with Adient's customers and suppliers, may only offset a portion of the adverse impact. Certain of these strategies also may limit Adient's opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities, transportation and product components fluctuates from time to time due to factors outside of Adient's control. Due to a variety of global factors, the automotive industry has experienced, and may continue to experience, supply chain disruptions from an insufficient availability of raw materials, components and labor. As a result of these disruptions, the automotive industry has seen volatility in the volume of automobile production, which has resulted in, and may continue to result in, decreased sales, without a corresponding decrease in labor costs, for Adient. In addition, the automotive industry has seen periods of price increases for commodities, primarily related to steel, and to a lesser extent petrochemicals, and energy costs in Europe. Adient has also experienced constrained labor availability which has resulted in wage inflationary pressures, both internally and at key vendors. Given the United Auto Workers’ (“UAW”) strategy of targeted strikes, Adient may see increased pressure for wage and benefit increases in the U.S. These increases may continue into the future as demand increases and as supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient. If the costs of raw materials, energy, commodities, freight costs, labor costs and product components increase or the availability thereof is restricted, it could adversely affect Adient's financial condition, operating results and cash flows.

Adient plc | Form 10-K | 16

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

Adient plc | Form 10-K | 17

Work stoppages, including those at Adient’s customers, and similar events could significantly disrupt Adient's business.

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage at one or more of Adient's manufacturing and assembly facilities could have adverse effects on the business. Similarly, if one or more of Adient's customers were to experience a work stoppage, such as what occurred during the UAW strike in the U.S. in late 2023, resulting in ongoing supply chain disruptions, or otherwise, that customer would likely halt or limit purchases of Adient's products, which could result in the shutdown of the related Adient manufacturing facilities and or other cost-reduction initiatives. In certain instances, Adient may be unable to adjust its staffing levels to correspond to a customer’s work stoppage such that Adient incurs increased labor costs along with a decrease in production. A significant disruption in the supply of a key component due to a work stoppage at one of Adient's suppliers or any other supplier could have the same consequences, and accordingly, have an adverse effect on Adient's financial results.

Adient may be unable to realize the expected benefits of its restructuring actions, which could adversely affect its profitability and operations.

In order to align Adient's resources with its strategies, operate more efficiently and control costs and to realign its businesses, with customer and market needs and operating conditions, Adient has periodically announced, and in the future may continue to announce, restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. In each of the last six fiscal years, Adient announced restructurings related to cost reduction initiatives, which included workforce reductions, plant closures and asset impairments. Adient may undertake additional restructuring actions, including plant closures and workforce reductions in the future, particularly in EMEA where Adient is closely monitoring macroeconomic conditions and customer production plans. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned (if at all), and Adient's operations and business may be disrupted, which likely would adversely affect Adient's financial condition, operating results and cash flow. Furthermore, to the extent such initiatives involve workforce changes, such changes may temporarily reduce workforce productivity, which could be disruptive to Adient’s business and adversely affect results of operations.

A failure of Adient's information technology (“IT”) and data security infrastructure or the unsuccessful adoption of new technology such as artificial intelligence could adversely impact Adient's business, operations and reputation.

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

Adient and certain of its third-party vendors receive and store personal information in connection with Adient's human resources operations and other aspects of Adient's business. Despite Adient's implementation of security measures, Adient's IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber attack, ransomware attack, and other similar disruptions. Any system failure, accident or cyber security breach or incident could result in disruptions to Adient's operations. A material network breach in the security of Adient's IT systems could lead to the theft of Adient's intellectual property, trade secrets, customer information, human resources information or other confidential information. To the extent that any disruptions or security breach results in a loss or damage to Adient's data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to Adient's reputation, affect Adient's relationships with its customers and vendors, lead to claims against Adient and ultimately harm its business. In addition, Adient may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Adient is increasingly incorporating automation and artificial intelligence capabilities into the development of technologies and business operations, and into products and services. Artificial intelligence technology is complex and rapidly evolving, and may subject Adient to significant competitive, legal, regulatory, operational and other risks. The implementation of artificial intelligence can be costly and there is no guarantee that Adient’s use of artificial intelligence will enhance its technologies,
Adient plc | Form 10-K | 18

benefit its business operations, or produce products and services that are preferred by its customers. Adient’s competitors may be more successful in their artificial intelligence strategy and develop superior products and services with the aid of artificial intelligence technology. Additionally, artificial intelligence algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. This may give rise to legal liability, reputational damage, and materially harm Adient’s business. The use of artificial intelligence in the development of Adient’s products and services could also cause loss of intellectual property, as well as subject it to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. Additionally, market adoption of artificial intelligence technology could be impaired by ethical and other issues inherent in the technology, which could impair demand for Adient’s products and services. Furthermore, the U.S. and other countries may adopt laws and regulations related to artificial intelligence. Such laws and regulations could cause Adient to incur greater compliance costs and limit the use of artificial intelligence in the development of its products and services. Any failure or perceived failure by Adient to comply with such regulatory requirements could subject Adient to legal liabilities, reputational damage, or otherwise have a material and adverse impact on Adient’s business.

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
Adient plc | Form 10-K | 19

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

Global climate change and related emphasis on sustainability matters by various stakeholders could negatively affect Adient's business.

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

Furthermore, customer, investor, regulatory and employee expectations in areas such as sustainability have been rapidly evolving and increasing. Specifically, regulatory bodies around the globe continue to develop sustainability reporting requirements, many of which will be subject to independent audits. Emerging European legislation is requiring detailed emissions data reporting for imported carbon intensive commodities, subject to financial payment mechanisms after a transition period. Further European legislation is requiring extensive value chain diligence for forest related commodities to ensure goods do not result from recent deforestation, forest degradation or breaches of local law. Also, certain customers are beginning to require that Adient provide information on its plans and goals relating to certain climate-related matters such as carbon and greenhouse gas emissions and renewable energy. Product design activities for lower carbon emission products must keep pace with customer carbon emission reduction and pricing expectations. The enhanced stakeholder focus on sustainability issues relating to Adient requires the continuous monitoring of various and evolving standards and the associated reporting requirements. A failure to adequately meet regulatory requirements and stakeholder expectations or achieve its sustainability-related goals may result in the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.

As of the date of this filing, Adient has made several public commitments regarding the intended reduction of carbon emissions, including commitments to science-based targets to reduce carbon emissions from its operations and the operations of its customers. Although Adient intends to meet these commitments, it may be required to expend significant resources to do so, which could increase its operational costs. Further, there can be no assurance that any of Adient’s commitments will be achieved, or that any future investments it makes to achieve such targets and goals will meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. Moreover, Adient may determine that it is in the best interest of Adient and its shareholders to prioritize other business, social, governance or sustainable investments over the achievement of Adient’s current commitments based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If Adient is unable to meet these commitments, then it could incur adverse publicity and reactions from investors, activist groups and other stakeholders, which could adversely impact the perception of Adient and its products and services by current and potential customers, as well as investors, which could in turn adversely impact its results of operations.

Adient plc | Form 10-K | 20

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

Unfavorable changes in the ratings that rating agencies assign to Adient's debt may ultimately negatively impact Adient's access to the debt capital markets and increase the costs Adient incurs to borrow funds. Future tightening in the credit markets and a reduced level of liquidity in many financial markets due to turmoil in the financial and banking industries could adversely affect Adient's access to the debt capital markets or the price Adient pays to issue debt. A downgrade in Adient's ratings or volatility in the financial markets causing limitations to the debt capital markets could have an adverse effect on Adient's business or Adient's ability to meet its liquidity needs. There can be no assurance that Adient would be able to obtain additional financing or refinancing and failure to obtain such additional financing or refinancing could have a material adverse impact on Adient’s operations. Adient may incur or assume significantly more debt in the future. If Adient incurs more debt in the future and does not retire existing debt, the risks described above could increase.

Adient's debt obligations could adversely affect Adient's business, profitability and the ability to meet its obligations.

As of September 30, 2024, Adient's total consolidated indebtedness approximated $2.4 billion. This significant amount of debt could potentially have adverse consequences to Adient and its debt and equity investors, including:

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

Adient's business success depends on attracting and retaining qualified personnel and the attempt to operate under a hybrid working environment may not be successful.

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

Adient plc | Form 10-K | 21

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

Adverse developments affecting, or the financial distress of, one or more of Adient's suppliers or other third-party counterparties could adversely affect Adient's financial performance.

Adient obtains components and other products and services from numerous automotive suppliers and other vendors throughout the world. In addition, Adient is party to various arrangements with third parties who owe Adient money or goods and services, or who purchase goods and services from Adient. Adient is responsible for managing its supply chain, including suppliers that may be the sole sources of products that Adient requires, which Adient's customers direct Adient to use or which have unique capabilities that would make it difficult and/or expensive to re-source. In addition, with fewer sources of supply for certain components, each supplier may perceive that it has greater leverage and, therefore, some ability to seek higher prices at a time that Adient faces substantial pressure from OEMs to reduce the prices of Adient’s products. This could adversely affect customer relations and business. In certain instances entire industries may experience short-term capacity constraints. Additionally, Adient's production capacity, and that of Adient's customers and suppliers, may be adversely affected by natural disasters. Any such significant disruption could adversely affect Adient's financial performance. Unfavorable economic or industry conditions could also result in financial distress within Adient's supply chain or among other third-party counterparties, thereby increasing the risk of supply disruption or lost orders. Although market conditions generally have improved in recent years, uncertainty remains and another economic downturn or other unfavorable industry conditions in one or more of the regions in which Adient operates could cause a supply disruption or loss of customer orders and thereby adversely affect Adient's financial condition, operating results and cash flows.

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

While Adient supplies parts for a wide variety of vehicles produced globally, Adient does not supply parts for all vehicles produced, nor is the number or value of parts evenly distributed among the vehicles for which Adient does supply parts. Shifts in market shares among vehicles or vehicle segments, including as a result of the autonomous vehicle market, particularly shifts away from vehicles on which Adient has significant content and shifts away from vehicle segments in which Adient's sales may be more heavily concentrated, could have an adverse effect on Adient's profitability. Similarly, certain vehicles or vehicle segments Adient supplies may be disproportionately impacted by overall industry disruptions such that Adient’s sales may be adversely effected relative to the industry in general or Adient’s competitors, which could have a negative effect on Adient’s business. Increases in energy costs or other factors (e.g., climate change concerns) may also shift consumer demand away from motor vehicles that typically have higher interior content that Adient supplies, such as light trucks, crossover vehicles, minivans and sports utility vehicles, to smaller vehicles having less interior content. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which Adient is a significant supplier could reduce Adient's sales and harm Adient's profitability, thereby adversely affecting Adient's results of operations.

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
Adient plc | Form 10-K | 22

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

Irish law provides that a Board of Directors may allot shares (or rights to subscribe for or convertible into shares) only with the prior authorization of shareholders. At Adient’s most recent Annual General Meeting, Adient's shareholders renewed this authorization for a period of 18 months (unless previously renewed, varied or revoked). This authorization will need to be further renewed by ordinary resolution, being a resolution passed by a simple majority of votes cast, prior to expiration. Adient anticipates seeking another authorization at the next Annual General Meeting and annually thereafter. Should this authorization not be approved, the ability to issue equity could be limited which could adversely affect Adient’s securities holders.

Irish law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for shareholders to vote to exclude preemptive rights in a general meeting. At the most recent Annual General Meeting, Adient's shareholders renewed this authorization for a period of 18 months (unless previously renewed, varied or revoked). This authorization will need to be renewed by special resolution, being a resolution passed by not less than 75% of votes cast, upon expiration. Adient anticipates seeking another authorization at the next Annual General Meeting and annually thereafter. Should this authorization not be approved, the ability to issue equity could be limited which could adversely affect Adient’s securities holders.

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
Adient plc | Form 10-K | 23

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

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. The corporate tax provisions include (a) the creation of a 15% corporate minimum tax, effective for Adient’s fiscal year 2024, and (b) a nondeductible 1% excise tax on share buy-backs of covered corporations, effective for stock repurchases that occur after December 31, 2022. Based upon current IRS guidance and Adient income levels, Adient is not subject to either provision. However, Adient will continue to monitor and reassess the impact, if any, as the IRS and U.S. Treasury issue additional guidance on the IRA provisions. Given the current political environment, it is uncertain whether additional U.S. corporate tax reform could be expected. There are a number of corporate income tax topics that were not addressed in the IRA that could be raised in the future, for example: increasing the U.S. corporate tax rate, increasing the rate of tax on certain earnings of foreign subsidiaries (the corporate minimum tax), modifying the base erosion and anti-abuse tax rules to target outbound payments to low-taxed jurisdictions, and further limiting interest expense deductibility. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, Adient’s effective tax rate could be negatively impacted.

In 2021, the OECD released a framework for the fundamental reform of international tax rules. The framework provides for two primary “Pillars”; however, only Pillar Two, which provides for a global minimum corporate tax rate of 15% in each jurisdiction in which the group operates, is expected to be applicable to Adient (Pillar One is not expected to be applicable as Adient does not currently meet the turnover threshold – EUR 20 billion). In December 2022, Pillar Two was adopted by the Council of the European Union for implementation by European Union member states by December 31, 2023, with effect for tax years beginning in calendar year 2024 (Adient’s 2025 fiscal year) and Ireland has enacted national legislation to implement Pillar Two. Similar directives under Pillar Two are already adopted or expected to be adopted by taxing authorities in other countries where Adient does business, with widespread implementation of the global minimum tax in calendar years 2024 and 2025. The OECD, and its member countries, continue to release new guidance on these rules and Adient is continuously evaluating the impact to its financial position. Currently, the global enactment of Pillar Two is not expected to materially impact Adient’s effective tax rate or cash flows. However, Adient will continue to monitor and evaluate new legislation and guidance, which could change the current assessment.

Adient plc | Form 10-K | 24

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

Under current law, Adient is expected to be treated as a foreign corporation for U.S. federal tax purposes and Section 7874 is not otherwise expected to apply to Adient or its affiliates as a result of the separation from Johnson Controls International plc (the “Former Parent”) in 2016. However, changes to the rules contained in Section 7874 and the Treasury Regulations promulgated thereunder, or other changes in law, could adversely affect Adient's and/or its affiliates' status as foreign corporations for U.S. federal tax purposes, the ability of Adient's U.S. affiliates to use certain attributes or deductions, the Adient group's effective tax rate and/or future tax planning for the Adient group, and any such changes could have prospective or retroactive application to Adient, its shareholders and affiliates, and/or the separation and distribution from the Former Parent.

Prior legislative and other proposals have aimed to expand the scope of U.S. corporate tax residence. Under such proposals, Adient and/or its affiliates could be treated as U.S. corporations if the management and control of Adient or such affiliates were determined to be located primarily in the U.S. In addition, prior legislative and other proposals have aimed to expand the scope of Section 7874, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. Such proposals, if made retroactively effective to transactions completed during the period in which the separation from the Former Parent occurred, could cause Adient and/or its affiliates to be treated as U.S. corporations for U.S federal tax purposes. If enacted, such proposals could cause the Adient group to be subject to substantially greater U.S. tax liability than currently contemplated.

Transfers of Adient ordinary shares, other than by means of the transfer of book-entry interests in the Depository Trust Company, may be subject to Irish stamp duty.

It is expected that, for the majority of transfers of Adient ordinary shares, there will not be any Irish stamp duty. Transfers of Adient ordinary shares effected by means of the transfer of book-entry interests in the Depository Trust Company (“DTC”) are not subject to Irish stamp duty. But if Adient ordinary shares are held directly rather than beneficially through DTC, any transfer of Adient ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). A shareholder who directly holds Adient ordinary shares may transfer those shares into his or her own broker account to be held through DTC (or vice versa) without giving rise to Irish stamp duty provided that there is no change in the beneficial ownership of the shares as a result of the transfer and the transfer is not in contemplation of a sale of the shares by a beneficial owner to a third-party.

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
Adient plc | Form 10-K | 25

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Adient recognizes the critical importance of cybersecurity risk management, strategy, and governance. Adient's focus is protecting its valuable assets and data, ensuring business continuity, and maintaining trust with customers and stakeholders. Adient’s cybersecurity risk strategy involves assessing and prioritizing potential threats, implementing robust security controls, maintaining an incident response plan and building plans to restore business capabilities and services, allowing prompt return to normal operations. Continuous monitoring and regular updates are essential to detect and respond to threats in real-time. While providing users with clear guidelines and regular updates, ensuring leadership is informed about potential risks and mitigation strategies, the Adient IT leadership team keeps executives updated on the overall cybersecurity posture and any significant incidents, while maintaining transparency with customers and shareholders.

Risk Assessment

Adient’s IT compliance team conducts regular risk assessments and related testing for software applications, networks and other asset vulnerabilities, including cybersecurity. Adient’s internal audit function performs an independent risk assessment, including cyber risks, to determine its annual audit plan. The IT management team also conducts cyber maturity self-assessments at least every two years, whereby risk owners are responsible to further assess and remediate, as applicable. Assessment risks are gauged on their potential impact and likelihood. Adient documents and monitors the efficacy of its strategic interventions designed to minimize these risks, ensuring robust and proactive risk management. Separately, Adient applies a risk-based approach for suppliers, by conducting risk reviews, directing surveys, and requiring adherence to its Global Supplier Standards Manual. Adient’s third-party risk assessment process is intended to equip leadership with an objective analysis of security risk for more informed decision making and enhanced organizational resilience.

Adient plc | Form 10-K | 26

Risk Identification

Potential malicious threats are identified through both internal and external resources and tools including, but not limited to, software information and event management software (“SIEM”), endpoint detection (“EDR”), threat intelligence services, network monitoring, and cloud monitoring. In addition, cybersecurity risks identified through external audits, customer audits, third-party monitoring services and industry benchmarking are reviewed for likelihood and impact and addressed accordingly.

Adient’s cybersecurity strategy is enhanced by the integration of specialized third-party services. These providers offer critical support in pinpointing, evaluating, and managing cybersecurity risks. Adient’s suite of external resources includes threat intelligence, risk reduction, surveillance of the dark web, external assessments, scoring services, monitoring of threats and reputation, forensic analysis, cyber insurance, consultative expertise, and legal advice.

For the year ended September 30, 2024, Adient did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect Adient’s business strategy, results of operations, or financial condition. For further information about the risks associated with cybersecurity incidents, refer to the cybersecurity risk factor in Item 1A, “Risk Factors” in this Form 10-K.

Risk Management

Adient’s management strategy includes evaluating and deploying tools and technologies for cyber protection and detection, addressing risks according to likelihood and magnitude, performing cybersecurity related tabletops, phishing exercises, engineering and architectural reviews, and penetration tests to simulate incidents, as well as conducting ongoing awareness trainings.

In an ever-evolving cybersecurity landscape, Adient has established a dynamic and comprehensive security posture. Adient implements a variety of technical, physical, and organizational measures to mitigate the risks associated with cyber threats. Adient’s strategy encompasses an incident response policy with scenario-based playbooks, a detection and response program, and a vulnerability management program. Additionally, Adient maintains disaster recovery and business continuity plans, and conducts regular risk assessments. Systems monitoring and employee awareness training further fortify Adient’s defenses. To underscore Adient’s commitment to information security, Adient has secured Trusted Information Security Assessment Exchange (“TISAX”) certification at multiple international locations, ensuring Adient meets industry recognized benchmarks for protecting data.

Adient employs advanced detection tools to continuously track cybersecurity threats and incidents. Upon identifying potential risks, Adient swiftly implements mitigation and remediation measures. Subsequently, pertinent threats are reported by Adient’s information security leadership team.

Adient follows its cybersecurity incident response policy which outlines roles, identifies incident categories, severity levels, response activities and communication protocols that leverages the National Institute of Standards and Technology (“NIST”) Framework.

Board Oversight

Adient’s Board of Directors has delegated cybersecurity risk oversight to the Audit Committee. The Chief Information Officer and information security leadership regularly update the Audit Committee regarding cybersecurity programs, risks and significant incidents. The Board of Directors receives a summary of cybersecurity matters in connection with regular reports from the Audit Committee. Cybersecurity risks are also considered by the Audit Committee and the full Board of Directors as part of the annual enterprise risk management process and the annual internal audit plan, which is reviewed and approved by the Audit Committee.

Management Expertise

Adient’s global information operations security leader has over 30 years of experience in IT with a focus on cybersecurity for the past 25 years, reporting into Adient’s Chief Information Officer, who has over 25 years of IT related experience and who further reports into Adient’s Executive Vice President of Global IT & Business Services and Sustainability as well as the senior executive team and the Audit Committee and the Board, as necessary.

Adient plc | Form 10-K | 27

Item 2. Properties
The following table sets forth Adient's principal owned and leased facilities as of September 30, 2024.

	Number of Locations
	Operations			Administrative
	Owned	Leased	Total	Owned	Leased	Total
United States	20	10	30	2	1	3
Mexico	8	10	18	—	1	1
Germany	3	9	12	2	6	8
Thailand	3	11	14	—	—	—
China	5	25	30	—	3	3
Czech Republic	3	4	7	—	1	1
Japan	5	3	8	1	1	2
Other EMEA	25	28	53	—	9	9
Other Asia	6	20	26	—	4	4
Other Americas	7	2	9	—	—	—
	85	122	207	5	26	31
Adient considers its facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Part II, Item 8 of this Annual Report on Form 10-K in Note 8, "Leases," of the notes to consolidated financial statements for information regarding lease commitments.

Item 3. Legal Proceedings

Adient is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, product safety, environmental, safety and health, intellectual property, employment, commercial, contractual and various other matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to Adient, it is management's opinion that none of these will have a material adverse effect on Adient's financial position, results of operations or cash flows. Adient accrues for potential liabilities in a manner consistent with accounting principles generally accepted in the U.S., that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable.

Item 4. Mine Safety Disclosures

Not applicable.

Adient plc | Form 10-K | 28

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market
Adient's ordinary shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “ADNT.”
Holders
As of September 30, 2024, there were 22,289 shareholders of record.
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
Recent Sales of Unregistered Equity Securities
None.
Repurchases of Equity Securities
In November 2022, Adient’s Board of Directors authorized the repurchase of Adient’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal 2023, Adient repurchased $65 million of its ordinary shares at an average price of $37.00 a share under the program. During fiscal 2024, Adient repurchased $275 million of its ordinary shares at an average price of $29.18 a share under the program. As of September 30, 2024, Adient has a remaining repurchase authorization of $260 million.

Share repurchase activity during the three months ended September 30, 2024 was as follows:

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)(1)
July 1 to July 31, 2024	—	$—	—	$310
August 1 to August 31, 2024	2,326,616	21.49	2,326,616	260
September 1 to September 30, 2024	—	—	—	260
	2,326,616	$21.49	2,326,616	$260

Stock Performance Graph
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange
Adient plc | Form 10-K | 29

Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent Adient specifically incorporates it by reference into such a filing.
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for Adient’s ordinary shares, the Standard & Poor’s 500 Index, the Dow Jones US Auto Parts Index and a peer group for September 30, 2019 through September 30, 2024. The graph assumes the value of the investment in Adient's ordinary shares and each index was $100 on September 30, 2019, and that all dividends were reinvested. Historic stock price performance is not necessarily indicative of future stock price performance. Adient selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. The peer group referenced in the graph below consists of Autoliv, Inc., BorgWarner, Inc., Cooper-Standard Holding, Inc., Forvia SE, The Goodyear Tire & Rubber Company, Huayu Automotive Systems Co. Ltd., Lear Corporation, Magna International Inc., and Toyota Boshoku Corporation.

Comparison of 5 Year Cumulative Total Return*
Among Adient plc, the S&P 500 index, the Dow Jones US Auto Parts Index, and a Peer Group

250
200
150
100
50
Sep 2019
Sep 2020
Sep 2021
Sep 2022
Sep 2023
Sep 2024
Adient plc
S&P 500
Dow Jones US Auto Parts
Peer Group

*$100 invested on 9/30/19 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2024 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2024 Russell Investment Group. All rights reserved.

	Sep/2019	Sep/2020	Sep/2021	Sep/2022	Sep/2023	Sep/2024
Adient plc	$100	$75	$181	$121	$160	$98
S&P 500	$100	$115	$150	$127	$154	$210
Dow Jones US Auto Parts	$100	$101	$140	$99	$119	$99
Peer Group	$100	$101	$131	$113	$170	$127

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Presentation of Information

Adient plc | Form 10-K | 30

Unless the context requires otherwise, references to "Adient plc" or "Adient" refer to Adient plc and its consolidated subsidiaries. The information presented herein are based on management’s perspective of Adient’s results of operations.

Forward-Looking Statements

Adient has made statements in this section and other parts of this Annual Report on Form 10-K that are management’s perspective of forward-looking information and, therefore, are subject to risks and uncertainties. All statements in this Form 10-K other than statements of historical fact are statements that are, or could be, deemed "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. In this Form 10-K, statements regarding Adient's future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as "future," "may," "will," "would," "could," "can," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "predict," "project" or "plan" or terms of similar meaning are also generally intended to identify forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to the effects of local and national economic, credit and capital market conditions (including the persistence of high interest rates, vehicle affordability and volatile currency exchange rates) on the global economy, automotive vehicle production levels, mix and schedules, as well as the concentration of exposure to certain automotive manufacturers, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, risks associated with Adient’s joint ventures, volatile energy markets, Adient’s ability and timing of customer recoveries for increased input costs, the availability of raw materials and component products (including components required by Adient’s customers for the manufacture of vehicles), geopolitical uncertainties such as the Ukraine and Middle East conflicts and the impact on the regional and global economies and additional pressure on supply chain and vehicle production, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, the ability of Adient to effectively launch new business at forecast and profitable levels, work stoppages, including due to strikes, supply chain disruptions and similar events, wage inflationary pressures due to labor shortages and new labor negotiations, the ability of Adient to execute its restructuring plans and achieve the desired benefit, the ability of Adient to meet debt service requirements and, terms of future financing, the impact of global tax reform legislation, global climate change and related emphasis on sustainability matters by various stakeholders, and the ability of Adient to achieve its sustainability-related goals, cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Factors that might cause differences include, but are not limited to, those discussed in Part 1, Item 1A of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. The forward-looking statements included in this Form 10-K are made only as of the date of this report, unless otherwise specified, and, except as required by law, Adient assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this Form 10-K.

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
Adient plc | Form 10-K | 31

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

Factors Affecting Adient’s Operating Environment

Adient, along with the automotive industry, continues to experience lower than expected vehicle production due to softening consumer demand, uncertainties surrounding the global adoption of electric vehicles and delayed vehicle launches in Americas along with persistent operational and market-driven headwinds in EMEA. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

As a result of macroeconomic factors impacting Adient and the automotive industry, a heightened risk of impairment exists for the EMEA reporting unit as the difference between its fair value and carrying value is less than 10% as of September 30, 2024. The decrease in EMEA’s fair value is driven by lower forecasted vehicle volumes from weakening consumer demand, slower consumer adoption of electric vehicles, overcapacity in the industry resulting in pricing pressure, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China. As a result of the heightened risk of impairment, Adient will continuously assess the changing macroeconomic conditions in EMEA including the outlook for consumer demand for vehicles and other factors impacting the region, along with the need for further restructuring actions, all of which impact Adient’s ability to achieve its projected long-term operating performance. Refer to Note 6, “Goodwill and Other Intangible Assets,” of the notes to the consolidated financial statements for additional information.
Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During fiscal 2024, global light vehicle production increased 1.5%, driven by improved production volumes predominately in China. The current operating environment varies by region, being impacted by weakening consumer demand due to new vehicle affordability and high interest rates along with slower electric vehicle adoption rates.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
(units in millions)	2024	Change	2023	Change	2022
Global	89.4	1.5%	88.1	8.0%	81.6
North America	15.6	0.6%	15.5	9.9%	14.1
South America	2.8	-6.7%	3.0	7.1%	2.8
Europe	16.2	-2.4%	16.6	15.3%	14.4
Other EMEA	1.3	18.2%	1.1	-8.3%	1.2
China	29.5	7.7%	27.4	2.6%	26.7
Asia, excluding China	24.0	-2.0%	24.5	9.4%	22.4

Source: S&P Global, October 2024

Financial Results Summary

Significant aspects of Adient's financial results for fiscal 2024 include the following:

•Adient recorded net sales of $14,688 million for fiscal 2024, representing a decrease of $707 million when compared to fiscal 2023. The decrease in net sales is attributable to Adient's lower overall production volumes in all regions, the unfavorable impact of foreign currencies, and unfavorable material economics recoveries, partially offset by favorable net pricing adjustments.

•Gross profit was $928 million, or 6.3% of net sales for fiscal 2024 compared to $1,033 million, or 6.7% of net sales for fiscal 2023. Profitability, including gross profit as a percentage of net sales, was lower due to lower production volumes in all regions, the unfavorable impact of foreign currencies, unfavorable operating performance in EMEA, unfavorable
Adient plc | Form 10-K | 32

material economics, net of recoveries and non-recurring net benefits largely associated with insurance recoveries in fiscal 2023, partially offset by favorable operating performance in Americas and Asia.

•Equity income was $90 million for fiscal 2024, which compares to equity income of $84 million for fiscal 2023. The increase is primarily attributable to favorable operating performance at partially-owned affiliates, partially offset by the impact of the KEIPER supply agreement modifications executed in fiscal 2023 and the unfavorable impact of foreign currencies.

•Net income attributable to Adient was $18 million for fiscal 2024, compared to an income of $205 million for fiscal 2023. The lower net income in fiscal 2024 is primarily attributable to lower overall production volumes, higher restructuring and impairment costs, unfavorable material economics, net of recoveries, higher income tax expense, the unfavorable impact of foreign currencies and prior year non-recurring net benefits largely associated with insurance recoveries, partially offset by favorable net operating performance, lower Selling, general and administrative expenses (“SG&A”) mainly driven by lower incentive compensation expense and lower net engineering and other administrative spending, higher equity income and lower income attributable to noncontrolling interests.

Consolidated Results of Operations

	Year Ended September 30,
(in millions)	2024	Change	2023	Change	2022
Net sales	$14,688	(5)%	$15,395	9%	$14,121
Cost of sales	13,760	(4)%	14,362	8%	13,314
Gross profit	928	(10)%	1,033	28%	807
Selling, general and administrative expenses	507	(8)%	554	(7)%	598
Restructuring and impairment costs	168	>100%	40	60%	25
Equity income	90	7%	84	12%	75
Earnings before interest and income taxes	343	(34)%	523	>100%	259
Net financing charges	189	(3)%	195	(9)%	215
Other pension expense (income)	21	(36)%	33	>100%	(10)
Income before income taxes	133	(55)%	295	>100%	54
Income tax provision	32	>100%	—	>(100)%	94
Net income (loss)	101	(66)%	295	>100%	(40)
Income attributable to noncontrolling interests	83	(8)%	90	13%	80
Net income (loss) attributable to Adient	$18	(91)%	$205	>100%	$(120)

Net Sales

	Year Ended September 30,
(in millions)	2024	Change	2023	Change	2022
Net sales	$14,688	(5)%	$15,395	9%	$14,121

Net sales decreased by $707 million, or 5%, during fiscal 2024 as compared to fiscal 2023 due to lower overall production volumes in all regions that are resulting from softening consumer demand and weaker product mix in EMEA along with slower than expected product launches and production disruptions at certain customers in the Americas including the impact of the United Auto Workers ("UAW") strike during the first fiscal quarter ($697 million), unfavorable material economics recoveries ($93 million) and the unfavorable impact of foreign currencies ($16 million), partially offset by net favorable pricing adjustments ($99 million).

Adient plc | Form 10-K | 33

Net sales increased by $1,274 million, or 9%, in fiscal 2023 as compared to fiscal 2022 due to higher overall production volumes in all operating segments ($1,558 million) and net favorable pricing adjustments ($141 million), partially offset by the unfavorable impact of foreign currencies ($301 million) and unfavorable material economics recoveries ($124 million).

Refer to the segment analysis below for a discussion of segment net sales.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2024	Change	2023	Change	2022
Cost of sales	$13,760	(4)%	$14,362	8%	$13,314
Gross profit	928	(10)%	1,033	28%	807
% of sales	6.3%		6.7%		5.7%

Cost of sales decreased by $602 million, or 4%, and gross profit decreased by $105 million, or 10%, during fiscal 2024 as compared to fiscal 2023. The year over year decrease in cost of sales was primarily due to lower production volumes ($522 million), favorable material economics ($79 million), favorable operating performance driven by lower freight costs ($25 million), favorable supplier pricing adjustments ($20 million), the favorable impact of the KEIPER supply agreement modifications ($8 million) and lower depreciation expense ($2 million), partially offset by non-recurring net benefits largely associated with insurance recoveries in fiscal 2023 ($29 million), the unfavorable impact of foreign currencies ($18 million), and higher restructuring related charges ($5 million). Gross profit for fiscal 2024 was unfavorably impacted by lower production volumes, non-recurring net benefits largely associated with insurance recoveries in fiscal 2023, unfavorable material economics, net of recoveries and the unfavorable impact of foreign currencies, partially offset by favorable operating performance.

Cost of sales increased by $1,048 million, or 8%, and gross profit increased by $226 million in fiscal 2023 as compared to fiscal 2022. The year-over-year increase in cost of sales was due to higher production volumes ($1,312 million), increased utilities and labor costs along with operating inefficiencies associated with supply chain issues ($104 million), and the impact of fiscal 2022 gains associated with retrospective recoveries of Brazil indirect tax credits ($29 million), partially offset by the favorable impact of foreign currencies ($282 million), favorable supplier pricing ($69 million), non-recurring fiscal 2023 net benefits largely associated with insurance recoveries ($29 million), the favorable impact of the KEIPER supply agreement modifications ($11 million), and lower depreciation expense ($6 million). Gross profit was favorably impacted by higher overall production volumes, net favorable pricing adjustments, and non-recurring net benefits largely associated with insurance recoveries, partially offset by higher utilities and labor costs, and unfavorable net material economics.

Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2024	Change	2023	Change	2022
Selling, general and administrative expenses	$507	(8)%	$554	(7)%	$598
% of sales	3.5%		3.6%		4.2%

SG&A for fiscal 2024 decreased by $47 million, or 8%, as compared to fiscal 2023. The year over year decrease in SG&A was primarily due to lower compensation expense including performance-based incentive compensation costs and other compensation related austerity measures ($32 million), lower net engineering and other administrative spending ($16 million), lower depreciation and amortization expense ($6 million), the favorable impact of foreign currencies ($2 million) and lower transaction costs ($2 million), partially offset by a one-time loss on business divestiture ($8 million) and other non-recurring items ($3 million).

SG&A in fiscal 2023 decreased by $44 million, or 7%, as compared to fiscal 2022. The-year-over year decrease in SG&A is attributable to the favorable impact of foreign currencies ($12 million), one-time gain on sale of a restructured facility ($10 million), lower transaction costs ($5 million), non-recurring unfavorable fiscal 2022 costs ($17 million), lower overall
Adient plc | Form 10-K | 34

engineering and other administrative spending ($15 million), and lower depreciation and amortization expense ($4 million), partially offset by higher compensation expense including stock-based and performance-based incentive compensation costs due in part to the non-recurrence of fiscal 2022 austerity measures ($19 million).

Refer to the segment analysis below for a discussion of segment profitability.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2024	Change	2023	Change	2022
Restructuring and impairment costs	$168	>100%	$40	60%	$25

Restructuring and impairment costs were higher by $128 million during fiscal 2024 due to restructuring actions taken primarily in EMEA in response to the macroeconomic factors occurring in the European automotive market causing reduced production volumes and to ensure Adient maintains a competitive cost structure by reducing labor costs and increasing efficiencies. Adient also recorded a $9 million impairment on its Adient Aerospace investment in fiscal 2024 contributing to the increase year over year. Adient continues to monitor and assess market conditions within the automotive industry in each of its regions, with particular focus on EMEA in the near term, and will consider taking further restructuring action as needed to stay competitive and to position Adient to serve the needs of its customers.

Restructuring and impairment costs were higher by $15 million in fiscal 2023 as compared to fiscal 2022 due primarily to higher levels of restructuring actions taken in EMEA. The restructuring actions related to cost reduction initiatives and consisted primarily of workforce reductions.

Refer to Note 15, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements and the discussion under Liquidity and Capital Resources below for additional information related to Adient's restructuring plans.

Equity Income

	Year Ended September 30,
(in millions)	2024	Change	2023	Change	2022
Equity income	$90	7%	$84	12%	$75

Equity income was $90 million for fiscal 2024, compared to $84 million for fiscal 2023. The increase is primarily attributable to favorable production volumes and operating performance at partially-owned affiliates ($17 million) and the non-recurrence of prior year non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates ($3 million), partially offset by the impact of the KEIPER supply agreement modifications executed in fiscal 2023 ($8 million), and the unfavorable impact of foreign currencies ($5 million).

Equity income was $84 million in fiscal 2023 compared to $75 million in fiscal 2022. The increase is primarily attributable to higher production volumes and favorable operating performance at Adient's partially-owned affiliates ($28 million), one-time gain on divestiture of investment at an affiliate ($4 million), and lower non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates ($2 million), partially offset by the impact of the KEIPER supply agreement modifications ($17 million), the unfavorable impact of foreign currencies ($7 million), and restructuring-related activities at certain affiliates ($1 million).

Refer to Note 3, "Acquisitions and Divestitures," and Note 18, "Nonconsolidated Partially-Owned Affiliates," of the notes to the consolidated financial statements for more information.

Adient plc | Form 10-K | 35

Net Financing Charges

	Year Ended September 30,
(in millions)	2024	Change	2023	Change	2022
Net financing charges	$189	(3)%	$195	(9)%	$215

Net financing charges decreased by $6 million during fiscal 2024 as compared to fiscal 2023 due primarily to premiums paid and deferred financing cost write offs associated with repurchasing of debt during fiscal 2023. Net financing charges decreased by $20 million in fiscal 2023 as compared to fiscal 2022 due to higher premiums paid to tender outstanding debt and higher accelerated expensing of deferred financing costs during fiscal 2022.

Refer to Note 9, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for information related to the components of Adient's net financing charges.

Other Pension Expense (Income)

	Year Ended September 30,
(in millions)	2024	Change	2023	Change	2022
Other pension expense (income)	$21	(36)%	$33	>100%	$(10)

Other pension expense (income) consists of mark-to-market, curtailment and settlement adjustments, and non-service components of net periodic pension costs of Adient's retirement plans. Other pension expense was lower by $16 million in fiscal 2024 as compared to fiscal 2023 due primarily to a $13 million current year mark-to-market loss (compared to a $19 million loss in fiscal 2023) and an $8 million prior year curtailment loss primarily associated with employee termination benefit plans in the Americas segment.

The higher fiscal 2023 expense compared to fiscal 2022 is due primarily to a $19 million fiscal 2023 mark-to-market loss (compared to a $8 million gain in fiscal 2022), an $8 million curtailment loss primarily associated with employee termination benefit plans in the Americas segment, and higher pension interest expense. Refer to Note 14, "Retirement Plans," of the notes to the consolidated financial statements for information related to the components of Adient's net periodic pension costs.

Income Tax Provision

	Year Ended September 30,
(in millions)	2024	Change	2023	Change	2022
Income tax provision	$32	>100%	$—	>(100)%	$94

The fiscal 2024 income tax expense of $32 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, the repatriation of foreign earnings, $17 million of tax expense related to foreign exchange remeasurements of tax balances primarily in Mexico and tax expense from the establishment of valuation allowances at certain subsidiaries, partially offset by tax benefits from the release of uncertain tax positions due to audit closures and from the release of valuation allowances at certain subsidiaries.

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

Given current earnings and anticipated future earnings at certain subsidiaries, Adient believes that there is a possibility that sufficient positive evidence may become available that would allow the release of all, or a portion of, valuation allowances at certain subsidiaries within the next twelve months. A release of valuation allowances, if any, would result in the recognition of certain deferred tax assets which could generate a material income tax benefit for the period in which such release is recorded.
Adient plc | Form 10-K | 36

As a result of Adient's fiscal 2024 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined it was more likely than not that certain deferred tax assets would be realizable and recorded an income tax benefit of $14 million in China, $8 million in Mexico, $7 million in France, and $6 million in Japan to release valuation allowances. In addition, Adient determined it was necessary to establish valuation allowances on certain deferred tax assets in Poland and Mexico, recording tax expense of $14 million and $5 million, respectively. Adient continues to record valuation allowances on certain deferred tax assets in Germany, Hungary, Luxembourg, Mexico, Poland, Spain, the United Kingdom, the U.S. and other jurisdictions as it remains more likely than not that they will not be realized.

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

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2024	Change	2023	Change	2022
Income attributable to noncontrolling interests	$83	(8)%	$90	13%	$80

The decrease in income attributable to noncontrolling interests during fiscal 2024 compared to fiscal 2023 is attributable to lower production volumes associated with new program launches at certain affiliates, which is partially offset by a $5 million adjustment to increase income attributable to noncontrolling interests recorded in fiscal 2024 but related to fiscal 2023.

The $10 million increase in income attributable to noncontrolling interests in fiscal 2023 as compared to fiscal 2022 is primarily attributable to higher production volumes at affiliates in various jurisdictions.
Adient plc | Form 10-K | 37

Net Income (Loss) Attributable to Adient

	Year Ended September 30,
(in millions)	2024	Change	2023	Change	2022
Net income (loss) attributable to Adient	$18	(91)%	$205	>100%	$(120)

Net income attributable to Adient was $18 million for fiscal 2024, compared to an income of $205 million for fiscal 2023. The lower net income in fiscal 2024 is primarily attributable to lower overall production volumes, higher restructuring and impairment costs, unfavorable material economics, net of recoveries, higher income tax expense, the unfavorable impact of foreign currencies and prior year non-recurring net benefits largely associated with insurance recoveries, partially offset by favorable net operating performance, lower SG&A expenses mainly driven by lower incentive compensation expense and lower net engineering and other administrative spending, higher equity income and lower income attributable to noncontrolling interests.

Net income attributable to Adient was $205 million in fiscal 2023, compared to $120 million of net loss attributable to Adient in fiscal 2022. The higher net income in fiscal 2023 is primarily attributable to higher overall production volumes, favorable pricing and operating performance, one-time insurance recoveries, one-time income tax benefit related to the release of certain tax valuation allowances, lower SG&A expenses, lower net financing charges, and higher equity income, partially offset by unfavorable material economics, higher other pension expense, higher restructuring cost, higher income attributable to noncontrolling interests, and the unfavorable impact of foreign currencies.

Comprehensive Income (Loss) Attributable to Adient

	Year Ended September 30,
(in millions)	2024	Change	2023	Change	2022
Comprehensive income (loss) attributable to Adient	$167	(20)%	$208	>100%	$(338)

Comprehensive income attributable to Adient was $167 million in fiscal 2024 compared to $208 million of comprehensive income in fiscal 2023. The decrease of $41 million is due primarily to lower net income ($194 million), higher realized and unrealized losses on derivatives ($53 million) and higher comprehensive income attributable to noncontrolling interests ($15 million), partially offset by the favorable impact of foreign currency translation adjustments ($221 million).

Comprehensive income attributable to Adient was $208 million in fiscal 2023 compared to $338 million of comprehensive loss in fiscal 2022. The increase of $546 million is due primarily to higher net income ($335 million), the favorable impact of foreign currency translation adjustments ($233 million) and the impact of realized and unrealized gains on derivatives ($21 million), partially offset by higher comprehensive income attributable to noncontrolling interests ($42 million).

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
Adient plc | Form 10-K | 38

The following table summarizes net sales and adjusted EBITDA by reportable segment for fiscal 2024, 2023 and 2022:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Fiscal 2024
Net sales	$6,763	$5,029	$2,989	$(93)	$14,688
Adjusted EBITDA	$375	$155	$439	$(89)	$880

Fiscal 2023
Net sales	$7,220	$5,195	$3,085	$(105)	$15,395
Adjusted EBITDA	$336	$232	$464	$(94)	$938

Fiscal 2022
Net sales	$6,557	$4,764	$2,926	$(126)	$14,121
Adjusted EBITDA	$242	$138	$383	$(88)	$675

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income before income taxes:

	Year Ended September 30,
(in millions)	2024	2023	2022
Adjusted EBITDA
Americas	$375	$336	$242
EMEA	155	232	138
Asia	439	464	383
Subtotal	969	1,032	763
Corporate-related costs (1)	(89)	(94)	(88)
Restructuring and impairment costs (2)	(168)	(40)	(25)
Purchase accounting amortization (3)	(48)	(52)	(54)
Restructuring related activities (4)	—	2	(6)
Loss on disposal transactions (5)	(7)	(6)	—
Depreciation	(285)	(290)	(298)
Equity based compensation	(31)	(34)	(29)
Other items (6)	2	5	(4)
Earnings before interest and income taxes	343	523	259
Net financing charges	(189)	(195)	(215)
Other pension income (expense)	(21)	(33)	10
Income before income taxes	$133	$295	$54

Notes:
(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and one-time asset impairments. During fiscal 2024, an impairment charge of $9 million related to Adient’s investment in Adient Aerospace was recorded. During fiscal 2022, an impairment charge of $4 million related to the withdrawal from and sale of its operations in Russia, and a held-for-sale impairment charge of $6 million were recorded in EMEA. Refer to Note 15, “Restructuring and Impairment Costs,” of the notes to the consolidated financial statements for more information.

(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.

Adient plc | Form 10-K | 39

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. Fiscal 2024 and 2023 also each include a non-recurring $10 million gain on the sale of two restructured facilities in Americas.

(5) Fiscal 2024 reflects an $8 million loss on sale of 51% of Adient's interest in LFADNT (as described in Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements), partially offset by a $1 million gain on sale of a nonconsolidated partially-owned affiliate. Fiscal 2023 reflects $3 million and $3 million of non-cash impairment related to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively,

(6) Fiscal 2024 reflects a $3 million non-recurring gain on a contract related settlement and $1 million of indirect tax recoveries in Brazil, partially offset by $1 million of transaction costs and a $1 million one-time divestiture related impact at an affiliate. Fiscal 2023 reflects $4 million of one-time divestiture gain at an affiliate and $4 million of a gain associated with the retrospective recovery of indirect tax credits in Brazil, partially offset by $3 million of transaction costs. Fiscal 2022 includes $3 million and $7 million of non-cash impairments of certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively, $8 million of transaction costs, a $14 million charge related to a non-recurring contract related settlement, $1 million of accounts receivable allowances resulting from the withdrawal from and sale of operations in Russia, and $2 million of loss on finalization of asset sale in Turkey, partially offset by a gain of $32 million associated with the retrospective recovery of indirect tax credits in Brazil.

Americas

	Year Ended September 30,
(in millions)	2024	Change	2023	Change	2022
Net sales	$6,763	(6)%	$7,220	10%	$6,557
Adjusted EBITDA	$375	12%	$336	39%	$242

Net sales decreased in fiscal 2024 by $457 million primarily due to lower current year production volumes resulting from weakening consumer demand, slower than expected product launches and the UAW strike-related disruptions during the first quarter of fiscal 2024 at certain customers ($470 million), unfavorable material economics recoveries ($55 million) and the unfavorable impact of foreign currencies ($21 million), partially offset by net favorable pricing adjustments ($89 million).

Adjusted EBITDA increased in fiscal 2024 by $39 million due to net favorable pricing adjustments and operational improvements including lower freight costs and the impact of the KEIPER supply agreement modifications ($145 million) and lower SG&A expenses driven by lower compensation expense, including lower performance based compensation costs and other compensation related austerity measures, along with improved engineering recoveries ($48 million), partially offset by lower current year production volumes ($89 million, including the UAW strike-related impact during the first quarter of fiscal 2024 of $25 million), the unfavorable impact of foreign currencies ($27 million), unfavorable material economics, net of recoveries ($25 million) and non-recurring net benefits largely associated with insurance recoveries in fiscal 2023 ($13 million).

Net sales increased in fiscal 2023 by $663 million primarily as a result of higher production volumes ($669 million) and favorable net pricing adjustments ($73 million), partially offset by the unfavorable impact of material economics recoveries ($79 million).

Adjusted EBITDA increased in fiscal 2023 by $94 million due to higher production volumes ($93 million), net material margin improvements including the impact of the KEIPER supply agreement modifications ($79 million), non-recurring net benefits associated with insurance recoveries ($13 million), and higher equity income ($1 million), partially offset by higher labor, utility and launch costs ($58 million), unfavorable material economics, net of recoveries ($17 million), higher administrative and engineering expense due in part to the non-recurrence of fiscal 2022 austerity measures ($8 million), and the unfavorable impact of foreign currencies ($9 million).

Adient plc | Form 10-K | 40

EMEA

	Year Ended September 30,
(in millions)	2024	Change	2023	Change	2022
Net sales	$5,029	(3)%	$5,195	9%	$4,764
Adjusted EBITDA	$155	(33)%	$232	68%	$138

Net sales decreased in fiscal 2024 by $166 million primarily due to lower production volumes resulting from weakening consumer demand for new vehicles and product mix ($212 million), unfavorable material economics recoveries ($36 million) and net unfavorable pricing adjustments ($9 million), partially offset by the favorable impact of foreign currencies ($91 million).

Adjusted EBITDA decreased in fiscal 2024 by $77 million due to lower production volumes ($48 million), higher operating costs associated with lower levels of customer orders, which were often reduced with little warning, leading to unplanned downtime and operating inefficiencies ($21 million), non-recurring net benefits largely associated with insurance recoveries in fiscal 2023 ($17 million) and the non-recurrence of prior year gains on sale of assets ($6 million), partially offset by the favorable impact of foreign currencies ($5 million), increased equity income ($4 million), favorable material economics, net of recoveries ($4 million) and lower administrative and engineering expense ($2 million).

Net sales increased in fiscal 2023 by $431 million primarily as a result of higher production volumes ($511 million), and net favorable pricing adjustments ($87 million), partially offset by the unfavorable impact of foreign currency ($124 million) and the unfavorable impact of material economics recoveries ($43 million).

Adjusted EBITDA increased in fiscal 2023 by $94 million due primarily to net material margin improvements ($117 million), higher production volumes ($81 million), non-recurring net benefits associated with insurance recoveries ($17 million), the favorable impact of foreign currencies ($22 million), higher equity income ($4 million), and lower administrative and engineering expense ($6 million), partially offset by unfavorable material economics, net of recoveries ($111 million) and higher input costs including freight, labor and utilities ($42 million).

Refer to the “Factors Affecting Adient’s Operating Environment” included above in Item 7 within the Management’s Discussion and Analysis section for more information.

Asia

	Year Ended September 30,
(in millions)	2024	Change	2023	Change	2022
Net sales	$2,989	(3)%	$3,085	5%	$2,926
Adjusted EBITDA	$439	(5)%	$464	21%	$383

Net sales decreased in fiscal 2024 by $96 million due to the unfavorable impact of foreign currencies ($85 million), lower production volumes due primarily to program changeovers, program launches and lower volumes on foreign OEM platforms in China ($29 million) and unfavorable material economics recoveries ($2 million), partially offset by net favorable pricing adjustments ($20 million).

Adjusted EBITDA decreased in fiscal 2024 by $25 million due to lower current year production volumes and unfavorable product mix ($38 million), the unfavorable impact of foreign currencies ($19 million) and higher administrative and engineering expense ($6 million), partially offset by net favorable pricing adjustments and improved labor efficiencies ($30 million), favorable material economics, net of recoveries ($6 million) and higher equity income which includes the unfavorable impact of the KEIPER supply agreement modifications ($2 million).

Net sales increased in fiscal 2023 by $159 million due to higher production volumes and mix ($360 million), partially offset by the unfavorable impact of foreign currencies ($180 million), net unfavorable pricing adjustments ($19 million), and the unfavorable impact of material economics recoveries ($2 million).

Adient plc | Form 10-K | 41

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

Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. During fiscal 2023, Adient announced a share repurchase authorization (up to $600 million) with no expiration date, wherein Adient has taken and will continue to take a measured approach as to the timing and amount of share repurchases as part of its assessment of the most effective use of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below and refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for discussion of financing arrangements. Following the first quarter of fiscal 2019 dividend payout, Adient suspended future dividends. Adient believes that its current financial resources will be sufficient to fund its liquidity requirements for at least the next twelve months.

Indebtedness

Adient US LLC (“Adient US”), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient paid $7 million in debt issuance costs for the amended ABL Credit Facility and will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term Secured Overnight Financing Rate (“SOFR”), in the case of amounts outstanding in Dollars, Euro Interbank Offered Rate (“EURIBOR”), in the case of amounts outstanding in Euros, Stockholm Interbank Offered Rate (“STIBOR”), in the case of amounts outstanding in Swedish Krona and Sterling Over Night Indexed Average (“SONIA”), in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of September 30, 2024, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of approximately $779 million (net of $11 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the “Term Loan B Agreement”) that had an outstanding balance of $632 million as of September 30, 2024. During fiscal 2023, Adient prepaid $350 million of the Term Loan B Agreement principal, and wrote off $2 million of previously deferred financing costs to net financing charges. During fiscal 2024, the Term Loan B Agreement was amended to reduce the applicable margin from 3.25% to 2.75% and extend final maturity to January 31, 2031 (which maturity was previously April 8, 2028). Adient incurred $5 million of costs associated with the modification, of which $4 million was recorded as deferred financing costs. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions.

The ABL Credit Facility and Term Loan B Agreement contain covenants that are usual and customary for facilities and debt instruments of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay
Adient plc | Form 10-K | 42

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

During fiscal 2023, Adient Global Holdings Ltd. (“AGH”), a wholly-owned subsidiary of Adient, issued (i) $500 million (net proceeds of $494 million) in aggregate principal amount of 7% senior secured notes due 2028 and (ii) $500 million (net proceeds of $494 million) in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes are paid on April 15 and October 15 each year, beginning on October 15, 2023. These notes contain covenants that are usual and customary. The total net proceeds of $988 million along with cash on hand were used primarily to redeem $350 million of the senior secured term loan facility under the Term Loan B Agreement as described above, and repurchase €700 million ($743 million) of the 3.50% unsecured notes due 2024 as described below. Adient paid $16 million in debt issuance costs for these new debt issuances.

AGH also maintains 4.875% USD-denominated unsecured notes due 2026. The aggregate principal amount of these notes was $795 million as of September 30, 2024 and 2023. AGH also paid the remaining balance of its 3.50% Euro denominated unsecured notes of €123 million ($132 million) in August 2024 upon final maturity. During fiscal 2023, Adient repurchased €700 million ($743 million) of the 3.50% unsecured notes due 2024 at a premium of €7 million ($7 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €2 million ($2 million) of previously deferred financing costs to net financing charges.

During fiscal 2022, Adient repurchased the entirety of its $600 million, 9.00% Senior First Lien Notes due 2025 at a premium of $34 million plus $19 million of accrued interest.

Sources of Cash Flows

	Year Ended September 30,
(in millions)	2024	2023	2022
Cash provided (used) by operating activities	$543	$667	$274
Cash provided (used) by investing activities	(253)	(229)	484
Cash provided (used) by financing activities	(502)	(271)	(1,273)
Capital expenditures	(266)	(252)	(227)

Cash flows from operating activities

Fiscal 2024 compared to Fiscal 2023: The decrease in cash flows from operating activities is primarily due to lower profitability driven by lower production volumes in fiscal 2024 along with unfavorable changes to working capital year over year.

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

Cash flows from investing activities

Fiscal 2024 compared to Fiscal 2023: The increase in cash used by investing activities is primarily attributable to higher capital expenditures as further explained below and by lower levels of proceeds from asset sales.

Fiscal 2023 compared to Fiscal 2022: The increase in cash used by investing activities is primarily related to the non-recurrence of the fiscal 2022 cash inflows associated with business divestitures including the $651 million of proceeds received related to the 2021 Yanfeng Transaction (as defined and described in Form 10-K for the fiscal year ended September 30, 2021), $46 million in proceeds received from the sale of the assets in Turkey, and the collection of $41 million of deferred proceeds related to the 2020 Yanfeng Transaction (as defined and described in Form 10-K for the fiscal year ended September 30, 2021).

Adient plc | Form 10-K | 43

Cash flows from financing activities

Fiscal 2024 compared to Fiscal 2023: The increase in cash used by financing activities is attributable to $275 million common stock repurchases transacted in fiscal 2024 ($65 million in fiscal 2023) and the repayment of the €123 million ($132 million) unsecured notes, partially offset by the non-recurrence of prior year debt refinancing activities. Refer to Note 9, "Debt and Financing Arrangements," and Note 13, "Equity and Noncontrolling Interests," of the notes to the consolidated financial statements for additional information.

Fiscal 2023 compared to Fiscal 2022: The decrease in cash used by financing activities is attributable to fiscal 2022 financing activities. This includes repayment of long-term debt of $744 million (including $34 million of premiums), amounts paid to acquire the noncontrolling interest of Chongqing Adient Automotive Components Co., Ltd. ($153 million), and higher dividend payments to noncontrolling interests. These are partially offset by fiscal 2023 debt refinancing activities totaling $102 million and common stock repurchases of $65 million.

Capital expenditures

Fiscal 2024 compared to Fiscal 2023: Higher capital expenditures in fiscal 2024 were due primarily to timing of program spend on product launches in EMEA.

Fiscal 2023 compared to Fiscal 2022: A $25 million increase in capital expenditures is primarily associated with new program launches particularly in EMEA and Asia, and additional investments in continuous improvement initiatives in all regions.

Working capital

(in millions)	September 30, 2024	September 30, 2023
Current assets	$4,086	$4,316
Current liabilities	3,678	3,738
Working capital	$408	$578

Working capital decreased by $170 million as of September 30, 2024 primarily due to a decrease in cash as a result of the share repurchase activity and debt pay downs in fiscal 2024, a decrease in inventories due to focused management of inventory levels and an increase in the restructuring reserves as a result of the EMEA restructuring actions taken in fiscal 2024, partially offset by decreases in accrued compensation and benefits.

Off-Balance Sheet Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of both September 30, 2024 and September 30, 2023, $170 million was funded under these programs.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of September 30, 2024, and September 30, 2023, Adient's liabilities related to this program were $76 million and $50 million, respectively. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

Adient plc | Form 10-K | 44

Contractual Obligations
A summary of Adient's significant contractual obligations as of September 30, 2024:

(in millions)	Total	2025	2026-2027	2028-2029	Beyond 2030
Long-term debt	$2,432	$8	$810	$512	$1,102
Interest on long-term debt	815	164	289	215	147
Operating leases	291	91	110	43	47
Purchase obligations (1)	426	257	22	66	81
Pension contributions	83	9	18	14	42
Total contractual cash obligations	$4,047	$529	$1,249	$850	$1,419

(1) Primarily consists of commitments for production materials and other supply items, as well as $74 million of committed capital expenditures.

Effects of Inflation and Changing Prices
The effects of inflation have historically not been significant to Adient's results of operations. Generally, Adient has been able to implement operating efficiencies to sufficiently offset cost increases, which over time have been moderate. The automotive industry has recently experienced a period of significant volatility in commodity and other input costs, including steel, petrochemical, freight, energy and labor costs. This price volatility may continue into the future as demand increases and/or supply is constrained. Price volatility has resulted in an overall increase of input costs for Adient that may not be, or may only be partially, offset through customer negotiations. During fiscal 2025, commodity prices and availability could fluctuate throughout the year and significantly affect Adient's results of operations.

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

Revenue Recognition

Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, an awarded program does not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Revenue is recognized at a point in time when Adient transfers control of the product to the customer. Contracts with customers may provide for annual price reductions over the production life of the awarded program. Transaction prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors, some of which are considered as variable consideration and must be estimated. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments.

In pursuit of new program awards, Adient at times agrees to make upfront payments to customers. Each time such a payment is made, Adient evaluates its nature, the underlying economics, legal and compliance ramifications, and other relevant factors and circumstances. These payments are deemed to be consideration payable to customers and are generally recognized as a reduction to revenue once mutually agreed. Certain upfront payments, however, are capitalized as other current and noncurrent assets if they are determined to be incremental, attributable only to the specific new program being awarded, and recoverable. As products under the new program are sold to the customer, the capitalized amount is amortized and recognized as a reduction to revenue over the term of the program, typically between three and seven years. Adient assesses recoverability of the capitalized amounts on an on-going basis. Any amounts that are concluded to be no longer recoverable are immediately
Adient plc | Form 10-K | 45

recognized as a reduction to revenue.

Refer to Note 1, "Organization and Summary of Significant Accounting Policies," and Note 2, "Revenue Recognition," of the notes to the consolidated financial statements for more information.

Impairment of Goodwill, Other Long-lived Assets and Investments in Partially Owned Affiliates

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third-party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient uses the income approach in which discounted cash flow analyses are used to derive estimates of fair value of each reporting unit. Multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics are also used in developing estimated fair values. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows and appropriate discount rates (based on weighted average cost of capital ranging from 15.5% to 18.5% at September 30, 2024) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium.

The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections considered the impact of the various issues causing uncertainty in the automotive industry such as weaker vehicle demand impacted by new vehicle affordability and a high interest rate environment, slower global adoption of electric vehicles by consumers, volatile commodity pricing, and persistent inflationary pressures. Specifically in the EMEA region, where Adient recorded significant restructuring charges during fiscal 2024, a heightened risk of impairment exists as the difference between its fair value and carrying value is less than 10%. The EMEA reporting unit maintains $341 million of goodwill at September 30, 2024. The decrease in EMEA’s fair value is driven by lower forecasted vehicle volumes from weakening consumer demand, slower consumer adoption of electric vehicles, overcapacity in the industry resulting in pricing pressure, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China. No goodwill impairment was recorded in fiscal 2024; however, if further degradation in the economic conditions in the EMEA region occur or if significantly higher levels of restructuring actions are needed in the region, the EMEA reporting unit may incur significant impairment of goodwill and other long-lived assets. Adient generally assumes operating margins in future years will normalize over time as it is believed that this is consistent with a market participant view. Had Adient assumed future operating margins consistent with those in fiscal 2024, the EMEA reporting unit would have failed the impairment quantitative tests, which may have resulted in material goodwill impairment losses. The current year results are not indicative of future market participant expectations primarily due to the current challenging market conditions as mentioned above. While revenue is not expected to return to historical levels, there are expectations for enhanced profitability and cash flows driven by near-term efficiency actions, strategic review of portfolio and reduction of capital expenditures. Long-term profitability and cash flows will also be impacted by the expiration of underperforming contracts and more profitable business starting in fiscal 2026 along with restructuring benefits taking full effect. Further, the high levels of recent restructurings and the associated significant costs of such actions in the EMEA region are not expected to persist for the long-term at comparable levels. To pass the impairment quantitative test, projected long-term operating margins, utilizing the discounted cash flow method, are expected to average approximately 5.5%-6.5%. Additionally, if further restructuring actions persist beyond what is anticipated or if a hypothetical increase occurred in the discount rate of approximately 100 basis points at September 30, 2024, with all other assumptions unchanged, the carrying value of this reporting unit would likely exceed its fair value, which may have resulted in a material goodwill impairment loss. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for additional information.

Adient reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Adient conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires Adient to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Intangible assets with definite lives continue to be amortized over
Adient plc | Form 10-K | 46

their estimated useful lives and are subject to impairment testing as part of their asset group if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. No triggering events were identified during fiscal 2024 and 2023.

Adient monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If Adient determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. No other-than-temporary impairment indicators were present in fiscal 2024. During fiscal 2023, Adient concluded that indicators of other-than-temporary impairment were present related to two nonconsolidated partially-owned affiliates, and recorded a $6 million ($3 million in Asia and $3 million in EMEA) non-cash impairment as a result. Refer to Note 18, “Nonconsolidated Partially-Owned Affiliates,” of the notes to the consolidated financial statements for additional information.

During fiscal 2024, Adient determined that an impairment had occurred with its investment in Adient Aerospace and recorded an impairment charge of $9 million. Refer to Note 15, “Restructuring and Impairment Costs,” of the notes to the consolidated financial statements for additional information.

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

Adient considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, Adient uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension plans, Adient uses a discount rate provided by an independent third-party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension, Adient consistently uses the relevant country specific benchmark indices for determining the various discount rates. Adient's discount rate on U.S. pension plans was 4.99% and 5.87% at September 30, 2024 and 2023, respectively. Adient's weighted average discount rate on non-U.S. plans was 4.75% and 5.60% at September 30, 2024 and 2023, respectively.

In estimating the expected return on plan assets, Adient considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans' invested assets. Reflecting the relatively long-term nature of the plans' obligations, approximately 70% of the plans' assets are invested in fixed income securities and 10% in equity securities, with the remainder primarily invested in alternative investments. For fiscal years 2024 and 2023, Adient's expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 6.75% and 6.75% respectively. The actual rate of return on U.S. pension plans was above 6.75% in fiscal 2024 and was above 6.75% in fiscal 2023. For fiscal years 2024 and 2023, Adient's weighted average expected long-term return on non-U.S. pension plan assets was 4.95% and 4.53%, respectively. The actual rate of return on non-U.S. pension plans was above 4.95% in fiscal 2024 and was below 4.53% in fiscal 2023.

For fiscal 2025, Adient estimates the long-term rate of return will approximate 6.75% and 4.95% for U.S. pension and non-U.S. pension plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If Adient's actual returns on plan assets are less than Adient's expectations, additional contributions may be required.

Adient plc | Form 10-K | 47

In fiscal 2024, total Adient contributions to the defined benefit pension plans were $20 million. Adient expects to contribute at least $10 million in cash to its defined benefit pension plans in fiscal 2025.

Based on information provided by its independent actuaries and other relevant sources, Adient believes that the assumptions used to measure Adient’s pension obligations are reasonable; however, changes in these assumptions could impact Adient's financial position, results of operations or cash flows.

The following table illustrates estimated increases (decreases) in projected benefit obligation (“PBO”) and net periodic benefit cost excluding changes in mark-to-market adjustments and settlement charges (“NPBC”) as of September 30, 2024 and for fiscal 2024 assuming a decrease of 100 basis points in the discount rate and expected return on plan assets.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
(in millions)	Change in PBO	Change in NPBC	Change in PBO	Change in NPBC
100 basis point decrease in discount rate	$—	$—	$42	$(1)
100 basis point decrease in expected return on plan assets	N/A	—	N/A	2

Refer to Note 14, “Retirement Plans,” of the notes to consolidated financial statements for more information on Adient's pension plans.

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
Adient plc | Form 10-K | 48

accruals are reviewed on a quarterly basis and changes to restructuring actions are appropriately recognized when identified. Refer to Note 15, “Restructuring and Impairment Costs,” of the notes to consolidated financial statements for more information.

During fiscal 2024, Adient committed to a restructuring plan of $169 million that was offset by prior period underspend of $1 million and $9 million cost reimbursement committed by a customer. The fiscal 2024 charges are mostly related to termination benefits in Europe. The 2024 Plan is being implemented in response to the macroeconomic factors occurring in the European automotive market causing reduced production volumes and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with these specific plans will primarily occur in fiscal years 2025 and 2026 and are expected to be substantially complete by fiscal year 2027. Adient estimates that upon completion of the restructuring actions, the fiscal 2024 restructuring plan would reduce annual operating costs by approximately $110 million, which was primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 60% would result in net savings. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income.

During fiscal 2023, Adient committed to a restructuring plan (“2023 Plan”) of $39 million. Adient also recorded additional charges totaling $1 million related to prior year plans. The restructuring actions related to cost reduction initiatives and consist primarily of workforce reductions in EMEA. Adient estimated that upon completion of the restructuring actions, the fiscal 2023 restructuring plan would reduce annual operating costs by approximately $30 million, which was primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 15% would result in net savings. The restructuring actions are expected to be substantially completed by fiscal 2025.

During fiscal 2022, Adient committed to a restructuring plan (“2022 Plan”) of $25 million that was offset by $10 million of prior year underspend. The restructuring actions related to cost reduction initiatives and consist primarily of workforce reductions in EMEA and Americas. Adient estimated that upon completion of the restructuring actions, the fiscal 2022 restructuring plan would reduce annual operating costs by approximately $30 million, which was primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 30% would result in net savings. The restructuring actions were substantially completed by fiscal 2023.

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

Adient evaluates cash flow hedges for effectiveness at inception based on the critical terms match method. The hedges are not expected to incur any ineffectiveness, however, a quarterly qualitative assessment of effectiveness is done to determine if the critical terms match method remains appropriate to use.

For all designated net investment hedges, Adient assesses its net investment position in non-U.S. operations and compares it with the outstanding net investment hedge principal on a quarterly basis. All hedges are deemed highly effective if the aggregate outstanding principal of the hedge instrument designated as the net investment hedge in a non-U.S. operation is between 80% and 125% of its net investment position in respective non-U.S. operations.

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

On an annual basis, Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Adient primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. During fiscal 2024, Adient had hedge contracts outstanding with the aim of hedging balance sheet items, or with the aim of hedging forecasted commitments. Foreign exchange contracts hedging balance sheet items are marked-to-market through the income statement, while foreign exchange contracts to hedge forecasted commitments are designated in a hedge relationship as a cash flow hedge. These are marked-to-market through other comprehensive income when effective.

As of September 30, 2024, certain foreign currency forward contracts have been designated to selectively hedge portions of Adient's net investments in China. The currency effects of the foreign currency forward contracts are reflected in the accumulated other comprehensive income account (“AOCI”) within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investments in China.

At September 30, 2024 and 2023, Adient estimates that the fair value of outstanding foreign exchange contracts would have been adversely impacted by approximately $72 million and $47 million, respectively, from an unfavorable 10% change in all applicable foreign currency exchange rates versus the U.S. Dollar. In practice, such a change would generally be offset by an opposing fair value change of the underlying asset, liability or transaction.

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

Adient plc | Form 10-K | 52

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adient plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Adient plc and its subsidiaries (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Adient plc | Form 10-K | 53

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

Annual Goodwill Impairment Assessment

As described in Notes 1, 6 and 17 to the consolidated financial statements, the Company’s goodwill balance, which is comprised of the Americas, Europe, the Middle East and Africa (EMEA), and Asia Pacific/China (Asia) reporting units (collectively, “the reporting units”), was $2,164 million as of September 30, 2024. Management reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Fair value of the reporting units is estimated using an income approach utilizing discounted cash flow analyses. The estimated future cash flows reflect management’s latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities, as well as the discount rates.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of operating margins for the Americas reporting unit, estimates of revenue, long-term growth rate, and operating margins, as well as the discount rate for the EMEA reporting unit, and estimates of revenue for the Asia reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow analyses; (iii) testing the completeness and accuracy of underlying data used by management in the discounted cash flow analyses; and (iv) evaluating the reasonableness of the significant assumptions used by management related to estimates of operating margins for the Americas reporting unit, estimates of revenue, long-term growth rate, and operating margins, as well as the discount rate for the EMEA reporting unit, and estimates of revenue for the Asia reporting unit. Evaluating management’s assumptions related to estimates of revenue, long-term growth rate, and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, as applicable; (ii) the consistency with relevant industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow analyses and the reasonableness of the long-term growth rate and discount rate assumptions.
Adient plc | Form 10-K | 54

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
November 18, 2024

We have served as the Company’s auditor since 1957.

Adient plc | Form 10-K | 55

Adient plc
Consolidated Statements of Income (Loss)

	Year Ended September 30,
(in millions, except per share data)	2024	2023	2022
Net sales	$14,688	$15,395	$14,121
Cost of sales	13,760	14,362	13,314
Gross profit	928	1,033	807
Selling, general and administrative expenses	507	554	598
Restructuring and impairment costs	168	40	25
Equity income	90	84	75
Earnings before interest and income taxes	343	523	259
Net financing charges	189	195	215
Other pension expense (income)	21	33	(10)
Income before income taxes	133	295	54
Income tax provision	32	—	94
Net income (loss)	101	295	(40)
Income attributable to noncontrolling interests	83	90	80
Net income (loss) attributable to Adient	$18	$205	$(120)

Earnings per share:
Basic	$0.20	$2.17	$(1.27)
Diluted	$0.20	$2.15	$(1.27)

Shares used in computing earnings per share:
Basic	89.5	94.5	94.8
Diluted	90.1	95.4	94.8

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 56

Adient plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2024	2023	2022
Net income (loss)	$101	$295	$(40)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	204	(17)	(250)
Realized and unrealized gains (losses) on derivatives	(32)	21	—
Pension and postretirement plans	—	—	1
Other comprehensive income (loss)	172	4	(249)
Total comprehensive income (loss)	273	299	(289)
Comprehensive income (loss) attributable to noncontrolling interests	106	91	49
Comprehensive income (loss) attributable to Adient	$167	$208	$(338)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 57

Adient plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except share and per share data)	2024	2023
Assets
Cash and cash equivalents	$945	$1,110
Accounts receivable, less allowances of $24 and $15, respectively	1,896	1,874
Inventories	758	841
Other current assets	487	491
Current assets	4,086	4,316
Property, plant and equipment - net	1,410	1,382
Goodwill	2,164	2,094
Other intangible assets - net	371	408
Investments in partially-owned affiliates	338	303
Assets held for sale	8	7
Other noncurrent assets	974	914
Total assets	$9,351	$9,424
Liabilities and Shareholders' Equity
Short-term debt	$1	$2
Current portion of long-term debt	8	132
Accounts payable	2,552	2,526
Accrued compensation and benefits	358	400
Other current liabilities	759	678
Current liabilities	3,678	3,738
Long-term debt	2,396	2,401
Pension benefits	105	92
Other noncurrent liabilities	638	590
Long-term liabilities	3,139	3,083
Commitments and Contingencies (Note 19)
Redeemable noncontrolling interests	91	57
Preferred shares issued, par value $0.001; 100,000,000 shares authorized zero shares issued and outstanding at September 30, 2024	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 84,866,763 shares issued and outstanding at September 30, 2024	—	—
Additional paid-in capital	3,712	3,973
Retained earnings (accumulated deficit)	(885)	(903)
Accumulated other comprehensive income (loss)	(693)	(842)
Shareholders' equity attributable to Adient	2,134	2,228
Noncontrolling interests	309	318
Total shareholders' equity	2,443	2,546
Total liabilities and shareholders' equity	$9,351	$9,424

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 58

Adient plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2024	2023	2022
Operating Activities
Net income (loss) attributable to Adient	$18	$205	$(120)
Income attributable to noncontrolling interests	83	90	80
Net income (loss)	101	295	(40)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	285	290	298
Amortization of intangibles	47	50	52
Pension and postretirement benefit expense (benefit)	27	38	(2)
Pension and postretirement contributions, net	(20)	(17)	(16)
Equity in earnings of partially-owned affiliates, net of dividends received	(17)	(34)	4
(Gain) on sale of / impairment of nonconsolidated partially owned affiliates	(1)	6	10
Premium paid on repurchase of debt	—	7	38
Retrospective recoveries of Brazil indirect tax credits	—	—	(29)
Derivative loss on the 2021 Yanfeng Transaction	—	—	3
Deferred income taxes	(1)	(124)	5
Non-cash restructuring and impairment charges	9	—	14
Equity-based compensation	31	34	29
Other	7	(4)	17
Changes in assets and liabilities:
Receivables	12	16	(576)
Inventories	93	126	(62)
Other assets	(57)	(26)	32
Accounts payable and accrued liabilities	90	(19)	485
Accrued income taxes	(63)	29	12
Cash provided (used) by operating activities	543	667	274
Investing Activities
Capital expenditures	(266)	(252)	(227)
Sale of property, plant and equipment	15	26	20
Settlement of derivative contracts	—	—	(30)
Acquisition of businesses, net of cash acquired	—	(6)	(19)
Business divestitures	(2)	5	740
Other	—	(2)	—
Cash provided (used) by investing activities	(253)	(229)	484

Continued on next page
Adient plc | Form 10-K | 59

Adient plc
Consolidated Statements of Cash Flows
(Continued)

	Year Ended September 30,
(in millions)	2024	2023	2022
Financing Activities
Increase (decrease) in short-term debt	(1)	(1)	(14)
Increase (decrease) in long-term debt	—	1,002	—
Repayment of long-term debt	(137)	(1,104)	(987)
Debt financing costs	(5)	(23)	(1)
Share repurchases	(275)	(65)	—
Cash paid to acquire a noncontrolling interest	—	—	(153)
Dividends paid to noncontrolling interests	(72)	(67)	(106)
Other	(12)	(13)	(12)
Cash provided (used) by financing activities	(502)	(271)	(1,273)
Effect of exchange rate changes on cash and cash equivalents	47	(4)	(59)
Increase (decrease) in cash and cash equivalents	(165)	163	(574)
Cash and cash equivalents at beginning of period	1,110	947	1,521
Cash and cash equivalents at end of period	$945	$1,110	$947

The accompanying notes are an integral part of the consolidated financial statements.
Adient plc | Form 10-K | 60

Adient plc
Consolidated Statements of Shareholders' Equity

(in millions)	Ordinary Shares, par value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2021	$—	$3,991	$(988)	$(627)	$2,376	$342	$2,718
Net income (loss)	—	—	(120)	—	(120)	45	(75)
Foreign currency translation adjustments	—	—	—	(219)	(219)	(20)	(239)
Employee retirement plans	—	—	—	1	1	—	1
Dividends paid to and other transactions with noncontrolling interests	—	—	—	—	—	(53)	(53)
Purchase of subsidiary shares from noncontrolling interest	—	12	—	—	12	(12)	—
Share based compensation and other	—	23	—	—	23	—	23
Balance at September 30, 2022	$—	$4,026	$(1,108)	$(845)	$2,073	$302	$2,375
Net income	—	—	205	—	205	63	268
Foreign currency translation adjustments	—	—	—	(18)	(18)	(2)	(20)
Realized and unrealized gains on derivatives	—	—	—	21	21	—	21
Dividends paid to and other transactions with noncontrolling interests	—	—	—	—	—	(45)	(45)
Repurchase and retirement of ordinary shares	—	(65)	—	—	(65)	—	(65)
Share based compensation and other	—	12	—	—	12	—	12
Balance at September 30, 2023	$—	$3,973	$(903)	$(842)	$2,228	$318	$2,546
Net income	—	—	18	—	18	45	63
Foreign currency translation adjustments	—	—	—	181	181	6	187
Realized and unrealized losses on derivatives	—	—	—	(32)	(32)	—	(32)
Dividends paid to and other transactions with noncontrolling interests	—	—	—	—	—	(60)	(60)
Repurchase and retirement of ordinary shares	—	(275)	—	—	(275)	—	(275)
Share based compensation and other	—	14	—	—	14	—	14
Balance at September 30, 2024	$—	$3,712	$(885)	$(693)	$2,134	$309	$2,443

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
Principles of Consolidation
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient does not have a controlling interest but is assessed to have significant influence on their operations. Certain figures for comparative periods were reclassified to conform to current period presentation.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities (“VIEs”) for the reporting periods ended September 30, 2024 and 2023, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

	September 30,
(in millions)	2024	2023
Current assets	$285	$265
Noncurrent assets	98	121
Total assets	$383	$386

Current liabilities	$241	$228
Noncurrent liabilities	12	13
Total liabilities	$253	$241
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
Adient plc | Form 10-K | 62

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
Receivables
Receivables consist of amounts billed and currently due from customers and revenues that have been recognized for accounting purposes but not yet billed to customers. Adient extends credit to customers in the normal course of business and maintains allowances resulting from the inability or unwillingness of customers to make required payments. The allowances are established based on historical data along with Adient’s assessment of expected credit losses that reflects current and forecasted industry and economic conditions, in accordance with ASC Topic 326, Financial Instruments - Credit Losses. Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of both September 30, 2024 and 2023, $170 million was funded under these programs.

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
Pre-Production Costs Related to Long-Term Supply Arrangements
Adient's policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and administrative expense in the consolidated statements of income. At September 30, 2024 and 2023, Adient recorded within the consolidated statements of financial position $310 million and $274 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year. At September 30, 2024, Adient had $108 million and $202 million of reimbursable costs recorded in current and noncurrent assets, respectively. At September 30, 2023, Adient had $104 million and $170 million of reimbursable costs recorded in current and noncurrent assets, respectively.
Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if Adient has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. At September 30, 2024 and 2023, approximately $50 million and $53 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which Adient had title. In addition, at September 30, 2024, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $156 million and $25 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured. At September 30, 2023, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $151 million and $11 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.
Adient plc | Form 10-K | 63

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

Goodwill and Other Intangible Assets
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments using a fair value method based on management's judgments and assumptions or third-party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient primarily uses an income approach utilizing discounted cash flow analyses. Adient also uses a market approach utilizing published multiples of earnings of comparable entities with similar operational and economic characteristics to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurement.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. An impairment is recorded to the extent the estimated fair value is below the carrying amount of the reporting unit. No goodwill impairment has been recorded in fiscal 2024, 2023 or 2022.
As a result of macroeconomic factors impacting Adient and the automotive industry, a heightened risk of impairment exists for the EMEA reporting unit as the difference between its fair value and carrying value is less than 10% as of September 30, 2024. The decrease in EMEA’s fair value is driven by lower forecasted vehicle volumes from weakening consumer demand, slower consumer adoption of electric vehicles, overcapacity in the industry resulting in pricing pressure, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China. As a result of the heightened risk of impairment, Adient will continuously assess the changing macroeconomic conditions in EMEA including the outlook for consumer demand for vehicles and other factors impacting the region, along with the need for further restructuring actions, all of which impact Adient’s ability to achieve its projected long-term operating performance. Refer to Note 6, “Goodwill and Other Intangible Assets,” of the notes to the consolidated financial statements for additional information.
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
Adient plc | Form 10-K | 64

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

Customers

Essentially all of Adient’s sales are to the automotive industry. Volkswagen Group comprised 13% and 11% of consolidated net sales in fiscal 2024 and 2023, respectively, primarily within the EMEA segment. Ford Motor Company comprised 12% and 11% of consolidated net sales in fiscal 2024 and 2023, respectively, across all segments. Stellantis N.V. comprised 10% and 12% of consolidated net sales in fiscal 2023 and 2022, respectively, primarily within the Americas segment.

Research and Development Costs

Expenditures for research activities relating to product development and improvement (other than those expenditures that are contractually guaranteed for reimbursement from the customer) are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the years ended September 30, 2024, 2023 and 2022 were $372 million, $362 million and $322 million, respectively. A portion of these costs associated with these activities are reimbursed by customers in the amounts of $280 million, $250 million and $194 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

Government Assistance
Adient periodically receives government incentives in the forms of cash grants which are based on making qualifying capital investments in property, plant and equipment. Such assistance is initially recorded as a reduction to property, plant and equipment. Once in use, the balance is systematically recognized in the statements of income as the asset is depreciated over the useful life of the underlying asset. Adient also periodically receives government assistance for creating new job opportunities and maintaining a certain number of employees. Such employment-related incentives are normally deferred as current or noncurrent liabilities as appropriate. These benefits are recognized in the statements of income as a reduction of expense when Adient has met or is expected to meet all related contractual obligations. The impact of government assistance received by Adient and related balances for all periods presented were immaterial.
Foreign Currency Translation
Adient's international operations, in general, use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The resulting translation adjustments are accumulated as a component of AOCI. The aggregate transaction gains (losses) included in net income for the years ended September 30, 2024, 2023 and 2022 were $(3) million, $4 million and $6 million, respectively.
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
Restructuring Costs
Adient recognizes restructuring costs that are probable and reasonably estimable related to separation programs that have been approved by and are committed to by management. In these situations, the affected employees are identified and it is unlikely that actions required to complete the separation plan will change significantly. Costs associated with benefits that are contingent on the employee continuing to provide services are recorded over the required service period. All other costs associated with restructuring activities are expensed as incurred.
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

Adient plc | Form 10-K | 66

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

Earnings Per Share
The following table shows the computation of basic and diluted earnings per share:

	Year Ended September 30,
(in millions, except per share data)	2024	2023	2022
Numerator:
Net income (loss) attributable to Adient	$18	$205	$(120)

Denominator:
Shares outstanding	89.5	94.5	94.8
Effect of dilutive securities	0.6	0.9	—
Diluted shares	90.1	95.4	94.8

Earnings per share:
Basic	$0.20	$2.17	$(1.27)
Diluted	$0.20	$2.15	$(1.27)
The effect of common stock equivalents which would have been anti-dilutive was excluded from the calculation of diluted earnings per share for fiscal 2024 and 2023 and was immaterial. Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share for fiscal 2022 which is a result of being in a loss position.

New Accounting Pronouncements

Standards Adopted During Fiscal 2024

On October 1, 2023, Adient adopted Accounting Standards Codification (“ASU”) 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires disclosures of key terms of Adient's material supplier finance program. Refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information.

Standards Effective After Fiscal 2024

Adient has considered the new standards that are summarized below, each to be effective after fiscal 2024:
Adient plc | Form 10-K | 67

Standard to be Adopted	Description	Date Effective

ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The ASU requires additional disclosures on significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”). The ASU also requires additional disclosures of an amount for other segment items by reportable segment and a description of its composition.	October 1, 2024
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The ASU requires disclosure of additional details about the reporting entity's reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. The ASU also requires further disaggregation of income tax amounts paid by federal, state and foreign, as well as by material jurisdiction.	October 1, 2025
SEC Climate Disclosure Rules Final Rule 33-11275	In March 2024, the SEC adopted the final rule surrounding disclosures of the impacts and risks of climate-related matters that have a material impact on Adient's operations and consolidated financial statements. These disclosures would be required in annual reports and registration statements and would discuss Scope 1 and Scope 2 greenhouse gas emissions along with other climate-related information such as severe weather events and other natural conditions. In April 2024, the SEC voluntarily stayed the climate disclosure rules pending judicial review. Adient is monitoring the outcome and evaluating the impact of these rules on its consolidated financial statements and related disclosures.	October 1, 2025 (under final rules which are now stayed)
ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense: Disaggregation Disclosures (Subtopic 220-40)	The ASU requires disclosures of specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period, including: the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. It also requires disclosures of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	October 1, 2027

2. Revenue Recognition

Adient generates revenue through the sale of automotive seating solutions, including complete seating systems and the components of complete seating systems. Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, the program can be canceled at any time without cause by the customer. Programs awarded to Adient to supply parts to its customers do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is generally recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments (some of which are accounted for as variable consideration and subject to being constrained), net of the impact, if any, of consideration paid to the customer. Approximately 1% of net sales recorded in fiscal 2024 were related to product sales transacted in prior fiscal years.

In pursuit of new program awards, Adient at times agrees to make upfront payments to customers. Each time such a payment is made, Adient evaluates its nature, the underlying economics, legal and compliance ramifications, and other relevant factors and circumstances. These payments are deemed to be consideration payable to customers and are generally recognized as a reduction to revenue once mutually agreed. Certain upfront payments, however, are capitalized as other current and noncurrent assets if they are determined to be incremental, attributable only to the specific new program being awarded, and recoverable. As products under the new program are sold to the customer, the capitalized amount is amortized and recognized as a reduction to revenue over the term of the program, typically between three and seven years. Adient assesses recoverability of the capitalized amounts on an on-going basis. Any amounts that are concluded to be no longer recoverable are immediately recognized as a reduction to revenue. As of September 30, 2024 and 2023, Adient maintained capitalized upfront payments of
Adient plc | Form 10-K | 68

$155 million and $126 million, respectively, within other noncurrent assets.

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No material contract assets or liabilities exist at September 30, 2024. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 17, “Segment Information,” of the notes to consolidated financial statements for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

2024 Transaction
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

2022 Transactions
In conjunction with the 2021 and 2020 Yanfeng Transactions (as defined and described in Form 10-K for the fiscal year ended September 30, 2021), Adient received total proceeds of $693 million during fiscal 2022 from sales of its interests in two nonconsolidated partially-owned affiliates in China.

Assets held for sale
During fiscal 2022, Adient committed to sell certain assets in EMEA. As a result, these assets were classified as assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value, which resulted in an impairment charge of $6 million. Also, the sale of certain operations in EMEA which were classified as held for sale in fiscal 2021 was completed in fiscal 2022 for total proceeds of $46 million.

Adient plc | Form 10-K | 69

4. Inventories

Inventories consisted of the following:

	September 30,
(in millions)	2024	2023
Raw materials and supplies	$582	$644
Work-in-process	29	34
Finished goods	147	163
Inventories	$758	$841

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,
(in millions)	2024	2023
Buildings and improvements	$1,031	$990
Machinery and equipment	3,245	3,097
Construction in progress	152	148
Land	86	84
Total property, plant and equipment	4,514	4,319
Less: accumulated depreciation	(3,104)	(2,937)
Property, plant and equipment - net	$1,410	$1,382

There were no material finance leases included in net property, plant and equipment at September 30, 2024 and 2023.

As of September 30, 2024, Adient is the lessor of properties included in gross building and improvements for $14 million and accumulated depreciation of $10 million. As of September 30, 2023, Adient is the lessor of properties included in gross building and improvements for $13 million and accumulated depreciation of $9 million.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2022	$607	$295	$1,155	$2,057
Business acquisitions	—	—	13	13
Currency translation and other	2	22	—	24
Balance at September 30, 2023	$609	$317	$1,168	$2,094
Business divestiture	—	—	(5)	(5)
Currency translation and other	(3)	24	54	75
Balance at September 30, 2024	$606	$341	$1,217	$2,164

Refer to Note 3, “Acquisitions and Divestitures,” of the notes to consolidated financial statements for additional information.

Adient performed its annual goodwill impairment test during the fourth quarter of fiscal year 2024 using a fair value method based on management's judgments and assumptions regarding future cash flows. These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows, and the appropriate discount rates
Adient plc | Form 10-K | 70

(based on weighted average cost of capital ranging from 15.5% to 18.5%) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections considered the impact of the various issues causing uncertainty in the automotive industry such as weaker vehicle demand impacted by new vehicle affordability and a high interest rate environment, slower global adoption of electric vehicles by consumers, volatile commodity pricing, and persistent inflationary pressures. Specifically in the EMEA region, where Adient recorded significant restructuring charges during fiscal 2024, a heightened risk of impairment exists as the difference between its fair value and carrying value is less than 10%. The EMEA reporting unit maintains $341 million of goodwill at September 30, 2024. The decrease in EMEA’s fair value is driven by lower forecasted vehicle volumes from weakening consumer demand, slower consumer adoption of electric vehicles, overcapacity in the industry resulting in pricing pressure, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China. No goodwill impairment was recorded in fiscal 2024; however, if further degradation in the economic conditions in the EMEA region occur or if significantly higher levels of restructuring actions are needed in the region, the EMEA reporting unit may incur significant impairment of goodwill and other long-lived assets. Adient generally assumes operating margins in future years will normalize over time as it is believed that this is consistent with a market participant view. The current year results are not indicative of future market participant expectations primarily due to the current challenging market conditions as mentioned above. While revenue is not expected to return to historical levels, there are expectations for enhanced profitability and cash flows driven by near-term efficiency actions, strategic review of portfolio and reduction of capital expenditures. Long-term profitability and cash flows will also be impacted by the expiration of underperforming contracts and more profitable business starting in fiscal 2026 along with restructuring benefits taking full effect. Further, the high levels of recent restructurings and the associated significant costs of such actions in the EMEA region are not expected to persist for the long-term at comparable levels.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	September 30, 2024			September 30, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$81	$(39)	$42	$79	$(32)	$47
Customer relationships	563	(246)	317	550	(201)	349
Trademarks and other	25	(13)	12	41	(29)	12
Total intangible assets	$669	$(298)	$371	$670	$(262)	$408

Amortization of other intangible assets for the fiscal years ended September 30, 2024, 2023 and 2022 was $47 million, $50 million and $52 million, respectively. Adient anticipates amortization for fiscal 2025, 2026, 2027, 2028 and 2029 will be approximately $47 million, $46 million, $40 million, $32 million and $32 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

Adient plc | Form 10-K | 71

	September 30,
(in millions)	2024	2023
Balance at beginning of period	$21	$21
Accruals for warranties issued during the period	7	8
Settlements made (in cash or in kind) during the period	(6)	(8)
Balance at end of period	$22	$21

8. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts, computer servers, laptops and fleet vehicles. Adient has elected not to record leases with an initial term of 12 months or less on its consolidated statement of financial position.

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

The components of lease costs for the years ended September 30, 2024, 2023 and 2022 were as follows:

	Year Ended September 30,
(in millions)	2024	2023	2022
Operating lease cost	$108	$108	$117
Short-term lease cost	29	29	20
Total lease cost	$137	$137	$137

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

		September 30,
(in millions)		2024	2023
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$248	$241

Operating lease liabilities - current	Other current liabilities	$78	$77
Operating lease liabilities - noncurrent	Other noncurrent liabilities	168	163
		$246	$240

Weighted average remaining lease term:
Operating leases		5 years	5 years

Weighted average discount rate:
Operating leases		6.2%	6.1%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of September 30, 2024 were as follows:

Adient plc | Form 10-K | 72

Fiscal years (in millions)	Operating Leases
2025	$91
2026	64
2027	46
2028	28
2029	15
Thereafter	47
Total lease payments	291
Less: imputed interest	(45)
Present value of lease liabilities	$246

Supplemental cash flow information related to leases was as follows:

	Year Ended September 30,
(in millions)	2024	2023	2022
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$84	$35	$52

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$108	$108	$116

Adient’s finance leases were not significant to the consolidated financial statements during fiscal 2024, 2023 and 2022. Refer to Note 9, “Debt and Financing Arrangements,” of the notes to consolidated financial statements for additional information.

9. Debt and Financing Arrangements
Long-term and short-term debt consisted of the following:

	September 30,
(in millions)	2024	2023
Long-term debt:
8.25% Notes due 2031	$500	$500
7.00% Secured Notes due 2028	500	500
Term Loan B due in 2031	632	635
4.875% Notes due in 2026	795	795
3.50% Notes due in 2024	—	130
Other bank borrowings and finance lease obligations	5	4
Less: debt issuance costs	(28)	(31)
Gross long-term debt	2,404	2,533
Less: current portion	8	132
Net long-term debt	$2,396	$2,401

Short-term debt:
Other bank borrowings (1)	1	2
Total short-term debt	$1	$2
(1) The weighted average interest rates on short-term debts, based on levels of debt maintained in various jurisdictions, were 5.4% and 10.1% at September 30, 2024 and 2023, respectively.
Adient plc | Form 10-K | 73

Adient US LLC (“Adient US”), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient paid $7 million in debt issuance costs for the amended ABL Credit Facility and will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in Dollars, EURIBOR, in the case of amounts outstanding in Euros, STIBOR, in the case of amounts outstanding in Swedish Krona and SONIA, in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of September 30, 2024, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of approximately $779 million (net of $11 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the “Term Loan B Agreement”) that had an outstanding balance of $632 million as of September 30, 2024. During fiscal 2023, Adient prepaid $350 million of the Term Loan B Agreement principal, and wrote off $2 million of previously deferred financing costs to net financing charges. During fiscal 2024, the Term Loan B Agreement was amended to reduce the applicable margin from 3.25% to 2.75% and extend final maturity to January 31, 2031 (which maturity was previously April 8, 2028). Adient incurred $5 million of costs associated with the modification, of which $4 million was recorded as deferred financing costs. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions.

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

During fiscal 2023, Adient Global Holdings Ltd. (“AGH”), a wholly-owned subsidiary of Adient, issued (i) $500 million (net proceeds of $494 million) in aggregate principal amount of 7% senior secured notes due 2028 and (ii) $500 million (net proceeds of $494 million) in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes are paid on April 15 and October 15 each year, beginning on October 15, 2023. These notes contain covenants that are usual and customary. The total net proceeds of $988 million along with cash on hand were used primarily to redeem $350 million of the senior secured term loan facility under the Term Loan B Agreement as described above, and repurchase €700 million ($743 million) of the 3.50% unsecured notes due 2024 as described below. Adient paid $16 million in debt issuance costs for these new debt issuances.

AGH also maintains 4.875% USD-denominated unsecured notes due 2026. The aggregate principal amount of these notes was $795 million as of September 30, 2024 and 2023. AGH also paid the remaining balance of its 3.50% Euro denominated unsecured notes of €123 million ($132 million) in August 2024 upon final maturity. During fiscal 2023, Adient repurchased €700 million ($743 million) of the 3.50% unsecured notes due 2024 at a premium of €7 million ($7 million) plus €3 million ($3 million) of accrued and unpaid interest, and expensed €2 million ($2 million) of previously deferred financing costs to net financing charges.

Adient plc | Form 10-K | 74

During fiscal 2022, Adient repurchased the entirety of its $600 million, 9.00% Senior First Lien Notes due 2025 at a premium of $34 million plus $19 million of accrued interest.

Principal payments required on long-term debt during the next five years are as follows:

	Year Ended September 30,
(in millions)	2025	2026	2027	2028	2029	Thereafter
Principal payments	$8	$803	$7	$506	$6	$1,102

Net Financing Charges
Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Year Ended September 30,
(in millions)	2024	2023	2022
Interest expense, net of capitalized interest costs	$191	$186	$161
Banking fees and debt issuance cost amortization	18	20	22
Interest income	(28)	(22)	(9)
Premium paid on repurchase of debt	—	7	38
Derivative loss on Yanfeng transaction	—	—	3
Net foreign exchange	8	4	—
Net financing charges	$189	$195	$215
Banking fees in fiscal 2023 and 2022 includes $4 million and $8 million, respectively, of one-time accelerated-deferred financing fee charges associated with voluntary repayments of debt. Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2024, 2023 and 2022 was $187 million, $132 million and $192 million, respectively.

Other Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of both September 30, 2024 and September 30, 2023, $170 million was funded under these programs.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of September 30, 2024, and September 30, 2023, Adient's liabilities related to this program were $76 million and $50 million, respectively. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

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
Adient plc | Form 10-K | 75

Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2024 and 2023, respectively.

The €123 million ($132 million) aggregate principal amount of 3.50% Euro-denominated unsecured notes due August 2024 was previously designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's Euro-denominated notes are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe. During the first quarter of fiscal 2024, Adient de-designated these notes as a net investment hedge concurrent with entering into a foreign exchange forward contract designated as a fair value hedge of the principal balance on the 3.50% notes. The impact of foreign currency changes on the notes and the contract were recorded in net financing charges until payment of the notes and maturity of the foreign exchange forward contract in August 2024.

During the second quarter of fiscal 2024, Adient entered into a ¥685 million ($96 million) foreign exchange forward contract to selectively hedge portions of its net investment in China. Adient de-designated the majority of the contracted amount during fourth quarter of fiscal 2024, resulting in an outstanding contract amount of ¥120 million ($17 million) as of September 30, 2024. The contract matured in October 2024, the impact of which was not material. During the third quarter of fiscal 2024, Adient entered into an additional ¥570 million ($78 million) contract to selectively hedge portions of its net investment in China. The contract is set to mature in October 2025.

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

Adient plc | Form 10-K | 76

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30,
(in millions)	2024	2023	2024	2023
Other current assets
Foreign currency exchange derivatives	$9	$30	$6	$4
Other noncurrent assets
Foreign currency exchange derivatives	1	—	2	—
Total assets	$10	$30	$8	$4

Other current liabilities
Foreign currency exchange derivatives	$32	$8	$—	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	9	6	—	—
Long-term debt
Foreign currency denominated debt	—	130	—	—
Total liabilities	$41	$144	$—	$—

Adient enters into International Swaps and Derivatives Associations master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of September 30, 2024 and 2023, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
	September 30,
(in millions)	2024	2023	2024	2023
Gross amount recognized	$18	$34	$41	$144
Gross amount eligible for offsetting	(9)	(12)	(9)	(12)
Net amount	$9	$22	$32	$132

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Year Ended September 30,
(in millions)	2024	2023	2022
Foreign currency exchange derivatives	$(2)	$89	$8

Adient plc | Form 10-K | 77

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Year Ended September 30,
		2024	2023	2022
Foreign currency exchange derivatives	Cost of sales	$46	$66	$6

During the next twelve months, $23 million of pretax loss on cash flow hedges are expected to be reclassified from AOCI into Adient's consolidated statements of income.

The following table presents the location and amount of pretax gains (losses) on fair value hedge activity in Adient's consolidated statements of income:

(in millions)		Year Ended September 30,
		2024	2023	2022
Foreign currency exchange derivatives	Net financing charges	$1	$—	$—

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Year Ended September 30,
		2024	2023	2022
Foreign currency exchange derivatives	Cost of sales	$(8)	$8	$—
Foreign currency exchange derivatives	Net financing charges	22	(10)	(33)
Total		$14	$(2)	$(33)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (“CTA”) within other comprehensive income (loss) related to net investment hedges was $(5) million, $(67) million and $151 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. For the years ended September 30, 2024, 2023 and 2022, respectively, no significant gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges.

For the years ended September 30, 2024, 2023 and 2022, no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

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

Adient plc | Form 10-K | 78

Recurring Fair Value Measurements

The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value. Refer to Note 14, “Retirement Plans,” of the notes to consolidated financial statements for fair value tables of pension assets.

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$15	$—	$15	$—
Other noncurrent assets
Foreign currency exchange derivatives	3	—	3	—
Total assets	$18	$—	$18	$—
Other current liabilities
Foreign currency exchange derivatives	$32	$—	$32	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	9	—	9	—
Total liabilities	$41	$—	$41	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$34	$—	$34	$—
Total assets	$34	$—	$34	$—
Other current liabilities
Foreign currency exchange derivatives	$8	$—	$8	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	6	—	6	—
Total liabilities	$14	$—	$14	$—

Valuation Methods

Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2024 and 2023, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.4 billion and $2.5 billion at September 30, 2024 and 2023, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

Adient plc | Form 10-K | 79

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

Total stock-based compensation cost included in the consolidated statements of income was $31 million, $34 million and $29 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. No material income tax benefits were recognized in the consolidated statements of income for the share-based compensation arrangements in any of these years due to tax valuation allowances in those years.

The following tables present activity related to the granting of awards during the year ended September 30, 2024 along with the composition of outstanding and exercisable awards at September 30, 2024.

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

A summary of the status of nonvested restricted stock awards at September 30, 2024, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Restricted Shares/Units
Nonvested, September 30, 2023	$38.32	962,089
Granted	32.55	888,994
Vested	36.50	(443,946)
Forfeited	33.99	(216,473)
Nonvested, September 30, 2024	$35.36	1,190,664

At September 30, 2024, Adient had approximately $19 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.9 years.

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

Adient plc | Form 10-K | 80

A summary of the status of Adient's nonvested PSUs at September 30, 2024, and changes for the fiscal year then ended is presented below:

	Weighted Average Price	Performance Shares/Units
Nonvested, September 30, 2023	$36.87	858,583
Granted	32.99	538,680
Vested	27.84	(304,418)
Forfeited	34.88	(285,216)
Nonvested, September 30, 2024	$38.39	807,629

At September 30, 2024, Adient had approximately $8 million of total unrecognized compensation cost related to nonvested performance share units granted. That cost is expected to be recognized over a weighted-average period of 1.9 years.

13. Equity and Noncontrolling Interests

The following table presents changes in AOCI attributable to Adient:

	Year Ended September 30,
(in millions)	2024	2023	2022
Foreign currency translation adjustments
Balance at beginning of period	$(854)	$(836)	$(617)
Aggregate adjustment for the period, net of tax	181	(18)	(219)
Balance at end of period (1)	(673)	(854)	(836)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	13	(8)	(8)
Current period changes in fair value, net of tax	(1)	79	6
Reclassification to income, net of tax	(31)	(58)	(6)
Balance at end of period	(19)	13	(8)
Pension plans
Balance at beginning of period	(1)	(1)	(2)
Net reclassifications to AOCI	—	—	1
Balance at end of period	(1)	(1)	(1)
Accumulated other comprehensive income (loss), end of period	$(693)	$(842)	$(845)

(1) Foreign currency translation adjustments as of September 30, 2024 and 2023 include gains (losses) on designated net investment hedge instruments of $(4) million and $76 million, respectively. During the next twelve months, no significant gains or losses are expected to be reclassified from AOCI into Adient's consolidated statements of income.

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

Adient plc | Form 10-K | 81

	Year Ended September 30,
(in millions)	2024	2023	2022
Beginning balance	$57	$45	$240
Net income (1)	38	27	35
Dividends	(21)	(18)	(66)
Change in noncontrolling interest share	—	—	(153)
Foreign currency translation adjustments	17	3	(11)
Ending balance	$91	$57	$45

(1) During fiscal 2024, a $5 million adjustment was recorded to increase income attributable to noncontrolling interest related to fiscal 2023.

The change in noncontrolling interests in fiscal 2022 relates to Adient’s acquisition of the remaining 25% interest in Chongqing Adient Automotive Components Co., Ltd.

Repurchases of Equity Securities

In November 2022, Adient’s Board of Directors authorized the repurchase of Adient’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal 2023, Adient repurchased and immediately retired 1,756,777 of its ordinary shares at an average purchase price per share of $37.00. The aggregate amount of cash paid to repurchase the shares was $65 million. During fiscal 2024, Adient repurchased and immediately retired 9,424,668 of its ordinary shares at an average purchase price per share of $29.18. The aggregate amount of cash paid to repurchase the shares was $275 million. As of September 30, 2024, the remaining aggregate amount of authorized repurchases was $260 million.

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
For pension plans with accumulated benefit obligations (“ABO”) that exceed plan assets, the projected benefit obligation (“PBO”), ABO and fair value of plan assets of those plans were $162 million, $144 million and $52 million, respectively, as of September 30, 2024, and $155 million, $137 million and $48 million, respectively, as of September 30, 2023.
For pension plans with a PBO that exceed plan assets, the PBO, ABO and fair value of plan assets of those plans were $162 million, $144 million and $52 million, respectively, as of September 30, 2024 and $155 million, $137 million and $48 million, respectively, as of September 30, 2023.

In fiscal 2024, Adient paid contributions to the defined benefit pension plans of $20 million. Contributions of at least $10 million in cash to its defined benefit pension plans are expected in fiscal 2025. Projected benefit payments from the plans as of September 30, 2024 are estimated as follows (in millions):
Adient plc | Form 10-K | 82

2025	$23
2026	25
2027	26
2028	25
2029	24
2030-2033	146
Savings and Investment Plans
Adient sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, Adient will contribute to certain savings plans based on the employees' eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions expense in connection with these plans amounted to $38 million, $46 million and $23 million for fiscal years 2024, 2023 and 2022, respectively.
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

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$5	$5	$—	$—	$—
Equity Securities
Domestic	2	2	—	—	—
International - Developed	19	19	—	—	—
Fixed Income Securities
Government	150	33	90	—	27
Corporate/Other	70	29	29	—	12
Hedge Fund	38	—	38	—	—
Real Estate	9	—	—	—	9
Total	$293	$88	$157	$—	$48
Adient plc | Form 10-K | 83

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$6	$6	$—	$—	$—
Equity Securities
Domestic	1	1	—	—	—
International - Developed	17	17	—	—	—
International - Emerging	—	—	—	—	—
Fixed Income Securities
Government	128	30	75	—	23
Corporate/Other	59	24	25	—	10
Hedge Fund	34	—	34	—	—
Real Estate	18	—	—	4	14
Total	$263	$78	$134	$4	$47

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

Real Estate: The fair value of certain investments in real estate is deemed Level 3 since these investments do not have a readily determinable fair value and requires the fund managers independently to arrive at fair value by calculating NAV per share. In order to calculate NAV per share, the fund managers value the real estate investments using any one, or a combination of, the following methods: independent third-party appraisals, discounted cash flow analysis of net cash flows projected to be generated by the investment and recent sales of comparable investments. Assumptions used to revalue the properties are updated every quarter. Adient believes this is an appropriate methodology to obtain the fair value of these assets.

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

Adient plc | Form 10-K | 84

The following sets forth a summary of changes in the fair value of pension assets measured using significant unobservable inputs (Level 3):

(in millions)	Real Estate
Pension
Asset value as of September 30, 2022	$7
Redemptions	(2)
Unrealized gain	(1)
Asset value as of September 30, 2023	$4
Redemptions	(4)
Asset value as of September 30, 2024	$—

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status:

	Pension Benefits
(in millions)	2024	2023
Accumulated Benefit Obligation	$366	$331
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$349	$340
Service cost	5	5
Interest cost	19	18
Actuarial loss (gain)	28	(15)
Benefits paid	(28)	(20)
Curtailments, settlements and other	(6)	(6)
Currency translation adjustment	17	27
Projected benefit obligation at end of year	$384	$349
Change in Plan Assets:
Fair value of plan assets at beginning of year	$263	$283
Actual return on plan assets	26	(23)
Employer contributions, net	20	17
Benefits paid	(28)	(20)
Curtailments, settlements and other	(6)	(14)
Currency translation adjustment	18	20
Fair value of plan assets at end of year	$293	$263
Funded status	$(91)	$(86)
Amounts recognized in the statement of financial position consist of:
Pension plan assets (other noncurrent assets)	$19	$22
Pension benefits (of which $5 million and $16 million are included in accrued compensation and benefits, respectively)	(110)	(108)
Net amount recognized	$(91)	$(86)

Adient plc | Form 10-K | 85

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Weighted Average Assumptions (1):
Discount rate (2)	4.99%	5.87%	4.75%	5.60%
Rate of compensation increase	N/A	N/A	4.82%	4.53%

(1)	Plan assets and obligations are determined based on a September 30 measurement date.

(2)
Adient considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, Adient uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension plan, Adient uses a discount rate provided by an independent third-party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension plans, Adient consistently uses the relevant country specific benchmark indices for determining the various discount rates.

Accumulated Other Comprehensive Income
The amounts in AOCI on the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2024 and 2023 were $2 million and $2 million, respectively, related to pension benefits.
The amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year for pension and postretirement benefits are not significant.

Net Periodic Benefit Cost

The tables that follow contain the components and key assumptions of net periodic benefit cost related to Adient’s pension plans:

	Pension Benefits
(in millions)	2024	2023	2022
Components of Net Periodic Benefit Cost (Credit):
Service cost	$6	$5	$7
Interest cost	19	18	10
Expected return on plan assets	(12)	(12)	(14)
Net actuarial loss (gain)	13	19	(7)
Settlement loss	1	8	1
Net periodic benefit cost (credit)	$27	$38	$(3)

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022
Expense Assumptions:
Discount rate	5.87%	5.51%	3.06%	5.60%	4.98%	2.14%
Expected return on plan assets	6.75%	6.75%	6.75%	4.95%	4.53%	3.20%
Rate of compensation increase	N/A	N/A	NA	4.53%	4.43%	4.05%

Adient plc | Form 10-K | 86

15. Restructuring and Impairment Costs

Restructuring
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

During fiscal 2024, Adient committed to a restructuring plan of $169 million that was offset by prior period underspend of $1 million and $9 million of cost reimbursement committed by a customer. The fiscal 2024 charges are mostly related to termination benefits in Europe. The 2024 Plan is being implemented in response to the macroeconomic factors occurring in the European automotive market causing reduced production volumes and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with these specific plans will primarily occur in fiscal years 2025 and 2026 and are expected to be substantially complete by fiscal year 2027. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income. The following tables summarize the changes in Adient's restructuring reserve.

(in millions)	Employee Severance and Termination Benefits	Currency Translation and Other	Total
Balance at September 30, 2021	$112	$3	$115
2022 Plan charges	25	—	25
Utilized - cash	(57)	—	(57)
Noncash adjustment - (under) overspend and other	(11)	(12)	(23)
Balance at September 30, 2022	$69	$(9)	$60
2023 Plan charges	39	—	39
Utilized - cash	(53)	—	(53)
Noncash adjustment - (under) overspend and other	1	4	5
Balance at September 30, 2023	$56	$(5)	$51
2024 Plan charges	169	—	169
Utilized - cash	(43)	—	(43)
Noncash adjustment - (under) overspend and other	(1)	6	5
Balance at September 30, 2024	$181	$1	$182

Current restructuring reserve - other current liabilities			$87
Noncurrent restructuring reserve - other noncurrent liabilities			95
Balance at September 30, 2024			$182

Adient's management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in close proximity to customers. This ongoing analysis includes a review of its manufacturing, engineering, purchasing and administrative functions, as well as the overall global footprint for all its businesses. Because of the importance of new vehicle sales by automotive manufacturers, Adient is affected by the general business conditions in the automotive industry. Future adverse developments in the automotive industry could impact Adient's liquidity position, lead to impairment charges and/or require additional restructuring of its operations.

Impairment
During fiscal 2024, Adient recorded an impairment loss of $9 million on its investment in Adient Aerospace. The impairment is included in restructuring and impairment costs in the consolidated statement of income (loss).

Adient plc | Form 10-K | 87

16. Income Taxes

Consolidated income (loss) before income taxes and noncontrolling interests for the years ended September 30, 2024, 2023, and 2022 is as follows:

	Year Ended September 30,
(in millions)	2024	2023	2022
Ireland	$(13)	$(1)	$(2)
United States	(361)	(178)	(595)
Other Foreign	507	474	651
Income before income taxes and noncontrolling interests	$133	$295	$54

The components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
(in millions)	2024	2023	2022
Current
Ireland	$—	$—	$(1)
US - Federal and State	5	4	6
Other Foreign	28	120	84
	33	124	89
Deferred
Ireland	—	—	1
US - Federal and State	—	1	(1)
Other Foreign	(1)	(125)	5
	(1)	(124)	5

Income tax provision	$32	$—	$94

The significant components of Adient's income tax provision are summarized in the following tables. These amounts do not include the impact of income tax expense related to Adient’s nonconsolidated partially-owned affiliates, which is netted against equity income on the consolidated statements of income (loss).

The reconciliation between the Irish statutory income tax rate, and Adient’s effective tax rate is as follows:

Adient plc | Form 10-K | 88

	Year Ended September 30,
(in millions)	2024	2023	2022
Tax expense at Ireland statutory rate	$17	$37	$7
State and local income taxes, net of federal benefit	(15)	(5)	(38)
Foreign tax rate differential	9	22	(1)
Notional interest deduction	(6)	(6)	(6)
Credits and incentives	(12)	(7)	(15)
Repatriation of foreign earnings	18	24	24
Foreign exchange	17	(7)	(2)
Impact of tax rate changes	(1)	—	(3)
Audit settlements and change in uncertain tax positions	(43)	(8)	(2)
Change in valuation allowance	90	(61)	94
Tax adjustments to value of investments	(38)	—	—
Tax impact of corporate equity and business restructuring transactions	1	1	30
Other	(5)	10	6
Income tax provision	$32	$—	$94

The income tax expense was higher than the Irish statutory rate of 12.5% for fiscal 2024 due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, the repatriation of foreign earnings, tax expense related to foreign exchange remeasurements of tax balances primarily in Mexico, and tax expense from the establishment of valuation allowances at certain subsidiaries, partially offset by tax benefits from the release of uncertain tax positions due to audit closures and from the release of valuation allowances at certain subsidiaries. No items included in the other category are individually, or when appropriately aggregated, significant.

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

Adient’s foreign tax rate differential primarily comprises two components. First is the difference in foreign tax rates from the Irish statutory tax rate that will fluctuate with the mix of income and losses in multiple jurisdictions with higher or lower statutory tax rates. Second is the elimination of the effects, at the Irish statutory tax rate, on the amount of income reported for nonconsolidated partially-owned affiliates whose corresponding income tax expense is already netted against equity income on the consolidated statements of income and reflected in income (loss) before income taxes. During fiscal 2024, 2023 and 2022, significant income and loss jurisdictions include Brazil, China, Germany, Luxembourg, Mexico, Thailand, the United Kingdom, and the United States, with federal statutory tax rates ranging between 16% and 34%, which are all above the Irish statutory rate of 12.5%.

Due to the significant jurisdictions in which it operates having statutory tax rates higher than the Irish statutory rate of 12.5%, Adient generally expects that foreign tax rate differentials will continue to result in net expense when its consolidated subsidiaries generate net pretax income and overall pretax income does not consist primarily of equity income from nonconsolidated partially-owned affiliates. In periods in which Adient’s consolidated subsidiaries generate net losses, or overall pretax income consists primarily of equity income reported from nonconsolidated partially-owned affiliates, Adient generally expects that foreign tax rate differentials will result in a net benefit. During fiscal 2024 and 2023, Adient’s pretax income was primarily generated by Adient’s consolidated subsidiaries, resulting in a net foreign tax rate differential expense. During fiscal 2022, Adient’s pretax income consisted primarily of income of nonconsolidated partially-owned affiliates whose corresponding
Adient plc | Form 10-K | 89

income tax expense is netted against equity income on the consolidated statements of income, with the elimination of the effects at the Irish statutory tax rate resulting in a net foreign tax rate differential benefit.

For fiscal 2024, the foreign tax differential expense of $9 million includes $20 million related to the higher tax expense resulting from the tax rate differential primarily from the mix of income and losses in the significant jurisdictions listed above with higher statutory tax rates than Ireland, which was partially offset by $11 million related to the elimination of the tax effects of the equity income from nonconsolidated partially-owned affiliates whose corresponding income tax expense is already netted in income before income taxes.

For fiscal 2023, the foreign tax differential expense of $22 million includes $33 million related to the higher tax expense resulting from the tax rate differential primarily from the mix of income and losses in the significant jurisdictions listed above with higher statutory tax rates than Ireland, which was partially offset by $11 million related to the elimination of the tax effects of the equity income from nonconsolidated partially-owned affiliates whose corresponding income tax expense is already netted in income before income taxes.

For fiscal 2022, the foreign tax differential benefit of $1 million includes $9 million related to the elimination of the tax effects of the equity income from nonconsolidated partially-owned affiliates, partially offset by $8 million related to the higher tax expense resulting from tax rate differential primarily related to the mix of income and losses in Adient’s consolidated subsidiaries with tax rates higher than Ireland.

Deferred taxes are classified in the consolidated statements of financial position as follows:

	September 30,
(in millions)	2024	2023
Other noncurrent assets	$245	$253
Other noncurrent liabilities	(191)	(206)
Net deferred tax asset	$54	$47

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included:

	September 30,
(in millions)	2024	2023
Deferred tax assets:
Accrued expenses and reserves	$123	$135
Employee and retiree benefits	24	25
Net operating loss and other carryforwards	1,400	1,293
Property, plant and equipment	114	113
Intangible assets	112	132
Operating lease liabilities	57	55
Research and development	102	66
	1,932	1,819
Valuation allowances	(1,769)	(1,655)
	163	164
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	39	38
Indirect tax credits	—	10
Operating lease right-of-use assets	57	55
Other	13	14
	109	117
Net deferred tax asset	$54	$47

Adient plc | Form 10-K | 90

At September 30, 2024, Adient had available net operating loss carryforwards of approximately $4.7 billion which are available to reduce future tax liabilities. Net operating loss carryforwards of $2.4 billion will expire at various dates between 2025 and 2044, with the remainder having an indefinite carryforward period. Net operating loss carryforwards of $3.4 billion are offset by a valuation allowance.

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

Given current earnings and anticipated future earnings at certain subsidiaries, Adient believes that there is a possibility that sufficient positive evidence may become available that would allow the release of all, or a portion of, valuation allowances at certain subsidiaries within the next twelve months. A release of valuation allowances, if any, would result in the recognition of certain deferred tax assets which could generate a material income tax benefit for the period in which such release is recorded.

As a result of Adient's fiscal 2024 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined it was more likely than not that certain deferred tax assets would be realizable and recorded an income tax benefit of $14 million in China, $8 million in Mexico, $7 million in France, and $6 million in Japan to release valuation allowances. In addition, Adient determined it was necessary to establish valuation allowances on certain deferred tax assets in Poland and Mexico, recording tax expense of $14 million and $5 million, respectively. Adient continues to record valuation allowances on certain deferred tax assets in Germany, Hungary, Luxembourg, Mexico, Poland, Spain, the United Kingdom, the U.S. and other jurisdictions as it remains more likely than not that they will not be realized. During fiscal 2024, the valuation allowance in Luxembourg increased by $38 million related to tax adjustments to the value of certain investments, with an offsetting increase in net operating loss carryforwards and no net impact to tax expense.

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

Adient regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. For the year ended September 30, 2024, Adient believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial statements. However, the final determination with respect to tax audits and any related litigation could be materially different from Adient’s estimates.

For the years ended September 30, 2024, 2023 and 2022, Adient had gross tax effected unrecognized tax benefits of $422 million, $527 million, and $499 million, respectively. If recognized, $106 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest for the years ended September 30, 2024, 2023 and 2022, was approximately $21 million, $31 million and $22 million, respectively (net of tax benefit). Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Adient plc | Form 10-K | 91

During fiscal 2024, Adient settled audits in various jurisdictions that resulted in a $115 million reduction to its unrecognized tax benefits, of which $63 million was recorded as a tax benefit. The remaining difference primarily offset other changes in deferred tax balances.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2024	2023	2022
Beginning balance	$527	$499	$499
Additions for tax positions related to the current year	6	2	62
Additions for tax positions of prior years	18	50	2
Reductions for tax positions of prior years	(9)	(5)	(52)
Settlements with taxing authorities	(115)	(11)	(3)
Statute closings	(5)	(8)	(9)
Ending balance	$422	$527	$499

During the next twelve months, it is possible that tax audit resolutions or applicable statute of limitation lapses could result in a significant change in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, Adient is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits.

Adient has recorded a deferred tax liability of approximately $39 million as of September 30, 2024 on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates for which Adient does not have an indefinite reinvestment assertion. Adient has not provided for deferred taxes on the remainder of undistributed earnings from consolidated foreign affiliates because such earnings should not give rise to additional tax liabilities upon repatriation or are considered to be indefinitely reinvested. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

Income taxes paid for the fiscal years ended September 30, 2024, 2023 and 2022 were $96 million, $94 million and $77 million, respectively.

Impacts of Tax Legislation and Change in Statutory Tax Rates

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. Adient does not expect the provisions of the legislation to have a significant impact on the effective tax rate or the income tax payable and deferred income tax positions of Adient.

During fiscal years 2024, 2023, and 2022, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the consolidated financial statements.

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
Adient plc | Form 10-K | 92

certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.

The following table summarizes net sales and adjusted EBITDA by reportable segment for fiscal 2024, 2023 and 2022:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Fiscal 2024
Net sales	$6,763	$5,029	$2,989	$(93)	$14,688
Adjusted EBITDA	$375	$155	$439	$(89)	$880

Fiscal 2023
Net sales	$7,220	$5,195	$3,085	$(105)	$15,395
Adjusted EBITDA	$336	$232	$464	$(94)	$938

Fiscal 2022
Net sales	$6,557	$4,764	$2,926	$(126)	$14,121
Adjusted EBITDA	$242	$138	$383	$(88)	$675

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income before income taxes:

	Year Ended September 30,
(in millions)	2024	2023	2022
Adjusted EBITDA
Americas	$375	$336	$242
EMEA	155	232	138
Asia	439	464	383
Subtotal	969	1,032	763
Corporate-related costs (1)	(89)	(94)	(88)
Restructuring and impairment costs (2)	(168)	(40)	(25)
Purchase accounting amortization (3)	(48)	(52)	(54)
Restructuring related activities (4)	—	2	(6)
Loss on disposal transactions (5)	(7)	(6)	—
Depreciation	(285)	(290)	(298)
Equity based compensation	(31)	(34)	(29)
Other items (6)	2	5	(4)
Earnings before interest and income taxes	343	523	259
Net financing charges	(189)	(195)	(215)
Other pension income (expense)	(21)	(33)	10
Income before income taxes	$133	$295	$54

Notes:
(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and one-time asset impairments. During fiscal 2024, an impairment charge of $9 million related to Adient’s investment in Adient Aerospace was recorded. During fiscal 2022, an impairment charge of $4 million related to the withdrawal from and sale of its operations in Russia, and a held-for-sale impairment charge of $6 million were recorded in EMEA. Refer to Note 15, “Restructuring and Impairment Costs,” of the notes to the consolidated financial statements for more information.

Adient plc | Form 10-K | 93

(3) Reflects amortization of intangible assets including those related to partially owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. Fiscal 2024 and 2023 also each include a non-recurring $10 million gain on the sale of two restructured facilities in Americas.

(5) Fiscal 2024 reflects an $8 million loss on sale of 51% of Adient's interest in LFADNT (as described in Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements), partially offset by a $1 million gain on sale of a nonconsolidated partially-owned affiliate. Fiscal 2023 reflects $3 million and $3 million of non-cash impairment related to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively,

(6) Fiscal 2024 reflects a $3 million non-recurring gain on a contract related settlement and $1 million of indirect tax recoveries in Brazil, partially offset by $1 million of transaction costs and a $1 million one-time divestiture related impact at an affiliate. Fiscal 2023 reflects $4 million of one-time divestiture gain at an affiliate and $4 million of a gain associated with the retrospective recovery of indirect tax credits in Brazil, partially offset by $3 million of transaction costs. Fiscal 2022 includes $3 million and $7 million of non-cash impairments of certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively, $8 million of transaction costs, a $14 million charge related to a non-recurring contract related settlement, $1 million of accounts receivable allowances resulting from the withdrawal from and sale of operations in Russia, and $2 million of loss on finalization of asset sale in Turkey, partially offset by a gain of $32 million associated with the retrospective recovery of indirect tax credits in Brazil.

Additional Segment Information

	Year Ended September 30, 2024
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Net Sales	$6,763	$5,029	$2,989	$(93)	$14,688
Equity Income	3	15	73	(1)	90
Total Assets	2,863	2,349	3,185	954	9,351
Depreciation	127	112	46	—	285
Amortization	12	2	33	—	47
Capital Expenditures	100	107	59	—	266

(1) Reconciling items include the elimination of intercompany transactions, corporate-related assets and other amounts to reconcile to consolidated totals. Specific reconciling items for equity income represents $1 million of purchase accounting amortization. Corporate-related assets primarily include cash and assets held for sale.

	Year Ended September 30, 2023
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Net Sales	$7,220	$5,195	$3,085	$(105)	$15,395
Equity Income	3	16	71	(6)	84
Total Assets	3,122	2,252	2,930	1,120	9,424
Depreciation	133	107	50	—	290
Amortization	12	3	35	—	50
Capital Expenditures	114	81	57	—	252

(1) Reconciling items include the elimination of intercompany transactions, corporate-related assets and other amounts to reconcile to consolidated totals. Specific reconciling items for equity income represents $6 million of non-cash impairments of Adient's investments in partially-owned affiliates, $2 million of restructuring related charges, and $2 million of purchase accounting amortization, partially offset by a $4 million gain on sale of certain assets at affiliates in China. Corporate-related assets primarily include cash and assets held for sale.
Adient plc | Form 10-K | 94

	Year Ended September 30, 2022
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Net Sales	$6,557	4,764	$2,926	(126)	$14,121
Equity Income	—	12	76	(13)	75
Total Assets	3,073	2,166	2,959	960	9,158
Depreciation	130	116	52	—	298
Amortization	12	4	36	—	52
Capital Expenditures	104	73	50	—	227

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

Adient plc | Form 10-K | 95

Geographic Information

Financial information relating to Adient's operations by geographic area is as follows:

Net Sales
	Year Ended September 30,
(in millions)	2024	2023	2022
Americas
United States	$5,893	$6,530	$5,876
Mexico	2,634	2,661	2,427
Other Americas	314	338	377
Regional Elimination	(2,078)	(2,309)	(2,123)
	6,763	7,220	6,557
EMEA
Germany	942	1,046	862
Poland	939	963	770
Czech Republic	756	900	962
Other EMEA	3,736	3,714	3,462
Regional Elimination	(1,344)	(1,428)	(1,292)
	5,029	5,195	4,764
Asia
China	1,420	1,385	1,374
Thailand	496	564	508
Korea	488	534	534
Japan	344	373	264
Other Asia	294	284	270
Regional Elimination	(53)	(55)	(24)
	2,989	3,085	2,926

Inter-segment elimination	(93)	(105)	(126)

Total	$14,688	$15,395	$14,121

Adient plc | Form 10-K | 96

Long-Lived Assets (consisting of net property, plant and equipment)
	Year Ended September 30,
(in millions)	2024	2023
Americas
United States	$420	$446
Mexico	151	152
Other Americas	17	18
	588	616
EMEA
Germany	127	127
Poland	155	131
Czech Republic	35	30
Other EMEA	233	228
	550	516
Asia
China	115	113
Thailand	52	45
Korea	23	22
Japan	62	51
Other Asia	20	19
	272	250

Total	$1,410	$1,382

18. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the “Equity income” line in the consolidated statements of income (loss). Adient maintains total investments in partially-owned affiliates of $338 million and $303 million at September 30, 2024 and 2023, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	% ownership at September 30,
Name of key partially-owned affiliate	2024	2023
KEIPER Seating Mechanisms Co., Ltd. (“KEIPER”)	50.0%	50.0%
Changchun FAWAY Adient Automotive Systems Co. Ltd. (“CFAA”)	49.0%	49.0%

	Year Ended September 30,
(in millions)	2024	2023	2022
Income statement data:
Net sales	$3,783	$3,791	$4,039
Gross profit	$368	$346	$374
Net income	$184	$173	$189
Net income attributable to the entity	$182	$171	$187

Adient plc | Form 10-K | 97

	September 30,
(in millions)	2024	2023
Balance sheet data:
Current assets	$2,072	$1,800
Noncurrent assets	$730	$756
Current liabilities	$1,875	$1,639
Noncurrent liabilities	$269	$283

During fiscal 2023, Adient concluded that indicators of other-than-temporary impairment were present related to nonconsolidated partially-owned affiliates in Asia and EMEA, and recorded non-cash impairment charges of $3 million and $3 million as a result, respectively.

In fiscal 2023 and 2022, Adient and KEIPER have modified existing supply agreements, resulting in reductions in Adient’s purchase prices on certain products. Such modifications resulted in reductions of $25 million and $34 million in Adient’s cost of sales and equity income, respectively, during fiscal 2023. The modifications resulted in reductions of $14 million and $17 million in Adient’s cost of sales and equity income, respectively, during fiscal 2022.

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $3 million and $4 million at September 30, 2024 and 2023, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

The following table sets forth the location and amounts of net sales to and purchases from related parties included in Adient's consolidated statements of income (loss):

		Year Ended September 30,
(in millions)		2024	2023	2022
Net sales to related parties	Net sales	$251	$253	$247
Purchases from related parties	Cost of sales	399	397	434

Adient plc | Form 10-K | 98

The following table sets forth the location and amount of accounts receivable due from and payable to related parties in Adient's consolidated statements of financial position:

		September 30,
(in millions)		2024	2023
Accounts receivable due from related parties	Accounts receivable	$28	$26
Accounts payable due to related parties	Accounts payable	114	67

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.

Adient plc | Form 10-K | 99

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, Adient conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2024, the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, the principal executive officer and principal financial officer concluded that Adient's disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in Adient's reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to Adient's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Definition of and Inherent Limitations over Internal Control over Financial Reporting

Adient's internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer, or persons performing similar functions, and effected by Adient's Board of Directors, management and other personnel designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Adient's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures are being made only in accordance with authorizations of Adient's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Adient's assets that could have a material effect on the financial statements.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of Adient's internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that Adient maintained effective internal control over financial reporting as of September 30, 2024. The effectiveness of Adient's internal control over financial reporting as of September 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

During fiscal 2024, Adient implemented a new enterprise resource planning (“ERP”) system at certain of its 100% owned entities in China. The implementation of the ERP system is planned to occur in phases over the coming years for all majority-owned entities in China. There were no other changes in internal control over financial reporting during the fiscal year ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, Adient's internal control over financial reporting.

Adient plc | Form 10-K | 100

Item 9B. Other Information

During the fourth quarter of fiscal year 2024, none of Adient’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

On November 14, 2024, the Board of Directors (the “Board”) of Adient plc (“Adient”) approved a restricted stock unit award for Jerome J. Dorlack, Adient’s President and Chief Executive Officer (the “Replacement RSU Award”), pursuant to Adient’s 2021 Omnibus Incentive Plan in replacement of 30% of his salary for calendar year 2025 in connection with a salary reduction program, which is being done to further Adient’s commitment to aligning pay with performance and the interests of Adient’s chief executive officer with the interests of its shareholders. The Replacement RSU Award will have a grant date of January 1, 2025, and a grant date fair value in an amount equal to 30% of his salary as in effect at the time of grant. The terms of the Replacement RSU Award will be reflected in a form of Restricted Shares or Restricted Share Unit Award Agreement that was previously approved for use in granting a salary replacement restricted stock unit award to Mr. Dorlack, as disclosed in Adient’s Current Report on Form 8-K dated as of November 8, 2023. The Replacement RSU Award granted to Mr. Dorlack will vest upon the one-year anniversary of the grant date (subject to continued vesting upon an involuntary termination without cause, or accelerated vesting upon death or disability).

On November 14, 2024, the Human Capital and Compensation Committee (the “Committee”) of the Board approved a one-time restricted stock unit retention award for James J. Huang, Adient’s Executive Vice President, APAC (the “Special RSU Award”), pursuant to Adient’s 2021 Omnibus Incentive Plan based on the centrality of his role in fiscal year 2024 and his key contributions to date. The Special RSU Award had a grant date of November 14, 2024 and a grant date fair value in an amount equal to $2,000,000. The Special RSU Award granted to Mr. Huang will vest one-half per year over two years (subject to continued vesting upon an involuntary termination without cause, or accelerated vesting upon death or disability). The terms of the Special RSU Award will be reflected in a form of Restricted Shares or Restricted Share Unit Award Agreement (the “Special RSU Agreement”), which is filed as Exhibit 10.42 to this Annual Report on Form 10-K and incorporated by reference herein. The foregoing description of the Special RSU Agreement is not complete and is qualified in its entirety by the full text of the Special RSU Agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Adient plc | Form 10-K | 101

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Adient intends to hold its 2025 annual general meeting of shareholders on March 11, 2025.

The information required by this Item is set forth under the sections entitled "Q: Where can I find Corporate Governance materials for Adient?," "Proposal One: Election of Directors," "Corporate Governance," "Board and Committee Information," "Audit Committee Report," and "Delinquent Section 16(a) Reports" in Adient's 2025 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after September 30, 2024 in connection with the solicitation of proxies for Adient's 2025 annual general meeting of shareholders and is incorporated herein by reference.

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

Adient has an Insider Trading Policy governing the purchase, sale and/or other dispositions of its securities by Adient’s directors, officers, employees and related persons that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to Adient. A copy of the Insider Trading Policy, as amended to date, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is set forth under the sections entitled “Corporate Governance,” “Board and Committee Information,” “Human Capital and Compensation Committee Report,” “Compensation Discussion and Analysis,” “Director Compensation,” “Potential Payments upon Termination and Change in Control,” and “Security Ownership of Certain Beneficial Owners and Management” in Adient's 2025 Proxy Statement to be filed with the SEC within 120 days after September 30, 2024 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in Adient's 2025 Proxy Statement to be filed with the SEC within 120 days after September 30, 2024 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the section entitled “Corporate Governance,” “Certain Relationships and Related Person Transactions” and “Board and Committee Information” in Adient's 2025 Proxy Statement to be filed with the SEC within 120 days after September 30, 2024 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth under the section entitled "Audit Committee Report" in Adient's 2025 Proxy Statement to be filed with the SEC within 120 days after September 30, 2024 and is incorporated herein by reference.

Adient plc | Form 10-K | 102

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

ADIENT AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Year Ended September 30,
(in millions)	2024	2023	2022
Accounts Receivable - Allowances
Balance at beginning of period	$15	$21	$29
Provision charged to costs and expenses	13	9	10
Reserve adjustments	(5)	(15)	(16)
Currency translation	1	—	(2)
Balance at end of period	$24	$15	$21
Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$1,655	$1,662	$1,637
Allowance provision (benefit) for operating and other loss carryforwards	90	(61)	94
Allowance provision (benefit) adjustments	24	54	(69)
Balance at end of period	$1,769	$1,655	$1,662

All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

Adient plc | Form 10-K | 103

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

4.3
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

4.5
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

4.7
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

4.8
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

4.9
Guarantor Supplemental Indenture to the Dollar Notes Indenture, dated as of October 3, 2019, by and among Adient Global Holdings Ltd, the subsidiary of Adient Global Holdings Ltd party thereto, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.16 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).

Adient plc | Form 10-K | 104

4.10
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

4.11	Description of securities (incorporated by reference to Exhibit 4.17 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).

4.12
Third Supplemental Indenture, dated as of February 10, 2022, among Adient US LLC, the guarantors party thereto and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to Adient plc’s Current Report on Form 8-K filed February 10, 2022 (File No. 1-37757)).

4.13
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

4.14
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

4.15
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

4.16
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

Adient plc | Form 10-K | 105

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

10.16
Written description of Adient US LLC severance benefit for certain executive officers (incorporated by reference to Exhibit 10.18 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).*

10.17
Adient plc Non-Employee Directors Compensation Summary and Ownership Guidelines, as amended and restated effective as of October 1, 2022 (incorporated by reference to Exhibit 10.17 to Adient plc’s Annual Report on Form 10-K filed November 17, 2023 (File No. 1-37757)).*

10.18
Adient plc Executive Share Ownership Guidelines effective as of September 17, 2019 (incorporated by reference to Exhibit 10.20 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).*

10.19
Form of Key Executive Severance and Change of Control Agreement by and among Adient plc, Adient US LLC and the following executive officers: Jerome J. Dorlack, James D. Conklin, Stephanie S. Marianos, Mark A. Oswald, and Heather M. Tiltmann (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed January 20, 2017 (File No. 1-37757)).*

Adient plc | Form 10-K | 106

10.20
Employment Contract, dated October 29, 2018, entered into between Adient Germany Ltd. & Co. KG and Michel Pierre Berthelin. (incorporated by reference to Exhibit 10.2 to Adient plc’s Quarterly Report on Form 10-Q filed August 7, 2019 (File No. 1-37757)).*

10.21
Labour Contract, dated as of March 6, 2016, by and between Adient Management (China) Co., Ltd. and Jian James Huang (incorporated by reference to Exhibit 10.29 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).*

10.22
Master Agreement, dated as of January 31, 2020, by and among Adient plc, Yanfeng Automotive Trim Systems Company Ltd., Adient Yanfeng Seating Mechanisms Co., Ltd., Yanfeng Adient Seating Co., Ltd. and Yanfeng Global Automotive Interior Systems Co., Ltd. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on January 31, 2020).*

10.23
Amendment to the Joint Venture Contract of Yanfeng Adient Seating Co., Ltd. (effective upon the satisfaction of the relevant conditions set forth in the Master Agreement filed as Exhibit 10.29 to this Form 10-K) (incorporated by reference to Exhibit 10.2. to Adient plc’s Current Report on Form 8-K filed on January 31, 2020).*

10.24
Restricted Shares or Restricted Share Unit Award Agreement for grants made July 1, 2020 under the Adient plc Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on May 28, 2020).*

10.25
Amended and Restated Master Agreement, dated as of June 24, 2020, by and among Adient plc, Yanfeng Automotive Trim Systems Company Ltd., Adient Yanfeng Seating Mechanisms Co., Ltd., Yanfeng Adient Seating Co., Ltd. and Yanfeng Global Automotive Interior Systems Co., Ltd. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on June 24, 2020).*

10.26
Adient US LLC Retirement Restoration Plan, as amended and restated effective January 1, 2021 (incorporated by reference to Exhibit 10.33 to Adient plc’s Annual Report on Form 10-K filed November 30, 2020 (File No. 1-37757)).*

10.27
Master Agreement, dated as of March 12, 2021, by and among Adient plc, Adient Asia Holdings Co., Ltd., Qiyue (Shanghai) Trading Co., Ltd., Yanfeng Automotive Trim Systems Co., Ltd., Yanfeng Adient Seating Co., Ltd. and KEIPER Seating Mechanisms Co., Ltd. (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on March 12, 2021).#

10.28
Ancillary Master Agreement, dated as of March 12, 2021, by and among Adient plc, Adient Asia Holdings Co., Ltd., Yanfeng Adient Seating Co., Ltd., Yanfeng Automotive Trim Systems Co., Ltd. and KEIPER Seating Mechanisms Co., Ltd. (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed on March 12, 2021).#

10.29
Equity Transfer Agreement, dated as of March 12, 2021, by and between Yanfeng Automotive Trim Systems Co., Ltd. and Adient Asia Holdings Co., Ltd. (incorporated by reference to Exhibit 10.3 to Adient plc’s Current Report on Form 8-K filed on March 12, 2021.).#

10.30
Amendment No. 1 dated April 8, 2021 to the Term Loan Credit Agreement dated as of May 6, 2019, among the Borrowers, the lenders party hereto, and the Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on April 9, 2021.).

10.31
Restricted Shares or Restricted Share Unit Award Agreement for certain salary reduction replacement grants made under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on June 30, 2021.).*

10.32
Form of Restricted Shares or Restricted Share Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed on March 10, 2021 (File No. 1-37757)).*

Adient plc | Form 10-K | 107

10.33
Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Annex A to Adient plc’s definitive proxy statement on Schedule 14A filed on January 26, 2021 for the Adient plc 2021 annual general meeting of shareholders held March 9, 2021 (File No. 1-37757)).*

10.34
Form of Performance Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Adient plc’s Current Report on Form 8-K filed on March 10, 2021 (File No. 1-37757)).*

10.35
Form of Adient plc Performance Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan, as updated in March 2022 (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed on May 5, 2022 (File No. 1-37757)).*

10.36
Form of Restricted Shares or Restricted Share Unit Award Agreement for the 2022 salary replacement awards for Douglas G. Del Grosso and Jerome J. Dorlack made under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on September 23, 2022 (File No. 1-37757)).*

10.37
Amendment Agreement No. 1, dated March 13, 2023, to Amended and Restated Revolving Credit Agreement, dated as of November 2, 2022, among Adient US LLC, the other borrower subsidiaries party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed May 3, 2023 (File No. 1-37757)).

10.38
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

10.39
Amendment Agreement, dated March 13, 2023, to Term Loan Credit Agreement, dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to Adient plc’s Quarterly Report on Form 10-Q filed May 3, 2023 (File No. 1-37757)).

10.40
Amendment No. 2, dated April 24, 2023, to the Term Loan Credit Agreement dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to Adient plc’s Quarterly Report on Form 10-Q filed May 3, 2023 (File No. 1-37757)).

10.41
Amendment No. 3 dated January 31, 2024 to the Term Loan Credit Agreement dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on February 1, 2024 (File No. 1-37757)).

10.42	Form of Restricted Shares or Restricted Share Unit Award Agreement for certain retention awards made under the Adient plc 2021 Omnibus Incentive Plan.*

19.1	Adient plc Insider Trading Policy.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Adient plc | Form 10-K | 108

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Adient plc Amended and Restated Executive Compensation Incentive Recoupment Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Adient hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Item 16.	Form 10-K Summary

Not applicable.
Adient plc | Form 10-K | 109

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc

By:	/s/ Jerome J. Dorlack
Jerome J. Dorlack
President and Chief Executive Officer and a Director
Date:	November 18, 2024

By:	/s/ Mark A. Oswald
Mark A. Oswald
Executive Vice President and Chief Financial Officer
Date:	November 18, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 18, 2024, by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ Jerome J. Dorlack	/s/ Mark A. Oswald
Jerome J. Dorlack	Mark A. Oswald
President and Chief Executive Officer and a Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Gregory S. Smith	/s/ Frederick A. Henderson
Gregory S. Smith	Frederick A. Henderson
Senior Vice President and Chief Accounting Officer	Non-Executive Chairman and Director
(Principal Accounting Officer)

/s/ Julie L. Bushman	/s/ Peter H. Carlin
Julie L. Bushman	Peter H. Carlin
Director	Director

/s/ Ricky T. Dillon	/s/ Jodi E. Eddy
Ricky T. Dillon	Jodi E. Eddy
Director	Director

/s/ Richard Goodman	/s/ José M. Gutiérrez
Richard Goodman	José M. Gutiérrez
Director	Director

/s/ Barb J. Samardzich
Barb J. Samardzich
Director

Adient plc | Form 10-K | 110