Form 10-Q
period 2024-12-31
Adient plc
filed 2025-01-28
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
or
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

At December 31, 2024, 83,927,513 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended December 31, 2024

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income
(unaudited)

	Three Months Ended December 31,
(in millions, except per share data)	2024	2023
Net sales	$3,495	$3,660
Cost of sales	3,279	3,414
Gross profit	216	246
Selling, general and administrative expenses	125	147
Restructuring and impairment costs	23	11
Equity income	25	23
Earnings before interest and income taxes	93	111
Net financing charges	45	44
Other pension expense	1	2
Income before income taxes	47	65
Income tax provision	22	20
Net income	25	45
Income attributable to noncontrolling interests	25	25
Net income attributable to Adient	$—	$20

Earnings per share:
Basic	$—	$0.22
Diluted	$—	$0.21

Shares used in computing earnings per share:
Basic	84.4	92.9
Diluted	84.7	93.6

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended December 31,
(in millions)	2024	2023
Net income	$25	$45
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(236)	142
Realized and unrealized gains (losses) on derivatives	(8)	9
Other comprehensive income (loss)	(244)	151
Total comprehensive income (loss)	(219)	196
Comprehensive income attributable to noncontrolling interests	6	38
Comprehensive income (loss) attributable to Adient	$(225)	$158

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	December 31, 2024	September 30, 2024
Assets
Cash and cash equivalents	$860	$945
Accounts receivable - net	1,415	1,896
Inventories	721	758
Other current assets	523	487
Current assets	3,519	4,086
Property, plant and equipment - net	1,334	1,410
Goodwill	2,091	2,164
Other intangible assets - net	344	371
Investments in partially-owned affiliates	318	338
Assets held for sale	7	8
Other noncurrent assets	920	974
Total assets	$8,533	$9,351
Liabilities and Shareholders' Equity
Short-term debt	$—	$1
Current portion of long-term debt	8	8
Accounts payable	2,244	2,552
Accrued compensation and benefits	280	358
Other current liabilities	719	759
Current liabilities	3,251	3,678
Long-term debt	2,394	2,396
Pension and postretirement benefits	96	105
Other noncurrent liabilities	569	638
Long-term liabilities	3,059	3,139
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	62	91
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at December 31, 2024	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 83,927,513 shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	3,682	3,712
Accumulated deficit	(885)	(885)
Accumulated other comprehensive income (loss)	(920)	(693)
Shareholders' equity attributable to Adient	1,877	2,134
Noncontrolling interests	284	309
Total shareholders' equity	2,161	2,443
Total liabilities and shareholders' equity	$8,533	$9,351

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended December 31,
(in millions)	2024	2023
Operating Activities
Net income attributable to Adient	$—	$20
Income attributable to noncontrolling interests	25	25
Net income	25	45
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	69	72
Amortization of intangibles	11	11
Pension and postretirement expense	2	3
Pension and postretirement contributions, net	(8)	(10)
Equity in earnings of partially-owned affiliates, net of dividends received	(15)	(6)
Gain on sale of interests in nonconsolidated partially-owned affiliates	(4)	—
Deferred income taxes	7	(6)
Non-cash impairment charges	10	—
Equity-based compensation	5	13
Other	(3)	—
Changes in assets and liabilities, excluding impact of acquisitions/divestitures:
Receivables	402	234
Inventories	6	29
Other assets	(70)	(81)
Accounts payable and accrued liabilities	(329)	(265)
Accrued income taxes	1	2
Cash provided by operating activities	109	41
Investing Activities
Capital expenditures	(64)	(55)
Sale of property, plant and equipment	6	14
Business divestitures	27	(3)
Other	(3)	—
Cash used by investing activities	(34)	(44)
Financing Activities
Increase (decrease) in short-term debt	(1)	5
Repayment of long-term debt	(2)	—
Debt financing costs	(1)	—
Share repurchases	(25)	(100)
Acquisition of a noncontrolling interest	(28)	—
Dividends paid to and other transactions with noncontrolling interests	(42)	(48)
Share based compensation and other	(3)	(12)
Cash used by financing activities	(102)	(155)
Effect of exchange rate changes on cash and cash equivalents	(58)	38
Decrease in cash and cash equivalents	(85)	(120)
Cash and cash equivalents at beginning of period	945	1,110
Cash and cash equivalents at end of period	$860	$990

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

Basis of Presentation
The unaudited consolidated financial statements of Adient have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair statement of the results of operations, financial position and cash flows of Adient for the interim periods presented. Certain figures for comparative periods were regrouped to conform to current period presentation.

Principles of Consolidation
Adient consolidates its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in partially-owned affiliates are accounted for by the equity method when Adient's interest exceeds 20% and does not have a controlling interest.
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities ("VIEs") for the reporting periods ended December 31, 2024, and September 30, 2024, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which is restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	December 31, 2024	September 30, 2024
Current assets	$216	$285
Noncurrent assets	96	98
Total assets	$312	$383

Current liabilities	$205	$241
Noncurrent liabilities	12	12
Total liabilities	$217	$253

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:

	Three Months Ended December 31,
(in millions, except per share data)	2024	2023
Income available to shareholders
Net income attributable to Adient	$—	$20

Weighted average shares outstanding
Basic weighted average shares outstanding	84.4	92.9
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	0.3	0.7
Diluted weight average shares outstanding	84.7	93.6

Earnings per share:
Basic	$—	$0.22
Diluted	$—	$0.21
The effect of common stock equivalents which would have been anti-dilutive was excluded, and immaterial, from the calculation of diluted earnings per share for the three months ended December 31, 2024 and 2023.

New Accounting Pronouncements

Standards to be Adopted During Fiscal 2025

Adient will adopt Accounting Standards Codification ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in fiscal 2025 which requires additional disclosures on significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”). The ASU also requires additional disclosures of an amount for other segment items by reportable segment and a description of its composition. The new guidance will be applied retrospectively in Adient's fiscal 2025 annual filing on Form 10-K and in subsequent quarterly filings on Form 10-Q. The adoption of this guidance is expected to result in incremental segment information disclosures within the footnotes to the consolidated financial statements.

Standards Effective After Fiscal 2025

Adient has considered the new standards that are summarized below, each to be effective after fiscal 2025:

Standard to be Adopted	Description	Date Effective
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures.	The ASU requires disclosure of additional details about the reporting entity's reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. The ASU also requires further disaggregation of income tax amounts paid by federal, state and foreign, as well as by material jurisdiction.	October 1, 2025

Adient plc | Form 10-Q | 8

Standard to be Adopted	Description	Date Effective
SEC Climate Disclosure Rules Final Rule 33-11275	In March 2024, the SEC adopted the final rule surrounding disclosures of the impacts and risks of climate-related matters that have a material impact on Adient's operations and consolidated financial statements. These disclosures would be required in annual reports and registration statements and would discuss Scope 1 and Scope 2 greenhouse gas emissions along with other climate-related information such as severe weather events and other natural conditions. In April 2024, the SEC voluntarily stayed the climate disclosure rules pending judicial review. Adient is monitoring the outcome and evaluating the impact of these rules on its consolidated financial statements and related disclosures.	October 1, 2025 (under final rules which are now stayed)
ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense: Disaggregation Disclosures (Subtopic 220-40)	The ASU requires disclosures of specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period, including: the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. It also requires disclosures of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	October 1, 2027

2. Revenue Recognition

Adient generates revenue through the sale of automotive seating solutions, including complete seating systems and the components of complete seating systems. Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, the program can be canceled at any time without cause by the customer. Programs awarded to Adient to supply parts to its customers do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is generally recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments (some of which are accounted for as variable consideration and subject to being constrained), net of the impact, if any, of consideration paid to the customer. Approximately 1% of net sales recorded during the first quarter of fiscal 2025 were related to product sales transacted in prior periods.

In pursuit of new program awards, Adient at times agrees to make upfront payments to customers. Each time such a payment is made, Adient evaluates its nature, the underlying economics, legal and compliance ramifications, and other relevant factors and circumstances. These payments are deemed to be consideration payable to customers and are generally recognized as a reduction to revenue once mutually agreed. Certain upfront payments, however, are capitalized as other current and noncurrent assets if they are determined to be incremental, attributable only to the specific new program being awarded, and recoverable. As products under the new program are sold to the customer, the capitalized amount is amortized and recognized as a reduction to revenue over the term of the program, typically between three and seven years. Adient assesses recoverability of the capitalized amounts on an on-going basis. Any amounts that are concluded to be no longer recoverable are immediately recognized as a reduction to revenue. As of December 31, 2024 and September 30, 2024, Adient maintained capitalized upfront payments of $155 million within other noncurrent assets.

In a typical arrangement with the customer, purchase orders are issued for pre-production activities which consist of engineering, design and development, tooling and prototypes for the manufacture and delivery of component parts. Adient has concluded that these activities are not in the scope of ASC 606, "Revenue from Contracts with Customers."

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

Adient plc | Form 10-Q | 9

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities exist at December 31, 2024 or at September 30, 2024. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to the consolidated financial statements for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

During the first quarter of fiscal 2025, Adient acquired all of the noncontrolling interest in Technotrim, Inc. ("Technotrim") for a value of $28 million and sold all of its partially-owned interests in Setex, Inc. and Setex SRL (together as "Setex") for a value of $27 million. The sale of Setex resulted in a one-time gain on sale of $4 million. The acquisition of all noncontrolling interest in Technotrim was recorded to equity. The transactions are expected to provide additional synergies through optimization of Adient's manufacturing footprint and having more control over its manufacturing presence in the Americas.

During the first quarter of fiscal 2024, Adient finalized the sale of 51% of its interest (previously held 100%) in Adient (Langfang) Seating Co., Ltd. ("LFADNT") in China for ¥44 million ($6 million), resulting in the deconsolidation of LFADNT, including $9 million of cash. Adient recorded an $8 million loss as a result of the transaction in the Asia segment, including $5 million of allocated goodwill.

4. Inventories

Inventories consisted of the following:

(in millions)	December 31, 2024	September 30, 2024
Raw materials and supplies	$537	$582
Work-in-process	29	29
Finished goods	155	147
Inventories	$721	$758

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2024	$606	$341	$1,217	$2,164
Currency translation and other	(4)	(24)	(45)	(73)
Balance at December 31, 2024	$602	$317	$1,172	$2,091

As a result of macroeconomic factors impacting Adient and the automotive industry, a heightened risk of impairment exists for the EMEA reporting unit as the difference between its fair value and carrying value was less than 10% as of September 30, 2024. The decrease in EMEA’s fair value is driven by lower forecasted vehicle volumes from weakening consumer demand, slower consumer adoption of electric vehicles, overcapacity in the industry resulting in pricing pressure, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China. As a result of the heightened risk of impairment, Adient will continuously assess the changing macroeconomic conditions in EMEA including the outlook for consumer demand for vehicles and other factors impacting the region, along with the need for further restructuring actions, all of which impact Adient’s ability to achieve its projected long-term operating performance. At
Adient plc | Form 10-Q | 10

December 31, 2024, after evaluating the totality of relevant events and circumstances, including changes in the macroeconomic environment, Adient's current and future results of operations and the trends impacting its overall market capitalization, Adient concluded that there were no triggering events since its recently completed annual impairment test as of September 30, 2024. As a result of this evaluation Adient concluded it was more likely than not that the fair value of the EMEA reporting unit exceeded the carrying value and, therefore, there was no impairment.

Refer to Note 15, "Segment Information," of the notes to the consolidated financial statements for more information on Adient's reportable segments.

Adient's intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	December 31, 2024			September 30, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$79	$(40)	$39	$81	$(39)	$42
Customer relationships	542	(248)	294	563	(246)	317
Trademarks and other	14	(3)	11	25	(13)	12
Total intangible assets	$635	$(291)	$344	$669	$(298)	$371

Amortization of intangible assets for the three months ended December 31, 2024 and 2023 was $11 million and $11 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	Three Months Ended December 31,
(in millions)	2024	2023
Balance at beginning of period	$22	$21
Accruals for warranties issued during the period	—	4
Settlements made (in cash or in kind) during the period	(1)	(2)
Balance at end of period	$21	$23

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

Adient plc | Form 10-Q | 11

The components of lease costs included in the consolidated statement of income for the three months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31,
(in millions)	2024	2023
Operating lease cost	$27	$27
Short-term lease cost	7	7
Total lease cost	$34	$34

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

(in millions)		December 31, 2024	September 30, 2024
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$232	$248

Operating lease liabilities - current	Other current liabilities	$77	$78
Operating lease liabilities - noncurrent	Other noncurrent liabilities	154	168
		$231	$246

Weighted average remaining lease term:
Operating leases		5 years	5 years

Weighted average discount rate:
Operating leases		6.2%	6.2%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2024 are as follows:

Operating leases
Fiscal years (in millions)	December 31, 2024
2025 (excluding the three months ended December 31, 2024)	$70
2026	67
2027	47
2028	29
2029	16
Thereafter	41
Total lease payments	270
Less: imputed interest	(39)
Present value of lease liabilities	$231

Adient plc | Form 10-Q | 12

Supplemental cash flow information related to leases is as follows:

	Three Months Ended December 31,
(in millions)	2024	2023
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$19	$16

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$27	$27

8. Debt and Financing Arrangements

Long-term and short-term debt consisted of the following:

(in millions)	December 31, 2024	September 30, 2024
Long-term debt:
8.25% Notes due 2031	$500	$500
7.00% Secured Notes due 2028	500	500
Term Loan B due in 2031	630	632
4.875% Notes due in 2026	795	795
Other bank borrowings and finance lease obligations	4	5
Less: debt issuance costs	(27)	(28)
Gross long-term debt	2,402	2,404
Less: current portion	8	8
Net long-term debt	$2,394	$2,396

Short-term debt:
Other bank borrowings	$—	$1
Total short-term debt	$—	$1

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the "ABL Credit Facility"), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient paid $7 million in debt issuance costs for the amended ABL Credit Facility and will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term Secured Overnight Financing Rate (“SOFR”), in the case of amounts outstanding in Dollars, Euro Interbank Offered Rate (“EURIBOR”), in the case of amounts outstanding in Euros, Stockholm Interbank Offered Rate (“STIBOR”), in the case of amounts outstanding in Swedish Krona and Sterling Over Night Indexed Average (“SONIA”), in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of
Adient plc | Form 10-Q | 13

1.50% to 2.00%. As of December 31, 2024, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $875 million (net of $7 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $630 million and $632 million as of December 31, 2024 and September 30, 2024, respectively. During fiscal 2024, the Term Loan B Agreement was amended to reduce the applicable margin from 3.25% to 2.75% and extend final maturity to January 31, 2031. Adient incurred $5 million of costs associated with the modification, of which $4 million was recorded as deferred financing costs. During the first quarter of fiscal 2025, the Term Loan B Agreement was further amended to reduce the applicable margin from 2.75% to 2.25%. Adient incurred $1 million of costs associated with the modification, which was recorded as deferred financing costs. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The Term Loan B Agreement permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the Term Loan B Agreement accrues at Term SOFR plus an applicable margin.

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

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, maintains (i) $500 million in aggregate principal amount of 7.00% senior secured notes due 2028 and (ii) $500 million in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes is paid on April 15 and October 15 each year, beginning on October 15, 2023. These notes contain covenants that are usual and customary. AGH also maintains $795 million in aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026, as of December 31, 2024 and September 30, 2024.

Net Financing Charges

Adient's net financing charges in the consolidated statements of income contained the following components:

	Three Months Ended December 31,
(in millions)	2024	2023
Interest expense, net of capitalized interest costs	$47	$48
Banking fees and debt issuance cost amortization	4	4
Interest income	(7)	(9)
Net foreign exchange	1	1
Net financing charges	$45	$44

Total interest paid on both short and long-term debt for the three months ended December 31, 2024 and 2023 was $52 million and $60 million, respectively.

Other Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of December 31, 2024, $172 million was funded under these programs compared to $170 million as of September 30, 2024.

Adient plc | Form 10-Q | 14

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of December 31, 2024, and September 30, 2024, Adient's liabilities related to this program were $92 million and $76 million, respectively. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

9. Derivative Instruments and Hedging Activities

Adient selectively uses derivative instruments to reduce Adient's market risk associated with changes in foreign currency. Under Adient's policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized to manage Adient's risk is included in the following paragraphs. In addition, refer to Note 10, "Fair Value Measurements," of the notes to the consolidated financial statements for information related to the fair value measurements and valuation methods utilized by Adient for each derivative type.

Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income ("AOCI") and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2024 and September 30, 2024.

The €123 million aggregate principal amount of 3.50% euro-denominated unsecured notes due 2024 was previously designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's euro-denominated bonds were reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe. During the first quarter of fiscal 2024, Adient de-designated these notes as a net investment hedge concurrent with entering into a foreign exchange forward contract designated as a fair value hedge of the principal balance on the 3.50% notes. The impact of foreign currency changes on the notes and the contract were recorded in net financing charges until payment of the notes and maturity of the foreign exchange forward contract in August 2024.

During the second quarter of fiscal 2024, Adient entered into a ¥685 million ($96 million) foreign exchange forward contract to selectively hedge portions of its net investment in China. The contract matured during the first quarter of fiscal 2025, the impact of which was not material. During the third quarter of fiscal 2024, Adient entered into an additional ¥570 million ($78 million) contract to selectively hedge portions of its net investment in China. The contract is set to mature in October 2025.

Adient plc | Form 10-Q | 15

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	December 31, 2024	September 30, 2024	December 31, 2024	September 30, 2024
Other current assets
Foreign currency exchange derivatives	$6	$9	$—	$6
Other noncurrent assets
Foreign currency exchange derivatives	—	1	1	2
Total assets	$6	$10	$1	$8

Other current liabilities
Foreign currency exchange derivatives	$35	$32	$2	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	5	9	—	—
Total liabilities	$40	$41	$2	$—

Adient enters into International Swaps and Derivatives Associations ("ISDA") master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of December 31, 2024 and September 30, 2024, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	December 31, 2024	September 30, 2024	December 31, 2024	September 30, 2024
Gross amount recognized	$7	$18	$42	$41
Gross amount eligible for offsetting	(5)	(9)	(5)	(9)
Net amount	$2	$9	$37	$32

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Three Months Ended December 31,
(in millions)	2024	2023
Foreign currency exchange derivatives	$(14)	$26

Adient plc | Form 10-Q | 16

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income:

(in millions)		Three Months Ended December 31,
		2024	2023
Foreign currency exchange derivatives	Cost of sales	$(8)	$15
During the next twelve months, $31 million of pretax losses on cash flow hedges are expected to be reclassified from AOCI into Adient's consolidated statements of income.

The following table presents the location and amount of pretax gains (losses) on fair value hedge activity in Adient's consolidated statements of income:

(in millions)		Three Months Ended December 31,
		2024	2023
Foreign currency exchange derivatives	Net financing charges	$—	$6
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income:

(in millions)		Three Months Ended December 31,
		2024	2023
Foreign currency exchange derivatives	Cost of sales	$(3)	$1
Foreign currency exchange derivatives	Net financing charges	(13)	9
Total		$(16)	$10

The effective portion of pretax gains (losses) recorded in currency translation adjustment ("CTA") within other comprehensive income (loss) related to net investment hedges was $4 million and $0 million for the three months ended December 31, 2024 and 2023, respectively. For the three months ended December 31, 2024 and 2023, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges.

For the three months ended December 31, 2024 and 2023, no ineffectiveness was recognized in the consolidated statements of income resulting from cash flow hedges.

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

Adient plc | Form 10-Q | 17

Recurring Fair Value Measurements

The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$6	$—	$6	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Total assets	$7	$—	$7	$—
Other current liabilities
Foreign currency exchange derivatives	$37	—	$37	—
Other noncurrent liabilities
Foreign currency exchange derivatives	5	—	5	—
Total liabilities	$42	$—	$42	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$15	$—	$15	$—
Other noncurrent assets
Foreign currency exchange derivatives	3	—	3	—
Total assets	$18	$—	$18	$—
Other current liabilities
Foreign currency exchange derivatives	$32	$—	$32	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	9	—	9	—
Total liabilities	$41	$—	$41	$—

Valuation Methods
Foreign currency exchange derivatives: Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2024 and September 30, 2024, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.4 billion at December 31, 2024 and September 30, 2024, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

Adient plc | Form 10-Q | 18

11. Equity and Noncontrolling Interests

For the three months ended December 31, 2024:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2024	$—	$3,712	$(885)	$(693)	$2,134	$309	$2,443
Net income	—	—	—	—	—	15	15
Foreign currency translation adjustments	—	—	—	(217)	(217)	(11)	(228)
Realized and unrealized gains (losses) on derivatives	—	—	—	(8)	(8)	—	(8)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(10)	(10)
Purchase of noncontrolling interest (1)	—	(7)	—	(2)	(9)	(19)	(28)
Repurchases of common stock	—	(25)	—	—	(25)	—	(25)
Share based compensation and other	—	2	—	—	2	—	2
Balance at December 31, 2024	$—	$3,682	$(885)	$(920)	$1,877	$284	$2,161

(1) Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

For the three months ended December 31, 2023:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2023	$—	$3,973	$(903)	$(842)	$2,228	$318	$2,546
Net income	—	—	20	—	20	12	32
Foreign currency translation adjustments	—	—	—	129	129	5	134
Realized and unrealized gains (losses) on derivatives	—	—	—	9	9	—	9
Dividends attributable to noncontrolling interests	—	—	—	—	—	(4)	(4)
Repurchases of common stock	—	(100)	—	—	(100)	—	(100)
Share based compensation and other	—	(1)	—	—	(1)	—	(1)
Balance at December 31, 2023	$—	$3,872	$(883)	$(704)	$2,285	$331	$2,616

Adient plc | Form 10-Q | 19

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended December 31,
(in millions)	2024	2023
Foreign currency translation adjustments
Balance at beginning of period	$(673)	$(854)
Aggregate adjustment for the period, net of tax	(219)	129
Balance at end of period (1)	$(892)	$(725)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$(19)	$13
Current period changes in fair value, net of tax	(13)	21
Reclassification to income, net of tax	5	(12)
Balance at end of period	$(27)	$22
Pension and postretirement plans
Balance at beginning of period	$(1)	$(1)
Balance at end of period	$(1)	$(1)
Accumulated other comprehensive income (loss), end of period	$(920)	$(704)

(1) Foreign currency translation adjustments as of December 31, 2024 and 2023 include gains on designated net investment hedge instruments of $1 million and $74 million, respectively. During the next twelve months, no gains or losses are expected to be reclassified from AOCI into Adient's consolidated statements of income.

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

	Three Months Ended December 31,
(in millions)	2024	2023
Beginning balance	$91	$57
Net income (1)	10	13
Dividends	(31)	(21)
Foreign currency translation adjustments	(8)	8
Ending balance	$62	$57

(1) During the first quarter of fiscal 2024, a $5 million adjustment was recorded to increase income attributable to noncontrolling interest related to fiscal 2023.

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of the Company’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal 2024, Adient repurchased and immediately retired 9,424,668 of its ordinary shares at an average purchase price per share of $29.18. The aggregate amount of cash paid to repurchase the shares was $275 million. During the first quarter of fiscal year 2025, Adient repurchased and immediately retired 1,227,329 of its ordinary shares at an average purchase price per share of $20.37. The aggregate amount of cash paid to repurchase shares was $25 million, all of
Adient plc | Form 10-Q | 20

which had been spent as of December 31, 2024. As of December 31, 2024, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $235 million.

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended December 31,
(in millions)	2024	2023
Service cost	$1	$1
Interest cost	4	5
Expected return on plan assets	(3)	(3)
Net periodic benefit cost	$2	$3

The interest cost, expected return on plan assets, and net actuarial and settlement/curtailment (gain) loss components of net periodic benefit cost are included in other pension expense (income) in the consolidated statements of income.

13. Restructuring and Impairment Costs

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

During the first three months of fiscal 2025, Adient committed to restructuring actions ("2025 Plan") resulting in charges of $9 million. Additional charges totaling $4 million related to prior year plans were also recorded during the three months ended December 31, 2024. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in Asia and EMEA. The 2025 Plan is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with these specific plans will primarily occur in fiscal years 2025 and 2026 and are expected to be substantially complete by fiscal year 2027. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income. The following tables summarize the changes in Adient's restructuring reserve.
Adient plc | Form 10-Q | 21

For the three months ended December 31, 2024:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2024	$181	$1	$182
2025 Plan charges	9	—	9
Utilized - cash	(29)	—	(29)
Noncash and other adjustments	4	(12)	(8)
Balance at December 31, 2024	$165	$(11)	$154

Current restructuring reserve - other current liabilities			$100
Noncurrent restructuring reserve - other noncurrent liabilities			54
Balance at December 31, 2024			$154

For the three months ended December 31, 2023:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2023	$56	$(5)	$51
2024 Plan charges	11	—	11
Utilized - cash	(9)	—	(9)
Noncash and other adjustments	—	1	1
Balance at December 31, 2023	$58	$(4)	$54

Current restructuring reserve - other current liabilities			$54
Noncurrent restructuring reserve - other noncurrent liabilities			—
Balance at December 31, 2023			$54

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

Impairment
During the first quarter of fiscal 2025, Adient recorded an impairment loss of $10 million on its investment in Adient Aerospace. The impairment is included in restructuring and impairment costs in the consolidated statement of income.

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended December 31, 2024, Adient’s income tax expense was $22 million equating to an effective tax rate of 47%. The three month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and tax expense related to foreign exchange remeasurements of tax balances primarily in Mexico, partially offset by tax benefits from the release of
Adient plc | Form 10-Q | 22

uncertain tax positions due to statute lapses. For the three months ended December 31, 2023, Adient’s income tax expense was $20 million equating to an effective tax rate of 31%. The three month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials.

Valuation Allowances

As a result of the Company's first quarter fiscal 2025 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.

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

Uncertain Tax Positions

At December 31, 2024, Adient had gross tax effected unrecognized tax benefits of $402 million. If recognized, $98 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at December 31, 2024 was approximately $19 million (net of tax benefit). The interest and penalties accrued for the three months ended December 31, 2024 was $1 million. Additionally, during the three months ended December 31, 2024, Adient recognized tax benefits of $7 million related to the release of uncertain tax positions due to statue lapses. At September 30, 2024, Adient had gross tax effected unrecognized tax benefits of $422 million. If recognized, $106 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at September 30, 2024 was approximately $21 million (net of tax benefit). The interest and penalties accrued for the three months ended December 31, 2023 was $2 million. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Other

The Organization for Economic Cooperation and Development’s Pillar Two initiative, which introduced a 15% global minimum tax applied on a country by country basis, is applicable for Adient’s fiscal 2025. Adient has estimated the annual effect of these new rules and the impact on Adient’s effective tax rate is not material. Adient will continue to monitor and evaluate new legislation and guidance related to Pillar Two, which could change our current assessment.

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

Adient plc | Form 10-Q | 23

The following table summarizes net sales and adjusted EBITDA by reportable segment for the three months ended December 31, 2024 and 2023:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Three months ended December 31, 2024
Net sales	$1,611	$1,129	$772	$(17)	$3,495
Adjusted EBITDA	$85	$22	$111	$(22)	$196

Three months ended December 31, 2023
Net sales	$1,647	$1,268	$770	$(25)	$3,660
Adjusted EBITDA	$80	$45	$114	$(23)	$216

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income before income taxes:

	Three Months Ended December 31,
(in millions)	2024	2023
Adjusted EBITDA
Americas	$85	$80
EMEA	22	45
Asia	111	114
Subtotal	218	239
Corporate-related costs (1)	(22)	(23)
Restructuring and impairment costs (2)	(23)	(11)
Purchase accounting amortization (3)	(11)	(11)
Restructuring related charges (4)	(1)	9
Gain (loss) on disposal transactions (5)	4	(8)
Depreciation	(69)	(72)
Equity based compensation (6)	(5)	(13)
Other items (7)	2	1
Earnings before interest and income taxes	93	111
Net financing charges	(45)	(44)
Other pension expense	(1)	(2)
Income before income taxes	$47	$65

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects restructuring charges for costs that are probable and reasonably estimable and one-time asset impairments. During the first quarter of fiscal 2025, an impairment charge of $10 million related to Adient’s investment in Adient Aerospace was recorded. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.
(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.
(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. The three months ended December 31, 2024 and 2023 include a $5 million and a $10 million gain on sale of restructured facilities, respectively.
Adient plc | Form 10-Q | 24

(5) The three months ended December 31, 2024 includes a $4 million gain on sale of its partially-owned investment in Setex. The three months ended December 31, 2023 includes an $8 million loss on sale of 51% of Adient's interest in LFADNT. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.
(6) During the three months ended December 31, 2023, a $5 million adjustment was recorded to increase equity-based compensation expense related to a retired executive's equity awards that should have been recognized in periods prior to fiscal 2023.
(7) The three months ended December 31, 2024 includes a $2 million gain on a non-recurring contract related settlement. The three months ended December 31, 2023 includes a $3 million gain on a non-recurring contract related settlement, partially offset by a $2 million one-time divestiture related tax impact at an affiliate.

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended December 31,
(in millions)	2024	2023
Americas
United States	$1,445	$1,422
Mexico	608	632
Other Americas	75	86
Regional elimination	(517)	(493)
	1,611	1,647
EMEA
Germany	209	224
Poland	201	249
Spain	181	180
Czech Republic	176	195
Sweden	139	152
Other EMEA	510	617
Regional elimination	(287)	(349)
	1,129	1,268
Asia
China	335	374
Korea	147	122
Thailand	123	122
Japan	107	93
Other Asia	78	71
Regional elimination	(18)	(12)
	772	770

Inter-segment elimination	(17)	(25)

Total	$3,495	$3,660

Adient plc | Form 10-Q | 25

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the investments in partially-owned affiliates line in the consolidated statements of financial position as of December 31, 2024 and September 30, 2024. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the equity income line in the consolidated statements of income for the three months ended December 31, 2024 and 2023, respectively.

Adient maintains total investments in partially-owned affiliates of $318 million and $338 million at December 31, 2024 and September 30, 2024, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Three Months Ended December 31,
(in millions)	2024	2023
Income statement data:
Net sales	$1,000	$1,037
Gross profit	$79	$93
Net income	$44	$49
Net income attributable to the entity	$43	$48

Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for transactions involving Adient's investments in nonconsolidated partially-owned affiliates.

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $3 million and $3 million at December 31, 2024 and September 30, 2024, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

Adient plc | Form 10-Q | 26

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income:

		Three Months Ended December 31,
(in millions)		2024	2023
Net sales to related parties	Net sales	$56	$66
Purchases from related parties	Cost of sales	83	103

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		December 31, 2024	September 30, 2024
Receivables from related parties	Accounts receivable	$10	$28
Payables to related parties	Accounts payable/other current liabilities	105	114

Average receivable and payable balances with related parties remained consistent with the period end balances shown above.
Adient plc | Form 10-Q | 27

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the effects of local and national economic, credit and capital market conditions (including the persistence of high interest rates, vehicle affordability and volatile currency exchange rates) on the global economy, automotive vehicle production levels, mix and schedules, as well as the concentration of exposure to certain automotive manufacturers, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, risks associated with Adient’s joint ventures, volatile energy markets, Adient’s ability and timing of customer recoveries for increased input costs, the availability of raw materials and component products (including components required by Adient’s customers for the manufacture of vehicles), geopolitical uncertainties such as the Ukraine and Middle East conflicts and the impact on the regional and global economies and additional pressure on supply chain and vehicle production, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to successfully identify suitable opportunities for organic investment and/or acquisitions and to integrate such investments and/or acquisitions; work stoppages, including due to strikes, supply chain disruptions and similar events, wage inflationary pressures due to labor shortages and new labor negotiations, the ability of Adient to execute its restructuring plans and achieve the desired benefit, the ability of Adient to meet debt service requirements and, terms of future financing, the impact of global tax reform legislation, global climate change and related emphasis on sustainability matters by various stakeholders, and the ability of Adient to achieve its sustainability-related goals, cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within this report as well as within Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates more than 200 wholly- and majority-owned manufacturing or assembly facilities, with operations in 29 countries, as well as having partially-owned affiliates in China, Asia, Europe and North America. Additionally, Adient continuously analyzes organic investment and/or acquisition opportunities that could enhance its portfolio of products and capabilities to meet the evolving needs of its customers. Through its global footprint and vertical integration, Adient leverages its capabilities to drive growth in the automotive seating industry.

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, the Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").
Adient plc | Form 10-Q | 28

Factors Affecting Adient’s Operating Environment

The results presented below, for each reporting segment were in line with internal expectations for the first quarter of fiscal 2025. However, such results are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to experience lower than expected vehicle production due to softening consumer demand driven by new vehicle affordability and high interest rates, uncertainties surrounding the global adoption of electric vehicles, the competitive impact of certain Chinese OEM vehicles and other persistent market-driven headwinds. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

As a result of macroeconomic factors impacting Adient and the automotive industry, a heightened risk of impairment exists for the EMEA reporting unit as the difference between its fair value and carrying value was less than 10% as of September 30, 2024. The decrease in EMEA’s fair value is driven by lower forecasted vehicle volumes from weakening consumer demand, slower consumer adoption of electric vehicles, overcapacity in the industry resulting in pricing pressure, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China. As a result of the heightened risk of impairment, Adient continuously assesses the changing macroeconomic conditions in EMEA including the outlook for consumer demand for vehicles and other factors impacting the region, along with the need for further restructuring actions, all of which impact Adient’s ability to achieve its projected long-term operating performance. At December 31, 2024, after evaluating the totality of relevant events and circumstances, including changes in the macroeconomic environment, Adient's current and future results of operations and the trends impacting its overall market capitalization, Adient concluded that there were no triggering events since its recently completed annual impairment test as of September 30, 2024. As a result of this evaluation Adient concluded it was more likely than not that the fair value of the EMEA reporting unit exceeded the carrying value and, therefore, there was no impairment.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During the three months ended December 31, 2024, global light vehicle production increased 1.3%, primarily driven by improved production volumes in China, partially offset by reduced production volumes in the other major regions. The current operating environment varies by region, being impacted by weakening consumer demand due to new vehicle affordability and high interest rates along with slower electric vehicle adoption rates.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended December 31,
(units in millions)	2024	Change	2023
Global	24.2	1.3%	23.9
North America	3.6	(2.7)%	3.7
South America	0.8	14.3%	0.7
EMEA	4.2	(8.7)%	4.6
China	9.5	9.2%	8.7
Asia, excluding China, and Other	6.1	(1.6)%	6.2

Source: S&P Global, January 2025

Financial Results Summary
Significant aspects of Adient's financial results for the first quarter of fiscal 2025 include the following:

•Adient recorded net sales of $3,495 million for the first quarter of fiscal 2025, representing a decrease of $165 million or 4.5% when compared to the first quarter of fiscal 2024. The decrease in net sales is primarily attributable to Adient's lower overall production volumes in EMEA and China, unfavorable material economics recoveries and the unfavorable impact of foreign currencies.

Adient plc | Form 10-Q | 29

•Gross profit was $216 million, or 6.2% of net sales, for the first quarter of fiscal 2025 compared to $246 million, or 6.7% of net sales for the first quarter of fiscal 2024. Profitability, including gross profit as a percentage of net sales, was lower due primarily to lower production volumes in EMEA and China.

•Equity income was $25 million for the first quarter of fiscal 2025, compared to $23 million for the first quarter of fiscal 2024. The increase is primarily attributable to favorable operating performance at certain partially-owned affiliates, a one-time gain on the sale of Setex and a prior year unfavorable one-time divestiture related tax impact at an affiliate, partially offset by the impact of the KEIPER supply agreement modifications executed in the first quarter of fiscal 2025.

•Net income attributable to Adient was zero for the first quarter of fiscal 2025, compared to net income attributable to Adient of $20 million for the first quarter of fiscal 2024. The decrease in net income in the first quarter of fiscal 2025 is primarily attributable to lower overall production volumes, higher restructuring costs, higher net financing charges and unfavorable material economics, net of recoveries, partially offset by lower SG&A expenses, lower depreciation expense, favorable net operating performance and the net favorable impact of foreign currencies.

Consolidated Results of Operations

	Three Months Ended December 31,
(in millions)	2024	Change	2023
Net sales	$3,495	(5)%	$3,660
Cost of sales	3,279	(4)%	3,414
Gross profit	216	(12)%	246
Selling, general and administrative expenses	125	(15)%	147
Restructuring and impairment costs	23	>100%	11
Equity income	25	9%	23
Earnings before interest and income taxes	93	(16)%	111
Net financing charges	45	2%	44
Other pension expense	1	(50)%	2
Income before income taxes	47	(28)%	65
Income tax provision	22	10%	20
Net income	25	(44)%	45
Income attributable to noncontrolling interests	25	—%	25
Net income attributable to Adient	$—	n/a	$20

Net Sales

	Three Months Ended December 31,
(in millions)	2024	Change	2023
Net sales	$3,495	(5)%	$3,660

Net sales decreased by $165 million, or 5%, in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024 due to lower overall production volumes in EMEA and China as a result of softening consumer demand and adverse product mix in China ($147 million), unfavorable material economics recoveries ($15 million) and the unfavorable impact of foreign currencies ($5 million), partially offset by favorable pricing ($2 million).

Adient plc | Form 10-Q | 30

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2024	Change	2023
Cost of sales	$3,279	(4)%	$3,414
Gross profit	$216	(12)%	$246
% of sales	6.2%		6.7%

Cost of sales decreased by $135 million, or 4%, and gross profit decreased by $30 million, or 12%, in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024. The year over year decrease in cost of sales was primarily due to lower production volumes ($107 million), favorable operating performance ($9 million), the favorable impact of foreign currencies ($7 million), favorable material economics ($7 million), favorable supplier pricing adjustments ($6 million) and lower depreciation expense ($3 million), partially offset by higher restructuring related charges ($4 million). Gross profit for the three months ended December 31, 2024 was unfavorably impacted by lower production volume, unfavorable material economics, net of recoveries and higher restructuring related charges, partially offset by favorable operating performance, favorable supplier pricing adjustments and the net favorable impact of foreign currencies.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended December 31,
(in millions)	2024	Change	2023
Selling, general and administrative expenses	$125	(15)%	$147
% of sales	3.6%		4.0%

SG&A expenses decreased by $22 million, or 15%, in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024. The year over year decrease in SG&A was primarily due to lower compensation expense including equity and performance-based incentive compensation costs including a $5 million adjustment in the prior year to increase equity-based compensation expense related to a retired executive's equity awards ($11 million), lower net engineering and other administrative spending ($9 million) and other non-recurring items ($2 million).

Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2024	Change	2023
Restructuring and impairment costs	$23	>100%	$11

Restructuring and impairment costs were higher by $12 million during the first quarter of fiscal 2025 due primarily to a $10 million impairment loss recorded on the Adient Aerospace investment during the first quarter of fiscal 2025. Refer to Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements and the discussion under Liquidity and Capital Resources below for additional information related to Adient's restructuring plans.

Equity Income

	Three Months Ended December 31,
(in millions)	2024	Change	2023
Equity income	$25	9%	$23

Equity income was $25 million for the first quarter of fiscal 2025, compared to $23 million in the first quarter of fiscal 2024. The increase is primarily attributable to favorable operating performance at partially-owned affiliates ($9 million), a one-time gain on the sale of Setex during the first quarter of fiscal 2025 ($4 million) and a prior year unfavorable one-time divestiture
Adient plc | Form 10-Q | 31

related tax impact at an affiliate ($2 million), partially offset by the impact of the KEIPER supply agreement modifications executed during the first quarter of fiscal 2025 ($12 million).

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2024	Change	2023
Net financing charges	$45	2%	$44

Net financing charges were higher by $1 million in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions and components of net financing charges.

Other Pension Expense

	Three Months Ended December 31,
(in millions)	2024	Change	2023
Other pension expense	$1	(50)%	$2

Other pension expense was lower by $1 million in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended December 31,
(in millions)	2024	Change	2023
Income tax provision	$22	10%	$20

The first quarter fiscal 2025 income tax expense of $22 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and $6 million tax expense related to foreign exchange remeasurements of tax balances primarily in Mexico, partially offset by tax benefits from the release of uncertain tax positions due to statute lapses. The first quarter of fiscal 2024 income tax expense of $20 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and foreign tax rate differentials.

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2024	Change	2023
Income attributable to noncontrolling interests	$25	—%	$25

The income attributable to noncontrolling interests was unchanged in the first three months of fiscal 2025 compared to the first three months of fiscal 2024, noting that a $5 million adjustment was recorded in the first three months of fiscal 2024 related to a prior period.

Adient plc | Form 10-Q | 32

Net Income Attributable to Adient

	Three Months Ended December 31,
(in millions)	2024	Change	2023
Net income attributable to Adient	$—	n/a	$20

Net income attributable to Adient was zero for the first quarter of fiscal 2025, compared to net income attributable to Adient of $20 million for the first quarter of fiscal 2024. The decreased net income in the first quarter of fiscal 2025 is primarily attributable to lower overall production volumes, higher restructuring costs, higher net financing charges and unfavorable material economics, net of recoveries, partially offset by lower SG&A expenses mainly driven by lower equity and performance-based compensation expense, net engineering and other administrative spending, lower depreciation expense, favorable net operating performance and the favorable impact of foreign currencies.

Comprehensive Income (loss) Attributable to Adient

	Three Months Ended December 31,
(in millions)	2024	Change	2023
Comprehensive income (loss) attributable to Adient	$(225)	>(100%)	$158

Comprehensive loss attributable to Adient was $225 million for the first quarter of fiscal 2025 compared to $158 million of comprehensive income for the first quarter of fiscal 2024. The decrease of $383 million is due primarily to the unfavorable impact of foreign currency translation adjustments ($378 million), lower net income ($20 million) and higher realized and unrealized losses on derivatives ($17 million), partially offset by lower comprehensive income attributable to noncontrolling interests ($32 million).

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

The results presented below for each reporting segment were in line with internal expectations for the first quarter of fiscal 2025. However, such results are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to experience lower than expected vehicle production due to softening consumer demand, uncertainties surrounding the global adoption of electric vehicles, the competitive impact of certain Chinese OEM vehicles and other persistent market-driven headwinds. Refer to the Factors Affecting Adient’s Operating Environment section in this Form 10-Q and within our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, for additional information on factors that have impacted Adient. Adient continues to monitor the financial results of its EMEA segment for implications on the recoverability of long-lived assets, including goodwill. While no impairment is deemed to have occurred as of December 31, 2024, if trends impacting the EMEA segment remain unfavorable and financial results further decline, additional restructuring actions may be necessary and impairment of long-lived assets, including goodwill, may occur in future periods.

Adient plc | Form 10-Q | 33

Financial information relating to Adient's reportable segments is as follows:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Three months ended December 31, 2024
Net sales	$1,611	$1,129	$772	$(17)	$3,495
Adjusted EBITDA	$85	$22	$111	$(22)	$196

Three months ended December 31, 2023
Net sales	$1,647	$1,268	$770	$(25)	$3,660
Adjusted EBITDA	$80	$45	$114	$(23)	$216

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income before income taxes:

	Three Months Ended December 31,
(in millions)	2024	2023
Adjusted EBITDA
Americas	$85	$80
EMEA	22	45
Asia	111	114
Subtotal	218	239
Corporate-related costs (1)	(22)	(23)
Restructuring and impairment costs (2)	(23)	(11)
Purchase accounting amortization (3)	(11)	(11)
Restructuring related charges (4)	(1)	9
Gain (loss) on disposal transactions (5)	4	(8)
Depreciation	(69)	(72)
Equity based compensation (6)	(5)	(13)
Other items (7)	2	1
Earnings before interest and income taxes	93	111
Net financing charges	(45)	(44)
Other pension expense	(1)	(2)
Income before income taxes	$47	$65

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects restructuring charges for costs that are probable and reasonably estimable and one-time asset impairments. During the first quarter of fiscal 2025, an impairment charge of $10 million related to Adient’s investment in Adient Aerospace was recorded. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.
(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.
(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. The three months ended December 31, 2024 and 2023 include a $5 million and a $10 million gain on sale of restructured facilities, respectively.
Adient plc | Form 10-Q | 34

(5) The three months ended December 31, 2024 includes a $4 million gain on sale of its partially-owned investment in Setex. The three months ended December 31, 2023 includes an $8 million loss on sale of 51% of Adient's interest in LFADNT. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for more information.
(6) During the three months ended December 31, 2023, a $5 million adjustment was recorded to increase equity-based compensation expense related to a retired executive's equity awards that should have been recognized in periods prior to fiscal 2023.
(7) The three months ended December 31, 2024 includes a $2 million gain on a non-recurring contract related settlement. The three months ended December 31, 2023 includes a $3 million gain on a non-recurring contract related settlement, partially offset by a $2 million one-time divestiture related tax impact at an affiliate.

Americas

	Three Months Ended December 31,
(in millions)	2024	Change	2023
Net sales	$1,611	(2)%	$1,647
Adjusted EBITDA	$85	6%	$80

Net sales decreased during the first quarter of fiscal 2025 by $36 million primarily due to lower production volumes as customers de-stocked inventory levels ($12 million), unfavorable material economics recoveries ($12 million), the unfavorable impact of foreign currencies ($11 million) and net unfavorable pricing adjustments ($1 million).

Adjusted EBITDA increased during the first quarter of fiscal 2025 by $5 million due to favorable net pricing adjustments and operational improvements including improved freight costs ($8 million), favorable product mix ($5 million) and the favorable impact of foreign currencies ($1 million), partially offset by unfavorable material economics, net of recoveries ($9 million).

EMEA

	Three Months Ended December 31,
(in millions)	2024	Change	2023
Net sales	$1,129	(11)%	$1,268
Adjusted EBITDA	$22	(51)%	$45

Net sales decreased during the first quarter of fiscal 2025 by $139 million primarily as a result of lower production volumes resulting from weakening consumer demand for new vehicles and product mix ($148 million) and unfavorable material economics recoveries ($3 million), partially offset by the favorable impact of foreign currencies ($6 million) and net favorable pricing adjustments ($6 million)

Adjusted EBITDA decreased during the first quarter of fiscal 2025 by $23 million due to lower production volumes and unfavorable product mix ($26 million), higher operating costs associated with the timing of launches and net inefficiencies associated with lower levels of customer orders ($10 million) and the unfavorable impact of foreign currencies ($2 million), partially offset by lower administrative and engineering expense ($8 million), favorable net pricing adjustments ($4 million), higher equity income ($2 million) and favorable material economics, net of recoveries ($1 million).

Asia

	Three Months Ended December 31,
(in millions)	2024	Change	2023
Net sales	$772	—%	$770
Adjusted EBITDA	$111	(3)%	$114

Net sales increased during the first quarter of fiscal 2025 by $2 million due to higher production volumes in Asia countries outside of China resulting from new program launches partially offset by lower production volumes within China resulting
Adient plc | Form 10-Q | 35

from lower levels of premium vehicle production volume along with the cancellation of certain local OEM programs ($5 million), all of which is partially offset by net unfavorable pricing adjustments ($3 million).

Adjusted EBITDA decreased during the first quarter of fiscal 2025 by $3 million due to unfavorable product mix primarily related to lower levels of premium vehicle production volume in China along with the cancellation of certain local OEM programs ($18 million) and lower equity income including an unfavorable $12 million impact from KEIPER supply agreement modifications ($5 million), partially offset by favorable net pricing adjustments ($7 million), the favorable impact of foreign currencies ($6 million), operational improvements including improved freight costs ($5 million) and lower administrative and engineering expense ($2 million).

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

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the "ABL Credit Facility"), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility, as amended in November 2022, is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient paid $7 million in debt issuance costs for the amended ABL Credit Facility and will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term Secured Overnight Financing Rate (“SOFR”), in the case of amounts outstanding in Dollars, Euro Interbank Offered Rate (“EURIBOR”), in the case of amounts outstanding in Euros, Stockholm Interbank Offered Rate (“STIBOR”), in the case of amounts outstanding in Swedish Krona and Sterling Over Night Indexed Average (“SONIA”), in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of December 31, 2024, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $875 million (net of $7 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $630 million and $632 million as of December 31, 2024 and September 30, 2024, respectively. During fiscal 2024, the Term Loan B Agreement was amended to reduce the applicable margin from 3.25% to 2.75% and extend final maturity to January 31, 2031. Adient incurred $5 million of costs associated with the modification, of which $4 million was recorded as deferred financing costs. During the first quarter of fiscal 2025, the Term Loan B Agreement was further amended to reduce the applicable margin from 2.75% to 2.25%. Adient incurred $1 million of costs associated with the modification, which was recorded as deferred financing costs. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The Term Loan B Agreement permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the Term Loan B Agreement accrues at Term SOFR plus an applicable margin.

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
Adient plc | Form 10-Q | 36

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

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, maintains (i) $500 million in aggregate principal amount of 7.00% senior secured notes due 2028 and (ii) $500 million in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes is paid on April 15 and October 15 each year, beginning on October 15, 2023. These notes contain covenants that are usual and customary. AGH also maintains $795 million in aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026, as of December 31, 2024 and September 30, 2024.

Sources of Cash Flows

	Three Months Ended December 31,
(in millions)	2024	2023
Cash provided by operating activities	$109	$41
Cash used by investing activities	(34)	(44)
Cash used by financing activities	(102)	(155)
Capital expenditures	(64)	(55)

Operating Cash Flows: The increase in cash flows from operating activities is due to a decrease in working capital year-over-year, primarily driven by a decrease in accounts receivable. See the Working capital section below for more information.

Investing Cash Flows: The decrease in cash used by investing activities is primarily attributable to the sale of Setex, partially offset by higher capital expenditures as further explained below.

Financing Cash Flows: The decrease in cash used by financing activities is primarily attributable to fewer common stock repurchases transacted in the first quarter of fiscal 2025 ($25 million) compared to the first quarter of fiscal 2024 ($100 million), partially offset by the acquisition of the noncontrolling interest of Technotrim ($28 million). Refer to Note 11, "Equity and Noncontrolling Interests," of the notes to the consolidated financial statements for additional information.

Capital expenditures: Higher capital expenditures during the first three months of fiscal 2025 were due primarily to timing of program spend on product launches.

Working capital

(in millions)	December 31, 2024	September 30, 2024
Current assets	$3,519	$4,086
Current liabilities	3,251	3,678
Working capital	$268	$408

Working capital decreased by $140 million primarily due to decreases in accounts receivable and cash and cash equivalents, partially offset by decreases in accounts payable and accrued compensation and benefits.

Restructuring Costs

During the first three months of fiscal 2025, Adient committed to restructuring actions (the "2025 Plan") resulting in charges of $9 million. Additional charges totaling $4 million related to prior year plans were also recorded during the three months ended December 31, 2024. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in Asia and EMEA. The 2025 Plan is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with these specific plans will primarily occur in fiscal years 2025 and 2026 and are expected to be substantially complete by fiscal year 2027. Adient currently estimates that upon completion of the restructuring actions, the 2025 Plan will reduce annual operating costs by
Adient plc | Form 10-Q | 37

approximately $6 million, which is primarily the result of lower costs of sales and SG&A due to reduced employee-related costs, of which approximately 60% will result in net savings.

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

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of the Company’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal 2024, Adient repurchased and immediately retired 9,424,668 of its ordinary shares at an average purchase price per share of $29.18. The aggregate amount of cash paid to repurchase the shares was $275 million. During the first quarter of fiscal year 2025, Adient repurchased and immediately retired 1,227,329 of its ordinary shares at an average purchase price per share of $20.37. The aggregate amount of cash paid to repurchase shares was $25 million, all of which had been spent as of December 31, 2024. As of December 31, 2024, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $235 million.

Off-Balance Sheet Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of December 31, 2024, $172 million was funded under these programs compared to $170 million as of September 30, 2024.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of December 31, 2024, and September 30, 2024, Adient's liabilities related to this program were $92 million and $76 million, respectively. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

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

Adient plc | Form 10-Q | 38

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2024, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended December 31, 2024.

New Accounting Pronouncements

See Note 1, "Organization and Summary of Significant Accounting Policies," of the notes to the consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2024, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, Adient's principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in SEC rules and forms. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to this item may be found in Note 17, "Commitments and Contingencies," of the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Additional information on Adient's commitments and contingencies can be found in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Repurchase of Equity Securities

Share repurchase activity during the three months ended December 31, 2024 was as follows:

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)(1)
October 1 to October 31, 2024	—	$—	—	$260
November 1 to November 30, 2024	1,227,329	20.37	1,227,329	235
December 1 to December 31, 2024	—	—	—	235
	1,227,329	$20.37	1,227,329	$235

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

During the first quarter of fiscal year 2025, none of Adient’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.
Adient plc | Form 10-Q | 41

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.1
Amendment No. 4 dated December 12, 2024 to the Term Loan Credit Agreement dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on December 13, 2024 (File No. 1-37757)).

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

Adient plc
By:	/s/ Jerome J. Dorlack
Jerome J. Dorlack
President and Chief Executive Officer
Date:	January 28, 2025

By:	/s/ Mark A. Oswald
Mark A. Oswald
Executive Vice President and Chief Financial Officer
Date:	January 28, 2025

Adient plc | Form 10-Q | 43