Form 10-Q
period 2025-03-31
Adient plc
filed 2025-05-07
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-37757

Adient plc
(exact name of Registrant as specified in its charter)

Ireland	98-1328821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer - Identification No.)
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

At March 31, 2025, 84,016,644 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended March 31, 2025

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2025	2024	2025	2024
Net sales	$3,611	$3,750	$7,106	$7,410
Cost of sales	3,350	3,520	6,629	6,934
Gross profit	261	230	477	476
Selling, general and administrative expenses	144	115	269	262
Restructuring and impairment costs	351	125	374	136
Equity income	18	18	43	41
Earnings before interest and income taxes	(216)	8	(123)	119
Net financing charges	48	47	93	91
Other pension expense	1	2	2	4
Income (loss) before income taxes	(265)	(41)	(218)	24
Income tax provision	48	8	70	28
Net loss	(313)	(49)	(288)	(4)
Income attributable to noncontrolling interests	22	21	47	46
Net loss attributable to Adient	$(335)	$(70)	$(335)	$(50)

Loss per share:
Basic	$(3.99)	$(0.77)	$(3.98)	$(0.55)
Diluted	$(3.99)	$(0.77)	$(3.98)	$(0.55)

Shares used in computing earnings per share:
Basic	84.0	90.5	84.2	91.7
Diluted	84.0	90.5	84.2	91.7

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Net loss	$(313)	$(49)	$(288)	$(4)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	94	(102)	(142)	40
Realized and unrealized gains (losses) on derivatives	17	(6)	9	3
Other comprehensive income (loss)	111	(108)	(133)	43
Total comprehensive income (loss)	(202)	(157)	(421)	39
Comprehensive income attributable to noncontrolling interests	27	11	33	49
Comprehensive loss attributable to Adient	$(229)	$(168)	$(454)	$(10)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	March 31, 2025	September 30, 2024
Assets
Cash and cash equivalents	$754	$945
Accounts receivable - net	1,887	1,896
Inventories	719	758
Other current assets	532	487
Current assets	3,892	4,086
Property, plant and equipment - net	1,344	1,410
Goodwill	1,784	2,164
Other intangible assets - net	336	371
Investments in partially-owned affiliates	293	338
Assets held for sale	7	8
Other noncurrent assets	933	974
Total assets	$8,589	$9,351
Liabilities and Shareholders' Equity
Short-term debt	$2	$1
Current portion of long-term debt	8	8
Accounts payable	2,472	2,552
Accrued compensation and benefits	327	358
Other current liabilities	700	759
Current liabilities	3,509	3,678
Long-term debt	2,386	2,396
Pension and postretirement benefits	97	105
Other noncurrent liabilities	577	638
Long-term liabilities	3,060	3,139
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	71	91
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at March 31, 2025	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized, 84,016,644 shares issued and outstanding at March 31, 2025	—	—
Additional paid-in capital	3,686	3,712
Accumulated deficit	(1,220)	(885)
Accumulated other comprehensive loss	(814)	(693)
Shareholders' equity attributable to Adient	1,652	2,134
Noncontrolling interests	297	309
Total shareholders' equity	1,949	2,443
Total liabilities and shareholders' equity	$8,589	$9,351

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended March 31,
(in millions)	2025	2024
Operating Activities
Net loss attributable to Adient	$(335)	$(50)
Income attributable to noncontrolling interests	47	46
Net loss	(288)	(4)
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	136	142
Amortization of intangibles	23	23
Pension and postretirement expense	5	6
Pension and postretirement contributions, net	(13)	(16)
Equity in earnings of partially-owned affiliates, net of dividends received	14	(20)
Gain on sale of interests in nonconsolidated partially-owned affiliates	(4)	—
Deferred income taxes	17	(7)
Non-cash impairment charges	343	—
Equity-based compensation	10	23
Other	2	2
Changes in assets and liabilities excluding impact of acquisitions/divestitures:
Receivables	(37)	(33)
Inventories	24	56
Other assets	(75)	(59)
Accounts payable and accrued liabilities	(106)	27
Accrued income taxes	13	(18)
Cash provided by operating activities	64	122
Investing Activities
Capital expenditures	(109)	(124)
Sale of property, plant and equipment	8	14
Business divestitures	27	(3)
Other	(4)	—
Cash used by investing activities	(78)	(113)
Financing Activities
Increase (decrease) in short-term debt	1	(2)
Increase in long-term debt	795	—
Repayment of long-term debt	(799)	(1)
Debt financing costs	(13)	(5)
Share repurchases	(25)	(150)
Acquisition of a noncontrolling interest	(28)	—
Dividends paid to and other transactions with noncontrolling interests	(77)	(51)
Share based compensation and other	(3)	(12)
Cash used by financing activities	(149)	(221)
Effect of exchange rate changes on cash and cash equivalents	(28)	7
Decrease in cash and cash equivalents	(191)	(205)
Cash and cash equivalents at beginning of period	945	1,110
Cash and cash equivalents at end of period	$754	$905

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
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities ("VIEs") for the reporting periods ended March 31, 2025, and September 30, 2024, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which is restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	March 31, 2025	September 30, 2024
Current assets	$309	$285
Noncurrent assets	95	98
Total assets	$404	$383

Current liabilities	$267	$241
Noncurrent liabilities	11	12
Total liabilities	$278	$253

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table reconciles the numerators and denominators used to calculate basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2025	2024	2025	2024
Income available to shareholders
Net loss attributable to Adient	$(335)	$(70)	$(335)	$(50)

Weighted average shares outstanding
Basic weighted average shares outstanding	84.0	90.5	84.2	91.7
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	—	—	—	—
Diluted weight average shares outstanding	84.0	90.5	84.2	91.7

Loss per share:
Basic	$(3.99)	$(0.77)	$(3.98)	$(0.55)
Diluted	$(3.99)	$(0.77)	$(3.98)	$(0.55)
Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2025 and 2024 as a result of being in a loss position.

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
Adient plc | Form 10-Q | 8

2. Revenue Recognition

Adient generates revenue through the sale of automotive seating solutions, including complete seating systems and the components of complete seating systems. Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle; however, the program can be canceled at any time without cause by the customer. Programs awarded to Adient to supply parts to its customers do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is generally recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments (some of which are accounted for as variable consideration and subject to being constrained), net of the impact, if any, of consideration paid to the customer. Approximately 2% of net sales recorded during the second quarter of fiscal 2025 were related to product sales transacted in prior periods.

In pursuit of new program awards, Adient at times agrees to make upfront payments to customers. Each time such a payment is made, Adient evaluates its nature, the underlying economics, legal and compliance ramifications, and other relevant factors and circumstances. These payments are deemed to be consideration payable to customers and are generally recognized as a reduction to revenue once mutually agreed. Certain upfront payments, however, are capitalized as other current and noncurrent assets if they are determined to be incremental, attributable only to the specific new program being awarded, and recoverable. As products under the new program are sold to the customer, the capitalized amount is amortized and recognized as a reduction to revenue over the term of the program, typically between three and seven years. Adient assesses recoverability of the capitalized amounts on an on-going basis. Any amounts that are concluded to be no longer recoverable are immediately recognized as a reduction to revenue. As of March 31, 2025 and September 30, 2024, Adient maintained capitalized upfront payments of $160 million and $155 million, respectively, within other noncurrent assets.

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities exist at March 31, 2025 or at September 30, 2024. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to the consolidated financial statements for disaggregated revenue by geographical market.

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
Adient plc | Form 10-Q | 9

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

4. Inventories

Inventories consisted of the following:

(in millions)	March 31, 2025	September 30, 2024
Raw materials and supplies	$550	$582
Work-in-process	29	29
Finished goods	140	147
Inventories	$719	$758

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2024	$606	$341	$1,217	$2,164
Impairment	—	(333)	—	(333)
Currency translation	(2)	(8)	(37)	(47)
Balance at March 31, 2025	$604	$—	$1,180	$1,784

Adient identified a triggering event requiring a quantitative impairment analysis as of March 31, 2025 primarily due to the continued and sustained decline in the market value of its ordinary shares during the second quarter of fiscal 2025 resulting from the uncertainties surrounding future production volume within the automotive industry. These uncertainties are the result of a combination of factors including weakening consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest expected margin declines as Adient continues to win new business with local OEMs in China, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China, overcapacity in the EMEA reporting unit resulting in pricing pressure along with continued disruptions caused by slower electric vehicle adoption rates. The analysis was performed using a fair value method based on management's judgments and assumptions regarding future cash flows for all three reporting units. These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows, and the appropriate discount rates (based on weighted average cost of capital ranging from 16.5% to 21.0%) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections considered the impact of all of the factors identified above, which contributed to a reduction in reporting unit level and overall fair value. As a result of the quantitative assessment and for the factors stated above, a $333 million non-cash goodwill impairment was recorded in the EMEA reporting unit during the quarter ended March 31, 2025. This amount is reflected in restructuring and impairment costs within the consolidated statements of income (loss). No amounts of goodwill remain recorded as of March 31, 2025 in EMEA. The Americas and Asia reporting units also showed significant declines in fair value, however, the differences between their fair values and carrying values both modestly exceeded 10% at March 31, 2025. The decrease in Americas' fair value is primarily attributable to the direct and indirect impacts stemming from the imposition of U.S. and foreign tariffs, and the decrease in Asia's fair value is
Adient plc | Form 10-Q | 10

primarily attributable to the market share loss for foreign/luxury OEMs in the region combined with modest expected margin declines as Adient continues to win new business with local OEMs in China. Management will continue to monitor economic conditions and will test for impairment either annually or upon the identification of another triggering event.

If further degradation in economic conditions occur, Adient’s reporting units may incur significant impairment of goodwill and other long-lived assets. Adient generally assumes operating margins in future years will normalize over time as the current year results are not indicative of market participant expectations primarily due to the current challenging market conditions as mentioned above. Management believes this is consistent with a market participant view. There are also expectations for enhanced profitability and cash flows driven by near-term efficiency actions, strategic review of portfolio and reduction of capital expenditures. Long-term profitability and cash flows will also be impacted by the expiration of underperforming contracts along with restructuring benefits taking full effect.

Refer to Note 15, "Segment Information," of the notes to the consolidated financial statements for more information on Adient's reportable segments.

Adient's intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	March 31, 2025			September 30, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$79	$(41)	$38	$81	$(39)	$42
Customer relationships	531	(244)	287	563	(246)	317
Trademarks and other	14	(3)	11	25	(13)	12
Total intangible assets	$624	$(288)	$336	$669	$(298)	$371

Amortization of intangible assets for the six months ended March 31, 2025 and 2024 was $23 million for each period.

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
The changes in Adient's total product warranty liability are as follows:

	Six Months Ended March 31,
(in millions)	2025	2024
Balance at beginning of period	$22	$21
Accruals for warranties issued during the period	3	4
Settlements/adjustments made (in cash or in kind) during the period	(5)	(4)
Balance at end of period	$20	$21

Adient plc | Form 10-Q | 11

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

The components of lease costs included in the consolidated statements of income (loss) for the three and six months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Operating lease cost	$27	$27	$54	$54
Short-term lease cost	7	8	14	15
Total lease cost	$34	$35	$68	$69

Operating lease right-of-use assets and lease liabilities included in the consolidated statements of financial position were as follows:

(in millions)		March 31, 2025	September 30, 2024
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$240	$248

Operating lease liabilities - current	Other current liabilities	$80	$78
Operating lease liabilities - noncurrent	Other noncurrent liabilities	158	168
		$238	$246

Weighted average remaining lease term:
Operating leases		5 years	5 years

Weighted average discount rate:
Operating leases		6.1%	6.2%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of March 31, 2025 are as follows:

Operating leases
Fiscal years (in millions)	March 31, 2025
2025 (excluding the six months ended March 31, 2025)	$49
2026	75
2027	54
2028	34
2029	18
Thereafter	43
Total lease payments	273
Less: imputed interest	(35)
Present value of lease liabilities	$238

Adient plc | Form 10-Q | 12

Supplemental cash flow information related to leases is as follows:

	Six Months Ended March 31,
(in millions)	2025	2024
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$40	$51

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$53	$55

8. Debt and Financing Arrangements

Long-term and short-term debt consisted of the following:

(in millions)	March 31, 2025	September 30, 2024
Long-term debt:
8.25% Notes due 2031	$500	$500
7.00% Secured Notes due 2028	500	500
Term Loan B due in 2031	629	632
4.875% Notes due in 2026	—	795
7.50% Notes due in 2033	795	—
Other bank borrowings and finance lease obligations	5	5
Less: debt issuance costs	(35)	(28)
Gross long-term debt	2,394	2,404
Less: current portion	8	8
Net long-term debt	$2,386	$2,396

Short-term debt:
Other bank borrowings	$2	$1
Total short-term debt	$2	$1

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the "ABL Credit Facility"), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term Secured Overnight Financing Rate (“SOFR”), in the case of amounts outstanding in Dollars, Euro Interbank Offered Rate (“EURIBOR”), in the case of amounts outstanding in Euros, Stockholm Interbank Offered Rate (“STIBOR”), in the case of amounts outstanding in Swedish Krona and Sterling Over Night Indexed Average (“SONIA”), in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable
Adient plc | Form 10-Q | 13

margin of 1.50% to 2.00%. As of March 31, 2025, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $843 million (net of $8 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $629 million and $632 million as of March 31, 2025 and September 30, 2024, respectively. During fiscal 2024, the Term Loan B Agreement was amended to reduce the applicable margin from 3.25% to 2.75% and extend final maturity to January 31, 2031. Adient incurred $5 million of costs associated with the modification, of which $4 million was recorded as deferred financing costs. During the first quarter of fiscal 2025, the Term Loan B Agreement was further amended to reduce the applicable margin from 2.75% to 2.25%. Adient incurred $1 million of costs associated with the modification, which was recorded as deferred financing costs. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The Term Loan B Agreement permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the Term Loan B Agreement accrues at Term SOFR plus an applicable margin.

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

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, maintains (i) $500 million in aggregate principal amount of 7.00% senior secured notes due 2028 and (ii) $500 million in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes is paid on April 15 and October 15 each year, beginning on October 15, 2023. These notes contain covenants that are usual and customary. AGH also maintained $795 million in aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 as of September 30, 2024. In February 2025, AGH issued $795 million (net proceeds of $783 million) in aggregate principal amount of 7.50% senior unsecured notes. Adient incurred $12 million of costs associated with the transaction, which was recorded as deferred financing costs. Proceeds from the sale of the notes, together with cash on hand, were used to fully redeem AGH's 4.875% senior unsecured notes in March 2025. Upon redemption of the 4.875% notes, Adient wrote off $2 million of previously deferred financing costs associated with the notes to net financing charges. The new notes mature on February 15, 2033 and bear interest at a rate of 7.50% per annum. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2025. These notes also contain covenants that are usual and customary.

Net Financing Charges

Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Interest expense, net of capitalized interest costs	$48	$46	$95	$94
Banking fees and debt issuance cost amortization	7	5	11	9
Interest income	(6)	(6)	(13)	(15)
Net foreign exchange	(1)	2	—	3
Net financing charges	$48	$47	$93	$91

Banking fees for the three and six months ended March 31, 2025 include $2 million of one-time accelerated-deferred financing fee charges associated with early redemption of the 4.875% notes. Total interest paid on both short and long-term debt for the six months ended March 31, 2025 and 2024 was $84 million and $97 million, respectively.

Adient plc | Form 10-Q | 14

Other Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of March 31, 2025, $170 million was funded under these programs which was a similar amount funded as of September 30, 2024.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of March 31, 2025, and September 30, 2024, Adient's liabilities related to this program were $91 million and $76 million, respectively. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

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

Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income ("AOCI") and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2025 and September 30, 2024.

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

Adient plc | Form 10-Q | 15

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	March 31, 2025	September 30, 2024	March 31, 2025	September 30, 2024
Other current assets
Foreign currency exchange derivatives	$10	$9	$1	$6
Other noncurrent assets
Foreign currency exchange derivatives	1	1	—	2
Total assets	$11	$10	$1	$8

Other current liabilities
Foreign currency exchange derivatives	$21	$32	$—	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	9	—	—
Total liabilities	$23	$41	$—	$—

Adient enters into International Swaps and Derivatives Associations ("ISDA") master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of March 31, 2025 and September 30, 2024, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	March 31, 2025	September 30, 2024	March 31, 2025	September 30, 2024
Gross amount recognized	$12	$18	$23	$41
Gross amount eligible for offsetting	(9)	(9)	(9)	(9)
Net amount	$3	$9	$14	$32

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Foreign currency exchange derivatives	$13	$12	$(1)	$38

Adient plc | Form 10-Q | 16

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2025	2024	2025	2024
Foreign currency exchange derivatives	Cost of sales	$(9)	$18	$(17)	$33
During the next twelve months, $11 million of pretax losses on cash flow hedges are expected to be reclassified from AOCI into Adient's consolidated statements of income (loss).

The following table presents the location and amount of pretax gains (losses) on fair value hedge activity in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2025	2024	2025	2024
Foreign currency exchange derivatives	Net financing charges	$—	$(3)	$—	$3
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2025	2024	2025	2024
Foreign currency exchange derivatives	Cost of sales	$3	$(2)	$—	$(1)
Foreign currency exchange derivatives	Net financing charges	(1)	(8)	(14)	1
Total		$2	$(10)	$(14)	$—

The effective portion of pretax gains (losses) recorded in currency translation adjustment ("CTA") within other comprehensive income (loss) related to net investment hedges was $(1) million and $1 million for the three months ended March 31, 2025 and 2024, respectively and $3 million and $(1) million for the six months ended March 31, 2025 and 2024, respectively. For the three and six months ended March 31, 2025 and 2024, no gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges.

For the three and six months ended March 31, 2025 and 2024, no ineffectiveness was recognized in the consolidated statements of income (loss) resulting from cash flow hedges.

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
Adient plc | Form 10-Q | 17

Recurring Fair Value Measurements

The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$11	$—	$11	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Total assets	$12	$—	$12	$—
Other current liabilities
Foreign currency exchange derivatives	$21	—	$21	—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	—	2	—
Total liabilities	$23	$—	$23	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$15	$—	$15	$—
Other noncurrent assets
Foreign currency exchange derivatives	3	—	3	—
Total assets	$18	$—	$18	$—
Other current liabilities
Foreign currency exchange derivatives	$32	$—	$32	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	9	—	9	—
Total liabilities	$41	$—	$41	$—

Valuation Methods
Foreign currency exchange derivatives: Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2025 and September 30, 2024, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income (loss).

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.3 billion and $2.4 billion at March 31, 2025 and September 30,
Adient plc | Form 10-Q | 18

2024, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Equity and Noncontrolling Interests

For the three months ended March 31, 2025:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$—	$3,682	$(885)	$(920)	$1,877	$284	$2,161
Net income (loss)	—	—	(335)	—	(335)	14	(321)
Foreign currency translation adjustments	—	—	—	89	89	4	93
Realized and unrealized gains on derivatives	—	—	—	17	17	—	17
Dividends attributable to noncontrolling interests	—	—	—	—	—	(5)	(5)
Share based compensation and other	—	4	—	—	4	—	4
Balance at March 31, 2025	$—	$3,686	$(1,220)	$(814)	$1,652	$297	$1,949

For the six months ended March 31, 2025:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2024	$—	$3,712	$(885)	$(693)	$2,134	$309	$2,443
Net income (loss)	—	—	(335)	—	(335)	29	(306)
Foreign currency translation adjustments	—	—	—	(128)	(128)	(7)	(135)
Realized and unrealized gains on derivatives	—	—	—	9	9	—	9
Dividends attributable to noncontrolling interests	—	—	—	—	—	(15)	(15)
Purchase of noncontrolling interest (1)	—	(7)	—	(2)	(9)	(19)	(28)
Repurchases of common stock	—	(25)	—	—	(25)	—	(25)
Share based compensation and other	—	6	—	—	6	—	6
Balance at March 31, 2025	$—	$3,686	$(1,220)	$(814)	$1,652	$297	$1,949

(1) Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

Adient plc | Form 10-Q | 19

For the three months ended March 31, 2024:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$—	$3,872	$(883)	$(704)	$2,285	$331	$2,616
Net income (loss)	—	—	(70)	—	(70)	14	(56)
Foreign currency translation adjustments	—	—	—	(92)	(92)	(4)	(96)
Realized and unrealized losses on derivatives	—	—	—	(6)	(6)	—	(6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(14)	(14)
Repurchases of common stock	—	(50)	—	—	(50)	—	(50)
Share based compensation and other	—	8	—	—	8	—	8
Balance at March 31, 2024	$—	$3,830	$(953)	$(802)	$2,075	$327	$2,402

For the six months ended March 31, 2024:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2023	$—	$3,973	$(903)	$(842)	$2,228	$318	$2,546
Net income (loss)	—	—	(50)	—	(50)	26	(24)
Foreign currency translation adjustments	—	—	—	37	37	1	38
Realized and unrealized gains on derivatives	—	—	—	3	3	—	3
Dividends attributable to noncontrolling interests	—	—	—	—	—	(18)	(18)
Repurchases of common stock	—	(150)	—	—	(150)	—	(150)
Share based compensation and other	—	7	—	—	7	—	7
Balance at March 31, 2024	$—	$3,830	$(953)	$(802)	$2,075	$327	$2,402

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Foreign currency translation adjustments
Balance at beginning of period	$(892)	$(725)	$(673)	$(854)
Aggregate adjustment for the period, net of tax	89	(92)	(130)	37
Balance at end of period (1)	$(803)	$(817)	$(803)	$(817)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$(27)	$22	$(19)	$13
Current period changes in fair value, net of tax	11	8	(3)	29
Reclassification to income, net of tax	6	(14)	12	(26)
Balance at end of period	$(10)	$16	$(10)	$16
Pension and postretirement plans
Balance at beginning of period	$(1)	$(1)	$(1)	$(1)
Balance at end of period	$(1)	$(1)	$(1)	$(1)
Accumulated other comprehensive loss, end of period	$(814)	$(802)	$(814)	$(802)

Adient plc | Form 10-Q | 20

(1) Foreign currency translation adjustments as of March 31, 2025 and 2024 include gains on designated net investment hedge instruments of $0 million and $1 million, respectively. During the next twelve months, no gains or losses are expected to be reclassified from AOCI into Adient's consolidated statements of income (loss).

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Beginning balance	$62	$57	$91	$57
Net income (1)	8	7	18	20
Dividends	—	—	(31)	(21)
Foreign currency translation adjustments	1	(6)	(7)	2
Ending balance	$71	$58	$71	$58

(1) During the six months ended March 31, 2024, a $5 million adjustment was recorded to increase income attributable to noncontrolling interest related to fiscal 2023.

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of Adient's ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal 2024, Adient repurchased and immediately retired 9,424,668 of its ordinary shares at an average purchase price per share of $29.18. The aggregate amount of cash paid to repurchase the shares was $275 million, of which $150 million had been spent through March 31, 2024. During the six months ended March 31, 2025, Adient repurchased and immediately retired 1,227,329 of its ordinary shares at an average purchase price per share of $20.37. The aggregate amount of cash paid to repurchase shares was $25 million, all of which had been spent as of December 31, 2024. As of March 31, 2025, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $235 million.

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Service cost	$2	$2	$3	$3
Interest cost	5	5	9	10
Expected return on plan assets	(4)	(3)	(7)	(6)
Net periodic benefit cost	$3	$4	$5	$7

The interest cost, expected return on plan assets, and net actuarial and settlement/curtailment (gain) loss components of net periodic benefit cost are included in other pension expense in the consolidated statements of income (loss).

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

During the first six months of fiscal 2025, Adient committed to restructuring actions ("2025 Plan") resulting in charges of $33 million, which was offset by $2 million of prior-year underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The 2025 Plan is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with these specific plans will primarily occur in fiscal years 2025 and 2026 and are expected to be substantially complete by fiscal year 2027. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income (loss). The following tables summarize the changes in Adient's restructuring reserve.

For the three months ended March 31, 2025:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at December 31, 2024	$165	$(11)	$154
2025 Plan charges	24	—	24
Utilized - cash	(28)	—	(28)
Noncash and other adjustments	(6)	8	2
Balance at March 31, 2025	$155	$(3)	$152

Current restructuring reserve - other current liabilities			$91
Noncurrent restructuring reserve - other noncurrent liabilities			61
Balance at March 31, 2025			$152

For the six months ended March 31, 2025:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2024	$181	$1	$182
2025 Plan charges	33	—	33
Utilized - cash	(57)	—	(57)
Noncash and other adjustments	(2)	(4)	(6)
Balance at March 31, 2025	$155	$(3)	$152

During the first six months of fiscal 2024, Adient committed to restructuring actions ("2024 Plan") resulting in charges of $138 million, including a charge of $127 million recorded during the three months ended March 31, 2024, which was offset by $2 million of prior-year underspend. The second quarter charges were almost entirely related to termination benefits in Europe. The 2024 Plan was implemented in response to structural changes occurring in the European automotive market and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with these specific plans primarily occur in fiscal years 2025 and 2026 and are
Adient plc | Form 10-Q | 22

expected to be substantially complete by fiscal year 2027. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income (loss).

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

Impairment
During the first six months of fiscal 2025, Adient recorded a non-cash impairment loss of $10 million on its investment in Adient Aerospace. The impairment is included in restructuring and impairment costs in the consolidated statements of income (loss). Refer also to Note 5, "Goodwill and Other Intangible Assets" of the notes to the consolidated financial statements for information about a goodwill impairment recorded during the three months ended March 31, 2025.

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2025, Adient’s income tax expense was $48 million equating to an effective tax rate of (18)% and $70 million equating to an effective tax rate of (32)%, respectively. The three month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, tax expense related to adjustments to net operating loss deferred tax assets and uncertain tax positions, and the impact of the impairment of the non-tax-deductible portion of the EMEA goodwill balance
Adient plc | Form 10-Q | 23

for which there is no corresponding income tax benefit. The six month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, tax expense related to adjustments to net operating loss deferred tax assets and uncertain positions, and the impact of the impairment of the non-tax-deductible portion of the EMEA goodwill balance for which there is no corresponding income tax benefit, partially offset by tax benefits from the release of uncertain tax positions due to statute lapses. For the three and six months ended March 31, 2024, Adient’s income tax expense was $8 million equating to an effective tax rate of (20)% and $28 million equating to an effective tax rate of 117%, respectively. The three and six month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by tax benefits from the release of uncertain tax positions due to audit closures.

Valuation Allowances

As a result of Adient's second quarter fiscal 2025 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.

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

Uncertain Tax Positions

At March 31, 2025, Adient had gross tax effected unrecognized tax benefits of $418 million. If recognized, $111 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at March 31, 2025 was approximately $20 million (net of tax benefit). The interest and penalties accrued for the three and six months ended March 31, 2025 was $1 million and $1 million, respectively. Additionally, during the three months ended March 31, 2025, Adient recognized tax expense of $9 million to establish a reserve for an uncertain tax position. During the six months ended March 31, 2025, Adient recognized tax benefits of $7 million related to the release of uncertain tax positions due to statute lapses as well as tax expense of $9 million to establish a reserve for an uncertain tax position. At September 30, 2024, Adient had gross tax effected unrecognized tax benefits of $422 million. If recognized, $106 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at September 30, 2024 was approximately $21 million (net of tax benefit). The interest and penalties accrued for the three and six months ended March 31, 2024 was $1 million and $3 million, respectively. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Other

During the three and six months ended March 31, 2025, Adient recognized tax expense of $19 million related to adjustments to net operating loss deferred tax assets. In addition, Adient recognized a tax benefit from the write-off of a $13 million deferred tax liability associated with the tax-deductible portion of the EMEA goodwill balance which was impaired during the three months ended March 31, 2025.

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

Adient plc | Form 10-Q | 24

15. Segment Information

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: (i) Americas, which is inclusive of North America and South America; (ii) Europe, Middle East, and Africa ("EMEA"); and (iii) Asia Pacific/China ("Asia").

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income (loss) before income taxes and noncontrolling interests, excluding net financing charges, restructuring and impairment costs, restructuring related-costs, net mark-to-market adjustments on pension and postretirement plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items ("Adjusted EBITDA"). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.

The following table summarizes net sales and adjusted EBITDA by reportable segment for the three and six months ended March 31, 2025 and 2024:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Three months ended March 31, 2025
Net sales	$1,699	$1,231	$707	$(26)	$3,611
Adjusted EBITDA	$94	$50	$110	$(21)	$233

Six months ended March 31, 2025
Net sales	$3,310	$2,360	$1,479	$(43)	$7,106
Adjusted EBITDA	$179	$72	$221	$(43)	$429

Three months ended March 31, 2024
Net sales	$1,660	$1,370	$742	$(22)	$3,750
Adjusted EBITDA	$80	$57	$112	$(22)	$227

Six months ended March 31, 2024
Net sales	$3,307	$2,638	$1,512	$(47)	$7,410
Adjusted EBITDA	$160	$102	$226	$(45)	$443
Adient plc | Form 10-Q | 25

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income (loss) before income taxes:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Adjusted EBITDA
Americas	$94	$80	$179	$160
EMEA	50	57	72	102
Asia	110	112	221	226
Subtotal	254	249	472	488
Corporate-related costs (1)	(21)	(22)	(43)	(45)
Restructuring and impairment costs (2)	(351)	(125)	(374)	(136)
Purchase accounting amortization (3)	(12)	(13)	(23)	(24)
Restructuring related charges (4)	(5)	(2)	(6)	7
Gain (loss) on disposal transactions (5)	—	—	4	(8)
Depreciation	(67)	(70)	(136)	(142)
Equity based compensation (6)	(5)	(10)	(10)	(23)
Other items (7)	(9)	1	(7)	2
Earnings before interest and income taxes	(216)	8	(123)	119
Net financing charges	(48)	(47)	(93)	(91)
Other pension expense	(1)	(2)	(2)	(4)
Income (loss) before income taxes	$(265)	$(41)	$(218)	$24

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
(2) Reflects restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments. The three months ended March 31, 2025 reflects restructuring charges of $18 million, and a non-recurring, non-cash goodwill impairment charge of $333 million in the EMEA reporting unit. The six months ended March 31, 2025 reflects restructuring charges of $31 million, a non-recurring, non-cash goodwill impairment charge of $333 million in the EMEA reporting unit, and an impairment charge of $10 million related to Adient’s investment in Adient Aerospace. Refer to Note 5, "Goodwill and Other Intangible Assets" and Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.
(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.
(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. The six months ended March 31, 2025 and 2024 include a $5 million and a $10 million gain on sale of restructured facilities, respectively.
(5) The six months ended March 31, 2025 reflects a $4 million gain on sale of Adient's partially-owned investment in Setex. The six months ended March 31, 2024 reflects an $8 million loss on sale of 51% of Adient's interest in LFADNT. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.
(6) During the six months ended March 31, 2024, a $5 million adjustment was recorded to increase equity-based compensation expense related to a retired executive's equity awards that should have been recognized in periods prior to fiscal 2023.
(7) The three months ended March 31, 2025 includes $8 million of third-party consulting costs associated with strategic planning and a $1 million non-recurring loss at affiliates. The six months ended March 31, 2025 includes $8 million of third-party consulting costs associated with strategic planning and a $1 million non-recurring loss at affiliates, partially offset by a
Adient plc | Form 10-Q | 26

$2 million gain on a non-recurring contract related settlement. The three months ended March 31, 2024 reflects $1 million of indirect tax recoveries in Brazil. The six months ended March 31, 2024 includes a $3 million non-recurring gain on a contract related settlement and $1 million of indirect tax recoveries in Brazil, partially offset by $2 million one-time divestiture related tax impact at an affiliate.

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Americas
United States	$1,565	$1,491	$3,010	$2,913
Mexico	606	628	1,214	1,260
Other Americas	70	61	145	147
Regional elimination	(542)	(520)	(1,059)	(1,013)
	1,699	1,660	3,310	3,307
EMEA
Germany	242	254	451	478
Poland	214	249	415	498
Czech Republic	180	220	356	415
Spain	179	206	360	386
Sweden	142	157	281	309
Other EMEA	579	658	1,089	1,275
Regional elimination	(305)	(374)	(592)	(723)
	1,231	1,370	2,360	2,638
Asia
China	286	336	621	710
Thailand	131	126	254	248
Korea	126	128	273	250
Japan	106	86	213	179
Other Asia	74	78	152	149
Regional elimination	(16)	(12)	(34)	(24)
	707	742	1,479	1,512

Inter-segment elimination	(26)	(22)	(43)	(47)

Total	$3,611	$3,750	$7,106	$7,410

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the investments in partially-owned affiliates line in the consolidated statements of financial position as of March 31, 2025 and September 30, 2024. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the equity income line in the consolidated statements of income (loss) for the three and six months ended March 31, 2025 and 2024, respectively.

Adient plc | Form 10-Q | 27

Adient maintains total investments in partially-owned affiliates of $293 million and $338 million at March 31, 2025 and September 30, 2024, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Six Months Ended March 31,
(in millions)	2025	2024
Income statement data:
Net sales	$1,819	$1,938
Gross profit	$159	$204
Net income	$80	$89
Net income attributable to the entity	$78	$88

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $2 million and $3 million at March 31, 2025 and September 30, 2024, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income (loss):

		Three Months Ended March 31,		Six Months Ended March 31,
(in millions)		2025	2024	2025	2024
Net sales to related parties	Net sales	$28	$65	$84	$131
Purchases from related parties	Cost of sales	76	110	159	213

Adient plc | Form 10-Q | 28

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		March 31, 2025	September 30, 2024
Receivables from related parties	Accounts receivable	$12	$28
Payables to related parties	Accounts payable/other current liabilities	21	114

Adient plc | Form 10-Q | 29

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the effects of local and national economic, credit and capital market conditions (including the persistence of high interest rates, vehicle affordability and volatile currency exchange rates) on the global economy, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, automotive vehicle production levels, mix and schedules, as well as the concentration of exposure to certain automotive manufacturers, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, risks associated with Adient’s joint ventures, volatile energy markets, Adient’s ability and timing of customer recoveries for increased input costs, the availability of raw materials and component products (including components required by Adient’s customers for the manufacture of vehicles), geopolitical uncertainties such as the Ukraine and Middle East conflicts and the impact on the regional and global economies and additional pressure on supply chain and vehicle production, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to successfully identify suitable opportunities for organic investment and/or acquisitions and to integrate such investments and/or acquisitions; work stoppages, including due to strikes, supply chain disruptions and similar events, wage inflationary pressures due to labor shortages and new labor negotiations, the ability of Adient to execute its restructuring plans and achieve the desired benefit, the ability of Adient to meet debt service requirements and, terms of future financing, the impact of global tax reform legislation, potential adjustment of the value of deferred tax assets, global climate change and related emphasis on sustainability matters by various stakeholders, and the ability of Adient to achieve its sustainability-related goals, cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 and Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within this report as well as within Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Adient plc | Form 10-Q | 30

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, the Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").

Factors Affecting Adient’s Operating Environment

The results presented below for each reporting segment were in line with internal expectations for the second quarter of fiscal 2025. However, such results are not necessarily indicative of full-year results as Adient, along with the automotive industry, faces uncertainties surrounding future production volume within the automotive industry. These uncertainties are the result of a combination of factors including weakening consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest expected margin declines as Adient continues to win new business with local OEMs in China, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China, overcapacity in the EMEA reporting unit resulting in pricing pressure along with continued disruptions caused by slower electric vehicle adoption rates. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

As a result of macroeconomic factors impacting Adient and the automotive industry as discussed above, Adient identified a triggering event and conducted a quantitative goodwill impairment assessment which resulted in a $333 million non-cash goodwill impairment in EMEA as of March 31, 2025. The Americas and Asia reporting units also showed significant declines in fair value, however, the differences between their fair values and carrying values both modestly exceeded 10% at March 31, 2025. The decrease in Americas' fair value is primarily attributable to the direct and indirect impacts stemming from the imposition of U.S. and foreign tariffs, and the decrease in Asia's fair value is primarily attributable to market share loss for foreign/luxury OEMs in the region combined with modest expected margin declines as Adient continues to win new business with local OEMs in China. Adient continuously assesses the changing macroeconomic conditions in all regions including the outlook for consumer demand for vehicles and other factors, along with the need for further restructuring actions, all of which impact Adient’s ability to achieve its projected long-term operating performance.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During the three and six months ended March 31, 2025, global light vehicle production increased 2.4% and 1.8%, respectively, primarily driven by improved production volumes by local OEMs in China, partially offset by reduced production volumes in the North America and EMEA.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended March 31,			Six Months Ended March 31,
(units in millions)	2025	Change	2024	2025	Change	2024
Global	21.7	2.4%	21.2	46.0	1.8%	45.2
North America	3.8	(5.0)%	4.0	7.4	(3.9)%	7.7
South America	0.7	16.7%	0.6	1.5	15.4%	1.3
EMEA	4.3	(4.4)%	4.5	8.6	(5.5)%	9.1
China	6.9	11.3%	6.2	16.4	9.3%	15.0
Asia, excluding China, and Other	6.0	1.7%	5.9	12.1	—%	12.1

Source: S&P Global, April 2025

Financial Results Summary
Significant aspects of Adient's financial results for the second quarter of fiscal 2025 include the following:

•Adient recorded net sales of $3,611 million for the second quarter of fiscal 2025, representing a decrease of $139 million or 3.7% when compared to the second quarter of fiscal 2024. The decrease in net sales is primarily attributable to Adient's lower overall production volumes in EMEA and China, which is partially offset by higher production volumes in Americas
Adient plc | Form 10-Q | 31

and other countries in Asia, the unfavorable impact of foreign currencies, and unfavorable material economics recoveries, partially offset by favorable pricing adjustments.

•Gross profit was $261 million, or 7.2% of net sales, for the second quarter of fiscal 2025 compared to $230 million, or 6.1% of net sales for the second quarter of fiscal 2024. Profitability, including gross profit as a percentage of net sales, was higher due primarily to favorable pricing adjustments and operating performance, more than offsetting lower production volumes.

•Equity income of $18 million for the second quarter of fiscal 2025 was unchanged compared to the second quarter of fiscal 2024 driven by favorable operating performance at partially-owned affiliates, offset by the unfavorable impact of the KEIPER supply agreement modifications.

•Net loss attributable to Adient was $335 million for the second quarter of fiscal 2025, compared to net loss attributable to Adient of $70 million for the second quarter of fiscal 2024. The increase in net loss in the second quarter of fiscal 2025 is primarily attributable to the $333 million non-cash goodwill impairment charge relating to the EMEA reporting unit, a higher income tax provision, higher SG&A expenses mainly driven by third-party consulting costs associated with strategic planning, higher engineering and other administrative spending primarily driven by prior-year compensation austerity measures, and unfavorable material economics, net of recoveries, partially offset by favorable pricing adjustments.

Consolidated Results of Operations

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	Change	2024	2025	Change	2024
Net sales	$3,611	(4)%	$3,750	$7,106	(4)%	$7,410
Cost of sales	3,350	(5)%	3,520	6,629	(4)%	6,934
Gross profit	261	13%	230	477	—%	476
Selling, general and administrative expenses	144	25%	115	269	3%	262
Restructuring and impairment costs	351	>100%	125	374	>100%	136
Equity income	18	—%	18	43	5%	41
Earnings before interest and income taxes	(216)	>(100%)	8	(123)	>(100%)	119
Net financing charges	48	2%	47	93	2%	91
Other pension expense	1	(50)%	2	2	(50)%	4
Income (loss) before income taxes	(265)	>(100%)	(41)	(218)	>(100%)	24
Income tax provision	48	>100%	8	70	>100%	28
Net loss	(313)	>(100%)	(49)	(288)	>(100%)	(4)
Income attributable to noncontrolling interests	22	5%	21	47	2%	46
Net loss attributable to Adient	$(335)	>(100%)	$(70)	$(335)	>(100%)	$(50)

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	Change	2024	2025	Change	2024
Net sales	$3,611	(4)%	$3,750	$7,106	(4)%	$7,410

Net sales decreased by $139 million, or 4%, in the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024 due to lower overall production volumes in EMEA and China as a result of softening consumer demand in EMEA and adverse product mix in Asia, which is partially offset by production volume increases in Americas and Asia (excluding China) ($105 million), the unfavorable impact of foreign currencies ($49 million) and unfavorable material economics recoveries ($19 million), partially offset by favorable pricing adjustments ($34 million).

Adient plc | Form 10-Q | 32

Net sales decreased by $304 million, or 4%, during the first six months of fiscal 2025 as compared to the first six months of fiscal 2024 due to lower overall production volumes in EMEA and Asia as a result of softening consumer demand in EMEA and adverse product mix in China, which is partially offset by production volume increases in Americas ($252 million), the unfavorable impact of foreign currencies ($54 million) and unfavorable material economics recoveries ($34 million), partially offset by favorable pricing adjustments ($36 million). Refer to the segment analysis below for a discussion of segment net sales.

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	Change	2024	2025	Change	2024
Cost of sales	$3,350	(5)%	$3,520	$6,629	(4)%	$6,934
Gross profit	$261	13%	$230	$477	—%	$476
% of sales	7.2%		6.1%	6.7%		6.4%

Cost of sales decreased by $170 million, or 5%, and gross profit increased by $31 million, or 13%, in the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024. The year over year decrease in cost of sales was primarily due to lower production volumes ($100 million), the favorable impact of foreign currencies ($38 million), favorable pricing adjustments including KEIPER supply agreement modifications ($20 million), favorable operating performance, net of a $9 million unfavorable tariff impact ($8 million), favorable material economics ($5 million) and lower depreciation expense ($3 million), partially offset by higher restructuring related charges ($4 million). Gross profit for the three months ended March 31, 2025 was favorably impacted by favorable pricing adjustments and favorable operating performance, partially offset by unfavorable material economics, net of recoveries, the net unfavorable impact of foreign currencies and lower production volumes.

Cost of sales decreased by $305 million, or 4%, and gross profit increased by $1 million, less than 1%, during the first six months of fiscal 2025 as compared to the first six months of fiscal 2024. The year over year decrease in cost of sales was primarily due to lower production volumes ($207 million), the favorable impact of foreign currencies ($45 million), favorable pricing adjustments including KEIPER supply agreement modifications ($26 million), favorable operating performance, net of a $9 million unfavorable tariff impact ($17 million), favorable material economics ($12 million) and lower depreciation expense ($6 million), partially offset by higher restructuring related charges ($8 million). Gross profit for the six months ended March 31, 2025 was impacted by favorable pricing adjustments, favorable operating performance and lower depreciation expense, partially offset by lower production volumes, unfavorable material economics, net of recoveries, the net unfavorable impact of foreign currencies and higher restructuring related charges. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	Change	2024	2025	Change	2024
Selling, general and administrative expenses	$144	25%	$115	$269	3%	$262
% of sales	4.0%		3.1%	3.8%		3.5%

SG&A expenses increased by $29 million, or 25%, in the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024. The year over year increase in SG&A was primarily due to higher net engineering and other administrative spending ($15 million), higher compensation expense including the impact of prior-year compensation related austerity measures ($8 million) and third-party consulting costs associated with strategic planning ($8 million), partially offset by the favorable impact of foreign currencies ($1 million) and lower restructuring related charges ($1 million).

SG&A expenses increased by $7 million, or 3%, during the first six months of fiscal 2025 as compared to the first six months of fiscal 2024. The year over year increase in SG&A was primarily due to third-party consulting costs associated with strategic planning ($8 million), higher net engineering and other administrative spending ($6 million), partially offset by lower compensation expense including lower performance-based incentive compensation costs and other compensation related austerity measures ($3 million), the favorable impact of foreign currencies ($2 million) and other non-recurring items ($2 million).

Adient plc | Form 10-Q | 33

Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	Change	2024	2025	Change	2024
Restructuring and impairment costs	$351	>100%	$125	$374	>100%	$136

Restructuring and impairment costs were higher by $226 million during the second quarter of fiscal 2025 and higher by $238 million during the first six months of fiscal 2025 mainly due to a $333 million impairment charge relating to EMEA's goodwill during the three months ended March 31, 2025 and a $10 million impairment loss recorded on the Adient Aerospace investment during the first six months of fiscal 2025, partially offset by higher levels of restructuring charges recorded primarily in EMEA in the prior year in response to structural changes occurring in the European automotive market and to ensure Adient maintains a competitive cost structure by reducing labor costs and increasing efficiencies. Refer to Note 5, "Goodwill and Other Intangible Assets" and Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements and the discussion under Liquidity and Capital Resources below for additional information related to the goodwill impairment recorded during the three months ended March 31, 2025 and Adient's restructuring plans.

Equity Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	Change	2024	2025	Change	2024
Equity income	$18	—%	$18	$43	5%	$41

Equity income of $18 million for the second quarter of fiscal 2025 remained consistent compared to the second quarter of fiscal 2024. During the second quarter of fiscal 2025, Adient's equity income was impacted by favorable operating performance at partially-owned affiliates ($6 million), offset by the unfavorable impact of the KEIPER supply agreement modifications ($6 million).

Equity income was $43 million during the first six months of fiscal 2025, compared to $41 million during the first six months of fiscal 2024. The increase is primarily attributable to favorable operating performance at partially-owned affiliates ($15 million), a one-time gain on the sale of Setex during the first quarter of fiscal 2025 ($4 million) and a prior year unfavorable one-time divestiture related tax impact at an affiliate ($2 million), partially offset by the unfavorable impact of the KEIPER supply agreement modifications ($18 million).

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	Change	2024	2025	Change	2024
Net financing charges	$48	2%	$47	$93	2%	$91

Net financing charges were higher by $1 million in the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024, and by $2 million during the first six months of fiscal 2025 as compared to the first six months of fiscal 2024. The increase was due to one-time accelerated-deferred financing fee charges associated with early redemption of the 4.875% notes. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions and components of net financing charges.

Other Pension Expense

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	Change	2024	2025	Change	2024
Other pension expense	$1	(50)%	$2	$2	(50)%	$4

Adient plc | Form 10-Q | 34

Other pension expense was lower by $1 million in the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024, and lower by $2 million during the first six months of fiscal 2025 as compared to the first six months of fiscal 2024 due primarily to higher expected return on assets. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	Change	2024	2025	Change	2024
Income tax provision	$48	>100%	$8	$70	>100%	$28

The second quarter fiscal 2025 income tax expense of $48 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, $19 million of tax expense related to adjustments to net operating loss deferred tax assets, $9 million of tax expense related to the establishment of an uncertain tax position, and the impact of the impairment of the non-tax-deductible portion of the EMEA goodwill balance for which there is no corresponding income tax benefit. The second quarter fiscal 2024 income tax expense of $8 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by $14 million of tax benefits from the release of uncertain tax positions due to audit closures.

The first six months of fiscal 2025 income tax expense of $70 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, $19 million of tax expense related to adjustments to net operating loss deferred tax assets, $9 million of tax expense related to the establishment of an uncertain tax position, and the impact of the impairment of the non-tax-deductible portion of the EMEA goodwill balance for which there is no corresponding income tax benefit, partially offset by $7 million of tax benefits from the release of uncertain tax positions due to statute lapses. The first six months of fiscal 2024 income tax expense of $28 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by $17 million of tax benefits from the release of uncertain tax positions due to audit closures.

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	Change	2024	2025	Change	2024
Income attributable to noncontrolling interests	$22	5%	$21	$47	2%	$46

Income attributable to noncontrolling interests in the second quarter of fiscal 2025 was comparable to the second quarter of fiscal 2024. Income attributable to noncontrolling interests during the first six months of fiscal 2025 as compared to the first six months of fiscal 2024 was impacted by higher production volumes at certain affiliates, partially offset by a $5 million adjustment to increase income attributable to noncontrolling interests recorded in fiscal 2024 related to a prior period.

Net Loss Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	Change	2024	2025	Change	2024
Net loss attributable to Adient	$(335)	>(100%)	$(70)	$(335)	>(100%)	$(50)

Net loss attributable to Adient was $335 million for the second quarter of fiscal 2025, compared to net loss attributable to Adient of $70 million for the second quarter of fiscal 2024. The increase in net loss in the second quarter of fiscal 2025 is primarily attributable to the $333 million non-cash goodwill impairment charge relating to the EMEA reporting unit, a higher income tax provision, higher SG&A expenses mainly driven by third-party consulting costs associated with strategic planning and higher engineering and other administrative spending, higher equity and performance-based compensation expense,
Adient plc | Form 10-Q | 35

unfavorable material economics, net of recoveries and the unfavorable impact of foreign currencies, partially offset by favorable pricing adjustments, favorable operating performance and higher restructuring costs in the prior year.

Net loss attributable to Adient was $335 million during the first six months of fiscal 2025, compared to net loss attributable to Adient of $50 million during the first six months of fiscal 2024. The increase in net loss in the first six months of fiscal 2025 is primarily attributable to the $333 million non-cash goodwill impairment charge relating to the EMEA reporting unit and the $10 million non-cash impairment on its investment in Adient Aerospace, a higher income tax provision, lower overall production volumes, unfavorable material economics, net of recoveries, the unfavorable impact of foreign currencies, and higher SG&A expenses mainly driven by third-party consulting costs associated with strategic planning and higher engineering and other administrative spending, higher equity and performance-based compensation expense, partially offset by favorable pricing adjustments, favorable operating performance and higher restructuring costs in the prior year.

Comprehensive Loss Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	Change	2024	2025	Change	2024
Comprehensive loss attributable to Adient	$(229)	-36%	$(168)	$(454)	>(100%)	$(10)

Comprehensive loss attributable to Adient was $229 million for the second quarter of fiscal 2025 compared to $168 million of comprehensive loss for the second quarter of fiscal 2024. The increase of $61 million is due primarily to a higher net loss primarily resulting from the non-cash goodwill impairment in the EMEA reporting unit ($264 million), higher comprehensive income attributable to noncontrolling interests ($16 million), partially offset by the favorable impact of foreign currency translation adjustments ($196 million) and realized and unrealized gains on derivatives in the second quarter of fiscal 2025 compared to losses in the second quarter of fiscal 2024 ($23 million).

Comprehensive loss attributable to Adient was $454 million during the first six months of fiscal 2025, compared to $10 million of comprehensive loss during the first six months of fiscal 2024. The increase of $444 million is due primarily to a higher net loss primarily resulting from the non-cash goodwill impairment in the EMEA reporting unit ($284 million), the unfavorable impact of foreign currency translation adjustments ($182 million), partially offset by higher realized and unrealized gains on derivatives ($6 million) and lower comprehensive income attributable to noncontrolling interests ($16 million).

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

The results presented below are not necessarily indicative of full-year results as Adient, along with the automotive industry, faces uncertainties surrounding future production volume within the automotive industry. These uncertainties are the result of a combination of factors including weakening consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest expected margin declines as Adient continues to win new business with local OEMs in China, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China, overcapacity in the EMEA reporting unit resulting in pricing pressure along with continued disruptions caused by slower electric vehicle adoption rates. Refer to the Factors Affecting Adient’s Operating Environment section in this Form 10-Q and within our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, for additional information on factors that have impacted Adient. Adient continues to monitor the financial results of its reporting units for implications on the recoverability of long-lived assets, including goodwill.

Adient plc | Form 10-Q | 36

Financial information relating to Adient's reportable segments is as follows:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Three months ended March 31, 2025
Net sales	$1,699	$1,231	$707	$(26)	$3,611
Adjusted EBITDA	$94	$50	$110	$(21)	$233

Six months ended March 31, 2025
Net sales	$3,310	$2,360	$1,479	$(43)	$7,106
Adjusted EBITDA	$179	$72	$221	$(43)	$429

Three months ended March 31, 2024
Net sales	$1,660	$1,370	$742	$(22)	$3,750
Adjusted EBITDA	$80	$57	$112	$(22)	$227

Six months ended March 31, 2024
Net sales	$3,307	$2,638	$1,512	$(47)	$7,410
Adjusted EBITDA	$160	$102	$226	$(45)	$443

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income (loss) before income taxes:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Adjusted EBITDA
Americas	$94	$80	$179	$160
EMEA	50	57	72	102
Asia	110	112	221	226
Subtotal	254	249	472	488
Corporate-related costs (1)	(21)	(22)	(43)	(45)
Restructuring and impairment costs (2)	(351)	(125)	(374)	(136)
Purchase accounting amortization (3)	(12)	(13)	(23)	(24)
Restructuring related charges (4)	(5)	(2)	(6)	7
Gain on disposal transactions (5)	—	—	4	(8)
Depreciation	(67)	(70)	(136)	(142)
Equity based compensation (6)	(5)	(10)	(10)	(23)
Other items (7)	(9)	1	(7)	2
Earnings before interest and income taxes	(216)	8	(123)	119
Net financing charges	(48)	(47)	(93)	(91)
Other pension expense	(1)	(2)	(2)	(4)
Income (loss) before income taxes	$(265)	$(41)	$(218)	$24

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.
Adient plc | Form 10-Q | 37

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments. The three months ended March 31, 2025 reflects restructuring charges of $18 million, and a non-recurring, non-cash goodwill impairment charge of $333 million in the EMEA reporting unit. The six months ended March 31, 2025 reflects restructuring charges of $31 million, a non-recurring, non-cash goodwill impairment charge of $333 million in the EMEA reporting unit, and an impairment charge of $10 million related to Adient’s investment in Adient Aerospace. Refer to Note 5, "Goodwill and Other Intangible Assets" and Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.
(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.
(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. The six months ended March 31, 2025 and 2024 include a $5 million and a $10 million gain on sale of restructured facilities, respectively.
(5) The six months ended March 31, 2025 reflects a $4 million gain on sale of Adient's partially-owned investment in Setex. The six months ended March 31, 2024 reflects an $8 million loss on sale of 51% of Adient's interest in LFADNT. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.
(6) During the six months ended March 31, 2024, a $5 million adjustment was recorded to increase equity-based compensation expense related to a retired executive's equity awards that should have been recognized in periods prior to fiscal 2023.
(7) The three months ended March 31, 2025 includes $8 million of third-party consulting costs associated with strategic planning and a $1 million non-recurring loss at affiliates. The six months ended March 31, 2025 includes $8 million of third-party consulting costs associated with strategic planning and a $1 million non-recurring loss at affiliates, partially offset by a $2 million gain on a non-recurring contract related settlement. The three months ended March 31, 2024 reflects $1 million of indirect tax recoveries in Brazil. The six months ended March 31, 2024 includes a $3 million non-recurring gain on a contract related settlement and $1 million of indirect tax recoveries in Brazil, partially offset by $2 million one-time divestiture related tax impact at an affiliate.

Americas

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	Change	2024	2025	Change	2024
Net sales	$1,699	2%	$1,660	$3,310	—%	$3,307
Adjusted EBITDA	$94	18%	$80	$179	12%	$160

Net sales increased during the second quarter of fiscal 2025 by $39 million primarily due to net favorable pricing adjustments ($31 million) and higher current quarter production volumes ($26 million), partially offset by unfavorable material economics recoveries ($10 million) and the unfavorable impact of foreign currencies ($8 million).

Net sales increased during the first six months of fiscal 2025 by $3 million primarily due to net favorable pricing adjustments ($30 million) and higher current year production volumes ($14 million), partially offset by unfavorable material economics recoveries ($22 million) and the unfavorable impact of foreign currencies ($19 million).

Adjusted EBITDA increased during the second quarter of fiscal 2025 by $14 million due to net favorable pricing adjustments ($34 million) and higher current quarter production volumes ($13 million), partially offset by higher SG&A expenses driven by higher engineering spending and higher administrative expenses primarily driven by prior-year compensation austerity measures ($19 million), unfavorable material economics, net of recoveries ($9 million), the unfavorable impact of foreign currencies ($4 million), and lower equity income ($1 million). A $9 million unfavorable tariff impact was offset by favorable operating performance during the current quarter.

Adjusted EBITDA increased during the first six months of fiscal 2025 by $19 million due to net favorable pricing adjustments ($31 million), higher current year production volumes ($18 million) and favorable operating performance, net of a $9 million unfavorable tariff impact ($11 million), partially offset by higher SG&A expenses driven by higher engineering spending and higher administrative expenses primarily driven by prior-year compensation austerity measures ($19 million), unfavorable material economics, net of recoveries ($18 million), the unfavorable impact of foreign currencies ($3 million), and lower equity income ($1 million).
Adient plc | Form 10-Q | 38

EMEA

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	Change	2024	2025	Change	2024
Net sales	$1,231	(10)%	$1,370	$2,360	(11)%	$2,638
Adjusted EBITDA	$50	(12)%	$57	$72	(29)%	$102

Net sales decreased during the second quarter of fiscal 2025 by $139 million primarily as a result of lower production volumes resulting from weakening consumer demand for new vehicles and product mix ($108 million), the unfavorable impact of foreign currencies ($34 million) and unfavorable material economics recoveries ($8 million), partially offset by net favorable pricing adjustments ($11 million).

Net sales decreased during the first six months of fiscal 2025 by $278 million primarily as a result of lower production volumes resulting from weakening consumer demand for new vehicles and product mix ($256 million), the unfavorable impact of foreign currencies ($28 million) and unfavorable material economics recoveries ($11 million), partially offset by net favorable pricing adjustments ($17 million).

Adjusted EBITDA decreased during the second quarter of fiscal 2025 by $7 million due to lower production volumes and unfavorable product mix ($9 million), the unfavorable impact of foreign currencies ($7 million), unfavorable material economics, net of recoveries ($6 million), higher administrative and engineering expense ($4 million) and lower equity income ($1 million), partially offset by net favorable pricing adjustments ($18 million) and favorable operating performance ($2 million).

Adjusted EBITDA decreased during the first six months of fiscal 2025 by $30 million due to lower production volumes and unfavorable product mix ($35 million), the unfavorable impact of foreign currencies ($9 million), unfavorable operating performance associated with net inefficiencies related to lower levels of customer orders ($8 million) and unfavorable material economics, net of recoveries ($5 million), partially offset by net favorable pricing adjustments ($22 million), lower administrative and engineering expense ($4 million) and higher equity income ($1 million).

Asia

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	Change	2024	2025	Change	2024
Net sales	$707	(5)%	$742	$1,479	(2)%	$1,512
Adjusted EBITDA	$110	(2)%	$112	$221	(2)%	$226

Net sales decreased during the second quarter of fiscal 2025 by $35 million due to lower production volumes within China resulting from lower levels of premium vehicle production volume, partially offset by increased volumes in other Asia countries ($17 million), the unfavorable impact of foreign currencies ($9 million), net unfavorable pricing adjustments ($8 million), and unfavorable material economics recoveries ($1 million).

Net sales decreased during the first six months of fiscal 2025 by $33 million due to lower production volumes within China resulting from lower levels of premium vehicle production volume ($12 million), net unfavorable pricing adjustments ($11 million), the unfavorable impact of foreign currencies ($9 million), and unfavorable material economics recoveries ($1 million).

Adjusted EBITDA decreased during the second quarter of fiscal 2025 by $2 million due to unfavorable production volumes and mix ($10 million) and higher administrative and engineering expense ($3 million), partially offset by favorable operating performance ($6 million), net favorable pricing adjustments ($2 million), higher equity income despite an unfavorable $6 million impact from KEIPER supply agreement modifications ($2 million) and the favorable impact of foreign currencies ($1 million).

Adient plc | Form 10-Q | 39

Adjusted EBITDA decreased during the first six months of fiscal 2025 by $5 million due to unfavorable volumes and mix ($28 million), lower equity income including an unfavorable $18 million impact from KEIPER supply agreement modifications ($3 million), and higher administrative and engineering expense ($1 million), partially offset by operational improvements including improved freight costs ($11 million), net favorable pricing adjustments ($9 million) and the favorable impact of foreign currencies ($7 million).

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

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the "ABL Credit Facility"), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term Secured Overnight Financing Rate (“SOFR”), in the case of amounts outstanding in Dollars, Euro Interbank Offered Rate (“EURIBOR”), in the case of amounts outstanding in Euros, Stockholm Interbank Offered Rate (“STIBOR”), in the case of amounts outstanding in Swedish Krona and Sterling Over Night Indexed Average (“SONIA”), in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of March 31, 2025, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $843 million (net of $8 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $629 million and $632 million as of March 31, 2025 and September 30, 2024, respectively. During fiscal 2024, the Term Loan B Agreement was amended to reduce the applicable margin from 3.25% to 2.75% and extend final maturity to January 31, 2031. Adient incurred $5 million of costs associated with the modification, of which $4 million was recorded as deferred financing costs. During the first quarter of fiscal 2025, the Term Loan B Agreement was further amended to reduce the applicable margin from 2.75% to 2.25%. Adient incurred $1 million of costs associated with the modification, which was recorded as deferred financing costs. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The Term Loan B Agreement permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the Term Loan B Agreement accrues at Term SOFR plus an applicable margin.

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
Adient plc | Form 10-Q | 40

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, maintains (i) $500 million in aggregate principal amount of 7.00% senior secured notes due 2028 and (ii) $500 million in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes is paid on April 15 and October 15 each year, beginning on October 15, 2023. These notes contain covenants that are usual and customary. AGH also maintained $795 million in aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 as of September 30, 2024. In February 2025, AGH issued $795 million (net proceeds of $783 million) in aggregate principal amount of 7.50% senior unsecured notes. Adient incurred $12 million of costs associated with the transaction, which was recorded as deferred financing costs. Proceeds from the sale of the notes, together with cash on hand, were used to fully redeem AGH's 4.875% senior unsecured notes in March 2025. Upon redemption of the 4.875% notes, Adient wrote off $2 million of previously deferred financing costs associated with the notes to net financing charges. The new notes mature on February 15, 2033 and bear interest at a rate of 7.50% per annum. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2025. These notes also contain covenants that are usual and customary.

Sources of Cash Flows

	Six Months Ended March 31,
(in millions)	2025	2024
Cash provided by operating activities	$64	$122
Cash used by investing activities	(78)	(113)
Cash used by financing activities	(149)	(221)
Capital expenditures	(109)	(124)

Operating Cash Flows: The decrease in cash flows from operating activities is due to a decrease in accounts payable and a higher level of cash payments associated with restructuring activities. See the Working capital section below for more information.

Investing Cash Flows: The decrease in cash used by investing activities is primarily attributable to current-year proceeds received from the sale of Adient's interest in Setex and lower capital expenditures.

Financing Cash Flows: The decrease in cash used by financing activities is primarily attributable to a lower level of share repurchase activities in the first six months of fiscal 2025 ($25 million) compared to the first six months of fiscal 2024 ($150 million), partially offset by the acquisition of the noncontrolling interest in Technotrim ($28 million) and a higher level of dividends paid to noncontrolling interests ($26 million). Refer to Note 11, "Equity and Noncontrolling Interests," of the notes to the consolidated financial statements for additional information.

Capital expenditures: Lower capital expenditures during the first six months of fiscal 2025 were due primarily to timing of program spend on product launches.

Working capital

(in millions)	March 31, 2025	September 30, 2024
Current assets	$3,892	$4,086
Current liabilities	3,509	3,678
Working capital	$383	$408

Working capital decreased by $25 million primarily due to a decrease in cash and cash equivalents, partially offset by an increase in other current assets and decreases in accounts payable, other current liabilities, and accrued compensation and benefits.

Adient plc | Form 10-Q | 41

Restructuring Costs

During the first six months of fiscal 2025, Adient committed to restructuring actions ("2025 Plan") resulting in charges of $33 million, which was offset by $2 million of prior-year underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The 2025 Plan is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with these specific plans will primarily occur in fiscal years 2025 and 2026 and are expected to be substantially complete by fiscal year 2027. Adient currently estimates that upon completion of the restructuring actions, the 2025 Plan will reduce annual operating costs by approximately $37 million, which is primarily the result of lower costs of sales and SG&A due to reduced employee-related costs, of which approximately 45% will result in net savings.

During the first six months of fiscal 2024, Adient committed to restructuring actions ("2024 Plan") resulting in charges of $138 million including a charge of $127 million recorded during the three months ended March 31, 2024, which was offset by $2 million of prior-year underspend. The fiscal 2024 charges were almost entirely related to termination benefits in Europe. The 2024 Plan was implemented in response to structural changes occurring in the European automotive market and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with these specific plans primarily occur in fiscal years 2025 and 2026 and are expected to be substantially complete by fiscal year 2027. Adient currently estimates that upon completion of the restructuring actions, the 2024 Plan will reduce annual operating costs by approximately $80 million, which is primarily the result of lower costs of sales and SG&A due to reduced employee-related costs, of which approximately 70% will result in net savings.

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

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of Adient’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal 2024, Adient repurchased and immediately retired 9,424,668 of its ordinary shares at an average purchase price per share of $29.18. The aggregate amount of cash paid to repurchase the shares was $275 million, of which $150 million had been spent through March 31, 2024. During the six months ended March 31, 2025, Adient repurchased and immediately retired 1,227,329 of its ordinary shares at an average purchase price per share of $20.37. The aggregate amount of cash paid to repurchase shares was $25 million, all of which had been spent as of December 31, 2024. As of March 31, 2025, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $235 million.

Off-Balance Sheet Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of March 31, 2025, $170 million was funded under these programs which was a similar amount funded as of September 30, 2024.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The
Adient plc | Form 10-Q | 42

payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of March 31, 2025, and September 30, 2024, Adient's liabilities related to this program were $91 million and $76 million, respectively. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

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

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2024, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended March 31, 2025 except for the following:

Impairment of Goodwill, Other Long-lived Assets and Investments in Partially Owned Affiliates

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. A triggering event was identified as of March 31, 2025 requiring a quantitative impairment analysis primarily due to the continued and sustained decline in the market value of its ordinary shares during the second quarter of fiscal 2025 resulting from the uncertainties surrounding future production volume within the automotive industry. These uncertainties are the result of a combination of factors including weakening consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest expected margin declines as Adient continues to win new business with local OEMs in China, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China, overcapacity in the EMEA reporting unit resulting in pricing pressure along with continued disruptions caused by slower electric vehicle adoption rates. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third-party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient uses the income approach in which discounted cash flow analyses are used to derive estimates of fair value of each reporting unit. Multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics are also used in developing estimated fair values. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows and appropriate discount rates (based on weighted average cost of capital ranging from 16.5% to 21.0% at March 31, 2025) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium.

The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections considered the impact of the various issues causing uncertainty in the automotive industry as described above, all of which contributed to a reduction in reporting unit level and overall fair value in its reporting units. As a result of the quantitative assessment, a $333 million non-cash goodwill impairment was recorded in the EMEA reporting unit. No amounts of goodwill remain recorded within the EMEA reporting unit at March 31, 2025. Both the Americas and Asia reporting units showed significant declines in fair values as part of the analysis as of March 31, 2025, however, the differences between their fair values and carrying values both modestly exceeded 10% at March 31, 2025. The decrease in Americas' fair value is primarily attributable to the direct and indirect impacts stemming from the imposition of U.S. and foreign tariffs, and the decrease in Asia's fair value is primarily attributable to market share loss for foreign/luxury OEMs in the region combined with
Adient plc | Form 10-Q | 43

modest expected margin declines as Adient continues to win new business with local OEMs in China. The Americas and Asia reporting units maintain $604 million and $1,180 million of goodwill at March 31, 2025. Management will continue to monitor economic conditions and will test for impairment either annually or upon the identification of another triggering event.

Although Adient's results were in line with internal expectations for the second quarter of fiscal 2025, there remain significant uncertainties with the level of future vehicle production and if further degradation in the economic conditions occur, Adient’s reporting units may incur significant impairment of goodwill and other long-lived assets. The current year results are not indicative of market participant expectations primarily due to the current challenging market conditions as mentioned above. Although revenue levels are uncertain in Americas and Asia, there are expectations for enhanced profitability and cash flows driven by near-term efficiency actions, strategic review of portfolio and reduction of capital expenditures. Long-term profitability and cash flows will also be impacted by the expiration of underperforming contracts and more profitable business, along with opportunities to win new content on customer vehicles, along with restructuring benefits taking full effect. Refer to Note 5, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for additional information.

Adient reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Adient conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires Adient to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing as part of their asset group if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. Due to the goodwill impairment triggering event described above, long-lived assets were assessed for impairment as of March 31, 2025. No long-lived asset impairment was recorded during the second quarter of fiscal 2025; however, if Adient's results continue to decline there could be impairment of long-lived assets.

Adient monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If Adient determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. There were no indicators of other-than-temporary impairment as of March 31, 2025, nor in fiscal 2024. Refer to Note 16, "Nonconsolidated Partially-Owned Affiliates," of the notes to the consolidated financial statements for additional information.

During the first six months of fiscal 2025, Adient determined that an impairment had occurred with its investment in Adient Aerospace and recorded an impairment charge of $10 million. Refer to Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information.

New Accounting Pronouncements

See Note 1, "Organization and Summary of Significant Accounting Policies," of the notes to the consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2025, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Adient plc | Form 10-Q | 44

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, Adient's principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in SEC rules and forms. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Adient plc | Form 10-Q | 45

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

There are no material changes from the risk factors as previously disclosed in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2024, except that Adient has updated the first two risk factors below related to recent developments and changes to the U.S. administration trade policy and to reflect the EMEA goodwill impairment recorded as of March 31, 2025. Also included below is a new risk factor related to "ownership changes" and limitations to the use of tax attributes. The following risk factor updates supersede the corresponding risk factor previously reported in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Recent changes in U.S. administrative policy, including increases in tariffs and any changes in international trade relations or trade agreements, may have an adverse effect on Adient.

There is continued uncertainty about the future relationship between the U.S. and various other countries with respect to tariffs, trade policies, government regulations, treaties and trade agreements. Recent changes in U.S. administrative policy have led to significant increases in tariffs on goods imported into the U.S., particularly tariffs on products manufactured in Europe, Mexico and China. These tariffs, and additional proposed tariffs or other restrictive changes, have resulted, and may further result, in retaliatory trade measures in response to such actions and ongoing uncertainty regarding existing trade agreements, greater restrictions on free trade generally, and prohibitions or restrictions on the import of certain automobiles and components into the U.S., among other possible changes. Further governmental action related to tariffs or international trade agreements, a trade war, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where Adient currently manufactures and sells products, and any resulting negative sentiments towards the U.S. as a result of such changes, would likely have an adverse effect on Adient's business, financial condition or results of operations. To the extent that Adient incurs incremental tariffs, Adient will need to recover such tariffs from its customers, and there is no guarantee such recoveries will occur. As of March 31, 2025, Adient had incurred $9 million of incremental tariff expense related to the recent enactment of U.S. tariffs.

Unfavorable changes in the condition of the global automotive industry and the condition of individual automakers may adversely affect Adient's results of operations.

Adient's financial performance depends, in part, on conditions in the automotive industry. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. Automakers may experience a decline in the number of new vehicle sales, whether as a result of economic decline, vehicle affordability, disruptions as a result of changes to trade policies, supply chain disruptions and labor shortages, increasing consumer borrowing rates or for various other reasons. Automakers may also become less cost competitive due to rising input costs, such as labor or raw materials, and thereby experience a loss of demand for their products as consumers shift to lower cost options. As a result, Adient may experience reductions in orders from these customers, incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond its current restructuring plans,
Adient plc | Form 10-Q | 46

particularly if any of the automakers cannot adequately fund their operations or experience financial distress. Such adverse changes likely would have a negative impact on Adient's business, financial condition or results of operations. In addition, Adient relies in part on its customers’ forecasting of their expected needs, which forecasts can change rapidly and may not be accurate. Any inaccurate forecast data received by customers could also have an adverse impact on Adient’s results of operations.

As a result of macroeconomic factors impacting Adient and the automotive industry, Adient recorded a $333 million non-cash goodwill impairment due to a decline in the fair value of the EMEA reporting unit as of March 31, 2025. The decrease in EMEA’s fair value is driven by lower forecasted vehicle volumes from weakening consumer demand due in part to vehicle affordability, slower consumer adoption of electric vehicles, overcapacity in the industry resulting in pricing pressure, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China. The Americas and Asia reporting units also showed significant declines in fair value, however, the differences between their fair values and carrying values both modestly exceeded 10% at March 31, 2025. The decrease in Americas' fair value is primarily attributable to the direct and indirect impacts stemming from the imposition of U.S. and foreign tariffs, and the decrease in Asia's fair value is primarily attributable to market share loss for foreign/luxury OEMs in the region combined with modest expected margin declines as Adient continues to win new business with local OEMs in China. Adient will continuously assess the changing macroeconomic conditions in all regions including the outlook for consumer demand for vehicles and other factors impacting the region, along with the need for further restructuring actions, all of which impact Adient’s ability to achieve its projected long-term operating performance. Refer to Note 5, “Goodwill and Other Intangible Assets,” of the notes to the consolidated financial statements for additional information.

Adient's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes may be limited, which could adversely impact its business, financial condition, operating results, and cash flows.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited in the United States. In general, an “ownership change” occurs if there is a cumulative change in Adient's ownership by "5% shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. If Adient experiences ownership changes as a result of future transactions in its stock, then its ability to use net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that is earned may be further limited. Any such limitations on the ability to use Adient's U.S. net operating loss carryforwards and other tax assets could adversely impact its business, financial condition, operating results, and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Repurchase of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of Adient’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Repurchased shares were retired immediately upon repurchase. During the three months ended March 31, 2025, there was no share repurchase activity. As of March 31, 2025, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $235 million.

Adient plc | Form 10-Q | 47

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the second quarter of fiscal year 2025, none of Adient’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.
Adient plc | Form 10-Q | 48

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Title
4.1
Indenture, dated as of February 3, 2025, among Adient Global Holdings Ltd, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the $795 million aggregate principal amount of 7.500% senior unsecured notes due 2033 (incorporated by reference to Exhibit 4.1 to Adient plc’s Current Report on Form 8-K filed February 3, 2025 (File No . 1-37757)).

4.2
Supplemental Indenture, dated as of February 3, 2025, among Adient Seating Holding Spain, S.L.U., Adient Seating Spain, S.L.U., Adient Automotive, S.L.U., Adient Real Estate Holding Spain, S.L.U. and U.S. Bank Trust Company, National Association, relating to the Indenture (incorporated by reference to Exhibit 4.2 to Adient plc’s Current Report on Form 8-K filed February 3, 2025 (File No. 1-37757)).

4.3
Adient plc 2021 Omnibus Incentive Plan, as Amended and Restated effective as of March 11, 2025 (incorporated by reference to Annex A of Adient’s Definitive Proxy Statement on Schedule 14A filed on January 22, 2025 for the Adient plc 2025 annual general meeting of shareholders held March 11, 2025) (File No. 001-37757).

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

Adient plc | Form 10-Q | 49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Jerome J. Dorlack
Jerome J. Dorlack
President and Chief Executive Officer
Date:	May 7, 2025

By:	/s/ Mark A. Oswald
Mark A. Oswald
Executive Vice President and Chief Financial Officer
Date:	May 7, 2025

Adient plc | Form 10-Q | 50