Form 10-Q
period 2025-06-30
Adient plc
filed 2025-08-06
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-37757

Adient plc
(exact name of Registrant as specified in its charter)

Ireland	98-1328821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer - Identification No.)
25 North Wall Quay, Dublin 1, Ireland D01 H104
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

At June 30, 2025, 81,245,928 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended June 30, 2025

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net sales	$3,741	$3,716	$10,847	$11,126
Cost of sales	3,504	3,509	10,133	10,443
Gross profit	237	207	714	683
Selling, general and administrative expenses	129	121	398	383
Restructuring and impairment costs	7	16	381	152
Equity income	17	24	60	65
Earnings before interest and income taxes	118	94	(5)	213
Net financing charges	51	48	144	139
Other pension expense	1	1	3	5
Income (loss) before income taxes	66	45	(152)	69
Income tax provision	7	40	77	68
Net income (loss)	59	5	(229)	1
Income attributable to noncontrolling interests	23	16	70	62
Net income (loss) attributable to Adient	$36	$(11)	$(299)	$(61)

Earnings (loss) per share:
Basic	$0.43	$(0.12)	$(3.56)	$(0.67)
Diluted	$0.43	$(0.12)	$(3.56)	$(0.67)

Shares used in computing earnings per share:
Basic	83.5	88.6	83.9	90.7
Diluted	83.7	88.6	83.9	90.7

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$59	$5	$(229)	$1
Other comprehensive income, net of tax:
Foreign currency translation adjustments	129	(49)	(13)	(9)
Realized and unrealized gains (losses) on derivatives	22	(23)	31	(20)
Other comprehensive income (loss)	151	(72)	18	(29)
Total comprehensive income (loss)	210	(67)	(211)	(28)
Comprehensive income attributable to noncontrolling interests	34	11	67	60
Comprehensive income (loss) attributable to Adient	$176	$(78)	$(278)	$(88)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	June 30, 2025	September 30, 2024
Assets
Cash and cash equivalents	$860	$945
Accounts receivable - net	1,826	1,896
Inventories	726	758
Other current assets	610	487
Current assets	4,022	4,086
Property, plant and equipment - net	1,389	1,410
Goodwill	1,804	2,164
Other intangible assets - net	329	371
Investments in partially-owned affiliates	294	338
Assets held for sale	13	8
Other noncurrent assets	985	974
Total assets	$8,836	$9,351
Liabilities and Shareholders' Equity
Short-term debt	$—	$1
Current portion of long-term debt	9	8
Accounts payable	2,518	2,552
Accrued compensation and benefits	380	358
Other current liabilities	691	759
Current liabilities	3,598	3,678
Long-term debt	2,385	2,396
Liabilities held for sale		—
Pension and postretirement benefits	104	105
Other noncurrent liabilities	589	638
Long-term liabilities	3,078	3,139
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	86	91
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at June 30, 2025	—	—
Ordinary shares issued, par value $0.001; $500,000,000 shares authorized, 81,245,928 shares issued and outstanding at June 30, 2025	—	—
Additional paid-in capital	3,643	3,712
Accumulated deficit	(1,184)	(885)
Accumulated other comprehensive loss	(674)	(693)
Shareholders' equity attributable to Adient	1,785	2,134
Noncontrolling interests	289	309
Total shareholders' equity	2,074	2,443
Total liabilities and shareholders' equity	$8,836	$9,351

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30,
(in millions)	2025	2024
Operating Activities
Net loss attributable to Adient	$(299)	$(61)
Income attributable to noncontrolling interests	70	62
Net income (loss)	(229)	1
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	207	213
Amortization of intangibles	35	35
Pension and postretirement expense	7	9
Pension and postretirement contributions, net	(15)	(21)
Equity in earnings of partially-owned affiliates, net of dividends received	16	(19)
Gain on sale of interests in nonconsolidated partially-owned affiliates	(4)	—
Deferred income taxes	1	7
Non-cash impairment charges	343	—
Equity-based compensation	20	28
Other	(3)	4
Changes in assets and liabilities excluding impact of acquisitions/divestitures:
Receivables	80	27
Inventories	44	69
Other assets	(137)	(59)
Accounts payable and accrued liabilities	(134)	—
Accrued income taxes	5	(14)
Cash provided by operating activities	236	280
Investing Activities
Capital expenditures	(166)	(194)
Sale of property, plant and equipment	16	14
Business divestitures	27	(3)
Other	(4)	—
Cash used by investing activities	(127)	(183)
Financing Activities
Increase (decrease) in short-term debt	(1)	1
Increase in long-term debt	795	—
Repayment of long-term debt	(801)	(3)
Debt financing costs	(13)	(5)
Share repurchases	(75)	(225)
Acquisition of a noncontrolling interest	(28)	—
Dividends paid to and other transactions with noncontrolling interests	(86)	(69)
Share based compensation and other	(3)	(12)
Cash used by financing activities	(212)	(313)
Effect of exchange rate changes on cash and cash equivalents	18	(4)
Decrease in cash and cash equivalents	(85)	(220)
Cash and cash equivalents at beginning of period	945	1,110
Cash and cash equivalents at end of period	$860	$890

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
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities ("VIEs") for the reporting periods ended June 30, 2025, and September 30, 2024, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which is restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	June 30, 2025	September 30, 2024
Current assets	$297	$285
Noncurrent assets	92	98
Total assets	$389	$383

Current liabilities	$235	$241
Noncurrent liabilities	11	12
Total liabilities	$246	$253

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Income available to shareholders
Net income (loss) attributable to Adient	$36	$(11)	$(299)	$(61)

Weighted average shares outstanding
Basic weighted average shares outstanding	83.5	88.6	83.9	90.7
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	0.2	—	—	—
Diluted weight average shares outstanding	83.7	88.6	83.9	90.7

Earnings (loss) per share:
Basic	$0.43	$(0.12)	$(3.56)	$(0.67)
Diluted	$0.43	$(0.12)	$(3.56)	$(0.67)
Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for the three months ended June 30, 2024 and nine months ended June 30, 2025 and 2024 as a result of being in a loss position.

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

Adient plc | Form 10-Q | 8

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

2. Revenue Recognition

Adient generates revenue through the sale of automotive seating solutions, including complete seating systems and the components of complete seating systems. Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle; however, the program can be canceled at any time without cause by the customer. Programs awarded to Adient to supply parts to its customers do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is generally recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments (some of which are accounted for as variable consideration and subject to being constrained), net of the impact, if any, of consideration paid to the customer. Approximately 1% of net sales recorded during the third quarter of fiscal 2025 were related to product sales transacted in prior periods.

In pursuit of new program awards, Adient at times agrees to make upfront payments to customers. Each time such a payment is made, Adient evaluates its nature, the underlying economics, legal and compliance ramifications, and other relevant factors and circumstances. These payments are deemed to be consideration payable to customers and are generally recognized as a reduction to revenue once mutually agreed. Certain upfront payments, however, are capitalized as other current and noncurrent assets if they are determined to be incremental, attributable only to the specific new program being awarded, and recoverable. As products under the new program are sold to the customer, the capitalized amount is amortized and recognized as a reduction to revenue over the term of the program, typically between three and seven years. Adient assesses recoverability of the capitalized amounts on an on-going basis. Any amounts that are concluded to be no longer recoverable are immediately recognized as a reduction to revenue. As of June 30, 2025 and September 30, 2024, Adient maintained capitalized upfront payments of $171 million and $155 million, respectively, within other noncurrent assets.

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

Adient plc | Form 10-Q | 9

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No significant contract assets or liabilities exist at June 30, 2025 or at September 30, 2024. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to the consolidated financial statements for disaggregated revenue by geographical market.

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

4. Inventories

Inventories consisted of the following:

(in millions)	June 30, 2025	September 30, 2024
Raw materials and supplies	$543	$582
Work-in-process	29	29
Finished goods	154	147
Inventories	$726	$758

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2024	$606	$341	$1,217	$2,164
Impairment	—	(333)	—	(333)
Currency translation	—	(8)	(19)	(27)
Balance at June 30, 2025	$606	$—	$1,198	$1,804

Adient identified a triggering event requiring a quantitative impairment analysis as of March 31, 2025 primarily due to the continued and sustained decline in the market value of its ordinary shares during the second quarter of fiscal 2025 resulting from the uncertainties surrounding future production volume within the automotive industry. These uncertainties are the result of a combination of factors including weakening consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest expected margin declines as Adient continues to win new business with local OEMs in China, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in
Adient plc | Form 10-Q | 10

China, overcapacity in the EMEA reporting unit resulting in pricing pressure along with continued disruptions caused by slower electric vehicle adoption rates. The analysis was performed using a fair value method based on management's judgments and assumptions regarding future cash flows for all three reporting units. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows, and the appropriate discount rates (based on weighted average cost of capital ranging from 16.5% to 21.0%) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections considered the impact of all of the factors identified above, which contributed to a reduction in reporting unit level and overall fair value. As a result of the quantitative assessment and for the factors stated above, a $333 million non-cash goodwill impairment was recorded in the EMEA reporting unit during the quarter ended March 31, 2025. This amount is reflected in restructuring and impairment costs within the consolidated statements of income (loss). No amounts of goodwill remain recorded in EMEA. The Americas and Asia reporting units also showed significant declines in fair value, however, the differences between their fair values and carrying values both modestly exceeded 10% at March 31, 2025. The decrease in Americas' fair value is primarily attributable to the direct and indirect impacts stemming from the imposition of U.S. and foreign tariffs, and the decrease in Asia's fair value is primarily attributable to the market share loss for foreign/luxury OEMs in the region combined with modest expected margin declines as Adient continues to win new business with local OEMs in China. At June 30, 2025, after evaluating all relevant events and circumstances, including changes in the macroeconomic environment, Adient’s current and future results of operations and the trends impacting its overall market capitalization, Adient concluded there were no impairment triggering events since its recently completed quantitative impairment analysis as of March 31, 2025. Management will continue to monitor economic conditions and will test for impairment either annually or upon the identification of another triggering event.

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

Refer to Note 15, "Segment Information," of the notes to the consolidated financial statements for more information on Adient's reportable segments.

Adient's intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	June 30, 2025			September 30, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$80	$(44)	$36	$81	$(39)	$42
Customer relationships	536	(255)	281	563	(246)	317
Other	15	(3)	12	25	(13)	12
Total intangible assets	$631	$(302)	$329	$669	$(298)	$371

Amortization of intangible assets for the nine months ended June 30, 2025 and 2024 was $35 million for both periods.

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
Adient plc | Form 10-Q | 11

warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates. Adient's product warranty liability is recorded in the consolidated statements of financial position in other current liabilities.
The changes in Adient's total product warranty liability are as follows:

	Nine Months Ended June 30,
(in millions)	2025	2024
Balance at beginning of period	$21	$21
Accruals for warranties issued during the period	4	5
Settlements/adjustments made (in cash or in kind) during the period	(3)	(5)
Balance at end of period	$22	$21

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

The components of lease costs included in the consolidated statements of income (loss) for the three and nine months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Operating lease cost	$28	$27	$82	$81
Short-term lease cost	7	6	21	21
Total lease cost	$35	$33	$103	$102

Operating lease right-of-use assets and lease liabilities included in the consolidated statements of financial position were as follows:

(in millions)		June 30, 2025	September 30, 2024
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$254	$248

Operating lease liabilities - current	Other current liabilities	$84	$78
Operating lease liabilities - noncurrent	Other noncurrent liabilities	169	168
		$253	$246

Weighted average remaining lease term:
Operating leases		5 years	5 years

Weighted average discount rate:
Operating leases		6.2%	6.2%

Adient plc | Form 10-Q | 12

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of June 30, 2025 are as follows:

Operating leases
Fiscal years (in millions)	June 30, 2025
2025 (excluding the nine months ended June 30, 2025)	$28
2026	88
2027	66
2028	42
2029	25
Thereafter	54
Total lease payments	303
Less: imputed interest	(50)
Present value of lease liabilities	$253

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended June 30,
(in millions)	2025	2024
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$65	$64

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$81	$82

Adient plc | Form 10-Q | 13

8. Debt and Financing Arrangements

Long-term and short-term debt consisted of the following:

(in millions)	June 30, 2025	September 30, 2024
Long-term debt:
8.25% Notes due 2031	$500	$500
7.00% Secured Notes due 2028	500	500
Term Loan B due in 2031	627	632
4.875% Notes due in 2026	—	795
7.50% Notes due in 2033	795	—
Other bank borrowings and finance lease obligations	5	5
Less: debt issuance costs	(33)	(28)
Gross long-term debt	2,394	2,404
Less: current portion	9	8
Net long-term debt	$2,385	$2,396

Short-term debt:
Other bank borrowings	$—	$1
Total short-term debt	$—	$1

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the "ABL Credit Facility"), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term Secured Overnight Financing Rate ("SOFR"), in the case of amounts outstanding in Dollars, Euro Interbank Offered Rate ("EURIBOR"), in the case of amounts outstanding in Euros, Stockholm Interbank Offered Rate ("STIBOR"), in the case of amounts outstanding in Swedish Krona and Sterling Over Night Indexed Average ("SONIA"), in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of June 30, 2025, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $872 million (net of $8 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $627 million and $632 million as of June 30, 2025 and September 30, 2024, respectively. During fiscal 2024, the Term Loan B Agreement was amended to reduce the applicable margin from 3.25% to 2.75% and extend final maturity to January 31, 2031. Adient incurred $5 million of costs associated with the modification, of which $4 million was recorded as deferred financing costs. During the first quarter of fiscal 2025, the Term Loan B Agreement was further amended to reduce the applicable margin from 2.75% to 2.25%. Adient incurred $1 million of costs associated with the modification, which was recorded as deferred financing costs. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The Term Loan B Agreement permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage
Adient plc | Form 10-Q | 14

ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the Term Loan B Agreement accrues at Term SOFR plus an applicable margin.

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

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, maintains (i) $500 million in aggregate principal amount of 7.00% senior secured notes due 2028 and (ii) $500 million in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes is paid on April 15 and October 15 each year. These notes contain covenants that are usual and customary. AGH also maintained $795 million in aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 as of September 30, 2024. In February 2025, AGH issued $795 million (net proceeds of $783 million) in aggregate principal amount of 7.50% senior unsecured notes. Adient incurred $12 million of costs associated with the transaction, which was recorded as deferred financing costs. Proceeds from the sale of the notes, together with cash on hand, were used to fully redeem AGH's 4.875% senior unsecured notes in March 2025. Upon redemption of the 4.875% notes, Adient wrote off $2 million of previously deferred financing costs associated with the notes to net financing charges. The new notes mature on February 15, 2033 and bear interest at a rate of 7.50% per annum. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2025. These notes also contain covenants that are usual and customary.

Net Financing Charges

Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Interest expense, net of capitalized interest costs	$52	$48	$147	$142
Banking fees and debt issuance cost amortization	3	4	14	13
Interest income	(4)	(6)	(17)	(21)
Net foreign exchange	—	2	—	5
Net financing charges	$51	$48	$144	$139

Total interest paid on both short and long-term debt for the nine months ended June 30, 2025 and 2024 was $137 million and $150 million, respectively.

Other Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of June 30, 2025, $168 million was funded under these programs compared to $170 million as of September 30, 2024.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of June 30, 2025, and September 30, 2024,
Adient plc | Form 10-Q | 15

Adient's liabilities related to this program were $95 million and $76 million, respectively. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

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

Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, "Derivatives and Hedging," and the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income ("AOCI") and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2025 and September 30, 2024.

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

During the second quarter of fiscal 2024, Adient entered into a ¥685 million ($96 million) foreign exchange forward contract to selectively hedge portions of its net investment in China. The contract matured during the first quarter of fiscal 2025, the impact of which was not material. During the third quarter of fiscal 2024, Adient entered into a ¥570 million ($78 million) contract to selectively hedge portions of its net investment in China. During the third quarter of fiscal 2025, ¥76 million ($11 million) of this notional amount was de-designated, the impact of which was not material. The remaining contract is set to mature in October 2025. During the third quarter of fiscal 2025, Adient entered into an additional ¥559 million ($78 million) contract to selectively hedge portions of its net investment in China. The contract is set to mature in October 2026.

In July 2025, Adient entered into cross-currency interest rate swap agreements with an aggregate notional amount of $325 million (€281 million) used to hedge the foreign currency risk associated with its net investment in European subsidiaries. These agreements expire over a three-year period and have been designated as net investment hedges of Adient's Euro denominated subsidiaries. Under the terms of the agreements, Adient receives fixed-rate interest payments in USD at a weighted average rate of 1.85% and pays 0.00% on the fixed-rate Euro leg.

Adient plc | Form 10-Q | 16

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	June 30, 2025	September 30, 2024	June 30, 2025	September 30, 2024
Other current assets
Foreign currency exchange derivatives	$24	$9	$6	$6
Other noncurrent assets
Foreign currency exchange derivatives	3	1	—	2
Total assets	$27	$10	$6	$8

Other current liabilities
Foreign currency exchange derivatives	$10	$32	$—	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	9	—	—
Total liabilities	$13	$41	$—	$—

Adient enters into International Swaps and Derivatives Associations ("ISDA") master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of June 30, 2025 and September 30, 2024, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	June 30, 2025	September 30, 2024	June 30, 2025	September 30, 2024
Gross amount recognized	$33	$18	$13	$41
Gross amount eligible for offsetting	(6)	(9)	(6)	(9)
Net amount	$27	$9	$7	$32

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Foreign currency exchange derivatives	$31	$(25)	$30	$13

Adient plc | Form 10-Q | 17

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2025	2024	2025	2024
Foreign currency exchange derivatives	Cost of sales	$1	$12	$(16)	$45
During the next twelve months, $15 million of pretax gains on cash flow hedges are expected to be reclassified from AOCI into Adient's consolidated statements of income (loss).

The following table presents the location and amount of pretax gains (losses) on fair value hedge activity in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2025	2024	2025	2024
Foreign currency exchange derivatives	Net financing charges	$—	$(1)	$—	$2
The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2025	2024	2025	2024
Foreign currency exchange derivatives	Cost of sales	$2	$(2)	$2	$(3)
Foreign currency exchange derivatives	Net financing charges	3	(1)	(11)	—
Total		$5	$(3)	$(9)	$(3)

The effective portion of pretax gains (losses) recorded in currency translation adjustment ("CTA") within other comprehensive income (loss) related to net investment hedges was $(3) million and $1 million for the three months ended June 30, 2025 and 2024, respectively and $0 million for both the nine months ended June 30, 2025 and 2024. For the three and nine months ended June 30, 2025 and 2024, gains or losses reclassified from CTA into income for Adient's outstanding net investment hedges were immaterial.

For the three and nine months ended June 30, 2025 and 2024, no ineffectiveness was recognized in the consolidated statements of income (loss) resulting from cash flow hedges.

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
Adient plc | Form 10-Q | 18

Recurring Fair Value Measurements

The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of June 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$30	$—	$30	$—
Other noncurrent assets
Foreign currency exchange derivatives	3	—	3	—
Total assets	$33	$—	$33	$—
Other current liabilities
Foreign currency exchange derivatives	$10	—	$10	—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Total liabilities	$13	$—	$13	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$15	$—	$15	$—
Other noncurrent assets
Foreign currency exchange derivatives	3	—	3	—
Total assets	$18	$—	$18	$—
Other current liabilities
Foreign currency exchange derivatives	$32	$—	$32	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	9	—	9	—
Total liabilities	$41	$—	$41	$—

Valuation Methods
Foreign currency exchange derivatives: Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2025 and September 30, 2024, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income (loss).

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.5 billion and $2.4 billion at June 30, 2025 and September 30,
Adient plc | Form 10-Q | 19

2024, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Equity and Noncontrolling Interests

For the three months ended June 30, 2025:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at March 31, 2025	$—	$3,686	$(1,220)	$(814)	$1,652	$297	$1,949
Net income (loss)	—	—	36	—	36	14	50
Foreign currency translation adjustments	—	—	—	118	118	5	123
Realized and unrealized gains on derivatives	—	—	—	22	22	—	22
Dividends attributable to noncontrolling interests	—	—	—	—	—	(27)	(27)
Repurchases of common stock	—	(50)	—	—	(50)	—	(50)
Share based compensation and other	—	7	—	—	7	—	7
Balance at June 30, 2025	$—	$3,643	$(1,184)	$(674)	$1,785	$289	$2,074

For the nine months ended June 30, 2025:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2024	$—	$3,712	$(885)	$(693)	$2,134	$309	$2,443
Net income (loss)	—	—	(299)	—	(299)	43	(256)
Foreign currency translation adjustments	—	—	—	(10)	(10)	(2)	(12)
Realized and unrealized gains on derivatives	—	—	—	31	31	—	31
Dividends attributable to noncontrolling interests	—	—	—	—	—	(42)	(42)
Purchase of noncontrolling interest (1)	—	(7)	—	(2)	(9)	(19)	(28)
Repurchases of common stock	—	(75)	—	—	(75)	—	(75)
Share based compensation and other	—	13	—	—	13	—	13
Balance at June 30, 2025	$—	$3,643	$(1,184)	$(674)	$1,785	$289	$2,074

(1) Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

Adient plc | Form 10-Q | 20

For the three months ended June 30, 2024:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at March 31, 2024	$—	$3,830	$(953)	$(802)	$2,075	$327	$2,402
Net income (loss)	—	—	(11)	—	(11)	9	(2)
Foreign currency translation adjustments	—	—	—	(44)	(44)	(3)	(47)
Realized and unrealized losses on derivatives	—	—	—	(23)	(23)	—	(23)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(39)	(39)
Repurchases of common stock	—	(75)	—	—	(75)	—	(75)
Share based compensation and other	—	5	—	—	5	1	6
Balance at June 30, 2024	$—	$3,760	$(964)	$(869)	$1,927	$295	$2,222

For the nine months ended June 30, 2024:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2023	$—	$3,973	$(903)	$(842)	$2,228	$318	$2,546
Net income (loss)	—	—	(61)	—	(61)	35	(26)
Foreign currency translation adjustments	—	—	—	(7)	(7)	(2)	(9)
Realized and unrealized losses on derivatives	—	—	—	(20)	(20)	—	(20)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(57)	(57)
Repurchases of common stock	—	(225)	—	—	(225)	—	(225)
Share based compensation and other	—	12	—	—	12	1	13
Balance at June 30, 2024	$—	$3,760	$(964)	$(869)	$1,927	$295	$2,222

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Foreign currency translation adjustments
Balance at beginning of period	$(803)	$(817)	$(673)	$(854)
Aggregate adjustment for the period, net of tax	118	(44)	(12)	(7)
Balance at end of period (1)	$(685)	$(861)	$(685)	$(861)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$(10)	$16	$(19)	$13
Current period changes in fair value, net of tax	23	(16)	20	13
Reclassification to income, net of tax	(1)	(7)	11	(33)
Balance at end of period	$12	$(7)	$12	$(7)
Pension and postretirement plans
Balance at beginning of period	$(1)	$(1)	$(1)	$(1)
Balance at end of period	$(1)	$(1)	$(1)	$(1)
Accumulated other comprehensive loss, end of period	$(674)	$(869)	$(674)	$(869)

Adient plc | Form 10-Q | 21

(1) Foreign currency translation adjustments as of June 30, 2025 and 2024 include gains (losses) on designated net investment hedge instruments of $(2) million and $2 million, respectively. During the next twelve months, no gains or losses are expected to be reclassified from AOCI into Adient's consolidated statements of income (loss).

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$71	$58	$91	$57
Net income (1)	9	7	27	27
Dividends	—	—	(31)	(21)
Foreign currency translation adjustments	6	(2)	(1)	—
Ending balance	$86	$63	$86	$63

(1) During the nine months ended June 30, 2024, a $5 million adjustment was recorded to increase income attributable to noncontrolling interest related to fiscal 2023.

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of Adient's ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal 2024, Adient repurchased and immediately retired 9,424,668 of its ordinary shares at an average purchase price per share of $29.18. The aggregate amount of cash paid to repurchase the shares was $275 million, of which $225 million had been spent through June 30, 2024. During the third quarter of fiscal 2025, Adient repurchased and immediately retired 2,787,081 of its ordinary shares at an average purchase price per share of $17.94. The aggregate amount of cash paid to repurchase shares during the third quarter of fiscal 2025 was $50 million. During the first nine months ended June 30, 2025, Adient repurchased and immediately retired 4,014,410 of its ordinary shares at an average purchase price per share of $18.68. The aggregate amount of cash paid to repurchase shares was $75 million, all of which had been spent as of June 30, 2025. As of June 30, 2025, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $185 million.

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Service cost	$1	$1	$4	$4
Interest cost	4	4	13	14
Expected return on plan assets	(3)	(3)	(10)	(9)
Net periodic benefit cost	$2	$2	$7	$9

Adient plc | Form 10-Q | 22

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

During the first nine months of fiscal 2025, Adient committed to restructuring actions ("2025 Plan") resulting in charges of $42 million (of which $9 million was recorded during the three months ended June 30 2025), which was offset by $4 million (of which $2 million was recorded during the three months ended June 30 2025) of prior-year underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The 2025 Plan is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with the 2025 Plan will primarily occur in fiscal years 2025, 2026 and 2027, and are expected to be substantially complete by fiscal year 2027. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income (loss). The following tables summarize the changes in Adient's restructuring reserve.

For the three months ended June 30, 2025:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at March 31, 2025	$155	$(3)	$152
2025 Plan charges	9	—	9
Utilized - cash	(26)	—	(26)
Noncash and other adjustments	(2)	10	8
Balance at June 30, 2025	$136	$7	$143

Current restructuring reserve - other current liabilities			$75
Noncurrent restructuring reserve - other noncurrent liabilities			68
Balance at June 30, 2025			$143

For the nine months ended June 30, 2025:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2024	$181	$1	$182
2025 Plan charges	42	—	42
Utilized - cash	(83)	—	(83)
Noncash and other adjustments	(4)	6	2
Balance at June 30, 2025	$136	$7	$143

During the first nine months of fiscal 2024, Adient committed to restructuring actions ("2024 Plan") resulting in charges of
Adient plc | Form 10-Q | 23

$152 million, including a charge of $14 million recorded during the three months ended June 30, 2024. Additional charges totaling $2 million related to prior year plans were also recorded during the three months ended June 30, 2024. The third quarter charges were mostly related to termination benefits in Europe. The 2024 Plan was implemented in response to structural changes occurring in the European automotive market and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with the 2024 Plan will primarily occur in fiscal years 2025 and 2026 and are expected to be substantially complete by fiscal year 2027. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income (loss). The following tables summarize the changes in Adient's restructuring reserve.

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

Impairment
During the first three months of fiscal 2025, Adient recorded a non-cash impairment loss of $10 million on its investment in Adient Aerospace. The impairment is included in restructuring and impairment costs in the consolidated statements of income (loss). Refer also to Note 5, "Goodwill and Other Intangible Assets" of the notes to the consolidated financial statements for information about the EMEA goodwill impairment recorded during the three months ended March 31, 2025.

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based
Adient plc | Form 10-Q | 24

on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2025, Adient’s income tax expense was $7 million equating to an effective tax rate of 11% and $77 million equating to an effective tax rate of (51)%, respectively. The three month income tax expense was lower than the Irish statutory rate of 12.5% primarily due to tax benefits related to audit closures and foreign exchange remeasurements of tax balances primarily in Mexico, partially offset by the inability to record a tax benefit for losses in jurisdictions with valuation allowances. The nine month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, tax expense related to adjustments to net operating loss deferred tax assets and uncertain tax positions, and the impact of the impairment of the non-tax-deductible portion of the EMEA goodwill balance for which there is no corresponding tax benefit, partially offset by tax benefits related to audit closures and statute expirations. For the three and nine months ended June 30, 2024, Adient’s income tax expense was $40 million equating to an effective tax rate of 89% and $68 million equating to an effective tax rate of 99%, respectively. The three and nine month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and tax expense related to foreign exchange remeasurements of tax balances primarily in Mexico, with the nine month income tax expense also partially offset by tax benefits from the release of uncertain tax positions due to audit closures.

Valuation Allowances

As a result of Adient's third quarter fiscal 2025 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.

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

Uncertain Tax Positions

At June 30, 2025, Adient had gross tax effected unrecognized tax benefits of $431 million. If recognized, $110 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at June 30, 2025 was approximately $17 million (net of tax benefit). The interest and penalties accrued for the three and nine months ended June 30, 2025 was $1 million and $4 million, respectively. Additionally, during the three months ended June 30, 2025, Adient recognized a tax benefit of $10 million due to the release of uncertain tax positions due to audit closures. During the nine months ended June 30, 2025, Adient recognized tax benefits of $17 million related to the release of uncertain tax positions due to audit closures and statute expirations as well as tax expense of $9 million to establish a reserve for an uncertain tax position. At September 30, 2024, Adient had gross tax effected unrecognized tax benefits of $422 million. If recognized, $106 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at September 30, 2024 was approximately $21 million (net of tax benefit). The interest and penalties accrued for the three and nine months ended June 30, 2024 was $2 million and $5 million, respectively. Additionally, during the nine months ended June 30, 2024, Adient recognized tax benefits of $17 million related to the release of uncertain tax positions due to audit closures. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Other

During the three and nine months ended June 30, 2025, Adient recognized $6 million of tax benefits related to audit closures in addition to the $10 million release of uncertain tax positions discussed above. Additionally, during the nine months ended June 30, 2025, Adient recognized tax expense of $19 million related to adjustments to net operating loss deferred tax assets, as well as a tax benefit of $13 million related to the impairment of tax-deductible goodwill in Europe.

Adient plc | Form 10-Q | 25

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740 requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Adient does not expect that the OBBBA will have a material impact on its income tax expense, net tax assets or liabilities, or cash flows. However, Adient will continue to evaluate the impact of the OBBBA and the results of such evaluations will be reflected on Adient’s Form 10-K for the year ended September 30, 2025.

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

The following table summarizes net sales and adjusted EBITDA by reportable segment for the three and nine months ended June 30, 2025 and 2024:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Three months ended June 30, 2025
Net sales	$1,760	$1,268	$721	$(8)	$3,741
Adjusted EBITDA	$112	$21	$113	$(20)	$226

Nine months ended June 30, 2025
Net sales	$5,070	$3,628	$2,200	$(51)	$10,847
Adjusted EBITDA	$291	$93	$334	$(63)	$655

Three months ended June 30, 2024
Net sales	$1,737	$1,288	$712	$(21)	$3,716
Adjusted EBITDA	$99	$25	$101	$(23)	$202

Nine months ended June 30, 2024
Net sales	$5,044	$3,926	$2,224	$(68)	$11,126
Adjusted EBITDA	$259	$127	$327	$(68)	$645
Adient plc | Form 10-Q | 26

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income (loss) before income taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Adjusted EBITDA
Americas	$112	$99	$291	$259
EMEA	21	25	93	127
Asia	113	101	334	327
Subtotal	246	225	718	713
Corporate-related costs (1)	(20)	(23)	(63)	(68)
Restructuring and impairment costs (2)	(7)	(16)	(381)	(152)
Purchase accounting amortization (3)	(12)	(12)	(35)	(36)
Restructuring related charges (4)	(7)	(4)	(13)	3
Gain (loss) on disposal transactions (5)	—	—	4	(8)
Depreciation	(71)	(71)	(207)	(213)
Equity based compensation (6)	(10)	(5)	(20)	(28)
Other items (7)	(1)	—	(8)	2
Earnings before interest and income taxes	118	94	(5)	213
Net financing charges	(51)	(48)	(144)	(139)
Other pension expense	(1)	(1)	(3)	(5)
Income (loss) before income taxes	$66	$45	$(152)	$69

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments. The three months ended June 30, 2025 reflects restructuring charges of $7 million. The nine months ended June 30, 2025 reflects restructuring charges of $38 million, a non-recurring, non-cash goodwill impairment charge of $333 million in the EMEA reporting unit, and an impairment charge of $10 million related to Adient’s investment in Adient Aerospace. Refer to Note 5, "Goodwill and Other Intangible Assets" and Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. The three months ended June 30, 2025 also includes $6 million of restructuring charges at a nonconsolidated affiliate and a $6 million gain on sale of a restructured facility. The nine months ended June 30, 2025 also includes $6 million of restructuring charges at a nonconsolidated affiliate and a $11 million gain on sale of restructured facilities. The nine months ended June 30, 2024 also includes a $10 million gain on sale of restructured facilities.

(5) The nine months ended June 30, 2025 reflects a $4 million gain on sale of Adient's partially-owned investment in Setex. The nine months ended June 30, 2024 reflects an $8 million loss on sale of 51% of Adient's interest in LFADNT. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

(6) During the nine months ended June 30, 2024, a $5 million adjustment was recorded to increase equity-based compensation expense related to a retired executive's equity awards that should have been recognized in periods prior to fiscal 2024.
Adient plc | Form 10-Q | 27

(7) The three months ended June 30, 2025 includes $1 million of third-party consulting costs associated with strategic planning. The nine months ended June 30, 2025 includes $9 million of third-party consulting costs associated with strategic planning and a $1 million non-recurring loss at affiliates, partially offset by a $2 million gain on a non-recurring contract related settlement. The nine months ended June 30, 2024 includes a $3 million non-recurring gain on a contract related settlement and $1 million of indirect tax recoveries in Brazil, partially offset by $1 million one-time divestiture related tax impact at an affiliate and $1 million of transaction costs.

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Americas
United States	$1,560	$1,515	$4,570	$4,428
Mexico	656	674	1,870	1,934
Other Americas	66	77	211	224
Regional elimination	(522)	(529)	(1,581)	(1,542)
	1,760	1,737	5,070	5,044
EMEA
Germany	243	245	694	723
Poland	231	237	646	735
Czech Republic	176	179	532	594
Spain	192	214	552	600
Sweden	148	149	429	458
Other EMEA	590	604	1,679	1,879
Regional elimination	(312)	(340)	(904)	(1,063)
	1,268	1,288	3,628	3,926
Asia
China	307	346	928	1,056
Thailand	125	106	379	354
Korea	133	129	406	379
Japan	101	77	314	256
Other Asia	71	67	223	216
Regional elimination	(16)	(13)	(50)	(37)
	721	712	2,200	2,224

Inter-segment elimination	(8)	(21)	(51)	(68)

Total	$3,741	$3,716	$10,847	$11,126

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the investments in partially-owned affiliates line in the consolidated statements of financial position as of June 30, 2025 and September 30, 2024. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the equity income line in the consolidated statements of
Adient plc | Form 10-Q | 28

income (loss) for the three and nine months ended June 30, 2025 and 2024, respectively.

Adient maintains total investments in partially-owned affiliates of $294 million and $338 million at June 30, 2025 and September 30, 2024, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Nine Months Ended June 30,
(in millions)	2025	2024
Income statement data:
Net sales	$2,644	$2,863
Gross profit	$241	$274
Net income	$123	$139
Net income attributable to the entity	$121	$137

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $3 million at both June 30, 2025 and September 30, 2024. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

18. Related Party Transactions

In the ordinary course of business, Adient enters into transactions with related parties, such as equity affiliates. Such transactions consist of the sale or purchase of goods and other arrangements.

Adient plc | Form 10-Q | 29

The following table sets forth the net sales to and purchases from related parties included in the consolidated statements of income (loss):

		Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)		2025	2024	2025	2024
Net sales to related parties	Net sales	$35	$59	$119	$190
Purchases from related parties	Cost of sales	74	105	233	318

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position:

(in millions)		June 30, 2025	September 30, 2024
Receivables from related parties	Accounts receivable	$16	$28
Payables to related parties	Accounts payable/other current liabilities	49	114

Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for transactions involving Adient's investments in nonconsolidated partially-owned affiliates which have impacted Adient's related party transactions.
Adient plc | Form 10-Q | 30

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the effects of local and national economic, credit and capital market conditions (including the persistence of high interest rates, vehicle affordability and volatile currency exchange rates) on the global economy, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, automotive vehicle production levels, mix and schedules, as well as the concentration of exposure to certain automotive manufacturers, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, risks associated with Adient’s joint ventures, volatile energy markets, Adient’s ability and timing of customer recoveries for increased input costs, the availability of raw materials and component products (including components required by Adient’s customers for the manufacture of vehicles), geopolitical uncertainties such as the Ukraine and Middle East conflicts and the impact on the regional and global economies and additional pressure on supply chain and vehicle production, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to successfully identify suitable opportunities for organic investment and/or acquisitions and to integrate such investments and/or acquisitions; work stoppages, including due to strikes, supply chain disruptions and similar events, wage inflationary pressures due to labor shortages and new labor negotiations, the ability of Adient to execute its restructuring plans and achieve the desired benefit, the ability of Adient to meet debt service requirements and, terms of future financing, the impact of global tax reform legislation, potential adjustment of the value of deferred tax assets, global climate change and related emphasis on sustainability matters by various stakeholders, and the ability of Adient to achieve its sustainability-related goals, cancellation of or changes to commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30,2025 and the Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within this report as well as within Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Adient plc | Form 10-Q | 31

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, the Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").

Factors Affecting Adient’s Operating Environment

The results presented below for each reporting segment were in line with internal expectations for the third quarter of fiscal 2025. However, such results are not necessarily indicative of full-year results as Adient, along with the automotive industry, faces uncertainties surrounding future production volume within the automotive industry. These uncertainties are the result of a combination of factors including weakening consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest expected margin declines as Adient continues to win new business with local OEMs in China, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China, overcapacity in the EMEA reporting unit resulting in pricing pressure along with continued disruptions caused by slower electric vehicle adoption rates. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

As a result of macroeconomic factors impacting Adient and the automotive industry as discussed above, Adient identified a triggering event and conducted a quantitative goodwill impairment assessment which resulted in a $333 million non-cash goodwill impairment in EMEA as of March 31, 2025. The Americas and Asia reporting units also showed significant declines in fair value, however, the differences between their fair values and carrying values both modestly exceeded 10% at March 31, 2025. The decrease in Americas' fair value is primarily attributable to the direct and indirect impacts stemming from the imposition of U.S. and foreign tariffs, and the decrease in Asia's fair value is primarily attributable to market share loss for foreign/luxury OEMs in the region combined with modest expected margin declines as Adient continues to win new business with local OEMs in China. Adient continuously assesses the changing macroeconomic conditions in all regions including the outlook for consumer demand for vehicles and other factors, along with the need for further restructuring actions, all of which impact Adient’s ability to achieve its projected long-term operating performance. At June 30, 2025, after evaluating all relevant events and circumstances, including changes in the macroeconomic environment, Adient’s current and future results of operations and the trends impacting its overall market capitalization, Adient concluded there were no impairment triggering events since its recently completed quantitative impairment analysis as of March 31, 2025.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During the three and nine months ended June 30, 2025, global light vehicle production increased 2.3% and 2.4%, respectively, primarily driven by improved vehicle sales and stronger export activity in China, partially offset by reduced production volumes in North America and EMEA.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended June 30,			Nine Months Ended June 30,
(units in millions)	2025	Change	2024	2025	Change	2024
Global	22.6	2.3%	22.1	69.3	2.4%	67.7
North America	4.0	(4.8)%	4.2	11.4	(4.2)%	11.9
South America	0.7	—%	0.7	2.2	10.0%	2.0
EMEA	4.4	—%	4.4	13.1	(4.4)%	13.7
China	7.6	8.6%	7.0	24.3	10.0%	22.1
Asia, excluding China, and Other	5.9	1.7%	5.8	18.3	1.7%	18.0

Source: S&P Global, July 2025

Adient plc | Form 10-Q | 32

Financial Results Summary
Significant aspects of Adient's financial results for the third quarter of fiscal 2025 include the following:

•Adient recorded net sales of $3,741 million for the third quarter of fiscal 2025, representing an increase of $25 million or 0.7% when compared to the third quarter of fiscal 2024. The increase in net sales is primarily attributable to the favorable impact of foreign currencies and favorable pricing adjustments, partially offset by Adient's lower overall production volumes in EMEA and Asia, net of higher production volumes in Americas and unfavorable material economics recoveries.

•Gross profit was $237 million, or 6.3% of net sales, for the third quarter of fiscal 2025 compared to $207 million, or 5.6% of net sales for the third quarter of fiscal 2024. Profitability, including gross profit as a percentage of net sales, was higher due primarily to favorable pricing adjustments and operating performance, more than offsetting lower overall production volumes.

•Equity income was $17 million for the third quarter of fiscal 2025, compared to $24 million for the third quarter of fiscal 2024. The decrease is primarily attributable to restructuring charges recorded by certain of Adient's investment in non-consolidated affiliates.

•Net income attributable to Adient was $36 million for the third quarter of fiscal 2025, compared to net loss attributable to Adient of $11 million for the third quarter of fiscal 2024. Higher net income in the third quarter of fiscal 2025 is primarily attributable to favorable pricing adjustments, lower income tax expense, lower restructuring charges, favorable operating performance and the favorable impact of foreign currencies, partially offset by higher SG&A expenses, lower overall production volumes, unfavorable material economics, net of recoveries and lower equity income.

Consolidated Results of Operations

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	Change	2024	2025	Change	2024
Net sales	$3,741	1%	$3,716	$10,847	(3)%	$11,126
Cost of sales	3,504	—%	3,509	10,133	(3)%	10,443
Gross profit	237	14%	207	714	5%	683
Selling, general and administrative expenses	129	7%	121	398	4%	383
Restructuring and impairment costs	7	(56)%	16	381	>100%	152
Equity income	17	(29)%	24	60	(8)%	65
Earnings before interest and income taxes	118	26%	94	(5)	>(100%)	213
Net financing charges	51	6%	48	144	4%	139
Other pension expense	1	—%	1	3	(40)%	5
Income (loss) before income taxes	66	47%	45	(152)	>(100%)	69
Income tax provision	7	(83)%	40	77	13%	68
Net income (loss)	59	>100%	5	(229)	>(100%)	1
Income attributable to noncontrolling interests	23	44%	16	70	13%	62
Net income (loss) attributable to Adient	$36	>100%	$(11)	$(299)	>(100%)	$(61)

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	Change	2024	2025	Change	2024
Net sales	$3,741	1%	$3,716	$10,847	(3)%	$11,126

Adient plc | Form 10-Q | 33

Net sales increased by $25 million, or 1%, in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 due to the favorable impact of foreign currencies ($84 million) and favorable pricing adjustments ($10 million), partially offset by lower overall production volumes in EMEA and Asia as a result of softening consumer demand in EMEA and adverse product mix in Asia, net of higher production volumes in Americas ($54 million) and unfavorable material economics recoveries ($15 million).

Net sales decreased by $279 million, or 3%, during the first nine months of fiscal 2025 as compared to the first nine months of fiscal 2024 due to lower overall production volumes in EMEA and Asia as a result of softening consumer demand in EMEA and adverse product mix in Asia, net of higher production volumes in Americas ($306 million) and unfavorable material economics recoveries ($49 million), partially offset by favorable pricing adjustments ($46 million) and the favorable impact of foreign currencies ($30 million).

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	Change	2024	2025	Change	2024
Cost of sales	$3,504	—%	$3,509	$10,133	(3)%	$10,443
Gross profit	$237	14%	$207	$714	5%	$683
% of sales	6.3%		5.6%	6.6%		6.1%

Cost of sales decreased by $5 million, or less than 1%, and gross profit increased by $30 million, or 14%, in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024. The year over year decrease in cost of sales was primarily due to lower production volumes ($46 million), favorable pricing adjustments including KEIPER supply agreement modifications ($23 million), favorable operating performance ($9 million) and favorable material economics ($8 million), partially offset by the unfavorable impact of foreign currencies ($78 million) and higher restructuring related charges ($2 million). Gross profit for the three months ended June 30, 2025 was favorably impacted by favorable pricing adjustments, favorable operating performance which includes a $4 million net unfavorable tariff impact and the net favorable impact of foreign currencies, partially offset by unfavorable material economics, net of recoveries and lower production volumes.

Cost of sales decreased by $310 million, or 3%, and gross profit increased by $31 million, or 5%, during the first nine months of fiscal 2025 as compared to the first nine months of fiscal 2024. The year over year decrease in cost of sales was primarily due to lower production volumes ($253 million), favorable pricing adjustments including KEIPER supply agreement modifications ($49 million), favorable operating performance ($26 million), favorable material economics ($20 million) and lower depreciation expense ($6 million), partially offset by the unfavorable impact of foreign currencies ($33 million) and higher restructuring related charges ($10 million). Gross profit for the nine months ended June 30, 2025 was impacted by favorable pricing adjustments, favorable operating performance which includes a $13 million net unfavorable tariff impact and lower depreciation expense, partially offset by lower production volumes, unfavorable material economics, net of recoveries, higher restructuring related charges and the unfavorable impact of foreign currencies. Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	Change	2024	2025	Change	2024
Selling, general and administrative expenses	$129	7%	$121	$398	4%	$383
% of sales	3.4%		3.3%	3.7%		3.4%

SG&A expenses increased by $8 million, or 7%, in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024. The year over year increase in SG&A was primarily due to higher compensation expense including the impact of prior year austerity measures ($7 million), higher net engineering and other administrative spending ($5 million) and the unfavorable impact of foreign currencies ($2 million), partially offset by gain on sale of a restructured facility ($6 million).

SG&A expenses increased by $15 million, or 4%, during the first nine months of fiscal 2025 as compared to the first nine months of fiscal 2024. The year over year increase in SG&A was primarily due to higher net engineering and other administrative spending ($11 million), third-party consulting costs associated with strategic planning ($8 million) and higher
Adient plc | Form 10-Q | 34

compensation expense including the impact of prior year austerity measures ($4 million), partially offset by a gain on the sale of a restructured facility ($6 million) and other non-recurring items ($2 million).

Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	Change	2024	2025	Change	2024
Restructuring and impairment costs	$7	(56)%	$16	$381	>100%	$152

Restructuring and impairment costs were lower by $9 million during the third quarter of fiscal 2025 due primarily to a lower amount of restructuring charges in EMEA. Restructuring and impairment costs during the first nine months of fiscal 2025 were higher by $229 million due primarily to a $333 million impairment charge recorded for the EMEA segment's goodwill and a $10 million impairment loss recorded on the Adient Aerospace investment, partially offset by higher levels of restructuring charges recorded primarily in EMEA in the prior year in response to structural changes occurring in the European automotive market and to ensure Adient maintains a competitive cost structure by reducing labor costs and increasing efficiencies. Refer to Note 5, "Goodwill and Other Intangible Assets" and Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements and the discussion under Liquidity and Capital Resources below for additional information related to the goodwill impairment recorded during the nine months ended June 30, 2025 and Adient's restructuring plans.

Equity Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	Change	2024	2025	Change	2024
Equity income	$17	(29)%	$24	$60	(8)%	$65

Equity income was $17 million for the third quarter of fiscal 2025, compared to $24 million in the third quarter of fiscal 2024. The decrease is primarily attributable to the unfavorable impact of the KEIPER supply agreement modifications ($6 million) and restructuring charges related to certain of Adient's investment in non-consolidated affiliates ($6 million), partially offset by favorable operating performance at partially-owned affiliates ($7 million).

Equity income was $60 million during the first nine months of fiscal 2025, compared to $65 million during the first nine months of fiscal 2024. The decrease is primarily attributable to the unfavorable impact of the KEIPER supply agreement modifications ($24 million), restructuring charges related to certain of Adient's investment in non-consolidated affiliates ($6 million) and the unfavorable impact of foreign currencies ($2 million), partially offset by favorable operating performance at partially-owned affiliates ($22 million), a one-time gain on the sale of Setex during the first quarter of fiscal 2025 ($4 million) and a prior year unfavorable one-time divestiture related tax impact at an affiliate ($2 million).

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	Change	2024	2025	Change	2024
Net financing charges	$51	6%	$48	$144	4%	$139

Net financing charges were higher by $3 million in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 and by $5 million during the first nine months of fiscal 2025 as compared to the first nine months of fiscal 2024. The increase was primarily due to one-time accelerated-deferred financing fee charges associated with early redemption of the 4.875% notes during the second quarter of fiscal 2025. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions and components of net financing charges.
Adient plc | Form 10-Q | 35

Other Pension Expense

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	Change	2024	2025	Change	2024
Other pension expense	$1	—%	$1	$3	(40)%	$5

Other pension expense for the third quarter of fiscal 2025 is unchanged as compared to the third quarter of fiscal 2024, and lower by $2 million during the first nine months of fiscal 2025 as compared to the first nine months of fiscal 2024 due primarily to higher expected return on assets. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	Change	2024	2025	Change	2024
Income tax provision	$7	(83)%	$40	$77	13%	$68

The third quarter fiscal 2025 income tax expense of $7 million was lower than the Irish statutory rate of 12.5% primarily due to $16 million of tax benefits related to audit closures and $7 million of tax benefit related to foreign exchange remeasurements of tax balances primarily in Mexico, partially offset by the inability to record a tax benefit for losses in jurisdictions with valuation allowances. The third quarter fiscal 2024 income tax expense of $40 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and $15 million of tax expense related to foreign exchange remeasurements of tax balances primarily in Mexico.

The first nine months of fiscal 2025 income tax expense of $77 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, $19 million of tax expense related to adjustments to net operating loss deferred tax assets, $9 million of tax expense related to the establishment of an uncertain tax position, and the impact of the impairment of the non-tax-deductible portion of the EMEA goodwill balance for which there is no corresponding income tax benefit, partially offset by $23 million of tax benefits from audit closures and statute expirations. The first nine months of fiscal 2024 income tax expense of $68 million was higher than the statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and $8 million of tax expense related to foreign exchange remeasurements of tax balances primarily in Mexico, partially offset by $17 million of tax benefits from the release of uncertain tax positions due to audit closures.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. Adient does not expect that the OBBBA will have a material impact on its income tax expense, net tax assets or liabilities, or cash flows. However, Adient will continue to evaluate the impact of the OBBBA and the results of such evaluations will be reflected on Adient’s Form 10-K for the year ended September 30, 2025.

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	Change	2024	2025	Change	2024
Income attributable to noncontrolling interests	$23	44%	$16	$70	13%	$62

The increase in income attributable to noncontrolling interests in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 is primarily attributable to higher production volumes at certain affiliates.

The increase in income attributable to noncontrolling interests in the first nine months of fiscal 2025 as compared to the first nine months of fiscal 2024 is primarily attributable to higher production volumes at certain affiliates, partially offset by a $5 million adjustment to increase income attributable to noncontrolling interest recorded in fiscal 2024 related to a prior period.

Adient plc | Form 10-Q | 36

Net Income (Loss) Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	Change	2024	2025	Change	2024
Net income (loss) attributable to Adient	$36	>100%	$(11)	$(299)	>(100%)	$(61)

Net income attributable to Adient was $36 million for the third quarter of fiscal 2025, compared to net loss attributable to Adient of $11 million for the third quarter of fiscal 2024. Net income in the third quarter of fiscal 2025 is primarily attributable to favorable pricing adjustments, lower income tax provision, higher restructuring charges in the prior year, favorable operating performance and the favorable impact of foreign currencies, partially offset by higher SG&A expenses mainly driven by higher net engineering and other administrative spending, lower overall production volumes, unfavorable material economics, net of recoveries and lower equity income primarily attributable to a restructuring charge related to certain of Adient's investment in non-consolidated affiliates.

Net loss attributable to Adient was $299 million during the first nine months of fiscal 2025, compared to net loss attributable to Adient of $61 million during the first nine months of fiscal 2024. The increase in net loss in the first nine months of fiscal 2025 is primarily attributable to the $333 million non-cash goodwill impairment charge relating to the EMEA reporting unit and the $10 million non-cash impairment on its investment in Adient Aerospace, lower overall production volumes, unfavorable material economics, net of recoveries and higher SG&A expenses mainly driven by third-party consulting costs associated with strategic planning and higher engineering and other administrative spending, partially offset by favorable pricing adjustments and favorable operating performance.

Comprehensive Income (Loss) Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	Change	2024	2025	Change	2024
Comprehensive income (loss) attributable to Adient	$176	>100%	$(78)	$(278)	>(100%)	$(88)

Comprehensive income attributable to Adient was $176 million for the third quarter of fiscal 2025 compared to $78 million of comprehensive loss for the third quarter of fiscal 2024. The increase of $254 million is due primarily to the favorable impact of foreign currency translation adjustments ($178 million), higher net income ($54 million) and realized and unrealized gains on derivatives in the third quarter of fiscal 2025 compared to losses in the third quarter of fiscal 2024 ($45 million), partially offset by higher comprehensive income attributable to noncontrolling interests ($23 million).

Comprehensive loss attributable to Adient was $278 million during the first nine months of fiscal 2025, compared to $88 million of comprehensive loss during the first nine months of fiscal 2024. The increase of $190 million is due primarily to a net loss during the first nine months of fiscal 2025 primarily resulting from the non-cash goodwill impairment in the EMEA reporting unit compared to a net income during the first nine months in fiscal 2024 ($230 million), higher comprehensive income attributable to noncontrolling interests ($7 million) and the unfavorable impact of foreign currency translation adjustments ($4 million), partially offset by unrealized gains on derivatives for the nine months ended June 30, 2025 compared to losses for the nine months ended June 30, 2024 ($51 million).

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
Adient plc | Form 10-Q | 37

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

Financial information relating to Adient's reportable segments is as follows:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Three months ended June 30, 2025
Net sales	$1,760	$1,268	$721	$(8)	$3,741
Adjusted EBITDA	$112	$21	$113	$(20)	$226

Nine months ended June 30, 2025
Net sales	$5,070	$3,628	$2,200	$(51)	$10,847
Adjusted EBITDA	$291	$93	$334	$(63)	$655

Three months ended June 30, 2024
Net sales	$1,737	$1,288	$712	$(21)	$3,716
Adjusted EBITDA	$99	$25	$101	$(23)	$202

Nine months ended June 30, 2024
Net sales	$5,044	$3,926	$2,224	$(68)	$11,126
Adjusted EBITDA	$259	$127	$327	$(68)	$645

Adient plc | Form 10-Q | 38

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income (loss) before income taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Adjusted EBITDA
Americas	$112	$99	$291	$259
EMEA	21	25	93	127
Asia	113	101	334	327
Subtotal	246	225	718	713
Corporate-related costs (1)	(20)	(23)	(63)	(68)
Restructuring and impairment costs (2)	(7)	(16)	(381)	(152)
Purchase accounting amortization (3)	(12)	(12)	(35)	(36)
Restructuring related charges (4)	(7)	(4)	(13)	3
Gain (loss) on disposal transactions (5)	—	—	4	(8)
Depreciation	(71)	(71)	(207)	(213)
Equity based compensation (6)	(10)	(5)	(20)	(28)
Other items (7)	(1)	—	(8)	2
Earnings before interest and income taxes	118	94	(5)	213
Net financing charges	(51)	(48)	(144)	(139)
Other pension expense	(1)	(1)	(3)	(5)
Income (loss) before income taxes	$66	$45	$(152)	$69

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments. The three months ended June 30, 2025 reflects restructuring charges of $7 million. The nine months ended June 30, 2025 reflects restructuring charges of $38 million, a non-recurring, non-cash goodwill impairment charge of $333 million in the EMEA reporting unit, and an impairment charge of $10 million related to Adient’s investment in Adient Aerospace. Refer to Note 5, "Goodwill and Other Intangible Assets" and Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. The three months ended June 30, 2025 also includes $6 million of restructuring charges at a nonconsolidated affiliate and a $6 million gain on sale of a restructured facility. The nine months ended June 30, 2025 also includes $6 million of restructuring charges at a nonconsolidated affiliate and a $11 million gain on sale of restructured facilities. The nine months ended June 30, 2024 also includes a $10 million gain on sale of restructured facilities.

(5) The nine months ended June 30, 2025 reflects a $4 million gain on sale of Adient's partially-owned investment in Setex. The nine months ended June 30, 2024 reflects an $8 million loss on sale of 51% of Adient's interest in LFADNT. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

(6) During the nine months ended June 30, 2024, a $5 million adjustment was recorded to increase equity-based compensation expense related to a retired executive's equity awards that should have been recognized in periods prior to fiscal 2024.

Adient plc | Form 10-Q | 39

(7) The three months ended June 30, 2025 includes $1 million of third-party consulting costs associated with strategic planning. The nine months ended June 30, 2025 includes $9 million of third-party consulting costs associated with strategic planning and a $1 million non-recurring loss at affiliates, partially offset by a $2 million gain on a non-recurring contract related settlement. The nine months ended June 30, 2024 includes a $3 million non-recurring gain on a contract related settlement and $1 million of indirect tax recoveries in Brazil, partially offset by $1 million one-time divestiture related tax impact at an affiliate and $1 million of transaction costs.

Americas

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	Change	2024	2025	Change	2024
Net sales	$1,760	1%	$1,737	$5,070	1%	$5,044
Adjusted EBITDA	$112	13%	$99	$291	12%	$259

Net sales increased during the third quarter of fiscal 2025 by $23 million primarily due to net favorable pricing adjustments ($21 million) and higher current quarter production volumes and mix due in part to achieving run rate production levels on prior-year program launches ($14 million), partially offset by unfavorable material economics recoveries ($7 million) and the unfavorable impact of foreign currencies ($5 million).

Net sales increased during the first nine months of fiscal 2025 by $26 million primarily due to net favorable pricing adjustments ($51 million) and higher current year production volumes and mix due in part to achieving run rate production levels on prior-year program launches ($28 million), partially offset by unfavorable material economics recoveries ($29 million) and the unfavorable impact of foreign currencies ($24 million).

Adjusted EBITDA increased during the third quarter of fiscal 2025 by $13 million due to net favorable pricing adjustments ($22 million), favorable operating performance driven by lower launch costs, partially reduced by a $4 million net unfavorable tariff impact ($6 million) and higher current quarter production volumes ($2 million), partially offset by higher SG&A expenses driven by lower engineering recoveries ($8 million), the unfavorable impact of foreign currencies ($4 million), unfavorable material economics, net of recoveries ($4 million) and lower equity income ($1 million).

Adjusted EBITDA increased during the first nine months of fiscal 2025 by $32 million due to net favorable pricing adjustments ($53 million), higher current year production volumes ($20 million) and favorable operating performance driven by lower launch costs, partially reduced by a $13 million net unfavorable tariff impact ($17 million), partially offset by higher SG&A expenses driven by lower engineering recoveries and higher administrative expenses primarily driven by prior-year compensation austerity measures ($27 million), unfavorable material economics, net of recoveries ($22 million), the unfavorable impact of foreign currencies ($7 million), and lower equity income ($2 million).

EMEA

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	Change	2024	2025	Change	2024
Net sales	$1,268	(2)%	$1,288	$3,628	(8)%	$3,926
Adjusted EBITDA	$21	(16)%	$25	$93	(27)%	$127

Net sales decreased during the third quarter of fiscal 2025 by $20 million primarily as a result of lower production volumes resulting from weakening consumer demand for new vehicles and product mix and from other intentional portfolio reductions ($85 million) and unfavorable material economics recoveries ($7 million), partially offset by the favorable impact of foreign currencies ($72 million).

Net sales decreased during the first nine months of fiscal 2025 by $298 million primarily as a result of lower production volumes resulting from weakening consumer demand for new vehicles and product mix and from other intentional portfolio reductions ($341 million) and unfavorable material economics recoveries ($18 million), partially offset by the favorable impact of foreign currencies ($44 million) and net favorable pricing adjustments ($17 million).

Adient plc | Form 10-Q | 40

Adjusted EBITDA decreased during the third quarter of fiscal 2025 by $4 million due to higher administrative and engineering expense related to increased spending associated with launches ($11 million), lower production volumes and unfavorable product mix ($5 million), unfavorable material economics, net of recoveries ($3 million) and the unfavorable impact of foreign currencies ($2 million), partially offset by net favorable pricing adjustments ($14 million) and favorable operating performance ($3 million).

Adjusted EBITDA decreased during the first nine months of fiscal 2025 by $34 million due to lower production volumes and unfavorable product mix ($40 million), the unfavorable impact of foreign currencies ($11 million), unfavorable material economics, net of recoveries ($8 million), higher administrative and engineering expense ($7 million) and unfavorable operating performance associated with net inefficiencies related to lower levels of customer orders ($5 million), partially offset by net favorable pricing adjustments ($36 million) and higher equity income ($1 million).

Asia

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	Change	2024	2025	Change	2024
Net sales	$721	1%	$712	$2,200	(1)%	$2,224
Adjusted EBITDA	$113	12%	$101	$334	2%	$327

Net sales increased during the third quarter of fiscal 2025 by $9 million due to the favorable impact of foreign currencies ($18 million) and overall higher production volumes as a segment, due in part to achieving run rate production levels on prior-year program launches and despite lower production volumes within China resulting from lower levels of premium vehicle production volume ($3 million), partially offset by net unfavorable pricing adjustments ($11 million) and unfavorable material economics recoveries ($1 million).

Net sales decreased during the first nine months of fiscal 2025 by $24 million due to net unfavorable pricing adjustments ($22 million), lower overall production volumes driven by lower levels of premium vehicle production volume in China, net of higher production volumes in other countries in Asia ($9 million) and unfavorable material economics recoveries ($2 million), partially offset by the favorable impact of foreign currencies ($9 million).

Adjusted EBITDA increased during the third quarter of fiscal 2025 by $12 million due to favorable operating performance and lower administrative and engineering costs ($10 million) and the favorable impact of foreign currencies ($6 million), partially offset by net unfavorable pricing adjustments ($3 million) and unfavorable production volume and mix ($1 million). Equity income was neutral in the third quarter of fiscal 2025 including an unfavorable $6 million impact from KEIPER supply agreement modifications.

Adjusted EBITDA increased during the first nine months of fiscal 2025 by $7 million due to the favorable impact of foreign currencies ($13 million), operational improvements including improved freight costs ($13 million), lower administrative and engineering expense ($7 million) and net favorable pricing adjustments ($6 million), partially offset by unfavorable volumes and mix ($29 million) and lower equity income including an unfavorable $24 million impact from KEIPER supply agreement modifications ($3 million).

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

Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the "ABL Credit Facility"), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient will pay a
Adient plc | Form 10-Q | 41

commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term Secured Overnight Financing Rate (“SOFR”), in the case of amounts outstanding in Dollars, Euro Interbank Offered Rate (“EURIBOR”), in the case of amounts outstanding in Euros, Stockholm Interbank Offered Rate (“STIBOR”), in the case of amounts outstanding in Swedish Krona and Sterling Over Night Indexed Average (“SONIA”), in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of June 30, 2025, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of $872 million (net of $8 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $627 million and $632 million as of June 30, 2025 and September 30, 2024, respectively. During fiscal 2024, the Term Loan B Agreement was amended to reduce the applicable margin from 3.25% to 2.75% and extend final maturity to January 31, 2031. Adient incurred $5 million of costs associated with the modification, of which $4 million was recorded as deferred financing costs. During the first quarter of fiscal 2025, the Term Loan B Agreement was further amended to reduce the applicable margin from 2.75% to 2.25%. Adient incurred $1 million of costs associated with the modification, which was recorded as deferred financing costs. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The Term Loan B Agreement permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the Term Loan B Agreement accrues at Term SOFR plus an applicable margin.

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

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, maintains (i) $500 million in aggregate principal amount of 7.00% senior secured notes due 2028 and (ii) $500 million in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes is paid on April 15 and October 15 each year. These notes contain covenants that are usual and customary. AGH also maintained $795 million in aggregate principal amount of 4.875% USD-denominated unsecured notes due 2026 as of September 30, 2024. In February 2025, AGH issued $795 million (net proceeds of $783 million) in aggregate principal amount of 7.50% senior unsecured notes. Adient incurred $12 million of costs associated with the transaction, which was recorded as deferred financing costs. Proceeds from the sale of the notes, together with cash on hand, were used to fully redeem AGH's 4.875% senior unsecured notes in March 2025. Upon redemption of the 4.875% notes, Adient wrote off $2 million of previously deferred financing costs associated with the notes to net financing charges. The new notes mature on February 15, 2033 and bear interest at a rate of 7.50% per annum. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2025. These notes also contain covenants that are usual and customary.

Adient plc | Form 10-Q | 42

Sources of Cash Flows

	Nine Months Ended June 30,
(in millions)	2025	2024
Cash provided by operating activities	$236	$280
Cash used by investing activities	(127)	(183)
Cash used by financing activities	(212)	(313)
Capital expenditures	(166)	(194)

Operating Cash Flows: The decrease in cash flows from operating activities is due to an increase in customer tooling assets, capitalized engineering and VAT receivable and a higher level of cash payments associated with restructuring activities. See the Working capital section below for more information.

Investing Cash Flows: The decrease in cash used by investing activities is primarily attributable to current-year proceeds received from the sale of Adient's interest in Setex and lower capital expenditures.

Financing Cash Flows: The decrease in cash used by financing activities is primarily attributable to a lower level of share repurchase activities in the first nine months of fiscal 2025 ($75 million) compared to the first nine months of fiscal 2024 ($225 million), partially offset by the acquisition of the noncontrolling interest in Technotrim ($28 million) and a higher level of dividends paid to noncontrolling interests ($17 million). Refer to Note 11, "Equity and Noncontrolling Interests," of the notes to the consolidated financial statements for additional information.

Capital expenditures: Lower capital expenditures during the first nine months of fiscal 2025 were due primarily to timing of program spend on product launches.

Working capital

(in millions)	June 30, 2025	September 30, 2024
Current assets	$4,022	$4,086
Current liabilities	3,598	3,678
Working capital	$424	$408

Working capital increased by $20 million primarily due to an increase in customer tooling assets and VAT receivable and decreases in VAT payable, accounts payable and restructuring reserve, partially offset by decreases in cash and cash equivalents and net accounts receivables.

Restructuring Costs

During the first nine months of fiscal 2025, Adient committed to restructuring actions ("2025 Plan") resulting in charges of $42 million, which was offset by $4 million of prior-year underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The 2025 Plan is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with the 2025 Plan will primarily occur in fiscal years 2025 and 2026 and are expected to be substantially complete by fiscal year 2027. Adient currently estimates that upon completion of the restructuring actions, the 2025 Plan will reduce annual operating costs by approximately $53 million, which is primarily the result of lower costs of sales and SG&A due to reduced employee-related costs, of which approximately 45% will result in net savings.

During the first nine months of fiscal 2024, Adient committed to restructuring actions ("2024 Plan") resulting in charges of $152 million which included a charge of $14 million recorded during the three months ended June 30, 2024. Additional charges totaling $2 million related to prior year plans were also recorded during the three months ended June 30, 2024. The third quarter charges were mostly related to termination benefits in Europe and will result in future cash expenditures of a similar amount. The 2024 Plan was implemented in response to structural changes occurring in the European automotive market and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with the 2024 Plan will primarily occur in fiscal years 2025 and 2026 and are expected to be substantially complete by fiscal year 2027. Adient currently estimates that upon completion of the restructuring
Adient plc | Form 10-Q | 43

actions, the 2024 Plan will reduce annual operating costs by approximately $100 million, which is primarily the result of lower costs of sales and SG&A due to reduced employee-related costs, of which approximately 70% will result in net savings.

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

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of Adient's ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal 2024, Adient repurchased and immediately retired 9,424,668 of its ordinary shares at an average purchase price per share of $29.18. The aggregate amount of cash paid to repurchase the shares was $275 million, of which $225 million had been spent through June 30, 2024. During the third quarter of fiscal 2025, Adient repurchased and immediately retired 2,787,081 of its ordinary shares at an average purchase price per share of $17.94. The aggregate amount of cash paid to repurchase shares during the third quarter of fiscal 2025 was $50 million. During the first nine months ended June 30, 2025, Adient repurchased and immediately retired 4,014,410 of its ordinary shares at an average purchase price per share of $18.68. The aggregate amount of cash paid to repurchase shares was $75 million, all of which had been spent as of June 30, 2025. As of June 30, 2025, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $185 million.

Off-Balance Sheet Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of June 30, 2025, $168 million was funded under these programs compared to $170 million as of September 30, 2024.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of June 30, 2025, and September 30, 2024, Adient's liabilities related to this program were $95 million and $76 million, respectively. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

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

Adient plc | Form 10-Q | 44

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2024, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the nine months ended June 30, 2025 except for the following update:

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

The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections considered the impact of the various issues causing uncertainty in the automotive industry as described above, all of which contributed to a reduction in reporting unit level and overall fair value in its reporting units. As a result of the quantitative assessment, a $333 million non-cash goodwill impairment was recorded in the EMEA reporting unit. No amounts of goodwill remain recorded within the EMEA reporting unit. Both the Americas and Asia reporting units showed significant declines in fair values as part of the analysis as of March 31, 2025, however, the differences between their fair values and carrying values both modestly exceeded 10% at March 31, 2025. The decrease in Americas' fair value is primarily attributable to the direct and indirect impacts stemming from the imposition of U.S. and foreign tariffs, and the decrease in Asia's fair value is primarily attributable to market share loss for foreign/luxury OEMs in the region combined with modest expected margin declines as Adient continues to win new business with local OEMs in China. At June 30, 2025, after evaluating all relevant events and circumstances, including changes in the macroeconomic environment, Adient’s current and future results of operations and the trends impacting its overall market capitalization, Adient concluded there were no impairment triggering events since its recently completed quantitative impairment analysis as of March 31, 2025. The Americas and Asia reporting units maintain $606 million and $1,198 million of goodwill at June 30, 2025. Management will continue to monitor economic conditions and will test for impairment either annually or upon the identification of another triggering event.

Although Adient's results were in line with internal expectations for the third quarter of fiscal 2025, there remain significant uncertainties with the level of future vehicle production and if further degradation in the economic conditions occur, Adient’s reporting units may incur significant impairment of goodwill and other long-lived assets. The current year results are not indicative of market participant expectations primarily due to the current challenging market conditions as mentioned above. Although revenue levels are uncertain in Americas and Asia, there are expectations for enhanced profitability and cash flows driven by near-term efficiency actions, strategic review of portfolio and reduction of capital expenditures. Long-term profitability and cash flows will also be impacted by the expiration of underperforming contracts and more profitable business,
Adient plc | Form 10-Q | 45

along with opportunities to win new content on customer vehicles, along with restructuring benefits taking full effect. Refer to Note 5, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for additional information.

Adient reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Adient conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires Adient to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing as part of their asset group if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. Due to the goodwill impairment triggering event described above, long-lived assets were assessed for impairment as of March 31, 2025. No long-lived asset impairment was recorded during the second quarter of fiscal 2025. No impairment triggering events were identified in the third quarter of fiscal 2025 as described above; however, if Adient's results continue to decline there could be impairment of long-lived assets.

Adient monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If Adient determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. There were no indicators of other-than-temporary impairment as of June 30, 2025, nor in fiscal 2024. Refer to Note 16, "Nonconsolidated Partially-Owned Affiliates," of the notes to the consolidated financial statements for additional information.

During the first quarter of fiscal 2025, Adient determined that an impairment had occurred with its investment in Adient Aerospace and recorded an impairment charge of $10 million. Refer to Note 13, "Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information.

New Accounting Pronouncements

See Note 1, "Organization and Summary of Significant Accounting Policies," of the notes to the consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2025, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Adient plc | Form 10-Q | 46

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, Adient's principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in SEC rules and forms. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes from the risk factors as previously disclosed in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2024, except that Adient has updated the first two risk factors below related to recent developments and changes to the U.S. administration trade policy and to reflect the EMEA goodwill impairment recorded as of March 31, 2025. Also included below is a new risk factor, not included in the Annual Report on Form 10-K, related to "ownership changes" and limitations to the use of tax attributes. The following risk factor updates supersede the corresponding risk factors previously reported in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Recent changes in U.S. administrative policy, including increases in tariffs and any changes in international trade relations or trade agreements, may have an adverse effect on Adient.

There is continued uncertainty about the future relationship between the U.S. and various other countries with respect to tariffs, trade policies, government regulations, treaties and trade agreements. Recent changes in U.S. administrative policy have led to significant increases in tariffs on goods imported into the U.S., particularly tariffs on products manufactured in Europe, Mexico and China. These tariffs, and additional proposed tariffs or other restrictive changes, have resulted, and may further result, in retaliatory trade measures in response to such actions and ongoing uncertainty regarding existing trade agreements, greater restrictions on free trade generally, and prohibitions or restrictions on the import of certain automobiles and components into the U.S., among other possible changes. Further governmental action related to tariffs or international trade agreements, a trade war, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where Adient currently manufactures and sells products, and any resulting negative sentiments towards the U.S. as a result of such changes, would likely have an adverse effect on Adient's business, financial condition or results of operations. To the extent that Adient incurs incremental tariffs, Adient will need to recover such tariffs from its customers, and there is no guarantee such recoveries will occur. As of June 30, 2025, Adient had incurred $13 million of incremental tariff expense, net of recoveries related to the recent enactment of U.S. tariffs.

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
Adient plc | Form 10-Q | 48

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

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Repurchase of Equity Securities

Share repurchase activity during the three months ended June 30, 2025 was as follows:

Adient plc | Form 10-Q | 49

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)(1)
April 1 to April 30, 2025	—	$—	—	$235
May 1 to May 31, 2025	—	—	—	235
June 1 to June 30, 2025	2,787,081	17.94	2,787,081	185
	2,787,081	$17.94	2,787,081	$185

(1) In November 2022, Adient’s board of directors authorized the repurchase of Adient’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Repurchased shares were retired immediately upon repurchase.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the third quarter of fiscal year 2025, none of Adient’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.
Adient plc | Form 10-Q | 50

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

Adient plc
By:	/s/ Jerome J. Dorlack
Jerome J. Dorlack
President and Chief Executive Officer
Date:	August 6, 2025

By:	/s/ Mark A. Oswald
Mark A. Oswald
Executive Vice President and Chief Financial Officer
Date:	August 6, 2025

Adient plc | Form 10-Q | 52