Form 10-K
period 2025-09-30
Adient plc
filed 2025-11-18
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
or
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 31, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.1 billion. At September 30, 2025, 79,151,497 ordinary shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement relating to its 2026 annual general meeting of shareholders to be held on March 10, 2026 (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Adient plc | Form 10-K | 2

Adient plc
Form 10-K
For the Fiscal Year Ended September 30, 2025
Adient plc | Form 10-K | 3

PART I

Item 1. Business

Adient plc (“Adient”) is a global leader in the automotive seating supply industry with leading market positions in the Americas, Europe and Asia and maintains longstanding relationships with the largest global automotive original equipment manufacturers (“OEMs”). Adient's proprietary technologies extend into virtually every area of automotive seating solutions, including complete seating systems, frames, mechanisms, foam, head restraints, armrests and trim covers. Adient is a global seat supplier with the capability to design, develop, engineer, manufacture, and deliver complete seat systems and components in every major automotive producing region in the world.

Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates approximately 200 wholly- and majority-owned manufacturing, assembly or sequencing facilities, with operations in 29 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America. Through its global footprint and vertical integration, Adient leverages its capabilities to drive growth in the automotive seating industry.

Adient's business model is focused on developing and maintaining long-term customer relationships, which allows Adient to successfully grow with leading global OEMs. Adient and its engineers work closely with customers as vehicle platforms are developed, which results in close ties with key decision makers at OEM customers.

Business Organization and Strategy

Global Manufacturing Footprint Adient is a global leader in automotive seating. With more than 65,000 employees operating in approximately 200 manufacturing, assembly or sequencing facilities in 29 countries worldwide, Adient produces and delivers automotive seating for all vehicle classes and all major OEMs. From complete seating systems to individual components, Adient’s manufacturing capabilities span every aspect of the automotive seat-making process. Integrated, in-house skills allows Adient to take products from research and design all the way to engineering and manufacturing and into millions of vehicles every year.

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
Adient plc | Form 10-K | 4

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

Adient's worldwide engineering network includes ten core development centers. These development centers utilize a globally consistent approach to the process for developing seating products. By leveraging a network of subject matter technical experts, Adient efficiently implements best practices and improves product cost and quality. Adient's product development practices also entail leveraging low cost country development centers in India, China, Czech Republic, Mexico and Slovakia.

Development Centers
Ansan (South Korea)	Plymouth (USA)
Burscheid (Germany)	Pune (India)
Ceska Lipa (Czech Republic)	Querétaro (Mexico)
Chongqing (China)	Trenčín (Slovakia)
Kaiserslautern (Germany)	Yokohama (Japan)

Leadership Position in China Adient is a leading supplier of “just-in-time” seating in China. It operates through its wholly owned entities and six joint ventures (nonconsolidated and consolidated) with 37 manufacturing locations in 22 cities, which are supported by additional technical centers. Adient's strong position with European and American automakers is complemented by partnerships with all major auto groups in China, which has resulted in Adient's broad market penetration relative to seating competitors and market leadership in the industry's largest market. Adient leverages its operating expertise and innovation capabilities developed worldwide to further support its growth in China.

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

Product/Systems

Adient designs and manufactures a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient's technologies extend into virtually every area of automotive seating solutions including complete seating systems, frames, mechanisms, foam, head restraints, armrests
Adient plc | Form 10-K | 5

and trim covers. In recent years, Adient’s innovative products have emphasized safety and comfort, and incorporated lighter, slimmer and more environmentally friendly materials than traditional seating products. Refer to the Sustainability section below for additional information.

Customers

Adient is a supplier to all of the global OEMs and has longstanding relationships with premier automotive manufacturers, including BMW, Mercedes-Benz Group, Ford Motor Company, General Motors Company, Honda Motor Company, Hyundai Motor Company, Jaguar Land Rover, Kia Corporation, Mazda Motor Corporation, Mitsubishi Motor Corporation, Nissan Motor Corporation, Renault Group, Stellantis N.V., Suzuki Motor Corporation, Toyota Motor Corporation, Volkswagen Group and Volvo Car Group. Adient also supplies most of the growing regional OEMs such as Beijing Automotive Group Co., Ltd., Changan Automobile (Group) Co., Ltd., FAW Group Corporation, Proton Holdings Berhad, Ashok Leyland, Tata Motors Limited and Zhejiang Geely Holding Group Co., Ltd. and newer auto manufacturers such as NIO, Xpeng Motors, BYD Company Ltd. and Xiaomi Motors. Additionally, Adient has 6 joint venture partnerships with key OEMs, including Guangzhou Automobile Group Co., Ltd., Beijing Automobile Group Co., Ltd. and FAW Group Corporation. Further details regarding Adient's customers is provided in Part II, Item 8 of this Form 10-K in Note 1, “Organization and Summary of Significant Accounting Policies,” of the notes to consolidated financial statements.

Industry

The Automotive Seating industry provides OEMs with complete seats on a “just-in-time” or “in-sequence” basis. Seats are assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. The components for these complete seat assemblies such as seating foam, metal structures, fabrics, seat covers and seat mechanisms are shipped to Adient or competitor seating assembly plants. Adient is a global leader in complete seat assembly and one of the largest in all major seating components including seating foam, metal structures, seat covers and seat mechanisms.

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

3.    Engineering “in-sourcing”: Some OEMs are conducting the design and engineering internally and are selecting suppliers that have the capability to manufacture products on a worldwide basis and adapt to regional variations.

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

Adient plc | Form 10-K | 6

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

Raw Materials

Raw materials used by Adient in connection with its operations include steel, aluminum, polyurethane chemicals, fabrics, leather, vinyl and polypropylene. Continuing into fiscal 2025, the automotive industry has experienced volatility in commodity prices. This price volatility may continue into the future as demand increases and/or supply is constrained. During fiscal 2026, commodity prices and availability could fluctuate throughout the year and significantly affect Adient's results of operations. Refer to the Sustainability heading in this Item 1, “Business” for information on sustainability actions Adient is taking with its products and related materials, and refer to Item 1A, “Risk Factors” of this Form 10-K for additional information on risks associated with the supply of Adient’s raw materials.

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
Adient plc | Form 10-K | 7

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

Legal Matters

Adient is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other matters. Although the outcome of such lawsuits, claims and proceedings cannot be predicted with certainty and some may be disposed of unfavorably to Adient, it is management's opinion that none of these will have a material adverse effect on Adient's financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented. Further details regarding Adient's commitments and contingencies are provided in Part II, Item 8 of this Form 10-K in Note 19, “Commitments and Contingencies,” of the notes to consolidated financial statements.

Sustainability

Adient recognizes robust, responsible and sustainable policies and practices are essential to the long-term success of its business and the well-being of its stakeholders, including investors, employees, suppliers, customers and communities. Adient prioritizes environmental stewardship by integrating sustainability principles into product development initiatives, manufacturing processes, procurement practices, corporate governance activities, and other key business areas. The Board of Directors and senior managers ensure Adient operates ethically and in accordance with applicable laws and regulations; as appropriate, they oversee and implement sustainability policies and strategies with input from a cross-functional team of subject matter experts across the organization. Adient regularly communicates its targets and actions related to sustainability to stakeholders through SEC filings, media releases, its adient.com website, quarterly earnings reports, and its annual corporate sustainability report.

Production Processes

Adient remains committed to improving sustainability in its global operations and utilizing standardized processes to reduce energy consumption, conserve water, and generate less waste and emissions at its sites globally. Adient set a goal of reducing its scope 1 and 2 greenhouse gas emissions 75% by 2030 (with 2019 as the base year) and continues to make progress toward that goal. Additionally, by 2040, Adient aspires to achieve carbon neutrality at its manufacturing sites for scope 1 and 2 greenhouse gas emissions. Some fiscal year 2025 examples of how Adient is reducing emissions and improving sustainability in its operations include:

•Developing a comprehensive companywide energy management tool kit with step-by-step guidance, best practices, and executed continuous improvement project examples to help Adient manufacturing sites reduce energy use and related emissions.
•Implementing a five-year global water management strategy to reduce water consumption, mitigate water-related risks, and enhance operational resilience.
•Identifying and repairing air leaks in compressed-air systems to optimize compressor efficiency and reduce energy use.
•Installing LED lighting, occupancy sensors, daylight-harvesting controls, and other demand-based lighting controls to significantly improve lighting efficiency.
•Optimizing packaging and streamlining freight operations to cut packaging waste and reduce fuel usage.
•Reducing foam scrap, optimizing leather cutting processes, and transitioning to returnable containers to minimize waste sent to the landfill.
•Installing dual-flush toilets, aerators, and water re-use systems and processes to reduce water consumption.

In addition, Adient has set a goal to attribute 100% of the electricity consumed at its manufacturing sites worldwide to renewable sources by 2035. Several of Adient’s sites already generate renewable electricity on-site via solar panel installations, and roughly 60 Adient sites now consume electricity from a renewable source.

Adient plc | Form 10-K | 8

Products

Sustainability has been an inherent part of product development and innovation at Adient for more than three decades, and Adient closely tracks its customers’ sustainability targets and requirements to ensure its efforts align with their needs and goals. More recently, vehicle electrification and a general move toward increasingly efficient transportation have emphasized the need for automotive seating products that are lighter, slimmer, and made of more environmentally friendly materials than traditional seating products. To help meet this need, Adient has developed products such as the Soft Back Panel and Soft Side Valance components, which integrate up to 70% recycled polyethylene terephthalate (“PET”) content, and Shell Foam™, which leverages lower-emission polyurethane (“PUR”) foam formulations and recycled polyester. Adient has also developed Pure Ergonomics — a slim, resource-efficient seat that incorporates sustainable materials such as recycled PET trim, low-carbon recycled PUR foam, and low-emission steel. The Pure Ergonomics seat achieves a 5% reduction in weight, 46% recycled content, and improved disassembly and recyclability compared to conventional seat models. Through Adient’s ES3 (Evolution of Seating Systems Sustainability) approach to product design, Adient is continuously identifying and integrating materials and manufacturing methods that minimize environmental impact and promote a circular economy.

Adient also recognizes the importance of its supply chain’s environmental risks and impacts and is working with its suppliers to reduce scope 3 (value chain) emissions 35% by 2030 (with 2019 as the base year). In fiscal year 2025, Adient continued to expand the use of its proprietary Product Carbon Footprint Tool — data-based software that calculates the carbon footprint of a specific product based on its bill of materials — impacting designer, engineer and customer decisions and supporting its scope 3 emissions-reduction goal. Adient’s Deforestation Commitment and natural resources webpage includes information on Adient’s commitments and progress toward procuring forest risk commodities from more sustainable sources to reduce the impact on deforestation and protect natural habitats globally. The contents of this webpage are not incorporated into this filing.

People

Adient continues to work to protect the human rights and well-being of its employees, suppliers, customers and communities in which Adient operates globally and released an updated Human Rights Policy Statement in 2024. Adient updated its Ethics Policy in 2023 to address evolving laws and regulations, including those regarding sustainability, and in fiscal year 2025, 99% of Adient’s salaried workforce completed Adient’s annual Ethics Policy certification. Adient also established in 2024 a global Center of Excellence (“COE”) centrally addressing global supplier compliance and risk management; this COE is dedicated to continuously improving Adient’s processes, procedures and systems for vetting and performing supplier due diligence.

Human Capital Resources

Adient's ability to sustain and grow its business requires it to hire, retain and develop a highly skilled and diverse workforce. Adient values character and integrity as much as qualifications and fosters an empowerment culture where employees have ownership in business outcomes. The highest levels of Adient’s management drive these practices with the alignment and support of all levels within the organization. The Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary, reporting directly to the Chief Executive Officer (“CEO”), oversees Adient’s global talent processes to attract, develop and retain the most valuable asset - its employees. Adient has more than 65,000 employees worldwide who represent a wide variety of backgrounds. Adient’s workforce composition (including employees at consolidated joint ventures), as of September 30, 2025, consists of approximately:

•47% work in the Americas, 40% work in EMEA and 13% work in Asia
•41% of the global workforce is female
•54% of employees in the U.S. have identified themselves as an ethnic minority

Adient ensures its people are engaged and working collaboratively to achieve company goals through positive employee relations activities that focus on supporting employees and their families. Adient also provides and encourages many forms of two-way communication such as town hall meetings, engagement surveys, open-door policies and an ethics Integrity Helpline so that employees can hear directly from Adient leadership and have the opportunity to ask questions, make suggestions, raise concerns, and provide input. Because the attraction, development and retention of the employee base is significant to its business strategy, executive management provides frequent updates on these topics to the Board of Directors.

Health and Safety

Adient is committed to protecting the safety and well-being of colleagues, customers, suppliers and people using its premises by providing and maintaining a safe working environment that protects both physical and mental well-being. Adient requires protective equipment, enforces comprehensive safety policies and procedures, and encourages employees and leaders to look
Adient plc | Form 10-K | 9

regularly for ways to improve workplace safety. Adient has implemented and maintains a health and safety management system that is certified to the ISO 45001 Occupational Health and Safety standard. Globally, 100% of Adient’s facilities are internally audited and compliant, and 98% are also third-party audited and certified. Adient employees work together across the globe, sharing best practice ideas, procedures, and information regarding accidents and injuries. At Adient, every new machine, operation, building or workstation change requires a safety risk assessment. When Adient’s employees come to work, they can know that where they work has undergone an extensive review of associated risks of injury or illness and that those risks are eliminated and/or minimized through robust controls. Adient provides regular updates on health and safety to its Board of Directors.

Diversity and Inclusion

Adient recognizes diversity and inclusion are essential to the success of our business and that living these values encourages different perspectives, ignites innovation and creativity, increases employee engagement, and strengthens partnerships with our customers, suppliers and stakeholders. Adient strives to build a culture of diversity and inclusion through purchasing, human resource practices and policies and strives to eliminate discrimination and harassment in all its forms, including but not limited to discrimination against women, minorities and other protected groups. In fiscal year 2024, Adient updated its Human Rights Policy Statement; this document emphasizes Adient’s commitment to protecting the safety, well-being and human rights of its people while driving a diverse and inclusive work culture. Adient provides updates to the Board of Directors on diversity and inclusion initiatives and shares information on initiatives and metrics in its annual sustainability report.

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

Adient has a number of global and regional development programs, growing employees at multiple stages in their career. Through these programs, Adient is investing in the long-term success of employees, helping them develop skills and leadership acumen based on current needs and in anticipation of future needs. In addition to local development programs, Adient makes a substantial investment in employee development through its partnership with the University of Michigan’s Ross School of Business. Through this partnership, Adient offers two global programs: Adient Accelerate, a leadership development program for director-level employees that is now in its fourth year, and Adient Leadership and Performance Skills (“ALPS”), a program for mid-level managers. These programs are thoughtfully curated to build the essential leadership capabilities needed to navigate Adient’s current priorities and future challenges.

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
Adient plc | Form 10-K | 10

statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, Adient's references to website URLs are intended to be inactive textual references only.

Information about Adient’s Executive Officers

The following table sets forth certain information with respect to Adient's executive officers as of the date of this filing:

Name	Age	Position(s) Held	Year Appointed to Present Position
Michel P. Berthelin	55	Executive Vice President, EMEA	2019
James Conklin	53	Executive Vice President, Americas	2022
Jerome J. Dorlack	45	President and Chief Executive Officer	2024
James J. Huang	64	Executive Vice President, APAC	2019
Stephanie S. Marianos	57	Executive Vice President, Global IT & Business Services and Sustainability	2024
Mark A. Oswald	59	Executive Vice President and Chief Financial Officer	2024
Gregory S. Smith	57	Senior Vice President and Chief Accounting Officer	2019
Heather M. Tiltmann	53	Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary	2021

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

James Conklin. Mr. Conklin is the Executive Vice President, Americas of Adient. Mr. Conklin served as Adient’s Vice President, Americas Operations from 2016 to 2022, as well as General Manager of Adient’s Seat Structures and Mechanisms business from 2018 to 2020. Prior to that, he had various roles of increasing responsibility with Johnson Controls, Inc., including Vice President of Operations and Executive Director, Continuous Improvement and Best Business Practices, as well as leadership positions within Advanced Manufacturing, Lean Manufacturing, Operations and Quality.

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

Adient plc | Form 10-K | 11

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

Adient plc | Form 10-K | 12

Item 1A. Risk Factors
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

The global automotive industry has continued to experience uncertainties due to changing macroeconomic conditions. Weakening consumer demand, impacted by new vehicle affordability and a high interest rate environment, among other factors, has resulted in lower automotive production volumes. The global adoption of electric vehicles by consumers has also slowed, creating disruptions in production scheduling. More specifically, the EMEA region is faced with overcapacity issues due to lower production volumes and resulting in pricing pressures. The EMEA region is also faced with intensifying competition from Chinese imports and lower exports to China as domestic brands expand in China. The Asia region is also experiencing higher competitive pressures from local OEMs in China who are penetrating the industry with new product offerings. These Chinese OEMs are producing vehicles at lower costs, resulting in pricing pressures on the supply chain base. Further, new relationships need to be developed in order to become the supplier of choice for these new OEMs in China along with careful assessment of which local OEMs are expected to exist and thrive over the long-term due to the competitive pressures. Adient strives to offset the impact of lower production volumes and price reductions through improved operational performance, including commercial negotiations with Adient’s customers and vendors and through other operational improvements that Adient can influence, however there is no guarantee that Adient will be able to sufficiently offset the impact of lower production volumes, price reductions, or avoid more significant restructuring actions. The global automotive industry has also experienced significant volatility in the past, and to some extent volatility persists in the current environment, related to supply chain disruptions, inflationary pressures, labor shortages, geopolitical uncertainties, high interest rates and foreign currency fluctuations. Although Adient's seating products have not typically been dependent directly on the components causing the supply chain disruptions, Adient has been directly impacted by lower production levels at the OEMs as a direct result of these disruptions. These disruptions have moderated in fiscal 2025, but supply chains remain fragile and, in the past have led to unplanned downtime at Adient's production facilities, often with very little warning, which created operating inefficiencies and limited Adient's ability to adequately mitigate such inefficiencies. The automotive industry has also experienced a period of significant price volatility (generally resulting in an increase in commodities, energy costs, freight costs, labor costs and other input costs), as well as encountering an environment of unfavorable foreign currency exposures and rising interest rates. While some of these input cost increases have moderated in fiscal 2025, other exposures will likely continue into fiscal 2026 and perhaps further into the future. This environment of significant price volatility has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset. Adient also experienced constrained labor availability which has resulted in wage inflationary pressures, both internally and at key vendors. Adient continues to assess any impact labor shortages and wage inflation might have on Adient's ability to perform its obligations. Although Adient has developed and implemented strategies to mitigate the impact of supply chain disruptions along with the impact of higher input and other costs, these strategies, together with commercial negotiations with Adient's customers and suppliers, typically offset only a portion (less than 100%) of the adverse impact. Additionally, Adient's operating model requires long lead times between
Adient plc | Form 10-K | 13

the design and development of products and the launch of production. This lead time requires Adient to secure vendor supply well in advance to minimize launch and production inefficiencies. During such lead times, price commitments are subject to change and could lead to an inability of Adient to fully recover all such price changes.

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

Adient's financial performance depends, in part, on conditions in the automotive industry. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. Automakers may experience a decline in the number of new vehicle sales, whether as a result of economic decline, vehicle affordability, disruptions as a result of changes to trade policies, supply chain disruptions and labor shortages, increasing consumer borrowing rates or for various other reasons. Automakers may also become less cost competitive due to rising input costs, such as labor or raw materials, and thereby experience a loss of demand for their products as consumers shift to lower cost options. The Asia region in particular has experienced higher competitive pressures within the automotive industry from local OEMs in China who are penetrating the industry with new product offerings. These Chinese OEMs are producing vehicles at lower costs, resulting in pricing pressures on the supply chain base and among automaker competitors. As a result, Adient expects modest margin declines as Adient continues to win new business with local OEMs in China. Adient may also experience reductions in orders from these customers, incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond its current restructuring plans, particularly if any of the automakers cannot adequately fund their operations or experience financial distress. Such adverse changes likely would have a negative impact on Adient's business, financial condition or results of operations. In addition, Adient relies in part on its customers’ forecasting of their expected needs, which forecasts can change rapidly and may not be accurate. Any inaccurate forecast data received by customers could also have an adverse impact on Adient’s results of operations.

As a result of macroeconomic factors impacting Adient and the automotive industry, Adient recorded a $333 million non-cash goodwill impairment due to a decline in the fair value of the EMEA reporting unit as of March 31, 2025. The decrease in EMEA’s fair value is driven by lower forecasted vehicle volumes from weakening consumer demand due in part to vehicle affordability, slower consumer adoption of electric vehicles, overcapacity in the industry resulting in pricing pressure, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China. The Americas and Asia reporting units also showed significant declines in fair value, however, the differences between their fair values and carrying values both modestly exceeded 10% at March 31, 2025. The decrease in Americas' fair value is primarily attributable to the direct and indirect impacts stemming from the imposition of U.S. and foreign tariffs, and the decrease in Asia's fair value is primarily attributable to market share loss for foreign/luxury OEMs in the region combined with modest expected margin declines as Adient continues to win new business with local OEMs in China. The fair values in both America and Asia reporting units show higher levels as of September 30, 2025 resulting in greater levels of fair value in excess of carrying values. Adient will continuously assess the changing macroeconomic conditions in all regions including the outlook for consumer demand for vehicles and other factors impacting the region, along with the need for further restructuring actions, all of which impact Adient’s ability to achieve its projected long-term operating performance. Refer to Note 6, “Goodwill and Other Intangible Assets,” of the notes to the consolidated financial statements for additional information.

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
Adient plc | Form 10-K | 14

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

Russia’s invasion of Ukraine in February 2022 resulted in significant uncertainty and instability in global supply chains and availability of certain commodities and raw materials. Although Adient has no operations in Ukraine and its operation in Russia has since been disposed, certain of its suppliers as well as customers depend on commodities and other material supplies that originate in Ukraine or Russia. In response to Russia’s invasion in Ukraine, a number of countries, including the United States, the United Kingdom and members of the European Union, have implemented economic sanctions on Russia and certain Russian enterprises including several large banks. The conflict also led to increases in the cost of energy and the potential for energy shortages, especially in Europe. If the conflict continues or expands, it may trigger a series of additional economic and other sanctions which in turn could further disrupt the global automotive supply chains by limiting supplies of key components and increasing inflationary pressures. This ongoing conflict, along with other geopolitical uncertainties such as the ongoing conflict in the Middle East, could have broader adverse impacts on macroeconomic factors that impact Adient's business, cash flows, financial condition and results of operations.

Adient plc | Form 10-K | 15

Adient's business in China is subject to aggressive competition and is sensitive to economic and market conditions.

Maintaining a strong position in the Chinese market is a key component of Adient's strategy. Adient's business in China is conducted through both consolidated subsidiaries and nonconsolidated joint ventures. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market evolves and as Chinese OEMs penetrate other markets around the globe, often with lower-cost products, Adient anticipates that market participants will act aggressively to increase or maintain their market share. Increased competition may result in price reductions, reduced margins and Adient's inability to gain or hold market share. Further, new relationships need to be developed in order to become the supplier of choice for the new Chinese OEMs, along with careful assessment of which local OEMs will exist and thrive over the long-term due to the competitive pressures within the industry. In addition to the risks imposed by U.S. economic trade policy discussed further below, Adient's business in China is sensitive to economic, political and market conditions that drive automotive sales volumes in China. If Adient is unable to maintain its position in the Chinese market, or if vehicle sales in China decrease or do not continue to increase, then Adient's business and financial results may be adversely affected. Also, if Chinese OEMs continue to expand into other markets and regions, Adient’s business and financial results may be adversely affected if Adient does not have the same level of content on Chinese OEM vehicles.

Recent changes in U.S. administrative policy, including increases in tariffs and any changes in international trade relations or trade agreements, may have an adverse effect on Adient.

There is continued uncertainty about the future relationship between the U.S. and various other countries with respect to tariffs, trade policies, government regulations, treaties and trade agreements. Recent changes in U.S. administrative policy have led to significant increases in tariffs on goods imported into the U.S., particularly tariffs on products manufactured in Europe, Mexico and China. These tariffs, and additional proposed tariffs or other restrictive changes, have resulted, and may further result, in retaliatory trade measures in response to such actions and ongoing uncertainty regarding existing trade agreements, greater restrictions on free trade generally, and prohibitions or restrictions on the import of certain automobiles and components into the U.S., among other possible changes. Further governmental action related to tariffs or international trade agreements, a trade war, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where Adient currently manufactures and sells products, and any resulting negative sentiments towards the U.S. as a result of such changes, would likely have an adverse effect on Adient's business, financial condition or results of operations. To the extent that Adient incurs incremental tariffs, Adient will need to recover such tariffs from its customers, and there is no guarantee such recoveries will occur. As of September 30, 2025, Adient’s results were negatively impacted by $17 million, net of recoveries, related to the recent enactment of U.S. tariffs.

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

Adient plc | Form 10-K | 16

Risks Related to Adient's Operations

Increases in the costs and restrictions on the availability of raw materials, energy, commodities, freight, labor and product components could adversely affect Adient's financial performance.

Raw material, energy, commodity, freight and labor costs can be volatile. Although Adient has developed and implemented strategies to mitigate the impact of higher raw material, energy, commodity, freight and labor costs, these strategies, together with commercial negotiations with Adient's customers and suppliers, may only offset a portion of the adverse impact. Certain of these strategies also may limit Adient's opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities, transportation and product components fluctuates from time to time due to factors outside of Adient's control. Due to a variety of global factors, the automotive industry has experienced, and may continue to experience, supply chain disruptions, mainly from other automotive suppliers, due to production downtime and insufficient availability of raw materials, components and labor. As a result of these disruptions, the automotive industry has seen volatility in the volume of automobile production, which has resulted in, and may continue to result in, decreased sales, without a corresponding decrease in labor costs, for Adient. In addition, the automotive industry has seen periods of price increases for commodities, primarily related to steel, and to a lesser extent petrochemicals, and energy costs in Europe. Adient has also experienced constrained labor availability which has resulted in wage inflationary pressures, both internally and at key vendors. Given the United Auto Workers’ (“UAW”) strategy of targeted strikes, Adient may see increased pressure for wage and benefit increases in the U.S. These increases may continue into the future as demand increases and as supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient. If the costs of raw materials, energy, commodities, freight costs, labor costs and product components increase or the availability thereof is restricted, it could adversely affect Adient's financial condition, operating results and cash flows.

Adient operates in the highly competitive automotive supply industry which requires capital expenditures to support customer launch plans and growth.

The global automotive component supply industry is highly competitive. Competition is based primarily on price, technology, quality, delivery and overall customer service. There can be no assurance that Adient's products will be able to compete successfully with the products of Adient's competitors. Furthermore, the evolving nature of the markets in which Adient competes, including the evolution towards electric vehicles along with the autonomous vehicle market and consumer preferences for mobility on demand services, such as car- and ride-sharing, may attract new entrants. Additionally, consolidation in the automotive industry may lead to decreased product purchases from Adient.

As a result, Adient's sales levels and margins could be adversely affected by pricing pressures from OEMs and pricing actions of competitors. In addition, Adient is required to spend capital resources to facilitate growth as automotive markets evolve; however, there is no guarantee that profitable growth will occur as a result of such expenditures due to customer platform sales and performance. These factors may also lead to selective resourcing of business to competitors. Adient's competitors may develop, design or duplicate technologies that compete with Adient's owned or licensed intellectual property. Developments or assertions by or against Adient relating to intellectual property rights, or any inability to protect Adient's rights, could have an adverse impact on its business and competitive position. In addition, any of Adient's competitors may foresee the course of market development more accurately than Adient, develop products that are superior to Adient's products, produce similar products at a lower cost than Adient, or adapt more quickly than Adient to new technologies or evolving customer requirements. Adient cannot provide assurances that certain of Adient’s products will not become obsolete or that Adient will be able to achieve the technological advances that may be necessary to remain competitive. As a result, Adient's products may not be able to compete successfully with its competitors' products and Adient may not be able to meet the growing demands of customers or achieve its sales and profitability growth targets. In addition, Adient’s customers may increase levels of production insourcing for a variety of reasons, such as shifts in customers’ business strategies or the emergence of low-cost production opportunities in other countries. These trends may adversely affect Adient's sales as well as the profit margins on Adient's products.

Adient's profitability and results of operations may be adversely affected by a significant failure or inability to comply with the specifications and manufacturing requirements of its OEM customers or by program launch difficulties.

Adient's business faces the production demands and requirements of its OEM customers, as described in Item 1, “Business” of this Annual Report on Form 10-K. As a result of safety and environmental regulations, as well as a trend of more rapid customer preference changes, OEMs are requiring suppliers like Adient to respond faster with new designs and product innovations. A significant failure or inability to comply with customer specifications and manufacturing requirements or delays or other problems with existing or new products often results in financial penalties, increased costs, loss of sales, loss of
Adient plc | Form 10-K | 17

customers or potential breaches of customer contracts, which likely would have an adverse effect on Adient's profitability and results of operations.

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

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage at one or more of Adient's manufacturing and assembly facilities could have adverse effects on the business. Similarly, if one or more of Adient's customers were to experience a work stoppage resulting in ongoing supply chain disruptions, or otherwise, that customer would likely halt or limit purchases of Adient's products, which could result in the shutdown of the related Adient manufacturing facilities and/or other cost-reduction initiatives. In certain instances, Adient may be unable to adjust its staffing levels to correspond to a customer’s work stoppage such that Adient incurs increased labor costs along with a decrease in production. A significant disruption in the supply of a key component due to a work stoppage at one of Adient's suppliers or any other supplier could have the same consequences, and accordingly, have an adverse effect on Adient's financial results.

Adient may be unable to realize the expected benefits of its restructuring actions, which could adversely affect its profitability and operations.

In order to align Adient's resources with its strategies, operate more efficiently and control costs and to realign its businesses, with customer and market needs and operating conditions, Adient has periodically announced, and in the future may continue to announce, restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. In each of the last seven fiscal years, Adient announced restructurings related to cost reduction initiatives, which included workforce reductions, plant closures and asset impairments. Adient may undertake additional restructuring actions, including plant closures and workforce reductions in the future, particularly in EMEA where Adient is closely monitoring macroeconomic conditions and customer production plans. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned (if at all), and Adient's operations and business may be disrupted, which likely would adversely affect Adient's financial condition, operating results and cash flow. Furthermore, to the extent such initiatives involve workforce changes, such changes may temporarily reduce workforce productivity, which could be disruptive to Adient’s business and adversely affect results of operations.

Adient plc | Form 10-K | 18

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

Adient is increasingly incorporating automation and artificial intelligence capabilities into the development of technologies and business operations, and into products and services. Artificial intelligence technology is complex and rapidly evolving, and may subject Adient to significant competitive, legal, regulatory, operational and other risks. The implementation of artificial intelligence can be costly and there is no guarantee that Adient’s use of artificial intelligence will enhance its technologies, benefit its business operations, or produce products and services that are preferred by its customers. Adient’s competitors may be more successful in their artificial intelligence strategy and develop superior products and services with the aid of artificial intelligence technology. Additionally, artificial intelligence algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. This may give rise to legal liability, reputational damage, and materially harm Adient’s business. The use of artificial intelligence in the development of Adient’s products and services could also cause loss of intellectual property, as well as subject it to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. Additionally, market adoption of artificial intelligence technology could be impaired by ethical and other issues inherent in the technology, which could impair demand for Adient’s products and services. Furthermore, the U.S. and other countries may adopt laws and regulations related to artificial intelligence. Such laws and regulations could cause Adient to incur greater compliance costs and limit the use of artificial intelligence in the development of its products and services. Any failure or perceived failure by Adient to comply with such regulatory requirements could subject Adient to legal liabilities, reputational damage, or otherwise have a material and adverse impact on Adient’s business.

Negative or unexpected tax consequences could adversely affect Adient's results of operations.

Adverse changes in the underlying profitability and financial outlook of Adient's operations in several jurisdictions could lead to additional changes in Adient's valuation allowances against deferred tax assets and other tax reserves on Adient's statements of financial position. Additionally, changes in tax laws in Ireland, the U.S. or in other countries where Adient has significant operations could materially affect deferred tax assets and liabilities on Adient's statements of financial position and income tax provision on Adient's statements of income (loss).

Adient is also subject to tax audits for both direct and indirect taxes by governmental authorities on a worldwide basis. Governmental authorities have become more aggressive in proposing tax assessments, including interest related to income taxes and transaction taxes such as Value Added Tax (“VAT”). Adient has been experiencing increased levels of discussions with taxing authorities and more aggressive negotiations by the tax authorities as part of tax audits and related inquiries, requiring increased levels of management's focus and attention and resulting in higher levels of uncertainty on tax assessment outcomes. Subsequent to September 30, 2025, Adient initiated a foreign tax audit settlement proposal which, although still under
Adient plc | Form 10-K | 19

negotiation with the foreign tax authorities, is expected to require a non-recurring recognition and payment of approximately $20 million in fiscal 2026. Any further negative unexpected results from one or more such tax audits and related inquiries could have a material adverse affect on Adient's results of operations and cash flows.

If Adient does not respond appropriately, the evolution of the automotive industry towards autonomous vehicles and mobility on demand services could adversely affect Adient’s business.

The automotive industry remains focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. There are varying consumer preferences for mobility-on-demand services — such as car- and ride-sharing — as opposed to automobile ownership, in part resulting from the evolution of the electric vehicle, which may result in a long-term reduction in the number of vehicles per capita. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. If Adient does not continue to innovate to develop or acquire new and compelling products that capitalize upon new technologies in response to OEM and consumer preferences, this could have an adverse impact on Adient’s results of operations.

Adient may incur material losses and costs as a result of warranty and product recall claims and product liability actions that may be brought against Adient.

Adient faces an inherent business risk of exposure to warranty and product recall claims and product liability in the event that its products fail to perform as expected and, in the case of product liability, such failure of its products results, or is alleged to result, in bodily injury and/or property damage. Seating systems are safety critical components of vehicles, particularly when safety features are incorporated into seating systems such as side airbags and other restraining systems. Therefore, any failure to produce seating systems that meet safety specifications puts Adient at risk of higher warranty, recall or product liability expense. While Adient will maintain reasonable limits of insurance coverage to appropriately respond to such exposures, large product liability claims, if made, could exceed Adient's insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. Adient may incur significant costs to defend these claims or experience product liability losses in the future. If any of Adient's products are or are alleged to be defective, Adient may be required to participate in a recall involving such products. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, auto manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against Adient that is not insured, or a product liability claim brought against Adient in excess of its available insurance, could have an adverse impact on Adient's results of operations. In addition, a recall claim could require Adient to review its entire product portfolio to assess whether similar issues are present in other product lines, which could result in significant disruption to Adient's business and could have an adverse impact on Adient's results of operations.

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

Although Adient cannot assure that the future costs of warranty and product recall claims by its customers and product liability claims will not be material, Adient believes its established reserves are adequate to cover potential settlements. Adient's reserves are based on Adient's best estimates of amounts necessary to settle future and existing claims. Adient regularly evaluates the level of these reserves, and adjusts them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from Adient's recorded estimates.

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
Adient plc | Form 10-K | 20

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

Significant changes in actual investment return on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect Adient's results of operations and the amounts of contributions Adient must make to its defined benefit plans in future periods. For example, Adient has recorded mark-to-market adjustments on the revaluation of its pension obligations that have significantly impacted its overall results in the past. Generally accepted accounting principles in the U.S. require that Adient calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for Adient's defined benefit plans are dependent upon, among other factors, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations.

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

Adient plc | Form 10-K | 21

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

As of September 30, 2025, Adient's total consolidated indebtedness approximated $2.4 billion. This significant amount of debt could potentially have adverse consequences to Adient and its debt and equity investors, including:

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

Adient's ability to sustain and grow its business requires it to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that Adient has the leadership capacity with the necessary skill set and experience could impede Adient's ability to deliver its growth objectives and execute its strategic plan. Organizational and reporting changes as a result of any future leadership transition and corporate initiatives, including restructuring actions, could result in increased turnover. Additionally, any unplanned turnover or inability to attract and retain key employees could have a negative effect on Adient's results of operations. Further, certain of the past austerity measures related to employee compensation, along with the on-going unpredictability of production schedules, could result in employees pursuing other employment opportunities outside of Adient.

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
Adient plc | Form 10-K | 22

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

Any of the following could adversely impact Adient's results of operations: the inability of Adient to execute continued actions to improve profitability; the loss of, or changes in, automobile supply contracts, sourcing strategies or customer claims with Adient's major customers or suppliers; increased freight or shipping costs resulting from extreme weather conditions or supply chain disruptions, lack of commodity availability and unfavorable commodity pricing; start-up expenses associated with new vehicle programs or delays or cancellations of such programs; underutilization of Adient's manufacturing facilities, which are generally located near, and devoted to, a particular customer's facility; inability to recover engineering and tooling costs; market and financial consequences of any recalls that may be required on products that Adient has supplied or sold into the automotive aftermarket; delays or difficulties in new product development and integration; quantity and complexity of new program launches, which are subject to Adient's customers' timing, performance, design and quality standards; interruption of supply of certain single-source components; the potential introduction of similar or superior technologies; changing nature and prevalence of Adient's joint ventures and relationships with its strategic business partners; global overcapacity and vehicle platform proliferation; and the implementation of new internal control systems and procedures that fail to achieve accurate financial reporting or that fail to prevent fraudulent activity (such as vendor payments to fraudulent bank accounts).

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

Adient continuously reviews global tax law changes by monitoring legislative and regulatory updates across all jurisdictions in which it operates. Current non-US tax proposals are generally focused on increasing the tax base through the prevention of profit shifting / base erosion, alignment with global minimum tax standards (see above, Pillar Two), closing “loopholes”, enhancing compliance, and introducing new taxes or modifying the existing tax law to limit certain deductions. If these types of proposals (or similar) are ultimately enacted into law, in whole or in part, Adient’s effective rate could be negatively impacted.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited in the United States. In general, an “ownership change” occurs if there is a cumulative change in Adient's ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. If Adient experiences ownership changes as a result of future transactions in its stock, then its ability to use net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that is earned may be further limited. Any such limitations on the ability to use Adient's U.S. net operating loss carryforwards and other tax assets could adversely impact its business, financial condition, operating results, and cash flows.

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

Adient plc | Form 10-K | 25

Adient's status as a foreign corporation for U.S. federal tax purposes could be affected by a change in law.

Under current law, Adient is characterized as a foreign corporation for U.S. federal tax purposes and Section 7874 does not apply to Adient or its affiliates as a result of the separation from Johnson Controls International plc (the “Former Parent”) in 2016. However, changes to the rules contained in Section 7874 and the Treasury Regulations promulgated thereunder, or other changes in law, could adversely affect Adient's and/or its affiliates' status as foreign corporations for U.S. federal tax purposes, the ability of Adient's U.S. affiliates to use certain attributes or deductions, the Adient group's effective tax rate and/or future tax planning for the Adient group, and any such changes could have prospective or retroactive application to Adient, its shareholders and affiliates, and/or the separation and distribution from the Former Parent.

Prior legislative and other proposals have aimed to expand the scope of U.S. corporate tax residence. Under such proposals, Adient and/or its affiliates could be treated as U.S. corporations if the management and control of Adient or such affiliates were determined to be located primarily in the U.S. In addition, prior legislative and other proposals have aimed to expand the scope of Section 7874, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. Such proposals could cause Adient and/or its affiliates to be treated as U.S. corporations for U.S federal tax purposes. If enacted, such proposals could cause the Adient group to be subject to substantially greater U.S. tax liability than currently contemplated.

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

Adient plc | Form 10-K | 26

Irish law requires that Adient meet certain additional financial requirements before it declares dividends.

Under Irish law, Adient will be able to declare dividends and make distributions only out of “distributable reserves.” Distributable reserves are the accumulated realized profits of Adient that have not previously been utilized in a distribution or capitalization less accumulated realized losses that have not previously been written off in a reduction or reorganization of capital, and include reserves created by way of a reduction of capital, including the share premium account. In addition, no distribution or dividend may be paid or made by Adient unless the net assets of Adient are equal to, or exceed, the aggregate of Adient's called up share capital plus non-distributable reserves and the distribution does not reduce Adient's net assets below such aggregate. Non-distributable reserves include the share premium account, the capital redemption reserve fund and the amount by which Adient's accumulated unrealized profits that have not been previously utilized by any capitalization exceed Adient's accumulated unrealized losses that have not previously been written off in a reduction or reorganization of capital.

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

For the year ended September 30, 2025, Adient did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect Adient’s business strategy, results of operations, or financial condition. For further information about the risks associated with cybersecurity incidents, refer to the cybersecurity risk factor in Item 1A, “Risk Factors” in this Form 10-K.

Adient plc | Form 10-K | 27

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

Management Expertise

Adient’s global information operations security leader has over 30 years of experience in IT with a focus on cybersecurity for the past 26 years, reporting into Adient’s Chief Information Officer, who has over 25 years of IT related experience and who further reports into Adient’s Executive Vice President of Global IT & Business Services and Sustainability as well as the senior executive team and the Audit Committee and the Board, as necessary.

Adient plc | Form 10-K | 28

Item 2. Properties
The following table sets forth Adient's principal owned and leased facilities as of September 30, 2025.

	Number of Locations
	Operations			Administrative
	Owned	Leased	Total	Owned	Leased	Total
United States	17	10	27	2	1	3
Mexico	8	12	20	1	1	2
Germany	3	9	12	1	6	7
Thailand	3	10	13	—	—	—
China	5	24	29	—	3	3
Czech Republic	3	4	7	—	1	1
Japan	5	2	7	2	1	3
Other EMEA	26	23	49	—	9	9
Other Asia	5	21	26	—	5	5
Other Americas	7	1	8	—	—	—
	82	116	198	6	27	33
Adient considers its facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Part II, Item 8 of this Annual Report on Form 10-K in Note 8, “Leases,” of the notes to consolidated financial statements for information regarding lease commitments.

Item 3. Legal Proceedings

Adient is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, product safety, environmental, safety and health, intellectual property, employment, commercial, contractual and various other matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to Adient, it is management's opinion that none of these will have a material adverse effect on Adient's financial position, results of operations or cash flows. Adient accrues for potential liabilities in a manner consistent with accounting principles generally accepted in the U.S., that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Further details regarding Adient’s commitments and contingencies are provided in Part II, Item 8 of this Form-10K in Note 19, “Commitments and Contingencies,” of the notes to consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.
Adient plc | Form 10-K | 29

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market
Adient's ordinary shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “ADNT.”
Holders
As of September 30, 2025, there were 21,617 shareholders of record.
Dividends
Adient suspended its cash dividends following the dividend paid in the first quarter of fiscal 2019. Any future dividends will be at the discretion of the Board of Directors and will depend upon Adient's financial condition, results of operations, capital requirements, alternative uses of capital and other factors the Board of Directors may consider at its discretion. In addition, under Irish law, dividends and distributions (including the payment of cash dividends or share repurchases) may be made only from “distributable reserves” on Adient's unconsolidated balance sheet prepared in accordance with the Irish Companies Act 2014. In addition, no distribution or dividend may be paid or made by Adient unless the net assets of Adient are equal to, or exceed, the aggregate of Adient's share capital that has been paid up or that is payable in the future plus non-distributable reserves, and the distribution does not reduce Adient's net assets below such aggregate.
Recent Sales of Unregistered Equity Securities
None.
Repurchases of Equity Securities
In November 2022, Adient’s Board of Directors authorized the repurchase of Adient’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal 2024, Adient repurchased $275 million of its ordinary shares at an average purchase price per share of $29.18, retiring 9,424,668 shares. During fiscal 2025, Adient repurchased $125 million of its ordinary shares at an average purchase price per share of $20.44, retiring 6,115,932 shares. As of September 30, 2025, Adient has a remaining repurchase authorization of $135 million.

Share repurchase activity during the three months ended September 30, 2025 was as follows:

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)(1)
July 1 to July 31, 2025	—	$—	—	$185
August 1 to August 31, 2025	2,101,522	23.79	2,101,522	135
September 1 to September 30, 2025	—	—	—	135
	2,101,522	$23.79	2,101,522	$135

Stock Performance Graph
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange
Adient plc | Form 10-K | 30

Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent Adient specifically incorporates it by reference into such a filing.
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for Adient’s ordinary shares, the Standard & Poor’s 500 Index, the Dow Jones US Auto Parts Index and a peer group for September 30, 2020 through September 30, 2025. The graph assumes the value of the investment in Adient's ordinary shares and each index was $100 on September 30, 2020, and that all dividends were reinvested. Historic stock price performance is not necessarily indicative of future stock price performance. Adient selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. The peer group referenced in the graph below consists of Autoliv, Inc., BorgWarner, Inc., Cooper-Standard Holding, Inc., Forvia SE, The Goodyear Tire & Rubber Company, Huayu Automotive Systems Co. Ltd., Lear Corporation, Magna International Inc., and Toyota Boshoku Corporation.

Comparison of 5 Year Cumulative Total Return*
Among Adient plc, the S&P 500 index, the Dow Jones US Auto Parts Index, and a Peer Group
250
200
150
100
50
Sep 2020
Sep 2021
Sep 2022
Sep 2023
Sep 2024
Sep 2025
Adient plc
S&P 500
Dow Jones US Auto Parts
Peer Group

*$100 invested on 9/30/20 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2025 Dow Jones. All rights reserved.

	Sep/2020	Sep/2021	Sep/2022	Sep/2023	Sep/2024	Sep/2025
Adient plc	$100	$239	$160	$212	$130	$139
S&P 500	$100	$130	$110	$134	$182	$214
Dow Jones US Auto Parts	$100	$138	$98	$118	$98	$109
Peer Group	$100	$141	$97	$125	$108	$133

Item 6. [Reserved]

Adient plc | Form 10-K | 31

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Presentation of Information

Unless the context requires otherwise, references to “Adient plc” or “Adient” refer to Adient plc and its consolidated subsidiaries. The information presented herein are based on management’s perspective of Adient’s results of operations.

Forward-Looking Statements

Adient has made statements in this section and other parts of this Annual Report on Form 10-K that are management’s perspective of forward-looking information and, therefore, are subject to risks and uncertainties. All statements in this Form 10-K other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995. In this Form 10-K, statements regarding Adient's future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as “future,” “may,” “will,” “would,” “could,” “can,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “forecast,” “predict,” “project” or “plan” or terms of similar meaning are also generally intended to identify forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the effects of local and national economic, credit and capital market conditions (including the persistence of high interest rates, vehicle affordability and volatile currency exchange rates) on the global economy, increased competitive pressures in the EMEA and Asia regions from Chinese OEMs, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, automotive vehicle production levels, mix and schedules, as well as the concentration of exposure to certain automotive manufacturers particularly new entrants in the China market, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, risks associated with Adient’s joint ventures, volatile energy markets, Adient’s ability and timing of customer recoveries for increased input costs, the availability of raw materials and component products (including components required by Adient’s customers for the manufacture of vehicles), risks associated with warranty and product recall and product liability exposures, geopolitical uncertainties such as the Ukraine and Middle East conflicts and the impact on the regional and global economies and additional pressure on supply chain and vehicle production, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to successfully identify suitable opportunities for organic investment and/or acquisitions and to integrate such investments and/or acquisitions, work stoppages, including due to strikes, supply chain disruptions and similar events, wage inflationary pressures due to labor shortages and new labor negotiations, the ability of Adient to execute its restructuring plans and achieve the desired benefit, the ability of Adient to meet debt service requirements and terms of future financing, the impact of global tax reform legislation, the impact of more aggressive positions taken by tax authorities, potential adjustment of the value of deferred tax assets, global climate change and related emphasis on sustainability matters by various stakeholders, and the ability of Adient to achieve its sustainability-related goals, cancellation of, or changes to, commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Factors that might cause differences include, but are not limited to, those discussed in Part 1, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. The forward-looking statements included in this Form 10-K are made only as of the date of this report, unless otherwise specified, and, except as required by law, Adient assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this Form 10-K.

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

Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates approximately 200 wholly- and majority-owned manufacturing, assembly or sequencing facilities, with operations in 29 countries. Additionally, Adient has partially-owned affiliates in China, Asia, Europe and North America. Through its global footprint and vertical integration, Adient leverages its capabilities to drive growth in the automotive seating industry.
Adient plc | Form 10-K | 32

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, the Middle East and Africa (“EMEA”) and 3) Asia Pacific/China (“Asia”).

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income (loss) before income taxes and noncontrolling interests, excluding net financing charges, restructuring and impairment costs, restructuring-related costs, net mark-to-market adjustments on pension plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items (“Adjusted EBITDA”). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker. Refer to Note 17, “Segment Information,” of the notes to the consolidated financial statements for additional information on Adient's reportable segments.

Factors Affecting Adient’s Operating Environment

Adient, along with the automotive industry, faces uncertainties surrounding future production volume within the automotive industry. These uncertainties are the result of a combination of factors including weakening consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest expected margin declines as Adient continues to win new business with local OEMs in China, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China, overcapacity in the EMEA reporting unit resulting in pricing pressure, continued disruptions caused by slower EV adoption rates, and interruptions from other suppliers due to production downtime and shortages of critical components or raw materials. Adient has also been experiencing increased levels of discussions with taxing authorities and more aggressive negotiations by the tax authorities as part of tax audits and related inquiries, resulting in higher levels of uncertainty on tax assessment outcomes. These factors are expected to continue to exist into fiscal 2026 at varying degrees which will continue to negatively impact Adient’s results for the foreseeable future. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During fiscal 2025, global light vehicle production increased 3.0%, driven by improved vehicle sales and stronger export activity in China, partially offset by reduced production volumes in North America and EMEA. The current operating environment varies by region, being impacted by weakening consumer demand due to new vehicle affordability and high interest rates along with slower electric vehicle adoption rates.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
(units in millions)	2025	Change	2024	Change	2023
Global	92.1	3.0%	89.4	1.5%	88.1
North America	15.3	-1.9%	15.6	0.6%	15.5
South America	3.1	10.7%	2.8	-6.7%	3.0
Europe	16.9	-3.4%	17.5	-1.1%	17.7
China	32.5	10.2%	29.5	7.7%	27.4
Asia, excluding China	24.3	1.3%	24.0	-2.0%	24.5

Source: S&P Global, October 2025

Financial Results Summary

Significant aspects of Adient's financial results for fiscal 2025 include the following:

•Adient recorded net sales of $14,535 million for fiscal 2025, representing a decrease of $153 million, or 1.0%, when compared to fiscal 2024. The decrease in net sales is primarily attributable to lower overall production volumes in EMEA,
Adient plc | Form 10-K | 33

net of higher production volumes in Americas and Asia and unfavorable material economics recoveries, partially offset by the favorable impact of foreign currencies and favorable commercial pricing adjustments.

•Gross profit was $961 million, or 6.6% of net sales, for fiscal 2025 compared to $928 million, or 6.3% of net sales for fiscal 2024. Profitability, including gross profit as a percentage of net sales, was higher due primarily to favorable commercial and supplier pricing adjustments and operating performance, more than offsetting lower overall production volumes, unfavorable product mix and unfavorable material economics, net of recoveries.

•Equity income was $68 million for fiscal 2025, compared to $90 million for fiscal 2024. The decrease is due primarily to the unfavorable impact of the KEIPER supply agreement modifications, partially offset by higher production volumes and favorable operating performance.

•Net loss attributable to Adient was $281 million for fiscal 2025, compared to net income attributable to Adient of $18 million for fiscal 2024. The net loss in fiscal 2025 is primarily attributable to the $333 million non-cash goodwill impairment charge recorded in the EMEA segment and the $8 million non-cash impairment on Adient’s investment in Adient Aerospace, lower overall production volumes, unfavorable material economics, net of recoveries, higher income tax expense and lower equity income, partially offset by favorable commercial and supplier pricing adjustments and favorable operating performance.

Consolidated Results of Operations

	Year Ended September 30,
(in millions)	2025	Change	2024	Change	2023
Net sales	$14,535	(1)%	$14,688	(5)%	$15,395
Cost of sales	13,574	(1)%	13,760	(4)%	14,362
Gross profit	961	4%	928	(10)%	1,033
Selling, general and administrative expenses	522	3%	507	(8)%	554
Restructuring and impairment costs	392	>100%	168	>100%	40
Equity income	68	(24)%	90	7%	84
Earnings before interest and income taxes	115	(66)%	343	(34)%	523
Net financing charges	193	2%	189	(3)%	195
Other pension expense	10	(52)%	21	(36)%	33
Income (loss) before income taxes	(88)	>(100%)	133	(55)%	295
Income tax provision	103	>100%	32	n/a	—
Net income (loss)	(191)	>(100%)	101	(66)%	295
Income attributable to noncontrolling interests	90	8%	83	(8)%	90
Net income (loss) attributable to Adient	$(281)	>(100%)	$18	(91)%	$205

Net Sales

	Year Ended September 30,
(in millions)	2025	Change	2024	Change	2023
Net sales	$14,535	(1)%	$14,688	(5)%	$15,395

Net sales decreased by $153 million, or 1%, during fiscal 2025 as compared to fiscal 2024 due to lower overall production volumes in EMEA as a result of softening consumer demand, net of higher production volumes in Americas and Asia ($225 million) and unfavorable material economics recoveries ($59 million), partially offset by the favorable impact of foreign currencies ($104 million) and favorable commercial pricing adjustments which includes $28 million related to tariff recoveries ($27 million).

Adient plc | Form 10-K | 34

Net sales decreased by $707 million, or 5%, during fiscal 2024 as compared to fiscal 2023 due to lower overall production volumes in all regions that resulted from softening consumer demand and weaker product mix in EMEA along with slower than expected product launches and production disruptions at certain customers in the Americas including the impact of the United Auto Workers (“UAW”) strike ($697 million), unfavorable material economics recoveries ($93 million) and the unfavorable impact of foreign currencies ($16 million), partially offset by net favorable commercial pricing adjustments ($99 million).

Refer to the segment analysis below for a discussion of segment net sales.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2025	Change	2024	Change	2023
Cost of sales	$13,574	(1)%	$13,760	(4)%	$14,362
Gross profit	961	4%	928	(10)%	1,033
% of sales	6.6%		6.3%		6.7%

Cost of sales decreased by $186 million, or 1%, and gross profit increased by $33 million, or 4%, during fiscal 2025 as compared to fiscal 2024. The year over year decrease in cost of sales was primarily due to lower production volumes ($174 million), favorable supplier pricing adjustments including KEIPER supply agreement modifications ($70 million), favorable material economics ($31 million), favorable operating performance despite the $45 million unfavorable impact of tariffs ($27 million) and lower depreciation and amortization expense ($4 million), partially offset by the unfavorable impact of foreign currencies ($101 million) and higher restructuring-related charges ($19 million). Gross profit for fiscal 2025 was impacted by favorable commercial and supplier pricing adjustments, favorable operating performance, lower depreciation expense and the favorable impact of foreign currencies, partially offset by lower production volumes and unfavorable product mix, unfavorable material economics, net of recoveries, unfavorable net tariff impact, and higher restructuring-related charges. Refer to the segment analysis below for a discussion of segment profitability.

Cost of sales decreased by $602 million, or 4%, and gross profit decreased by $105 million, or 10%, during fiscal 2024 as compared to fiscal 2023. The year over year decrease in cost of sales was primarily due to lower production volumes ($522 million), favorable material economics ($79 million), favorable operating performance driven by lower freight costs ($25 million), favorable supplier pricing adjustments ($20 million), the favorable impact of the KEIPER supply agreement modifications ($8 million) and lower depreciation expense ($2 million), partially offset by non-recurring net benefits largely associated with insurance recoveries in fiscal 2023 ($29 million), the unfavorable impact of foreign currencies ($18 million), and higher restructuring-related charges ($5 million). Gross profit for fiscal 2024 was unfavorably impacted by lower production volumes, non-recurring net benefits largely associated with insurance recoveries in fiscal 2023, unfavorable material economics, net of recoveries and the unfavorable impact of foreign currencies, partially offset by favorable operating performance.

Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses (“SG&A”)

	Year Ended September 30,
(in millions)	2025	Change	2024	Change	2023
Selling, general and administrative expenses	$522	3%	$507	(8)%	$554
% of sales	3.6%		3.5%		3.6%

SG&A expenses increased by $15 million, or 3%, during fiscal 2025 as compared to fiscal 2024. The year over year increase in SG&A was primarily due to higher compensation expense including the impact of prior year austerity measures ($21 million), third-party consulting costs associated with strategic planning ($9 million), higher net engineering and other administrative spending ($8 million) and the unfavorable impact of foreign currencies ($2 million), partially offset by the higher level of gains on the sale of assets ($13 million), the non-recurrence of a prior year one-time loss on business divestiture ($8 million), lower depreciation and amortization expense ($2 million) and other non-recurring items ($2 million).

Adient plc | Form 10-K | 35

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

Refer to the segment analysis below for a discussion of segment profitability.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2025	Change	2024	Change	2023
Restructuring and impairment costs	$392	>100%	$168	>100%	$40

Restructuring and impairment costs were higher by $224 million during fiscal 2025 due primarily to a $333 million non-cash goodwill impairment charge recorded in the EMEA segment and an $8 million non-cash impairment loss recorded on the Adient Aerospace investment, partially offset by higher levels of restructuring charges recorded primarily in EMEA in fiscal 2024 in response to structural changes occurring in the European automotive market and to ensure Adient maintains a competitive cost structure by reducing labor costs and increasing efficiencies.

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

Refer to Note 6, “Goodwill and Other Intangible Assets” and Note 15, “Restructuring and Impairment Costs” of the notes to the consolidated financial statements and the discussion under Liquidity and Capital Resources below for additional information related to the goodwill impairment recorded during fiscal 2025 and Adient's restructuring plans.

Equity Income

	Year Ended September 30,
(in millions)	2025	Change	2024	Change	2023
Equity income	$68	(24)%	$90	7%	$84

Equity income was $68 million during fiscal 2025, compared to $90 million during fiscal 2024. The decrease is primarily attributable to the unfavorable impact of the KEIPER supply agreement modifications, including the addition of a performance based rebate to the shareholders in fiscal 2025 ($39 million), restructuring-related charges related to certain of Adient's investment in non-consolidated affiliates ($5 million), and the unfavorable impact of foreign currencies ($2 million), partially offset by favorable operating performance at partially-owned affiliates ($22 million), and a one-time gain on the sale of Setex during fiscal 2025 ($4 million).

Equity income was $90 million for fiscal 2024, compared to $84 million for fiscal 2023. The increase is primarily attributable to favorable production volumes and operating performance at partially-owned affiliates ($17 million) and the non-recurrence of fiscal 2023 non-cash impairment charges recorded on certain of Adient's investments in non-consolidated affiliates ($3 million), partially offset by the impact of the KEIPER supply agreement modifications executed in fiscal 2023 ($8 million), and the unfavorable impact of foreign currencies ($5 million).

Refer to Note 3, “Acquisitions and Divestitures,” and Note 18, “Nonconsolidated Partially-Owned Affiliates,” of the notes to the consolidated financial statements for more information.

Adient plc | Form 10-K | 36

Net Financing Charges

	Year Ended September 30,
(in millions)	2025	Change	2024	Change	2023
Net financing charges	$193	2%	$189	(3)%	$195

Net financing charges increased by $4 million during fiscal 2025 as compared to fiscal 2024 due primarily to higher interest rates and a one-time accelerated-deferred financing fee charge associated with early redemption of the 4.875% senior unsecured notes during fiscal 2025. Net financing charges decreased by $6 million during fiscal 2024 as compared to fiscal 2023 due primarily to premiums paid and deferred financing cost write offs associated with repurchasing of debt during fiscal 2023.

Refer to Note 9, “Debt and Financing Arrangements,” of the notes to the consolidated financial statements for information related to the components of Adient's net financing charges.

Other Pension Expense

	Year Ended September 30,
(in millions)	2025	Change	2024	Change	2023
Other pension expense	$10	(52)%	$21	(36)%	$33

Other pension expense consists of mark-to-market, curtailment and settlement adjustments, and non-service components of net periodic pension costs of Adient's retirement plans. Other pension expense was lower by $11 million in fiscal 2025 as compared to fiscal 2024 due primarily to a $3 million current year mark-to-market loss (compared to a $13 million loss in fiscal 2024).

Other pension expense was lower by $12 million in fiscal 2024 as compared to fiscal 2023 due primarily to a lower mark-to-market loss ($13 million in fiscal 2024 compared to $19 million in fiscal 2023) and an $8 million curtailment loss in fiscal 2023 primarily associated with employee termination benefit plans in the Americas segment.

Refer to Note 14, “Retirement Plans,” of the notes to the consolidated financial statements for information related to the components of Adient's net periodic pension costs.

Income Tax Provision

	Year Ended September 30,
(in millions)	2025	Change	2024	Change	2023
Income tax provision	$103	>100%	$32	n/a	$—

The fiscal 2025 income tax expense of $103 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, the repatriation of foreign earnings, tax expense related to adjustments to net operating loss deferred tax assets, tax expense related to the establishment of uncertain tax positions, foreign tax rate differentials, and the impact of the impairment of the non-tax-deductible portion of the EMEA goodwill balance for which there is no corresponding income tax benefit, partially offset by tax benefits from audit closures and statute expirations.

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
Adient plc | Form 10-K | 37

certain subsidiaries within the next twelve months. A release of valuation allowances, if any, would result in the recognition of certain deferred tax assets which could generate a material income tax benefit for the period in which such release is recorded.

As a result of Adient's fiscal 2025 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient established and released valuation allowances on certain deferred tax assets at various subsidiaries, which did not have a material impact on Adient’s financial statements either individually or in the aggregate. Adient continues to record valuation allowances on certain deferred tax assets in Germany, Hungary, Luxembourg, Mexico, Poland, Spain, the United Kingdom, the U.S. and other jurisdictions as it remains more likely than not that they will not be realized.

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

Adient is subject to income taxes in Ireland, the U.S. and other non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of Adient's business, there are many transactions and calculations where the ultimate tax determination is uncertain. Adient's income tax returns for various fiscal years remain under audit by the respective tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Subsequent to September 30, 2025, Adient initiated a foreign tax audit settlement proposal which, although still under negotiation with the foreign tax authorities, is expected to require a non-recurring recognition and payment of approximately $20 million in fiscal 2026.

Adient does not generally provide for additional income taxes which would become payable upon repatriation of undistributed earnings of wholly owned foreign subsidiaries. Adient's intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax efficient.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740 requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. The OBBBA did not have a material impact on Adient’s consolidated financial statements. Adient will continue to evaluate the OBBBA and related guidance.

Adient plc | Form 10-K | 38

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2025	Change	2024	Change	2023
Income attributable to noncontrolling interests	$90	8%	$83	(8)%	$90

The increase in income attributable to noncontrolling interests in fiscal 2025 as compared to fiscal 2024 is primarily attributable to higher production volumes at certain affiliates primarily in Americas and Asia, partially offset by a $5 million adjustment to increase income attributable to noncontrolling interest recorded in fiscal 2024 related to a prior period.

The decrease in income attributable to noncontrolling interests during fiscal 2024 compared to fiscal 2023 is attributable to lower production volumes associated with new program launches at certain affiliates, which is partially offset by a $5 million adjustment to increase income attributable to noncontrolling interests recorded in fiscal 2024 but related to fiscal 2023.

Net Income (Loss) Attributable to Adient

	Year Ended September 30,
(in millions)	2025	Change	2024	Change	2023
Net income (loss) attributable to Adient	$(281)	>(100%)	$18	(91)%	$205

Net loss attributable to Adient was $281 million during fiscal 2025, compared to net income attributable to Adient of $18 million during fiscal 2024. The net loss in fiscal 2025 is primarily attributable to the $333 million non-cash goodwill impairment charge recorded in the EMEA segment and the $8 million non-cash impairment on its investment in Adient Aerospace, lower overall production volumes, unfavorable material economics, net of recoveries, higher income tax expense, lower equity income due to the unfavorable impact of the KEIPER supply agreement modifications, higher SG&A expenses mainly driven by third-party consulting costs associated with strategic planning and higher income attributable to noncontrolling interests, partially offset by favorable commercial and supplier pricing adjustments, favorable operating performance and lower pension expense.

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

Comprehensive Income (Loss) Attributable to Adient

	Year Ended September 30,
(in millions)	2025	Change	2024	Change	2023
Comprehensive income (loss) attributable to Adient	$(256)	>(100%)	$167	(20)%	$208

Comprehensive loss attributable to Adient was $256 million during fiscal 2025 compared to $167 million of comprehensive income during fiscal 2024. The decrease of $423 million is due primarily to a net loss during fiscal 2025 primarily resulting from the non-cash goodwill impairment recorded in the EMEA segment compared to net income in fiscal 2024 ($292 million), the unfavorable impact of foreign currency translation adjustments ($218 million), partially offset by lower comprehensive income attributable to noncontrolling interests ($18 million) and higher realized and unrealized gains on derivatives in fiscal 2025 compared to losses in fiscal 2024 ($69 million).

Comprehensive income attributable to Adient was $167 million in fiscal 2024 compared to $208 million of comprehensive income in fiscal 2023. The decrease of $41 million is due primarily to lower net income ($194 million), higher realized and
Adient plc | Form 10-K | 39

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

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income (loss) before income taxes and noncontrolling interests, excluding net financing charges, restructuring and impairment costs, restructuring-related costs, net mark-to-market adjustments on pension plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items. Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker. Refer to the “Factors Affecting Adient’s Operating Environment” included above in Item 7 within the Management’s Discussion and Analysis section for more information on the factors that have impacted Adient’s fiscal 2025 financial results and that are expected to continue to impact Adient’s financial results in fiscal 2026.

The following table summarizes net sales and adjusted EBITDA by reportable segment for fiscal 2025, 2024 and 2023:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Fiscal 2025
Net sales	$6,856	$4,773	$2,983	$(77)	$14,535
Adjusted EBITDA	$402	$124	$440	$(85)	$881

Fiscal 2024
Net sales	$6,763	$5,029	$2,989	$(93)	$14,688
Adjusted EBITDA	$375	$155	$439	$(89)	$880

Fiscal 2023
Net sales	$7,220	$5,195	$3,085	$(105)	$15,395
Adjusted EBITDA	$336	$232	$464	$(94)	$938

Adient plc | Form 10-K | 40

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income (loss) before income taxes:

	Year Ended September 30,
(in millions)	2025	2024	2023
Adjusted EBITDA
Americas	$402	$375	$336
EMEA	124	155	232
Asia	440	439	464
Subtotal	966	969	1,032
Corporate-related costs (1)	(85)	(89)	(94)
Restructuring and impairment costs (2)	(392)	(168)	(40)
Purchase accounting amortization (3)	(47)	(48)	(52)
Restructuring-related activities (4)	(11)	—	2
Gain (loss) on disposal transactions (5)	4	(7)	(6)
Depreciation	(279)	(285)	(290)
Equity based compensation (6)	(32)	(31)	(34)
Other items (7)	(9)	2	5
Earnings before interest and income taxes	115	343	523
Net financing charges	(193)	(189)	(195)
Other pension expense	(10)	(21)	(33)
Income (loss) before income taxes	$(88)	$133	$295

Notes:
(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and one-time asset impairments. Fiscal 2025 reflects a non-recurring, non-cash goodwill impairment charge of $333 million in the EMEA reporting unit, restructuring charges of $51 million and an impairment charge of $8 million related to Adient’s investment in Adient Aerospace. Fiscal 2024 reflects restructuring charges of $159 million and an impairment charge of $9 million related to Adient’s investment in Adient Aerospace. Fiscal 2023 reflects restructuring charges of $40 million. Refer to Note 15, “Restructuring and Impairment Costs,” of the notes to the consolidated financial statements for more information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. Fiscal 2025 includes $29 million of restructuring-related charges primarily recorded in cost of sales and $5 million of restructuring-related charges at a partially-owned affiliate recorded in equity income, partially offset by a $23 million gain on the sales of restructured facilities across all segments recorded in SG&A. Fiscal 2024 includes a $10 million gain on sale of a restructured facility in Americas recorded in SG&A, offset by $10 million in restructuring-related charges primarily recorded in cost of sales. Fiscal 2023 includes a $10 million gain on sale of a restructured facility in Americas recorded in SG&A, partially offset by $6 million of restructuring-related charges primarily recorded in cost of sales and $2 million of restructuring-related charges at a partially-owned affiliate recorded in equity income.

(5) Fiscal 2025 reflects a $4 million gain on sale of Adient's partially-owned investment in Setex. Fiscal 2024 reflects an $8 million loss on sale of 51% of Adient's interest in LFADNT (as described in Note 3, “Acquisitions and Divestitures,” of the notes to consolidated financial statements), partially offset by a $1 million gain on sale of a nonconsolidated partially-owned affiliate. Fiscal 2023 reflects $3 million and $3 million of non-cash impairment related to certain of Adient's investments in nonconsolidated partially-owned affiliates in Asia and EMEA, respectively.

Adient plc | Form 10-K | 41

(6) Fiscal 2024 includes a $5 million adjustment to increase equity-based compensation expense related to a retired executive's equity awards that should have been recognized in periods prior to fiscal 2024.

(7) Fiscal 2025 includes $10 million of third-party consulting costs associated with strategic planning and a $1 million non-recurring loss at affiliates, partially offset by a $2 million gain on a non-recurring contract related settlement. Fiscal 2024 reflects a $3 million non-recurring gain on a contract related settlement and $1 million of indirect tax recoveries in Brazil, partially offset by $1 million of transaction costs and a $1 million one-time divestiture related impact at an affiliate. Fiscal 2023 reflects $4 million of one-time divestiture gain at an affiliate and $4 million of a gain associated with the retrospective recovery of indirect tax credits in Brazil, partially offset by $3 million of transaction costs.

Americas

	Year Ended September 30,
(in millions)	2025	Change	2024	Change	2023
Net sales	$6,856	1%	$6,763	(6)%	$7,220
Adjusted EBITDA	$402	7%	$375	12%	$336

Net sales increased in fiscal 2025 by $93 million primarily due to higher current year production volumes and mix due in part to achieving run rate production levels on prior-year program launches ($80 million) and net favorable commercial pricing adjustments including the favorable impact of $28 million related to tariff cost recoveries ($69 million), partially offset by unfavorable material economics recoveries ($33 million) and the unfavorable impact of foreign currencies ($23 million).

Adjusted EBITDA increased in fiscal 2025 by $27 million due to net favorable commercial and supplier pricing adjustments including the impact of $28 million related to tariff cost recoveries ($79 million), favorable operating performance due to lower launch and lower input costs ($42 million) and higher current year production volumes ($19 million), partially offset by the additional costs related to new tariffs ($45 million), higher administrative and engineering expenses driven by lower engineering recoveries and higher compensation expenses primarily due to prior-year compensation austerity measures ($35 million), unfavorable material economics, net of recoveries ($28 million), the unfavorable impact of foreign currencies ($3 million) and lower equity income ($2 million).

Net sales decreased in fiscal 2024 by $457 million primarily due to lower fiscal 2024 production volumes resulting from weakening consumer demand, slower than expected product launches and the UAW strike-related disruptions during the first quarter of fiscal 2024 at certain customers ($470 million), unfavorable material economics recoveries ($55 million) and the unfavorable impact of foreign currencies ($21 million), partially offset by net favorable commercial pricing adjustments ($89 million).

Adjusted EBITDA increased in fiscal 2024 by $39 million due to net favorable commercial and supplier pricing adjustments and operational improvements including lower freight costs and the impact of the KEIPER supply agreement modifications ($145 million) and lower administrative and engineering expenses driven by lower compensation expense, including lower performance based compensation costs and other compensation related austerity measures, along with improved engineering recoveries ($48 million), partially offset by lower fiscal 2024 production volumes ($89 million, including the UAW strike-related impact during the first quarter of fiscal 2024 of $25 million), the unfavorable impact of foreign currencies ($27 million), unfavorable material economics, net of recoveries ($25 million) and non-recurring net benefits largely associated with insurance recoveries in fiscal 2023 ($13 million).

EMEA

	Year Ended September 30,
(in millions)	2025	Change	2024	Change	2023
Net sales	$4,773	(5)%	$5,029	(3)%	$5,195
Adjusted EBITDA	$124	(20)%	$155	(33)%	$232

Net sales decreased in fiscal 2025 by $256 million primarily as a result of lower production volumes resulting from weakening consumer demand for new vehicles, unfavorable product mix and from other intentional portfolio reductions ($336 million), unfavorable material economics recoveries ($23 million) and net unfavorable commercial pricing adjustments ($6 million), partially offset by the favorable impact of foreign currencies ($109 million).
Adient plc | Form 10-K | 42

Adjusted EBITDA decreased in fiscal 2025 by $31 million due to lower production volumes and unfavorable product mix ($36 million), the unfavorable impact of foreign currencies ($12 million), higher administrative and engineering expense ($12 million) and unfavorable material economics, net of recoveries ($2 million), partially offset by net favorable supplier pricing adjustments in excess of net unfavorable commercial pricing adjustments ($17 million), favorable operating performance ($12 million) and higher equity income ($2 million).

Net sales decreased in fiscal 2024 by $166 million primarily due to lower production volumes resulting from weakening consumer demand for new vehicles and product mix ($212 million), unfavorable material economics recoveries ($36 million) and net unfavorable commercial pricing adjustments ($9 million), partially offset by the favorable impact of foreign currencies ($91 million).

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

Asia

	Year Ended September 30,
(in millions)	2025	Change	2024	Change	2023
Net sales	$2,983	—%	$2,989	(3)%	$3,085
Adjusted EBITDA	$440	—%	$439	(5)%	$464

Net sales decreased in fiscal 2025 by $6 million due to net unfavorable commercial pricing adjustments ($36 million) and unfavorable material economics recoveries ($3 million), partially offset by the favorable impact of foreign currencies ($20 million) and higher production volumes ($13 million).

Adjusted EBITDA increased in fiscal 2025 by $1 million due to favorable operating performance including improved freight costs ($19 million), the favorable impact of foreign currencies ($17 million), lower administrative and engineering expense ($14 million), favorable material economics, net of recoveries ($2 million) and net favorable supplier pricing adjustments in excess of net unfavorable commercial pricing adjustments ($1 million), partially offset by unfavorable product mix ($33 million), and lower equity income ($19 million) which includes an unfavorable $39 million adjustment associated with KEIPER supply agreement modifications, including the addition of a performance based rebate in fiscal 2025.

Net sales decreased in fiscal 2024 by $96 million due to the unfavorable impact of foreign currencies ($85 million), lower production volumes due primarily to program changeovers, program launches and lower volumes on foreign OEM platforms in China ($29 million) and unfavorable material economics recoveries ($2 million), partially offset by net favorable commercial pricing adjustments ($20 million).

Adjusted EBITDA decreased in fiscal 2024 by $25 million due to lower production volumes and unfavorable product mix ($38 million), the unfavorable impact of foreign currencies ($19 million) and higher administrative and engineering expense ($6 million), partially offset by net favorable commercial and supplier pricing adjustments and improved labor efficiencies ($30 million), favorable material economics, net of recoveries ($6 million) and higher equity income which includes the unfavorable impact of the KEIPER supply agreement modifications ($2 million).

Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. During fiscal 2023, Adient announced a share repurchase authorization (up to $600 million) with no expiration date, wherein Adient has taken and will continue to take a measured approach as to the timing and amount of share repurchases as part of its assessment of the most effective use of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and
Adient plc | Form 10-K | 43

therefore can be difficult to manage at times. See below and refer to Note 9, “Debt and Financing Arrangements,” of the notes to consolidated financial statements for discussion of financing arrangements. Following the first quarter of fiscal 2019 dividend payout, Adient suspended future dividends. Adient believes that its current financial resources will be sufficient to fund its liquidity requirements for at least the next twelve months. Fiscal 2026 cash flows are expected to be lower than fiscal 2025 cash flows due primarily to reduced profitability resulting from lower production volumes, higher capital spending to fund growth initiatives, non-recurring tax settlements and an acceleration in the timing of commercial settlements in fiscal 2025.

Indebtedness

Adient US LLC (“Adient US”), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in Dollars, EURIBOR, in the case of amounts outstanding in Euros, STIBOR, in the case of amounts outstanding in Swedish Krona and SONIA, in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of September 30, 2025, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of approximately $814 million (net of $8 million of letters of credit). In October 2025, Adient amended the ABL Credit Facility agreement, reducing the maximum facility from $1,250 million to $1,000 million (consisting of a North American subfacility of up to $895 million and a European subfacility of up to $105 million) and extending the maturity date to October 2030. Under the amended agreement, the commitment fee on the unused portion of the commitments is lowered from 0.25% - 0.375% to 0.20% - 0.25%. The range of applicable interest margin was also updated from 1.50% - 2.00% to 1.25% - 1.75%.

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the “Term Loan B Agreement”) that had an outstanding balance of $625 million as of September 30, 2025. During fiscal 2024, the Term Loan B Agreement was amended to reduce the applicable margin from 3.25% to 2.75% and extend final maturity to January 31, 2031 (which maturity was previously April 8, 2028). Adient incurred $5 million of costs associated with the modification, of which $4 million was recorded as deferred financing costs. During fiscal 2025, the Term Loan B Agreement was further amended to reduce the applicable margin from 2.75% to 2.25%. Adient incurred $1 million of costs associated with the modification, which was recorded as deferred financing costs. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the Term Loan B Agreement accrues at Term SOFR plus an applicable margin.

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

Adient Global Holdings Ltd. (“AGH”), a wholly-owned subsidiary of Adient, maintains (i) $500 million in aggregate principal amount of 7% senior secured notes due 2028 and (ii) $500 million in aggregate principal amount of 8.250% senior unsecured
Adient plc | Form 10-K | 44

notes due 2031. Interest on both of these notes are paid on April 15 and October 15 each year. These notes contain covenants that are usual and customary.

AGH also previously maintained 4.875% USD-denominated unsecured notes due 2026. The aggregate principal amount of these notes was $795 million as of September 30, 2024. In February 2025, AGH issued $795 million (net proceeds of $783 million) in aggregate principal amount of 7.50% senior unsecured notes. Adient incurred $12 million of costs associated with the transaction, which was recorded as deferred financing costs. Proceeds from the sale of the notes, together with cash on hand, were used to fully redeem AGH's 4.875% senior unsecured notes in March 2025. Upon redemption of the 4.875% notes, Adient wrote off $2 million of previously deferred financing costs associated with the notes to net financing charges. The new notes mature on February 15, 2033 and bear interest at a rate of 7.50% per annum. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2025. These notes also contain covenants that are usual and customary.

Sources of Cash Flows

	Year Ended September 30,
(in millions)	2025	2024	2023
Cash provided by operating activities	$449	$543	$667
Cash used by investing activities	(186)	(253)	(229)
Cash used by financing activities	(267)	(502)	(271)
Capital expenditures	(245)	(266)	(252)

Cash flows from operating activities

Fiscal 2025 compared to Fiscal 2024: The decrease in cash flows from operating activities is primarily due to an increase in customer tooling and capitalized engineering spending associated with launch activity primarily in EMEA and a higher level of cash payments associated with restructuring activities.

Fiscal 2024 compared to Fiscal 2023: The decrease in cash flows from operating activities is primarily due to lower profitability driven by lower production volumes in fiscal 2024 along with unfavorable changes to working capital year over year.

Cash flows from investing activities

Fiscal 2025 compared to Fiscal 2024: The decrease in cash used by investing activities is primarily attributable to current-year proceeds received from the sale of Adient's interest in Setex and the proceeds from the sale of other assets and lower capital expenditures.

Fiscal 2024 compared to Fiscal 2023: The increase in cash used by investing activities is primarily attributable to higher capital expenditures as further explained below and by lower levels of proceeds from asset sales.

Cash flows from financing activities

Fiscal 2025 compared to Fiscal 2024: The decrease in cash used by financing activities is primarily attributable to lower levels of net long-term debt activity in fiscal 2025 ($129 million), a lower level of share repurchase activities in fiscal 2025 ($125 million) compared to fiscal 2024 ($275 million), partially offset by the acquisition of the noncontrolling interest in Technotrim ($28 million) and a higher level of dividends paid to noncontrolling interests ($18 million).

Fiscal 2024 compared to Fiscal 2023: The increase in cash used by financing activities is attributable to $275 million common stock repurchases transacted in fiscal 2024 ($65 million in fiscal 2023) and the repayment of the €123 million ($132 million) unsecured notes, partially offset by the non-recurrence of prior year debt refinancing activities.

Refer to Note 9, “Debt and Financing Arrangements,” and Note 13, “Equity and Noncontrolling Interests,” of the notes to the consolidated financial statements for additional information.

Adient plc | Form 10-K | 45

Capital expenditures

Fiscal 2025 compared to Fiscal 2024: Lower capital expenditures in fiscal 2025 were due primarily to timing of program spend on product launches in Americas and Asia.

Fiscal 2024 compared to Fiscal 2023: Higher capital expenditures in fiscal 2024 were due primarily to timing of program spend on product launches in EMEA.

Working capital

(in millions)	September 30, 2025	September 30, 2024
Current assets	$4,133	$4,086
Current liabilities	3,687	3,678
Working capital	$446	$408

Working capital increased by $38 million primarily due to increases in customer tooling assets and capitalized engineering in EMEA, partially offset by an increase in accrued compensation and benefits.

Off-Balance Sheet Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2025 and 2024, $185 million and $170 million was funded under these programs, respectively.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of September 30, 2025 and 2024, Adient's liabilities related to this program were $105 million and $76 million, respectively, which is recorded within accounts payable and other current liabilities in Adient’s consolidated statements of financial position. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

Contractual Obligations
A summary of Adient's significant contractual obligations as of September 30, 2025:

(in millions)	Total	2026	2027-2028	2029-2030	2031 and beyond
Long-term debt	$2,421	$6	$512	$12	$1,891
Interest on long-term debt	963	176	333	280	174
Operating leases	299	93	119	50	37
Purchase obligations (1)	377	257	22	39	59
Pension contributions	107	8	22	20	57
Total contractual cash obligations	$4,167	$540	$1,008	$401	$2,218

(1) Primarily consists of commitments for production materials and other supply items, as well as $94 million of committed capital expenditures.

Adient plc | Form 10-K | 46

Effects of Inflation and Changing Prices

The effects of inflation have historically not been significant to Adient's results of operations. Generally, Adient has been able to implement operating efficiencies to sufficiently offset cost increases. The automotive industry has experienced periods of significant volatility in commodity and other input costs, including steel, petrochemical, freight, energy and labor costs. This price volatility may continue into the future as demand increases and/or supply is constrained. Price volatility has resulted in an overall increase of input costs for Adient that may not be, or may only be partially, offset through customer negotiations. During fiscal 2026, commodity prices and availability could fluctuate throughout the year and significantly affect Adient's results of operations.

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

Refer to Note 1, “Organization and Summary of Significant Accounting Policies,” and Note 2, “Revenue Recognition,” of the notes to the consolidated financial statements for more information.

Impairment of Goodwill, Other Long-lived Assets and Investments in Partially-Owned Affiliates

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third-party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient primarily uses the income approach utilizing discounted cash flow analyses. Adient also uses a market approach utilizing published multiples of earnings of comparable entities with similar operational and economic characteristics to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurement.”

The estimated future cash flows reflect management's latest assumptions of the financial projections based on anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term
Adient plc | Form 10-K | 47

growth rates, and operating margins based on historical trends and future cost containment activities. As of March 31, 2025, Adient identified a triggering event requiring a quantitative impairment analysis due primarily to the continued and sustained decline in the market value of its ordinary shares resulting from the uncertainties surrounding future production volume within the automotive industry. These uncertainties are the result of a combination of factors including weakening consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest expected margin declines as Adient continues to win new business with local OEMs in China, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China and overcapacity in the EMEA reporting unit resulting in pricing pressure along with continued disruptions caused by slower electric vehicle adoption rates. These calculations contained assumptions about market comparables, future cash flows, and the appropriate discount rates (based on weighted average cost of capital ranging from 16.5% to 21.0%) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. As a result of the quantitative assessment and for the factors stated above, a $333 million non-cash goodwill impairment was recorded in the EMEA reporting unit during the second quarter of fiscal 2025. This amount is reflected in restructuring and impairment costs within the consolidated statements of income (loss). No amounts of goodwill remain recorded in EMEA. The difference between the fair value and carrying value of the Americas and Asia reporting units both modestly exceeded 10% at March 31, 2025. As a result of the annual review performed during the fourth quarter of fiscal 2025 using updated assumptions about market comparables, future cash flows and appropriate discount rates (based on weighted average cost of capital ranging from 15.5% to 20.0%), no goodwill impairment was recorded at September 30, 2025. The fair values of both the Americas and Asia reporting units are higher at September 30, 2025 reflecting the increase in the overall market value of Adient’s ordinary shares and generating higher levels of fair value in excess of carrying value for both reporting units. If future degradation in economic conditions occur, Adient’s reporting units may incur significant impairment of goodwill. Adient generally assumes operating margins in future years will normalize over time as the current year results are not indicative of market participant expectations primarily due to the current challenging market conditions as mentioned above. Management believes this is consistent with a market participant view. There are also expectations for enhanced profitability and cash flows driven by near-term efficiency actions, strategic review of portfolio and reduction of capital expenditures. Long-term profitability and cash flows will also be impacted by the expiration of underperforming contracts along with restructuring benefits taking full effect. Refer to Note 6, “Goodwill and Other Intangible Assets,” of the notes to the consolidated financial statements for additional information.

Adient reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Adient conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires Adient to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing as part of their asset group if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. Due to the goodwill impairment triggering event described above, long-lived assets were assessed for impairment as of March 31, 2025. No long-lived asset impairment was recorded during the second quarter of fiscal 2025. No impairment triggering events were identified in subsequent periods; however, if future degradation in economic conditions occur, there could be impairment of long-lived assets.

Adient monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If Adient determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. No other-than-temporary impairment indicators were present in fiscal 2025 or fiscal 2024. During fiscal 2023, Adient concluded that indicators of other-than-temporary impairment were present related to two nonconsolidated partially-owned affiliates, and recorded a $6 million ($3 million in Asia and $3 million in EMEA) non-cash impairment as a result. Refer to Note 18, “Nonconsolidated Partially-Owned Affiliates,” of the notes to the consolidated financial statements for additional information.

During fiscal 2025 and 2024, Adient determined that an impairment had occurred with its investment in Adient Aerospace and recorded an impairment charge of $8 million and $9 million, respectively. No remaining investment is recorded as of September 30, 2025. Refer to Note 15, “Restructuring and Impairment Costs,” of the notes to the consolidated financial statements for additional information.

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

U.S. GAAP requires that companies recognize in the statement of financial position a liability for defined benefit pension plans that are underfunded or unfunded, or an asset for defined benefit pension plans that are overfunded. U.S. GAAP also requires that companies measure the benefit obligations and fair value of plan assets that determine a benefit plan's funded status as of the date of the employer's fiscal year end.

Adient considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, Adient uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension plans, Adient uses a discount rate provided by an independent third-party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension, Adient consistently uses the relevant country specific benchmark indices for determining the various discount rates. Adient's discount rate on U.S. pension plans was 5.60% and 4.99% at September 30, 2025 and 2024, respectively. Adient's weighted average discount rate on non-U.S. plans was 5.29% and 4.75% at September 30, 2025 and 2024, respectively.

In estimating the expected return on plan assets, Adient considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans' invested assets. Reflecting the relatively long-term nature of the plans' obligations, approximately 70% of the plans' assets are invested in fixed income securities and 10% in equity securities, with the remainder primarily invested in alternative investments. For fiscal years 2025 and 2024, Adient's expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 6.75% and 6.75% respectively. The actual rate of return on U.S. pension plans was above 6.75% in fiscal 2025 and was above 6.75% in fiscal 2024. For fiscal years 2025 and 2024, Adient's weighted average expected long-term return on non-U.S. pension plan assets was 5.14% and 4.95%, respectively. The actual rate of return on non-U.S. pension plans was below 5.14% in fiscal 2025 and was above 4.95% in fiscal 2024.

For fiscal 2026, Adient estimates the long-term rate of return will approximate 6.75% and 5.71% for U.S. pension and non-U.S. pension plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If Adient's actual returns on plan assets are less than Adient's expectations, additional contributions may be required.

In fiscal 2025, total Adient contributions to the defined benefit pension plans were $18 million. Adient expects to contribute at least $8 million in cash to its defined benefit pension plans in fiscal 2026.

Based on information provided by its independent actuaries and other relevant sources, Adient believes that the assumptions used to measure Adient’s pension obligations are reasonable; however, changes in these assumptions could impact Adient's financial position, results of operations or cash flows.

The following table illustrates estimated increases (decreases) in projected benefit obligation (“PBO”) and net periodic benefit cost excluding changes in mark-to-market adjustments and settlement charges (“NPBC”) as of September 30, 2025 and for fiscal 2025 assuming a decrease of 100 basis points in the discount rate and expected return on plan assets.

Adient plc | Form 10-K | 49

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
(in millions)	Change in PBO	Change in NPBC	Change in PBO	Change in NPBC
100 basis point decrease in discount rate	$—	$—	$37	$(1)
100 basis point decrease in expected return on plan assets	N/A	—	N/A	3

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

Adient is subject to income taxes in Ireland, the U.S. and other non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of Adient's business, there are many transactions and calculations where the ultimate tax determination is uncertain. Adient's income tax returns for various fiscal years remain under audit by the respective tax authorities. The outcome of tax audits is always uncertain, however, this uncertainty has increased in the current environment where taxing authorities have become more aggressive in proposing tax assessments. Subsequent to September 30, 2025, Adient initiated a foreign tax audit settlement proposal which, although still under negotiation with the foreign tax authorities, is expected to require a non-recurring recognition and payment of approximately $20 million in fiscal 2026. Management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

Adient plc | Form 10-K | 50

During fiscal 2025, Adient committed to a restructuring plan (“2025 Plan”) resulting in charges of $58 million that was offset by $7 million of prior-period underspend. The 2025 Plan, which is primarily related to termination benefits in Europe, is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with the 2025 Plan will primarily occur in fiscal years 2026 and 2027, and are expected to be substantially complete by fiscal year 2027. Adient currently estimates that upon completion of the restructuring actions, the 2025 Plan will reduce annual operating costs by approximately $70 million, which is primarily the result of lower costs of sales and SG&A due to reduced employee-related costs, of which approximately 45% will result in net savings. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income (loss).

During fiscal 2024, Adient committed to a restructuring plan (“2024 Plan”) of $169 million that was offset by prior period underspend of $1 million and $9 million cost reimbursement committed by a customer. The fiscal 2024 charges are mostly related to termination benefits in Europe. The 2024 Plan was implemented in response to the macroeconomic factors occurring in the European automotive market causing reduced production volumes and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with these specific plans primarily occurring in fiscal years 2025 and 2026 are expected to be substantially complete by fiscal year 2027. Adient estimates that upon completion of the restructuring actions, the fiscal 2024 restructuring plan would reduce annual operating costs by approximately $110 million, which was primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 60% would result in net savings.

During fiscal 2023, Adient committed to a restructuring plan (“2023 Plan”) of $39 million. Adient also recorded additional charges totaling $1 million related to prior year plans. The restructuring actions related to cost reduction initiatives and consist primarily of workforce reductions in EMEA. Adient estimated that upon completion of the restructuring actions, the fiscal 2023 restructuring plan would reduce annual operating costs by approximately $30 million, which was primarily the result of lower costs of sales and selling, general and administrative expenses due to reduced employee-related costs, of which approximately 15% would result in net savings. The restructuring actions were substantially completed by fiscal 2025.

New Accounting Pronouncements

See Note 1, “Organization and Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for a discussion of new accounting pronouncements.
Adient plc | Form 10-K | 51

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

Adient selectively uses derivative instruments to reduce market risk associated with changes in foreign currency. All hedging transactions were authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes. At the inception of the hedge, Adient assesses the effectiveness of the hedge instrument and designates the hedge instrument as either (1) a hedge of a recognized asset or liability or of a recognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an unrecognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a non-U.S. operation (a net investment hedge). Adient performs hedge effectiveness testing on an ongoing basis depending on the type of hedging instrument used. All other derivatives not designated as hedging instruments under ASC 815, “Derivatives and Hedging,” are revalued in the consolidated statements of income (loss).

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

Adient plc | Form 10-K | 52

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

On an annual basis, Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Adient primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. During fiscal 2025, Adient had hedge contracts outstanding with the aim of hedging balance sheet items, or with the aim of hedging forecasted commitments. Foreign exchange contracts hedging balance sheet items are marked-to-market through the income statement, while foreign exchange contracts to hedge forecasted commitments are designated in a hedge relationship as a cash flow hedge. These are marked-to-market through other comprehensive income when effective.

Currency translations of net assets of Adient’s non-U.S. operations are also sensitive to changes in foreign currency exchange rates. As of September 30, 2025, certain foreign currency forward contracts have been designated to selectively hedge portions of Adient's net investments in China. Cross currency interest rate swap contracts are also utilized to selectively hedge portions of Adient’s investments in Europe. The currency effects of such contracts are reflected in the foreign currency translation adjustments account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investments in China and Europe.

At September 30, 2025 and 2024, Adient estimates that the fair value of outstanding foreign exchange contracts would have been adversely impacted by approximately $77 million and $72 million, respectively, from an unfavorable 10% change in all applicable foreign currency exchange rates versus the U.S. Dollar. In practice, such a change would generally be offset by an opposing fair value change of the underlying asset, liability or transaction.

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

Adient plc | Form 10-K | 53

Item 8.	Financial Statements and Supplementary Data

Adient plc | Form 10-K | 54

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adient plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Adient plc and its subsidiaries (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Adient plc | Form 10-K | 55

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

Interim and Annual Goodwill Impairment Assessments

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance was $1,807 million as of September 30, 2025, and the goodwill associated with the Americas, Europe, the Middle East and Africa (EMEA), and Asia Pacific/China (Asia) reporting units (collectively, “the reporting units”) was $607 million, $0, and $1,200 million, respectively. Management reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The estimated fair value is compared with the carrying amount of the reporting unit, including recorded goodwill. During the second quarter of fiscal 2025, management identified a triggering event requiring a quantitative impairment analysis, and as a result, a $333 million non-cash goodwill impairment was recorded in the EMEA reporting unit. In estimating the fair value, management primarily uses an income approach utilizing discounted cash flow analyses. The calculations contain uncertainties as they require management to make assumptions about future cash flows and the appropriate discount rates. The estimated future cash flows reflect management’s updated assumptions of the financial projections based on anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the EMEA reporting unit and the annual goodwill impairment assessments of the Americas and Asia reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) estimates of revenue, the long-term growth rate, and operating margins, as well as the discount rate for the interim goodwill impairment assessment of the EMEA reporting unit, (b) estimates of operating margins for the annual goodwill impairment assessment of the Americas reporting unit, and (c) estimates of revenue for the annual goodwill impairment assessment of the Asia reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim and annual goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow analyses used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analyses; and (iv) evaluating the reasonableness of the significant assumptions used by management related to (a) estimates of revenue, the long-term growth rate, and operating margins, as well as the discount rate for the interim goodwill impairment assessment of the EMEA reporting unit, (b) estimates of operating margins for the annual goodwill impairment assessment of the Americas reporting unit, and (c) estimates of revenue for the annual goodwill impairment assessment of the Asia reporting unit. Evaluating management’s assumptions related to estimates of revenue and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with relevant industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow analyses and (ii) the reasonableness of the estimate of the long-term growth rate and the discount rate assumptions for the interim goodwill impairment assessment of the EMEA reporting unit.

Adient plc | Form 10-K | 56

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
November 18, 2025

We have served as the Company’s auditor since 1957.

Adient plc | Form 10-K | 57

Adient plc
Consolidated Statements of Income (Loss)

	Year Ended September 30,
(in millions, except per share data)	2025	2024	2023
Net sales	$14,535	$14,688	$15,395
Cost of sales	13,574	13,760	14,362
Gross profit	961	928	1,033
Selling, general and administrative expenses	522	507	554
Restructuring and impairment costs	392	168	40
Equity income	68	90	84
Earnings before interest and income taxes	115	343	523
Net financing charges	193	189	195
Other pension expense	10	21	33
Income (loss) before income taxes	(88)	133	295
Income tax provision	103	32	—
Net income (loss)	(191)	101	295
Income attributable to noncontrolling interests	90	83	90
Net income (loss) attributable to Adient	$(281)	$18	$205

Earnings (Loss) per share:
Basic	$(3.39)	$0.20	$2.17
Diluted	$(3.39)	$0.20	$2.15

Shares used in computing earnings (loss) per share:
Basic	83.0	89.5	94.5
Diluted	83.0	90.1	95.4

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 58

Adient plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2025	2024	2023
Net income (loss)	$(191)	$101	$295
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(14)	204	(17)
Realized and unrealized gains (losses) on derivatives	37	(32)	21
Other comprehensive income	23	172	4
Total comprehensive income (loss)	(168)	273	299
Comprehensive income attributable to noncontrolling interests	88	106	91
Comprehensive income (loss) attributable to Adient	$(256)	$167	$208

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 59

Adient plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except share and per share data)	2025	2024
Assets
Cash and cash equivalents	$958	$945
Accounts receivable, less allowances of $40 and $24, respectively	1,873	1,896
Inventories	695	758
Other current assets	607	487
Current assets	4,133	4,086
Property, plant and equipment - net	1,409	1,410
Goodwill	1,807	2,164
Other intangible assets - net	319	371
Investments in partially-owned affiliates	276	338
Assets held for sale	9	8
Other noncurrent assets	1,001	974
Total assets	$8,954	$9,351
Liabilities and Shareholders' Equity
Short-term debt	$2	$1
Current portion of long-term debt	9	8
Accounts payable	2,549	2,552
Accrued compensation and benefits	393	358
Other current liabilities	734	759
Current liabilities	3,687	3,678
Long-term debt	2,386	2,396
Pension benefits	112	105
Other noncurrent liabilities	611	638
Long-term liabilities	3,109	3,139
Commitments and Contingencies (Note 19)
Redeemable noncontrolling interests	95	91
Preferred shares issued, par value $0.001; 100,000,000 shares authorized zero shares issued and outstanding at September 30, 2025	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 79,151,497 shares issued and outstanding at September 30, 2025	—	—
Additional paid-in capital	3,602	3,712
Retained earnings (accumulated deficit)	(1,166)	(885)
Accumulated other comprehensive income (loss)	(670)	(693)
Shareholders' equity attributable to Adient	1,766	2,134
Noncontrolling interests	297	309
Total shareholders' equity	2,063	2,443
Total liabilities and shareholders' equity	$8,954	$9,351

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 60

Adient plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2025	2024	2023
Operating Activities
Net income (loss) attributable to Adient	$(281)	$18	$205
Income attributable to noncontrolling interests	90	83	90
Net income (loss)	(191)	101	295
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	279	285	290
Amortization of intangibles	46	47	50
Pension benefit expense	16	27	38
Pension contributions, net	(18)	(20)	(17)
Equity in earnings of partially-owned affiliates, net of dividends received	36	(17)	(34)
(Gain) on sale of / impairment of nonconsolidated partially-owned affiliates	(4)	(1)	6
Premium paid on repurchase of debt	—	—	7
Deferred income taxes	(28)	(1)	(124)
Non-cash impairment charges	341	9	—
Equity-based compensation	32	31	34
Other	(15)	7	(4)
Changes in assets and liabilities:
Receivables	31	12	16
Inventories	75	93	126
Other assets	(121)	(57)	(26)
Accounts payable and accrued liabilities	(69)	90	(19)
Accrued income taxes	39	(63)	29
Cash provided (used) by operating activities	449	543	667
Investing Activities
Capital expenditures	(245)	(266)	(252)
Sale of property, plant and equipment	34	15	26
Acquisition of businesses, net of cash acquired	—	—	(6)
Business divestitures	27	(2)	5
Other	(2)	—	(2)
Cash provided (used) by investing activities	(186)	(253)	(229)
Continued on next page The accompanying notes are an integral part of the consolidated financial statements.
Adient plc | Form 10-K | 61

Adient plc
Consolidated Statements of Cash Flows
(Continued)

	Year Ended September 30,
(in millions)	2025	2024	2023
Financing Activities
Increase (decrease) in short-term debt	1	(1)	(1)
Increase (decrease) in long-term debt	795	—	1,002
Repayment of long-term debt	(803)	(137)	(1,104)
Debt financing costs	(13)	(5)	(23)
Share repurchases	(125)	(275)	(65)
Cash paid to acquire a noncontrolling interest	(28)	—	—
Dividends paid to noncontrolling interests	(90)	(72)	(67)
Other	(4)	(12)	(13)
Cash provided (used) by financing activities	(267)	(502)	(271)
Effect of exchange rate changes on cash and cash equivalents	17	47	(4)
Increase (decrease) in cash and cash equivalents	13	(165)	163
Cash and cash equivalents at beginning of period	945	1,110	947
Cash and cash equivalents at end of period	$958	$945	$1,110

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 62

Adient plc
Consolidated Statements of Shareholders' Equity

(in millions)	Ordinary Shares, par value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2022	$—	$4,026	$(1,108)	$(845)	$2,073	$302	$2,375
Net income	—	—	205	—	205	63	268
Foreign currency translation adjustments	—	—	—	(18)	(18)	(2)	(20)
Realized and unrealized gains on derivatives	—	—	—	21	21	—	21
Dividends paid to and other transactions with noncontrolling interests	—	—	—	—	—	(45)	(45)
Repurchase and retirement of ordinary shares	—	(65)	—	—	(65)	—	(65)
Share based compensation and other	—	12	—	—	12	—	12
Balance at September 30, 2023	$—	$3,973	$(903)	$(842)	$2,228	$318	$2,546
Net income	—	—	18	—	18	45	63
Foreign currency translation adjustments	—	—	—	181	181	6	187
Realized and unrealized losses on derivatives	—	—	—	(32)	(32)	—	(32)
Dividends paid to and other transactions with noncontrolling interests	—	—	—	—	—	(60)	(60)
Repurchase and retirement of ordinary shares	—	(275)	—	—	(275)	—	(275)
Share based compensation and other	—	14	—	—	14	—	14
Balance at September 30, 2024	$—	$3,712	$(885)	$(693)	$2,134	$309	$2,443
Net income (loss)	—	—	(281)	—	(281)	54	(227)
Foreign currency translation adjustments	—	—	—	(12)	(12)	(1)	(13)
Realized and unrealized gains on derivatives	—	—	—	37	37	—	37
Dividends paid to and other transactions with noncontrolling interests	—	—	—	—	—	(46)	(46)
Purchase of noncontrolling interest	—	(7)	—	(2)	(9)	(19)	(28)
Repurchase and retirement of ordinary shares	—	(125)	—	—	(125)	—	(125)
Share based compensation and other	—	22	—	—	22	—	22
Balance at September 30, 2025	$—	$3,602	$(1,166)	$(670)	$1,766	$297	$2,063

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
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, “Consolidation,” Adient has determined that it was the primary beneficiary in two variable interest entities (“VIEs”) for the reporting periods ended September 30, 2025 and 2024, respectively, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

	September 30,
(in millions)	2025	2024
Current assets	$304	$285
Noncurrent assets	94	98
Total assets	$398	$383

Current liabilities	$257	$241
Noncurrent liabilities	10	12
Total liabilities	$267	$253
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
Adient plc | Form 10-K | 64

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
Receivables
Receivables consist of amounts billed and currently due from customers and revenues that have been recognized for accounting purposes but not yet billed to customers. Adient extends credit to customers in the normal course of business and maintains allowances resulting from the inability or unwillingness of customers to make required payments. The allowances are established based on historical data along with Adient’s assessment of expected credit losses that reflects current and forecasted industry and economic conditions, in accordance with ASC Topic 326, Financial Instruments - Credit Losses. Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2025 and 2024, $185 million and $170 million was funded under these programs, respectively.

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
Pre-Production Costs Related to Long-Term Supply Arrangements
Adient's policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and administrative expense in the consolidated statements of income (loss). At September 30, 2025 and 2024, Adient recorded within the consolidated statements of financial position $365 million and $310 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year. At September 30, 2025, Adient had $136 million and $229 million of reimbursable costs recorded in current and noncurrent assets, respectively. At September 30, 2024, Adient had $108 million and $202 million of reimbursable costs recorded in current and noncurrent assets, respectively.
Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if Adient has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. At September 30, 2025 and 2024, approximately $41 million and $50 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which Adient had title. In addition, at September 30, 2025, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $237 million and $18 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured. At September 30, 2024, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $156 million and $25 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.
Adient plc | Form 10-K | 65

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

Refer to Note 6, “Goodwill and Other Intangible Assets,” of the notes to the consolidated financial statements for more information regarding Adient’s goodwill and other intangible assets.

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
Adient plc | Form 10-K | 66

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

Customers

Essentially all of Adient’s sales are to the automotive industry. Ford Motor Company comprised 11%, 12% and 11% of consolidated net sales in fiscal 2025, 2024 and 2023, respectively, across all segments. Volkswagen Group comprised 10%, 13% and 11% of consolidated net sales in fiscal 2025, 2024 and 2023, respectively, primarily within the EMEA segment. Stellantis N.V. comprised 10% of consolidated net sales in fiscal 2025 and 2023 within the Americas and EMEA segments.

Research and Development Costs

Expenditures for research activities relating to product development and improvement (other than those expenditures that are contractually guaranteed for reimbursement from the customer) are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income (loss). Such expenditures for the years ended September 30, 2025, 2024 and 2023 were $387 million, $372 million and $362 million, respectively. A portion of these costs associated with these activities are reimbursed by customers in the amounts of $288 million, $280 million and $250 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.

Government Assistance
Adient periodically receives government incentives in the forms of cash grants which are based on making qualifying capital investments in property, plant and equipment. Such assistance is initially recorded as a reduction to property, plant and equipment. Once in use, the balance is systematically recognized in the statements of income (loss) as the asset is depreciated over the useful life of the underlying asset. Adient also periodically receives government assistance for creating new job opportunities and maintaining a certain number of employees. Such employment-related incentives are normally deferred as current or noncurrent liabilities as appropriate. These benefits are recognized in the statements of income (loss) as a reduction of expense when Adient has met or is expected to meet all related contractual obligations. The impact of government assistance received by Adient and related balances for all periods presented were immaterial.
Foreign Currency Translation
Adient's international operations, in general, use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The resulting translation adjustments are accumulated as a component of accumulated other comprehensive income (“AOCI”). The aggregate transaction gains (losses) included in net income (loss) for the years ended September 30, 2025, 2024 and 2023 were $(8) million, $(3) million and $4 million, respectively.
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
Adient plc | Form 10-K | 67

Restructuring Costs
Adient recognizes restructuring costs that are probable and reasonably estimable related to separation programs that have been approved by and are committed to by management. In these situations, the affected employees are identified and it is unlikely that actions required to complete the separation plan will change significantly. These costs are included in restructuring and impairment costs in the consolidated statements of income (loss). Refer to Note 15, “Restructuring and Impairment Costs,” of the notes to the consolidated financial statements for more information.
Costs associated with benefits that are contingent on certain employees continuing to provide services during a transition period are recorded over the required service period. All other costs associated with restructuring activities, such as costs to relocate machinery and equipment and costs to finalize the closing of a plant or dissolving a legal entity after production has ceased, are expensed as incurred. Refer to Note 17, “Segment Information,” of the notes to the consolidated financial statements for more information.
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
Pension Benefits
Adient utilizes a mark-to-market approach for recognizing pension benefit expenses, including measuring the market related value of plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. Refer to Note 14, “Retirement Plans,” of the notes to consolidated financial statements for disclosure of Adient's pension benefit plans.

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

Adient plc | Form 10-K | 68

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

Earnings Per Share
The following table shows the computation of basic and diluted earnings (loss) per share:

	Year Ended September 30,
(in millions, except per share data)	2025	2024	2023
Numerator:
Net income (loss) attributable to Adient	$(281)	$18	$205

Denominator:
Shares outstanding	83.0	89.5	94.5
Effect of dilutive securities	—	0.6	0.9
Diluted shares	83.0	90.1	95.4

Earnings (Loss) per share:
Basic	$(3.39)	$0.20	$2.17
Diluted	$(3.39)	$0.20	$2.15
Potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share for fiscal 2025 as the effect would have been anti-dilutive due to being in a loss position. The effect of common stock equivalents which would have been anti-dilutive was excluded from the calculation of diluted earnings (loss) per share for fiscal 2024 and 2023 and was immaterial.

New Accounting Pronouncements

Standards Adopted During Fiscal 2025

On October 1, 2024, Adient adopted Accounting Standards Codification (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires additional disclosures on significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”). The ASU also requires additional disclosures of an amount for other segment items by reportable segment and a description of its composition. The new guidance is applied retrospectively in Adient's fiscal 2025 annual filing on Form 10-K and in subsequent quarterly filings on Form 10-Q. The adoption of this guidance has resulted in incremental segment information disclosures within the footnotes to the consolidated financial statements but did not have an impact on Adient’s financial position and results of operations. Refer to Note 17, “Segment Information” of the notes to consolidated financial statements for additional information.

Adient plc | Form 10-K | 69

Standards Effective After Fiscal 2025

Adient has considered the new standards that are summarized below, each to be effective after fiscal 2025, which are not expected to significantly impact the consolidated financial statements:

Standard to be Adopted	Description	Date Effective

ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The ASU requires disclosure of additional details about the reporting entity's reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. The ASU also requires further disaggregation of income tax amounts paid by federal, state and foreign, as well as by material jurisdiction.	October 1, 2025
ASU 2025-05 Measurement of Credit Losses for Accounts Receivable and Contract Assets (Financial Instruments – Credit Losses (Topic 326)	The ASU provides a practical expedient and an accounting policy election under which conditions at the period-end date can be assumed to remain unchanged for an asset’s remaining life when estimating credit losses on current accounts receivable and current contract assets arising from transactions under ASC 606 Revenue from contracts with customers. The update is expected to simplify the credit loss assessment when applying Topic 326.	October 1, 2026
ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense: Disaggregation Disclosures (Subtopic 220-40)	The ASU requires disclosures of specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period, including: the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. It also requires disclosures of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	October 1, 2027
ASU 2025-06 Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	The ASU amends the timing for capitalizing eligible internal use software costs. Under the new guidance, an entity is required to start capitalizing software costs when both of the following occur: 1) Management has authorized and committed to funding the software project. 2) It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The ASU does not change the types of costs eligible for capitalization or the associated amortization and impairment guidance.	October 1, 2028

2. Revenue Recognition

Adient generates revenue through the sale of automotive seating solutions, including complete seating systems and the components of complete seating systems. Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, the program can be canceled at any time without cause by the customer. Programs awarded to Adient to supply parts to its customers do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is generally recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments (some of which are accounted for as variable consideration and subject to being constrained), net of the impact, if any, of consideration paid to the customer. Approximately 1% of net sales recorded in each of the last three fiscal years were related to product sales transacted in prior fiscal years.

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
Adient plc | Form 10-K | 70

As products under the new program are sold to the customer, the capitalized amount is amortized and recognized as a reduction to revenue over the term of the program, typically between three and seven years. Adient assesses recoverability of the capitalized amounts on an on-going basis. Any amounts that are concluded to be no longer recoverable are immediately recognized as a reduction to revenue. As of September 30, 2025 and 2024, Adient maintained capitalized upfront payments of $174 million and $155 million, respectively, within other noncurrent assets.

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

Contract assets primarily relate to the right to consideration for work completed but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No material contract assets or liabilities exist at September 30, 2025 and 2024. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 17, “Segment Information,” of the notes to consolidated financial statements for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

2025 Transaction
During the first quarter of fiscal 2025, Adient acquired all of the noncontrolling interest in Technotrim, Inc. (“Technotrim”) for a value of $28 million and sold all of its partially-owned interests in Setex, Inc. and Setex SRL (together as “Setex”) for a value of $27 million. The sale of Setex resulted in a one-time gain of $4 million. The acquisition of all noncontrolling interest in Technotrim was recorded to equity. The transactions are expected to provide additional synergies through optimization of Adient's manufacturing footprint and additional control over its manufacturing presence in the Americas.

2024 Transaction
In November 2023, Adient finalized the sale of 51% of its interest (previously held 100%) in Adient (Langfang) Seating Co., Ltd. (“LFADNT”) in China for ¥44 million ($6 million), resulting in the deconsolidation of LFADNT, including $9 million of cash. Adient recorded an $8 million loss as a result of the transaction in the Asia segment, including $5 million of allocated goodwill.

2023 Transactions
Adient completed the acquisition of Nantong Yanfeng Adient Seating Trim Co., Ltd. (“YFAT”) from KEIPER Seating Mechanisms Co., Ltd. (“KEIPER”), in April 2023 for ¥150 million ($23 million). Adient made an initial deposit of ¥75 million ($12 million) in fiscal 2022, which represents 50% of the purchase price. During fiscal 2023, Adient paid the remaining purchase price of ¥75 million ($11 million). The acquisition was accounted for using the acquisition method, and the operating results and cash flows of YFAT are included in Adient's consolidated financial statements starting from May 2023. The acquisition has provided additional synergies within the Asia segment. Adient recorded a purchase price allocation for the assets acquired and liabilities assumed based on their fair values as of the April 2023 acquisition date, which included $13 million of goodwill and $5 million of acquired cash. The allocation of the purchase price is based on the valuations performed to determine the fair value of the net assets as of the acquisition date. Upon acquisition, YFAT was renamed as Adient (Nantong) Automotive Seating Components Co., Ltd.

Adient plc | Form 10-K | 71

4. Inventories

Inventories consisted of the following:

	September 30,
(in millions)	2025	2024
Raw materials and supplies	$522	$582
Work-in-process	29	29
Finished goods	144	147
Inventories	$695	$758

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,
(in millions)	2025	2024
Buildings and improvements	$1,068	$1,031
Machinery and equipment	3,399	3,245
Construction in progress	172	152
Land	81	86
Total property, plant and equipment	4,720	4,514
Less: accumulated depreciation	(3,311)	(3,104)
Property, plant and equipment - net	$1,409	$1,410

There were no material finance leases included in net property, plant and equipment at September 30, 2025 and 2024.

As of September 30, 2025, Adient is the lessor of properties included in gross building and improvements for $15 million and accumulated depreciation of $11 million. As of September 30, 2024, Adient is the lessor of properties included in gross building and improvements for $14 million and accumulated depreciation of $10 million.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2023	$609	$317	$1,168	$2,094
Business acquisitions	—	—	(5)	(5)
Currency translation and other	(3)	24	54	75
Balance at September 30, 2024	$606	$341	$1,217	$2,164
Impairments	—	(333)	—	(333)
Currency translation and other	1	(8)	(17)	(24)
Balance at September 30, 2025	$607	$—	$1,200	$1,807

Refer to Note 3, “Acquisitions and Divestitures,” of the notes to consolidated financial statements for additional information.

During the second quarter of fiscal 2025, Adient identified a triggering event requiring a quantitative impairment analysis primarily due to the continued and sustained decline in the market value of its ordinary shares resulting from the uncertainties surrounding future production volume within the automotive industry. These uncertainties were the result of a combination of
Adient plc | Form 10-K | 72

factors including weakening consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest expected margin declines as Adient continues to win new business with local OEMs in China, intensifying competition from Chinese imports, lower exports to China from EMEA as domestic brands expand in China and overcapacity in the EMEA reporting unit resulting in pricing pressure, along with continued disruptions caused by slower electric vehicle adoption rates. The analysis was performed using a fair value method based on management's judgments and assumptions regarding future cash flows for all three reporting units. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurement.” These calculations contained uncertainties as they require management to make assumptions about market comparables, future cash flows, and the appropriate discount rates (based on weighted average cost of capital ranging from 16.5% to 21.0%) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflected management's updated assumptions of the financial projections based on anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. The financial projections considered the impact of all of the factors identified above, which contributed to a reduction in reporting unit level and overall fair value. As a result of the quantitative assessment and for the factors stated above, a $333 million non-cash goodwill impairment was recorded in the EMEA reporting unit during the quarter ended March 31, 2025. This amount is reflected in restructuring and impairment costs within the consolidated statements of income (loss). No amounts of goodwill remain recorded in EMEA. The difference between the fair value and carrying value of the Americas and Asia reporting units both modestly exceeded 10% at March 31, 2025.

During the fourth quarter of fiscal year 2025, Adient performed its annual goodwill impairment test using a fair value method based on management's judgments and assumptions regarding future cash flows. Based on updated assumptions about market comparables, future cash flows, and the appropriate discount rates (based on weighted average cost of capital ranging from 15.5% to 20.0%), no goodwill impairment was recorded at September 30, 2025. The fair values of both the Americas and Asia reporting units are higher at September 30, 2025 reflecting the increase in the overall market value of Adient’s ordinary shares and generating higher levels of fair value in excess of carrying value for both reporting units. If further degradation in economic conditions occur, Adient’s reporting units may incur significant impairment of goodwill and other long-lived assets. Adient generally assumes operating margins in future years will normalize over time as the current year results are not indicative of market participant expectations primarily due to the current challenging market conditions as mentioned above. Management believes this is consistent with a market participant view. There are also expectations for enhanced profitability and cash flows driven by near-term efficiency actions, strategic review of portfolio and reduction of capital expenditures. Long-term profitability and cash flows will also be impacted by the expiration of underperforming contracts along with restructuring benefits taking full effect.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	September 30, 2025			September 30, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Patented technology	$81	$(45)	$36	$81	$(39)	$42
Customer relationships	537	(265)	272	563	(246)	317
Trademarks and other	15	(4)	11	25	(13)	12
Total intangible assets	$633	$(314)	$319	$669	$(298)	$371

Amortization of other intangible assets for the fiscal years ended September 30, 2025, 2024 and 2023 was $46 million, $47 million and $50 million, respectively. Adient anticipates amortization for fiscal 2026, 2027, 2028, 2029 and 2030 will be approximately $46 million, $26 million, $19 million, $19 million and $19 million, respectively.

Adient plc | Form 10-K | 73

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
The changes in Adient's total product warranty liability are as follows:

	September 30,
(in millions)	2025	2024
Balance at beginning of period	$22	$21
Accruals for warranties issued during the period	4	7
Settlements made (in cash or in kind) during the period	(4)	(6)
Balance at end of period	$22	$22

8. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts, computer servers, laptops and fleet vehicles. Adient has elected not to record leases with an initial term of 12 months or less on its consolidated statement of financial position.

A lease liability and corresponding ROU asset are recognized based on the present value of lease payments. To determine the present value of lease payments, Adient uses its incremental borrowing rate as of lease commencement. The incremental borrowing rate (“IBR”) is defined as the rate Adient would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Adient primarily derives its IBR from its debt portfolio, adjusted for collateralization, lease term and jurisdictional factors.

The components of lease costs for the years ended September 30, 2025, 2024 and 2023 were as follows:

	Year Ended September 30,
(in millions)	2025	2024	2023
Operating lease cost	$111	$108	$108
Short-term lease cost	26	29	29
Total lease cost	$137	$137	$137

Adient plc | Form 10-K | 74

Operating lease right-of-use assets and lease liabilities included in the consolidated statement of financial position were as follows:

		September 30,
(in millions)		2025	2024
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$259	$248

Operating lease liabilities - current	Other current liabilities	$82	$78
Operating lease liabilities - noncurrent	Other noncurrent liabilities	176	168
		$258	$246

Weighted average remaining lease term:
Operating leases		5 years	5 years

Weighted average discount rate:
Operating leases		6.0%	6.2%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of September 30, 2025 were as follows:

Fiscal years (in millions)	Operating Leases
2026	$93
2027	71
2028	48
2029	30
2030	20
Thereafter	37
Total lease payments	299
Less: imputed interest	(41)
Present value of lease liabilities	$258

Supplemental cash flow information related to leases was as follows:

	Year Ended September 30,
(in millions)	2025	2024	2023
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$96	$84	$35

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$110	$108	$108

Adient’s finance leases were not significant to the consolidated financial statements during fiscal 2025, 2024 and 2023. Refer to Note 9, “Debt and Financing Arrangements,” of the notes to consolidated financial statements for additional information.

Adient plc | Form 10-K | 75

9. Debt and Financing Arrangements
Long-term and short-term debt consisted of the following:

	September 30,
(in millions)	2025	2024
Long-term debt:
8.25% Notes due 2031	$500	$500
7.00% Secured Notes due 2028	500	500
Term Loan B due in 2031	626	632
4.875% Notes due in 2026	—	795
7.50% Notes due in 2033	795	—
Other bank borrowings and finance lease obligations	5	5
Less: debt issuance costs	(31)	(28)
Gross long-term debt	2,395	2,404
Less: current portion	9	8
Net long-term debt	$2,386	$2,396

Short-term debt:
Other bank borrowings (1)	2	1
Total short-term debt	$2	$1
(1) The weighted average interest rates on short-term debts, based on levels of debt maintained in various jurisdictions, were 3.7% and 5.4% at September 30, 2025 and 2024, respectively.

Adient US LLC (“Adient US”), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. The ABL Credit Facility is set to mature on November 2, 2027, subject to certain springing maturity provisions. Adient will pay a commitment fee of 0.25% to 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the ABL Credit Facility then in effect. Subject to certain conditions, the ABL Credit Facility may be expanded by up to $250 million in additional commitments. Loans under the ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the ABL Facility to incorporate certain sustainability-based pricing provisions. The ABL Credit Agreement is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in Dollars, EURIBOR, in the case of amounts outstanding in Euros, STIBOR, in the case of amounts outstanding in Swedish Krona and SONIA, in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of 1.50% to 2.00%. As of September 30, 2025, Adient had not drawn down on the ABL Credit Facility and had availability under this facility of approximately $814 million (net of $8 million of letters of credit). In October 2025, Adient amended the ABL Credit Facility agreement, reducing the maximum facility from $1,250 million to $1,000 million (consisting of a North American subfacility of up to $895 million and a European subfacility of up to $105 million) and extending the maturity date to October 2030. Under the amended agreement, the commitment fee on the unused portion of the commitments is lowered from 0.25% - 0.375% to 0.20% - 0.25%. The range of applicable interest margin was also updated from 1.50% - 2.00% to 1.25% - 1.75%.

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the “Term Loan B Agreement”) that had an outstanding balance of $625 million as of September 30, 2025. During fiscal 2024, the Term Loan B Agreement was amended to reduce the applicable margin from 3.25% to 2.75% and extend final maturity to January 31, 2031 (which maturity was previously April 8, 2028). Adient incurred $5 million of costs associated with the modification, of which $4 million was recorded as deferred financing costs. During fiscal 2025, the Term Loan B Agreement
Adient plc | Form 10-K | 76

was further amended to reduce the applicable margin from 2.75% to 2.25%. Adient incurred $1 million of costs associated with the modification, which was recorded as deferred financing costs. The Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the Term Loan B Agreement accrues at Term SOFR plus an applicable margin.

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

Adient Global Holdings Ltd. (“AGH”), a wholly-owned subsidiary of Adient, maintains (i) $500 million in aggregate principal amount of 7% senior secured notes due 2028 and (ii) $500 million in aggregate principal amount of 8.250% senior unsecured notes due 2031. Interest on both of these notes are paid on April 15 and October 15 each year. These notes contain covenants that are usual and customary.

AGH also previously maintained 4.875% USD-denominated unsecured notes due 2026. The aggregate principal amount of these notes was $795 million as of September 30, 2024. In February 2025, AGH issued $795 million (net proceeds of $783 million) in aggregate principal amount of 7.50% senior unsecured notes. Adient incurred $12 million of costs associated with the transaction, which was recorded as deferred financing costs. Proceeds from the sale of the notes, together with cash on hand, were used to fully redeem AGH's 4.875% senior unsecured notes in March 2025. Upon redemption of the 4.875% notes, Adient wrote off $2 million of previously deferred financing costs associated with the notes to net financing charges. The new notes mature on February 15, 2033 and bear interest at a rate of 7.50% per annum. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2025. These notes also contain covenants that are usual and customary.

Principal payments required on long-term debt during the next five years are as follows:

	Year Ended September 30,
(in millions)	2026	2027	2028	2029	2030	Thereafter
Principal payments	$6	$6	$506	$6	$6	$1,891

Net Financing Charges
Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Year Ended September 30,
(in millions)	2025	2024	2023
Interest expense, net of capitalized interest costs	$201	$191	$186
Banking fees and debt issuance cost amortization	16	18	20
Interest income	(24)	(28)	(22)
Premium paid on repurchase of debt	—	—	7
Net foreign exchange	—	8	4
Net financing charges	$193	$189	$195
Adient plc | Form 10-K | 77

Banking fees in fiscal 2025 and 2023 includes $2 million and $4 million, respectively, of one-time accelerated-deferred financing fee charges associated with voluntary repayments of debt. Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2025, 2024 and 2023 was $183 million, $187 million and $132 million, respectively.

Other Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2025 and 2024, $185 million and $170 million was funded under these programs, respectively.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of September 30, 2025, Adient's liabilities related to this program were $105 million which is recorded within accounts payable ($16 million) and other current liabilities ($89 million) in Adient’s consolidated statements of financial position. As of September 30, 2024, Adient's liabilities related to this program were $76 million which is recorded within accounts payable ($5 million) and other current liabilities ($71 million) in Adient’s consolidated statements of financial position. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

A summary of Adient’s outstanding obligations under the supplier finance program for the year ended September 30, 2025 is as follows:

(in millions)	Year Ended September 30, 2025
Balance at beginning of period	$76
Invoices confirmed	122
Confirmed invoices paid	(96)
Currency translations	3
Balance at end of period	$105

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

Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, “Derivatives and Hedging,” and the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2025 and 2024, respectively.

Adient plc | Form 10-K | 78

Adient also utilizes foreign currency exchange contracts and cross currency interest rate swap contracts to selectively hedge portions of its investments in foreign subsidiaries. Such contracts are designated as net investment hedges, with the objective of managing the impact of foreign currency exchange rate fluctuations on Adient’s net investments. The currency effects of such contracts are reflected in the AOCI account within shareholders’ equity attributable to Adient, where gains and losses recorded on Adient’s net investment are offset.

During the fourth quarter of fiscal 2025, Adient entered into cross-currency interest rate swap agreements with an aggregate notional amount of $325 million in order to hedge the foreign currency risk associated with its net investment in European subsidiaries. The currency remeasurement impacts of the instruments are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe. These agreements expire over a three-year period and have been designated as net investment hedges of Adient's Euro denominated subsidiaries. Under the terms of the agreements, Adient receives fixed-rate interest payments in U.S. dollar at a weighted average rate of 1.85% and pays 0.00% on the fixed-rate Euro leg. The interest rate differentials are recorded within net financing charges on the consolidated statement of income (loss).

During the third quarter of fiscal 2025, Adient entered into a ¥559 million ($78 million) foreign currency exchange contract to selectively hedge portions of its net investment in China. The contract is set to mature in October 2026.

During the third quarter of fiscal 2024, Adient entered into a ¥570 million ($78 million) foreign currency exchange contract to selectively hedge portions of its net investment in China. In October 2025, a portion of the contract totaling ¥413 million ($56 million) matured, the impact of which was not material. The remainder of the contract is set to mature in June 2026.

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

During the second quarter of fiscal 2023, Adient entered into a ¥240 million ($35 million) foreign exchange forward contract to selectively hedge portions of its net investment in China. During fiscal 2023, the foreign exchange forward contract matured, the impact of which was not material.

The €123 million aggregate principal amount of 3.50% Euro-denominated unsecured notes paid off in August 2024 was previously designated as a net investment hedge to selectively hedge portions of Adient's net investment in Europe. The currency effects of Adient's Euro-denominated notes are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment in Europe. During the first quarter of fiscal 2024, Adient de-designated these notes as a net investment hedge concurrent with entering into a foreign exchange forward contract designated as a fair value hedge of the principal balance on the 3.50% notes. The impact of foreign currency changes on the notes and the contract were recorded in net financing charges until payment of the notes and maturity of the foreign exchange forward contract in August 2024.

Adient plc | Form 10-K | 79

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30,
(in millions)	2025	2024	2025	2024
Other current assets
Foreign currency exchange derivatives	$32	$9	$4	$6
Other noncurrent assets
Foreign currency exchange derivatives	1	1	—	2
Total assets	$33	$10	$4	$8

Other current liabilities
Foreign currency exchange derivatives	$7	$32	$—	$—
Cross-currency interest rate swaps	1	—	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	9	1	—
Cross-currency interest rate swaps	3	—	—	—
Total liabilities	$13	$41	$1	$—

Adient enters into International Swaps and Derivatives Associations master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of September 30, 2025 and 2024, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
	September 30,
(in millions)	2025	2024	2025	2024
Gross amount recognized	$37	$18	$14	$41
Gross amount eligible for offsetting	(10)	(9)	(10)	(9)
Net amount	$27	$9	$4	$32

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Year Ended September 30,
(in millions)	2025	2024	2023
Foreign currency exchange derivatives	$46	$(2)	$89

Adient plc | Form 10-K | 80

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income (loss):

(in millions)		Year Ended September 30,
		2025	2024	2023
Foreign currency exchange derivatives	Cost of sales	$(8)	$46	$66

During the next twelve months, $28 million of pretax gain on cash flow hedges are expected to be reclassified from AOCI into Adient's consolidated statements of income (loss).

The following table presents the location and amount of pretax gains (losses) on fair value hedge activity in Adient's consolidated statements of income (loss):

(in millions)		Year Ended September 30,
		2025	2024	2023
Foreign currency exchange derivatives	Net financing charges	$—	$1	$—

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Year Ended September 30,
		2025	2024	2023
Foreign currency exchange derivatives	Cost of sales	$4	$(8)	$8
Foreign currency exchange derivatives	Net financing charges	(12)	22	(10)
Total		$(8)	$14	$(2)

The effective portion of pretax gains (losses) recorded in currency translation adjustment (“CTA”) within other comprehensive income (loss) related to net investment hedges was $(5) million, $(5) million and $(67) million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. For the years ended September 30, 2025, 2024 and 2023, respectively, no significant gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges.

For the years ended September 30, 2025, 2024 and 2023, no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

11. Fair Value Measurements

ASC 820, “Fair Value Measurement,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:

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

Adient plc | Form 10-K | 81

Recurring Fair Value Measurements

The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value. Refer to Note 14, “Retirement Plans,” of the notes to consolidated financial statements for fair value tables of pension assets.

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$36	$—	$36	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Total assets	$37	$—	$37	$—
Other current liabilities
Foreign currency exchange derivatives	$7	$—	$7	$—
Cross currency interest rate swaps	1	—	1	—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Cross currency interest rate swaps	3	—	3	—
Total liabilities	$14	$—	$14	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$15	$—	$15	$—
Other noncurrent assets
Foreign currency exchange derivatives	3	—	3	—
Total assets	$18	$—	$18	$—
Other current liabilities
Foreign currency exchange derivatives	$32	$—	$32	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	9	—	9	—
Total liabilities	$41	$—	$41	$—

Valuation Methods

Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2025 and 2024, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income (loss).

Adient plc | Form 10-K | 82

The fair value of long-term debt, which was $2.5 billion and $2.4 billion at both September 30, 2025 and 2024, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

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

Total stock-based compensation cost included in the consolidated statements of income (loss) was $32 million, $31 million and $34 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. No material income tax benefits were recognized in the consolidated statements of income (loss) for the share-based compensation arrangements in any of these years due to tax valuation allowances in those years.

The following tables present activity related to the granting of awards during the year ended September 30, 2025 along with the composition of outstanding and exercisable awards at September 30, 2025.

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

A summary of the status of nonvested restricted stock awards at September 30, 2025, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Restricted Shares/Units
Nonvested, September 30, 2024	$35.36	1,190,664
Granted	20.33	1,383,034
Vested	37.00	(520,290)
Forfeited	25.96	(77,806)
Nonvested, September 30, 2025	$24.78	1,975,602

At September 30, 2025, Adient had approximately $24 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Adient plc | Form 10-K | 83

A summary of the status of Adient's nonvested PSUs at September 30, 2025, and changes for the fiscal year then ended is presented below:

	Weighted Average Price	Performance Shares/Units
Nonvested, September 30, 2024	$38.39	807,629
Granted	20.40	759,815
Vested	46.79	(119,367)
Forfeited	44.28	(117,072)
Nonvested, September 30, 2025	$26.85	1,331,005

At September 30, 2025, Adient had approximately $11 million of total unrecognized compensation cost related to nonvested performance share units granted. That cost is expected to be recognized over a weighted-average period of 1.9 years.

13. Equity and Noncontrolling Interests

The following table presents changes in AOCI attributable to Adient:

	Year Ended September 30,
(in millions)	2025	2024	2023
Foreign currency translation adjustments
Balance at beginning of period	$(673)	$(854)	$(836)
Aggregate adjustment for the period, net of tax	(14)	181	(18)
Balance at end of period (1)	(687)	(673)	(854)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(19)	13	(8)
Current period changes in fair value, net of tax	30	(1)	79
Reclassification to income, net of tax	7	(31)	(58)
Balance at end of period	18	(19)	13
Pension plans
Balance at beginning of period	(1)	(1)	(1)
Net reclassifications to AOCI	—	—	—
Balance at end of period	(1)	(1)	(1)
Accumulated other comprehensive income (loss), end of period	$(670)	$(693)	$(842)

(1) Foreign currency translation adjustments as of September 30, 2025 and 2024 include gains (losses) on designated net investment hedge instruments of $(7) million and $(4) million, respectively. During the next twelve months, no significant gains or losses are expected to be reclassified from AOCI into Adient's consolidated statements of income (loss).

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

Adient plc | Form 10-K | 84

	Year Ended September 30,
(in millions)	2025	2024	2023
Beginning balance	$91	$57	$45
Net income (1)	36	38	27
Dividends	(31)	(21)	(18)
Foreign currency translation adjustments	(1)	17	3
Ending balance	$95	$91	$57

(1) During fiscal 2024, a $5 million adjustment was recorded to increase income attributable to noncontrolling interest related to fiscal 2023.

Repurchases of Equity Securities

In November 2022, Adient’s Board of Directors authorized the repurchase of Adient’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. During fiscal 2024, Adient repurchased and immediately retired 9,424,668 of its ordinary shares at an average purchase price per share of $29.18. The aggregate amount of cash paid to repurchase the shares was $275 million. During fiscal 2025, Adient repurchased and immediately retired 6,115,932 of its ordinary shares at an average purchase price per share of $20.44. The aggregate amount of cash paid to repurchase the shares was $125 million. As of September 30, 2025, the remaining aggregate amount of authorized repurchases was $135 million.

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
For pension plans with accumulated benefit obligations (“ABO”) that exceed plan assets and for pension plans with a PBO that exceed plan assets, the projected benefit obligation (“PBO”), ABO and fair value of plan assets of those plans were $155 million, $135 million and $38 million, respectively, as of September 30, 2025, and $162 million, $144 million and $52 million, respectively, as of September 30, 2024.
In fiscal 2025, Adient paid contributions to the defined benefit pension plans of $18 million. Contributions of at least $8 million in cash to its defined benefit pension plans are expected in fiscal 2026. Projected benefit payments from the plans as of September 30, 2025 are estimated as follows (in millions):

2026	$25
2027	25
2028	24
2029	25
2030	26
2031-2034	154
Adient plc | Form 10-K | 85

Savings and Investment Plans
Adient sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, Adient will contribute to certain savings plans based on the employees' eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions expense in connection with these plans amounted to $43 million, $38 million and $46 million for fiscal years 2025, 2024 and 2023, respectively.
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

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$3	$3	$—	$—	$—
Equity Securities
Domestic	2	2	—	—	—
International - Developed	23	23	—	—	—
Fixed Income Securities
Government	134	32	76	—	26
Corporate/Other	71	31	29	—	11
Hedge Fund	37	—	37	—	—
Real Estate	3	—	—	—	3
Total	$273	$91	$142	$—	$40

Adient plc | Form 10-K | 86

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$5	$5	$—	$—	$—
Equity Securities
Domestic	2	2	—	—	—
International - Developed	19	19	—	—	—
Fixed Income Securities
Government	150	33	90	—	27
Corporate/Other	70	29	29	—	12
Hedge Fund	38	—	38	—	—
Real Estate	9	—	—	—	9
Total	$293	$88	$157	$—	$48

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

Adient plc | Form 10-K | 87

The following sets forth a summary of changes in the fair value of pension assets measured using significant unobservable inputs (Level 3):

(in millions)	Real Estate
Pension
Asset value as of September 30, 2023	$4
Redemptions	(4)
Asset value as of September 30, 2024	$—
Redemptions	—
Asset value as of September 30, 2025	$—

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status:

	Pension Benefits
(in millions)	2025	2024
Accumulated Benefit Obligation	$346	$366
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$384	$349
Service cost	6	5
Interest cost	16	19
Actuarial loss (gain)	(14)	28
Benefits paid	(21)	(28)
Curtailments, settlements and other	(12)	(6)
Currency translation adjustment	7	17
Projected benefit obligation at end of year	$366	$384
Change in Plan Assets:
Fair value of plan assets at beginning of year	$293	$263
Actual return on plan assets	(6)	26
Employer contributions, net	18	20
Benefits paid	(21)	(28)
Curtailments, settlements and other	(12)	(6)
Currency translation adjustment	1	18
Fair value of plan assets at end of year	$273	$293
Funded status	$(93)	$(91)
Amounts recognized in the statement of financial position consist of:
Pension plan assets (other noncurrent assets)	$25	$19
Pension benefits (of which $6 million and $5 million are included in accrued compensation and benefits, respectively)	(118)	(110)
Net amount recognized	$(93)	$(91)

Adient plc | Form 10-K | 88

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Weighted Average Assumptions (1):
Discount rate (2)	5.60%	4.99%	5.29%	4.75%
Rate of compensation increase	N/A	N/A	4.68%	4.82%

(1)	Plan assets and obligations are determined based on a September 30 measurement date.

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

Accumulated Other Comprehensive Income
The amounts in AOCI on the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost related to pension benefits were $2 million at both September 30, 2025 and 2024. The amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year for pension benefits are not significant.

Net Periodic Benefit Cost

The tables that follow contain the components and key assumptions of net periodic benefit cost related to Adient’s pension plans:

	Pension Benefits
(in millions)	2025	2024	2023
Components of Net Periodic Benefit Cost (Credit):
Service cost	$6	$6	$5
Interest cost	16	19	18
Expected return on plan assets	(13)	(12)	(12)
Net actuarial loss	3	13	19
Settlement loss	4	1	8
Net periodic benefit cost	$16	$27	$38

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Expense Assumptions:
Discount rate	4.99%	5.87%	5.51%	4.75%	5.60%	4.98%
Expected return on plan assets	6.75%	6.75%	6.75%	5.14%	4.95%	4.53%
Rate of compensation increase	N/A	N/A	NA	4.38%	4.53%	4.43%

The interest cost, expected return on plan assets, and net actuarial and settlement/curtailment (gain) loss components of net periodic benefit cost are included in other pension expense in the consolidated statements of income (loss).

Adient plc | Form 10-K | 89

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

During fiscal 2025, Adient committed to a restructuring plan (“2025 Plan”) resulting in charges of $58 million that was offset by $7 million of prior-period underspend. The 2025 Plan, which is primarily related to termination benefits in Europe, is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with the 2025 Plan will primarily occur in fiscal years 2026 and 2027, and are expected to be substantially complete by fiscal year 2027. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income (loss).

During fiscal 2024, Adient committed to a restructuring plan (“2024 Plan”) of $169 million that was offset by prior period underspend of $1 million and $9 million of cost reimbursement committed by a customer. The fiscal 2024 charges were mostly related to termination benefits in Europe. The 2024 Plan was implemented in response to the macroeconomic factors occurring in the European automotive market causing reduced production volumes and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with these specific plans primarily occurring in fiscal years 2025 and 2026 are expected to be substantially complete by fiscal year 2027. The following tables summarize the changes in Adient's restructuring reserve.

(in millions)	Employee Severance and Termination Benefits	Currency Translation and Other	Total
Balance at September 30, 2022	$69	$(9)	$60
2023 Plan charges	39	—	39
Utilized - cash	(53)	—	(53)
Noncash adjustment - (under) overspend and other	1	4	5
Balance at September 30, 2023	$56	$(5)	$51
2024 Plan charges	169	—	169
Utilized - cash	(43)	—	(43)
Noncash adjustment - (under) overspend and other	(1)	6	5
Balance at September 30, 2024	$181	$1	$182
2025 Plan charges	58	—	58
Utilized - cash	(104)	—	(104)
Noncash adjustment - (under) overspend and other	(7)	5	(2)
Balance at September 30, 2025	$128	$6	$134

Current restructuring reserve - other current liabilities			$69
Noncurrent restructuring reserve - other noncurrent liabilities			65
Balance at September 30, 2025			$134

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
Adient plc | Form 10-K | 90

the automotive industry could impact Adient's liquidity position, lead to impairment charges and/or require additional restructuring of its operations.

Impairment
During fiscal 2025 and 2024, Adient recorded a non-cash impairment loss of $8 million and $9 million on its investment in Adient Aerospace, respectively. The impairment is included in restructuring and impairment costs in the consolidated statements of income (loss). No remaining investment is recorded as of September 30, 2025. Refer also to Note 6, “Goodwill and Other Intangible Assets” of the notes to the consolidated financial statements for information about the EMEA goodwill impairment recorded during fiscal 2025.

16. Income Taxes

Consolidated income (loss) before income taxes and noncontrolling interests for the years ended September 30, 2025, 2024, and 2023 is as follows:

	Year Ended September 30,
(in millions)	2025	2024	2023
Ireland	$(24)	$(13)	$(1)
United States	(98)	(361)	(178)
Other Foreign	34	507	474
Income before income taxes and noncontrolling interests	$(88)	$133	$295

The components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
(in millions)	2025	2024	2023
Current
Ireland	$1	$—	$—
US - Federal and State	14	5	4
Other Foreign	116	28	120
	131	33	124
Deferred
Ireland	—	—	—
US - Federal and State	—	—	1
Other Foreign	(28)	(1)	(125)
	(28)	(1)	(124)

Income tax provision	$103	$32	$—

The significant components of Adient's income tax provision are summarized in the following tables. These amounts do not include the impact of income tax expense related to Adient’s nonconsolidated partially-owned affiliates, which is netted against equity income on the consolidated statements of income (loss).

Adient plc | Form 10-K | 91

The reconciliation between the Irish statutory income tax rate, and Adient’s effective tax rate is as follows:

	Year Ended September 30,
(in millions)	2025	2024	2023
Tax expense at Ireland statutory rate	$(11)	$17	$37
State and local income taxes, net of federal benefit	7	(15)	(5)
Foreign tax rate differential	29	9	22
Deemed interest	—	(6)	(6)
Credits and incentives	(14)	(12)	(7)
Nondeductible goodwill impairment	29	—	—
Repatriation of foreign earnings	23	18	24
Foreign exchange	(2)	17	(7)
Impact of tax rate changes	69	(1)	—
Audit settlements and change in uncertain tax positions	(26)	(43)	(8)
Change in valuation allowance	828	90	(61)
Tax adjustments to value of investments	(873)	(38)	—
Net operating loss expirations and write-offs	38	5	10
Other	6	(9)	1
Income tax provision	$103	$32	$—

The income tax expense was higher than the Irish statutory rate of 12.5% for fiscal 2025 primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, the repatriation of foreign earnings, tax expense related to adjustments to net operating loss deferred tax assets, tax expense related to the establishment of uncertain tax positions, foreign tax rate differentials, and the impact of the impairment of the non-tax-deductible portion of the EMEA goodwill balance for which there is no corresponding income tax benefit, partially offset by tax benefits from audit closures and statute expirations. No items included in the other category are individually, or when appropriately aggregated, significant.

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

Adient’s foreign tax rate differential primarily comprises two components. First is the difference in foreign tax rates from the Irish statutory tax rate that will fluctuate with the mix of income and losses in multiple jurisdictions with higher or lower statutory tax rates. Second is the elimination of the effects, at the Irish statutory tax rate, on the amount of income reported for nonconsolidated partially-owned affiliates whose corresponding income tax expense is already netted against equity income on the consolidated statements of income and reflected in income (loss) before income taxes. During fiscal 2025, 2024 and 2023, significant income and loss jurisdictions include Brazil, China, Germany, India, Luxembourg, Mexico, Thailand, the United Kingdom, and the United States, with federal statutory tax rates ranging between 16% and 34%, which are all above the Irish statutory rate of 12.5%.

Due to the significant jurisdictions in which it operates having statutory tax rates higher than the Irish statutory rate of 12.5%, Adient generally expects that foreign tax rate differentials will continue to result in net expense when its consolidated subsidiaries generate net pretax income, adjusted for permanent book to tax differences, and overall pretax income, adjusted for permanent book to tax differences, does not consist primarily of equity income from nonconsolidated partially-owned affiliates. In periods in which Adient’s consolidated subsidiaries generate net losses, adjusted for permanent book to tax differences, or overall pretax income, adjusted for permanent book to tax differences, consists primarily of equity income reported from
Adient plc | Form 10-K | 92

nonconsolidated partially-owned affiliates, Adient generally expects that foreign tax rate differentials will result in a net benefit. During fiscal 2025, 2024 and 2023, Adient’s pretax income, adjusted for permanent book to tax differences, was primarily generated by Adient’s consolidated subsidiaries, resulting in a net foreign tax rate differential expense.

For fiscal 2025, the foreign tax differential expense of $29 million includes $37 million related to the higher tax expense resulting from the tax rate differential primarily from the mix of income and losses in the significant jurisdictions listed above with higher statutory tax rates than Ireland, which was partially offset by $8 million related to the elimination of the tax effects of the equity income from nonconsolidated partially-owned affiliates whose corresponding income tax expense is already netted in income before income taxes.

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

Deferred taxes are classified in the consolidated statements of financial position as follows:

	September 30,
(in millions)	2025	2024
Other noncurrent assets	$229	$245
Other noncurrent liabilities	(155)	(191)
Net deferred tax asset	$74	$54

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included:

	September 30,
(in millions)	2025	2024
Deferred tax assets:
Accrued expenses and reserves	$137	$123
Employee and retiree benefits	31	24
Net operating loss and other carryforwards	2,227	1,400
Property, plant and equipment	106	114
Intangible assets	97	112
Operating lease liabilities	60	57
Research and development	129	102
	2,787	1,932
Valuation allowances	(2,614)	(1,769)
	173	163
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	33	39
Operating lease right-of-use assets	60	57
Other	6	13
	99	109
Net deferred tax asset	$74	$54
Adient plc | Form 10-K | 93

At September 30, 2025, Adient had available net operating loss carryforwards of approximately $8.2 billion which are available to reduce future tax liabilities. Net operating loss carryforwards of $5.9 billion will expire at various dates between 2026 and 2045, with the remainder having an indefinite carryforward period. Net operating loss carryforwards of $7.0 billion are offset by a valuation allowance. During fiscal 2025, the net operating loss carryforward in Luxembourg increased by $3.7 billion ($873 million tax-effected) related to tax adjustments to the value of certain investments, arising from certain EMEA impairments, with an offsetting increase to the valuation allowance and no net impact to tax expense.

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

Given current earnings and anticipated future earnings at certain subsidiaries, Adient believes that there is a possibility that sufficient positive evidence may become available that would allow the release of all, or a portion of, valuation allowances at certain subsidiaries within the next twelve months, in addition to those discussed below. The release of additional valuation allowances, if any, would result in the recognition of certain deferred tax assets which could generate a material income tax benefit for the period in which such release is recorded.

As a result of Adient's fiscal 2025 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient established and released valuation allowances on certain deferred tax assets at various subsidiaries, which did not have a material impact on Adient’s financial statements either individually or in the aggregate. Adient continues to record valuation allowances on certain deferred tax assets in Germany, Hungary, Luxembourg, Mexico, Poland, Spain, the United Kingdom, the U.S. and other jurisdictions as it remains more likely than not that they will not be realized.

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

Adient is subject to income taxes in Ireland, the U.S. and other foreign jurisdictions. With few exceptions, Adient is no longer subject to income tax examination by U.S. federal, state or local tax authorities or by non-U.S. tax authorities for years before 2015.

Adient regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. For the year ended September 30, 2025, Adient believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial statements. However, the final determination with respect to tax audits and any related litigation could be materially different from Adient’s estimates given the increased levels of discussions and more aggressive negotiations by the tax authorities as part of the tax audit process. Subsequent to September 30, 2025, Adient initiated a foreign tax audit settlement proposal which, although still under negotiation with the foreign tax authorities, is expected to require a non-recurring recognition and payment of approximately $20 million in fiscal 2026.

For the years ended September 30, 2025, 2024 and 2023, Adient had gross tax effected unrecognized tax benefits of $404 million, $422 million, and $527 million, respectively. If recognized, $114 million of Adient's unrecognized tax benefits
Adient plc | Form 10-K | 94

would impact the effective tax rate. Total net accrued interest for the years ended September 30, 2025, 2024 and 2023, was approximately $21 million, $21 million and $31 million, respectively (net of tax benefit). Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

During fiscal 2025, Adient recognized tax expense of $10 million related to the establishment of uncertain tax positions.

During fiscal 2024, Adient settled audits in various jurisdictions that resulted in a $115 million reduction to its unrecognized tax benefits, of which $63 million was recorded as a tax benefit. The remaining difference primarily offset other changes in deferred tax balances.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2025	2024	2023
Beginning balance	$422	$527	$499
Additions for tax positions related to the current year	3	6	2
Additions for tax positions of prior years	22	18	50
Reductions for tax positions of prior years	(28)	(9)	(5)
Settlements with taxing authorities	(6)	(115)	(11)
Statute closings	(9)	(5)	(8)
Ending balance	$404	$422	$527

During the next twelve months, it is possible that tax audit resolutions or applicable statute of limitation lapses could result in a significant change in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, Adient is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits.

Adient has recorded a deferred tax liability of approximately $33 million as of September 30, 2025 on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates for which Adient does not have an indefinite reinvestment assertion. Adient has not provided for deferred taxes on the remainder of undistributed earnings from consolidated foreign affiliates because such earnings should not give rise to additional tax liabilities upon repatriation or are considered to be indefinitely reinvested. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

Income taxes paid for the fiscal years ended September 30, 2025, 2024 and 2023 were $92 million, $96 million and $94 million, respectively.

Other

During fiscal 2025, Adient recognized net tax benefits of $25 million related to audit closures and statute expirations, inclusive of the release of unrecognized tax benefits. Additionally, Adient recognized tax expense of $19 million related to adjustments to net operating loss deferred tax assets, net of related valuation allowance benefits, as well as a net tax benefit of $13 million related to the impairment of tax-deductible goodwill in Europe.

The Organization for Economic Cooperation and Development’s Pillar Two initiative, which introduced a 15% global minimum tax applied on a country by country basis, is applicable for Adient’s fiscal 2025. The annual effect of these new rules and the impact on Adient’s effective tax rate was not material in fiscal 2025. Adient will continue to monitor and evaluate new legislation and guidance related to Pillar Two.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740 requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. The OBBBA did not have a material impact on Adient’s consolidated financial statements. Adient will continue to evaluate the OBBBA and related guidance.

Adient plc | Form 10-K | 95

The $69 million impact of tax rate changes for fiscal 2025 is primarily related to legislation that was enacted in Germany on July 18, 2025, under which Germany’s corporate tax rate will ratably decrease by five percent over five years, beginning in 2028. Net of related valuation allowance offsets, the tax rate changes did not have a material impact on Adient’s consolidated financial statements.

During fiscal years 2025, 2024 and 2023, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the consolidated financial statements.

17. Segment Information

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, the Middle East and Africa (“EMEA”) and 3) Asia Pacific/China (“Asia”).

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income before income taxes and noncontrolling interests, excluding net financing charges, restructuring and impairment costs, restructuring-related costs, net mark-to-market adjustments on pension plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items (“Adjusted EBITDA”). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker.

During the fourth quarter of fiscal 2025, Adient adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. Prior period disclosures have been reclassified to conform to the current period presentation. The President and Chief Executive Officer is Adient’s chief operating decision maker (“CODM”). The CODM evaluates the performance of the reportable segments using Adjusted EBITDA. Adjusted EBITDA is used for forecasting and to measure periodic performance and cash flow generation of the reportable segments and to make capital allocation decisions within the operations that ultimately provide shareholder returns.

The following tables summarize Adient's reportable segments' sales and Adjusted EBITDA which includes significant expenses that align with the segment-level information that is regularly provided to the CODM. The reportable segments’ Adjusted EBITDA is reconciled to income (loss) before income taxes for fiscal 2025, 2024 and 2023:

Adient plc | Form 10-K | 96

	Year Ended September 30, 2025
(in millions)	Americas	EMEA	Asia	Consolidated

Segment net sales	$6,856	$4,773	$2,983	$14,612
Eliminations				(77)
Consolidated net sales				$14,535

Material costs	4,444	2,958	2,056
Labor and overhead	1,819	1,495	419
Administrative, engineering and allocated costs	191	213	122
Equity income	—	17	54
Adjusted EBITDA	$402	$124	$440	$966

Reconciliation to income (loss) before income taxes
Corporate-related costs (1)				(85)
Restructuring and impairment costs (2)				(392)
Purchase accounting amortization (3)				(47)
Restructuring-related activities (4)				(11)
Gain on disposal transactions (5)				4
Depreciation expense				(279)
Equity based compensation				(32)
Other items (6)				(9)
Net financing charges				(193)
Other pension expense				(10)
Income (loss) before income taxes				(88)

Notes:

(1) Certain corporate-related costs are not allocated to the segments including executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments, including a non-recurring, non-cash goodwill impairment charge of $333 million in the EMEA reporting unit, restructuring charges of $51 million, and an impairment charge of $8 million related to Adient’s investment in Adient Aerospace. Refer to Note 6, “Goodwill and Other Intangible Assets” and Note 15, “Restructuring and Impairment Costs” of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities, including $29 million of restructuring-related charges primarily recorded in cost of sales and $5 million of restructuring-related charges at a partially-owned affiliate recorded in equity income, partially offset by a $23 million gain on the sales of restructured facilities across all segments recorded in SG&A.

(5) Reflects a $4 million gain on sale of Adient's partially-owned affiliate investment in Setex recorded within equity income.

(6) Includes $10 million of third-party consulting costs associated with strategic planning and a $1 million non-recurring loss at a partially-owned affiliate recorded within equity income, partially offset by a $2 million gain on a non-recurring contract related settlement.

Adient plc | Form 10-K | 97

	Year Ended September 30, 2024
(in millions)	Americas	EMEA	Asia	Consolidated

Segment net sales	$6,763	$5,029	$2,989	$14,781
Eliminations				(93)
Consolidated net sales				$14,688

Material costs	4,394	3,123	2,061
Labor and overhead	1,841	1,568	426
Administrative, engineering and allocated costs	156	198	136
Equity income	3	15	73
Adjusted EBITDA	$375	$155	$439	$969

Reconciliation to income (loss) before income taxes
Corporate-related costs (1)				(89)
Restructuring and impairment costs (2)				(168)
Purchase accounting amortization (3)				(48)
Restructuring-related activities (4)				—
Loss on disposal transactions (5)				(7)
Depreciation expense				(285)
Equity based compensation				(31)
Other items (6)				2
Net financing charges				(189)
Other pension expense				(21)
Income (loss) before income taxes				133

Notes:

(1) Certain corporate-related costs are not allocated to the segments including executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments, including restructuring charges of $159 million and an impairment charge of $9 million related to Adient’s investment in Adient Aerospace. Refer to Note 15, “Restructuring and Impairment Costs” of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities, including a $10 million gain on sale of a restructured facility in Americas recorded in SG&A, offset by $10 million in restructuring-related charges primarily recorded in cost of sales.

(5) Includes an $8 million loss on sale of 51% of Adient's interest in LFADNT, partially offset by a $1 million gain on sale of a partially-owned affiliate recorded within equity income. Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information.

(6) Includes a $3 million non-recurring gain on a contract related settlement and $1 million of indirect tax recoveries in Brazil, partially offset by $1 million one-time divestiture related tax impact at a partially-owned affiliate recorded within equity income and $1 million of transaction costs.

Adient plc | Form 10-K | 98

	Year Ended September 30, 2023
(in millions)	Americas	EMEA	Asia	Consolidated

Segment net sales	$7,220	$5,195	$3,085	$15,500
Eliminations				(105)
Consolidated net sales				$15,395

Material costs	4,755	3,268	2,096
Labor and overhead	1,926	1,517	463
Administrative, engineering and allocated costs	206	193	134
Equity income	3	15	72
Adjusted EBITDA	$336	$232	$464	$1,032

Reconciliation to income (loss) before income taxes
Corporate-related costs (1)				(94)
Restructuring and impairment costs (2)				(40)
Purchase accounting amortization (3)				(52)
Restructuring-related activities (4)				2
Loss on disposal transactions (5)				(6)
Depreciation expense				(290)
Equity based compensation				(34)
Other items (6)				5
Net financing charges				(195)
Other pension expense				(33)
Income (loss) before income taxes				295

Notes:

(1) Certain corporate-related costs are not allocated to the segments including executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments. Fiscal 2023 reflects restructuring charges of $40 million. Refer to Note 15, “Restructuring and Impairment Costs” of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities, including a $10 million gain on sale of a restructured facility in Americas recorded in SG&A, partially offset by $6 million of restructuring-related charges primarily recorded in cost of sales and $2 million of restructuring-related charges at a partially-owned affiliate recorded in equity income.

(5) Reflects $3 million and $3 million of non-cash impairment related to certain of Adient's investments in partially-owned affiliates in Asia and EMEA, respectively, recorded within equity income.

(6) Reflects $4 million of one-time divestiture gain at a partially-owned affiliate recorded within equity income and $4 million of a gain associated with the retrospective recovery of indirect tax credits in Brazil, partially offset by $3 million of transaction costs.
Adient plc | Form 10-K | 99

Additional Segment Information

	Year Ended September 30, 2025
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Total Assets	2,850	2,085	3,042	977	8,954
Investment in partially-owned affiliates	3	37	236	—	276
Equity income	—	17	54	(3)	68
Depreciation	126	106	47	—	279
Amortization	11	—	35	—	46
Capital Expenditures	94	105	46	—	245

(1) Corporate-related assets primarily include cash and assets held for sale. Specific reconciling items for equity income represents $2 million of purchase accounting amortization, a $5 million restructuring charges at an affiliate, partially offset by a $4 million gain on a disposal transaction.

	Year Ended September 30, 2024
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Total Assets	2,863	2,349	3,185	954	9,351
Investment in partially-owned affiliates	28	37	273	—	338
Equity income	3	15	73	(1)	90
Depreciation	127	112	46	—	285
Amortization	12	2	33	—	47
Capital Expenditures	100	107	59	—	266

(1) Corporate-related assets primarily include cash and assets held for sale. Specific reconciling items for equity income represents $2 million of purchase accounting amortization, partially offset by a $1 million gain on a disposal transaction.

	Year Ended September 30, 2023
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Total Assets	3,122	2,252	2,930	1,120	9,424
Investment in partially-owned affiliates	27	38	238	—	303
Equity income	3	15	72	(6)	84
Depreciation	133	107	50	—	290
Amortization	12	3	35	—	50
Capital Expenditures	114	81	57	—	252

(1) Corporate-related assets primarily include cash and assets held for sale. Specific reconciling items for equity income represents $6 million of non-cash impairments of Adient's investments in partially-owned affiliates, $2 million of restructuring-related charges, and $2 million of purchase accounting amortization, partially offset by a $4 million gain on sale of certain assets at affiliates in China.

Adient plc | Form 10-K | 100

Geographic Information

Financial information relating to Adient's operations by geographic area is as follows:

Net Sales
	Year Ended September 30,
(in millions)	2025	2024	2023
Americas
United States	$6,140	$5,893	$6,530
Mexico	2,543	2,634	2,661
Other Americas	299	314	338
Regional Elimination	(2,126)	(2,078)	(2,309)
	6,856	6,763	7,220
EMEA
Germany	903	942	1,046
Poland	846	939	963
Spain	718	744	725
Czech Republic	694	756	900
Sweden	545	567	517
Romania	500	474	481
Other EMEA	1,711	1,951	1,991
Regional Elimination	(1,144)	(1,344)	(1,428)
	4,773	5,029	5,195
Asia
China	1,286	1,420	1,385
Korea	535	488	534
Thailand	515	496	564
Japan	415	344	373
Other Asia	300	294	284
Regional Elimination	(68)	(53)	(55)
	2,983	2,989	3,085

Inter-segment elimination	(77)	(93)	(105)

Total	$14,535	$14,688	$15,395

Adient plc | Form 10-K | 101

Long-Lived Assets (consisting of net property, plant and equipment)
	Year Ended September 30,
(in millions)	2025	2024
Americas
United States	$416	$420
Mexico	143	151
Other Americas	20	17
	579	588
EMEA
Poland	155	155
Germany	122	127
Spain	52	39
Hungary	38	31
Czech Republic	28	35
Other EMEA	177	163
	572	550
Asia
China	107	115
Japan	64	62
Thailand	50	52
Korea	21	23
Other Asia	16	20
	258	272

Total	$1,409	$1,410

18. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the “Investments in partially-owned affiliates” line in the consolidated statements of financial position. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the “Equity income” line in the consolidated statements of income (loss). Adient maintains total investments in partially-owned affiliates of $276 million and $338 million at September 30, 2025 and 2024, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	% ownership at September 30,
Name of key partially-owned affiliate	2025	2024
KEIPER Seating Mechanisms Co., Ltd. (“KEIPER”)	50.0%	50.0%
Changchun FAWAY Adient Automotive Systems Co. Ltd. (“CFAA”)	49.0%	49.0%

	Year Ended September 30,
(in millions)	2025	2024	2023
Income statement data:
Net sales	$3,513	$3,783	$3,791
Gross profit	$306	$368	$346
Net income	$138	$184	$173
Net income attributable to the entity	$136	$182	$171

Adient plc | Form 10-K | 102

	September 30,
(in millions)	2025	2024
Balance sheet data:
Current assets	$2,044	$2,072
Noncurrent assets	$652	$730
Current liabilities	$2,000	$1,875
Noncurrent liabilities	$203	$269

During fiscal 2023, Adient concluded that indicators of other-than-temporary impairment were present related to nonconsolidated partially-owned affiliates in Asia and EMEA, and recorded non-cash impairment charges of $3 million and $3 million as a result, respectively.

Since fiscal 2023, Adient and KEIPER have continued to strategically modify their supply agreement, including the addition of a performance-based rebate in fiscal 2025, resulting in lower levels of equity income from KEIPER, partially offset by lower cost of sales within Adient.

19. Commitments and Contingencies

Adient is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product recall, product liability, casualty, environmental, safety and health, intellectual property, employment, trade compliance, commercial and contractual matters, and various other matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to Adient, it is management's opinion that none of these will have a material adverse effect on Adient's financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $3 million and $3 million at September 30, 2025 and 2024, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

The following table sets forth the location and amounts of net sales to and purchases from related parties included in Adient's consolidated statements of income (loss):

		Year Ended September 30,
(in millions)		2025	2024	2023
Net sales to related parties	Net sales	$148	$251	$253
Purchases from related parties	Cost of sales	311	399	397

Adient plc | Form 10-K | 103

The following table sets forth the location and amount of accounts receivable due from and payable to related parties in Adient's consolidated statements of financial position:

		September 30,
(in millions)		2025	2024
Accounts receivable due from related parties	Accounts receivable	$16	$28
Accounts payable due to related parties	Accounts payable	58	114

Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for transactions involving Adient's investments in nonconsolidated partially-owned affiliates which have impacted Adient's related party transactions.

Adient plc | Form 10-K | 104

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, Adient conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2025, the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, the principal executive officer and principal financial officer concluded that Adient's disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in Adient's reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to Adient's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of Adient's internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that Adient maintained effective internal control over financial reporting as of September 30, 2025. The effectiveness of Adient's internal control over financial reporting as of September 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, Adient's internal control over financial reporting.

Adient plc | Form 10-K | 105

Item 9B. Other Information

During the fourth quarter of fiscal year 2025, none of Adient’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

On November 13, 2025, the Board of Directors (the “Board”) of Adient approved a restricted stock unit award for Jerome J. Dorlack, Adient’s President and Chief Executive Officer (the “Replacement RSU Award”), pursuant to Adient’s 2021 Omnibus Incentive Plan in replacement of 30% of his salary for calendar year 2026 in connection with a salary reduction program, which is being done to further Adient’s commitment to aligning pay with performance and the interests of Adient’s chief executive officer with the interests of its shareholders. The Replacement RSU Award will have a grant date of January 1, 2026, and a grant date fair value in an amount equal to 30% of his salary as in effect at the time of grant. The terms of the Replacement RSU Award will be reflected in a form of Restricted Shares or Restricted Share Unit Award Agreement that was previously approved for use in granting a salary replacement restricted stock unit award to Mr. Dorlack, as disclosed in Adient’s Current Report on Form 8-K dated as of November 8, 2023. The Replacement RSU Award granted to Mr. Dorlack will vest upon the one-year anniversary of the grant date (subject to continued vesting upon an involuntary termination without cause, or accelerated vesting upon death or disability).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Adient plc | Form 10-K | 106

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Adient intends to hold its 2026 annual general meeting of shareholders on March 10, 2026.

The information required by this Item is set forth under the sections entitled “Q: Where can I find Corporate Governance materials for Adient?,” “Proposal One: Election of Directors,” “Corporate Governance,” “Board and Committee Information,” “Audit Committee Report,” and “Delinquent Section 16(a) Reports” in Adient's 2026 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after September 30, 2025 in connection with the solicitation of proxies for Adient's 2026 annual general meeting of shareholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item is set forth under the sections entitled “Human Capital and Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” and “Non-Employee Director Compensation” in Adient's 2026 Proxy Statement to be filed with the SEC within 120 days after September 30, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in Adient's 2026 Proxy Statement to be filed with the SEC within 120 days after September 30, 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the section entitled “Corporate Governance,” “Certain Relationships and Related Person Transactions” and “Board and Committee Information” in Adient's 2026 Proxy Statement to be filed with the SEC within 120 days after September 30, 2025 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth under the section entitled “Audit Committee Report” in Adient's 2026 Proxy Statement to be filed with the SEC within 120 days after September 30, 2025 and is incorporated herein by reference.

Adient plc | Form 10-K | 107

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

ADIENT AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Year Ended September 30,
(in millions)	2025	2024	2023
Accounts Receivable - Allowances
Balance at beginning of period	$24	$15	$21
Provision charged to costs and expenses	23	13	9
Reserve adjustments	(7)	(5)	(15)
Currency translation	—	1	—
Balance at end of period	$40	$24	$15
Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$1,769	$1,655	$1,662
Allowance provision (benefit) for operating and other loss carryforwards	828	90	(61)
Allowance provision (benefit) adjustments	17	24	54
Balance at end of period	$2,614	$1,769	$1,655

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

4.1	Description of securities (incorporated by reference to Exhibit 4.17 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).

4.2
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

4.5
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

4.6
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

4.7
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

10.6
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

10.7
Adient US LLC Executive Deferred Compensation Plan, as amended and restated effective March 12, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2018 (File No. 1-37757)).*

10.8	Adient plc Flexible Perquisites Program, as amended and restated effective September 12, 2025.*

10.9
Written description of Adient US LLC severance benefit for certain executive officers (incorporated by reference to Exhibit 10.18 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).*

10.10	Adient plc Non-Employee Directors Compensation Summary and Ownership Guidelines, as amended and restated effective as of October 1, 2025.*

10.11
Adient plc Executive Share Ownership Guidelines effective as of September 17, 2019 (incorporated by reference to Exhibit 10.20 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).*

10.12
Form of Key Executive Severance and Change of Control Agreement by and among Adient plc, Adient US LLC and the following executive officers: Jerome J. Dorlack, James D. Conklin, Stephanie S. Marianos, Mark A. Oswald, and Heather M. Tiltmann (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed January 20, 2017 (File No. 1-37757)).*

10.13
Employment Contract, dated October 29, 2018, entered into between Adient Germany Ltd. & Co. KG and Michel Pierre Berthelin. (incorporated by reference to Exhibit 10.2 to Adient plc’s Quarterly Report on Form 10-Q filed August 7, 2019 (File No. 1-37757)).*

10.14
Labour Contract, dated as of March 6, 2016, by and between Adient Management (China) Co., Ltd. and Jian James Huang (incorporated by reference to Exhibit 10.29 to Adient plc’s Annual Report on Form 10-K filed November 22, 2019 (File No. 1-37757)).*

10.15
Adient US LLC Retirement Restoration Plan, as amended and restated effective January 1, 2021 (incorporated by reference to Exhibit 10.33 to Adient plc’s Annual Report on Form 10-K filed November 30, 2020 (File No. 1-37757)).*

10.16
Amendment No. 1 dated April 8, 2021 to the Term Loan Credit Agreement dated as of May 6, 2019, among the Borrowers, the lenders party hereto, and the Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on April 9, 2021 (File No. 1-37757)).

Adient plc | Form 10-K | 110

10.17
Restricted Shares or Restricted Share Unit Award Agreement for certain salary reduction replacement grants made under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on June 30, 2021 (File No. 1-37757)).*

10.18
Form of Restricted Shares or Restricted Share Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed on March 10, 2021 (File No. 1-37757)).*

10.19
Form of Adient plc Performance Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan, as updated in March 2022 (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed on May 5, 2022 (File No. 1-37757)).*

10.20
Form of Restricted Shares or Restricted Share Unit Award Agreement for salary replacement awards for Jerome J. Dorlack made under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on September 23, 2022 (File No. 1-37757)).*

10.21
Amendment Agreement No. 1, dated March 13, 2023, to Amended and Restated Revolving Credit Agreement, dated as of November 2, 2022, among Adient US LLC, the other borrower subsidiaries party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed May 3, 2023 (File No. 1-37757)).

10.22
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

10.23
Amendment Agreement, dated March 13, 2023, to Term Loan Credit Agreement, dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to Adient plc’s Quarterly Report on Form 10-Q filed May 3, 2023 (File No. 1-37757)).

10.24
Amendment No. 2, dated April 24, 2023, to the Term Loan Credit Agreement dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to Adient plc’s Quarterly Report on Form 10-Q filed May 3, 2023 (File No. 1-37757)).

10.25
Amendment No. 3 dated January 31, 2024 to the Term Loan Credit Agreement dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on February 1, 2024 (File No. 1-37757)).

10.26
Form of Restricted Shares or Restricted Share Unit Award Agreement for certain retention awards made under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to Adient plc’s Annual Report on Form 10-K filed November 18, 2024 (File No. 1-37757)).*

10.27
Amendment No. 4 dated December 12, 2024 to the Term Loan Credit Agreement dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on December 13, 2024 (File No. 1-37757)).

10.28
Adient plc 2021 Omnibus Incentive Plan, as Amended and Restated effective as of March 11, 2025 (incorporated by reference to Annex A of Adient’s Definitive Proxy Statement on Schedule 14A filed on January 22, 2025 for the Adient plc 2025 annual general meeting of shareholders held March 11, 2025) (File No. 1-37757).*

Adient plc | Form 10-K | 111

10.29
Amendment Agreement No. 5, dated October 17, 2025, to the Amended and Restated Revolving Credit Agreement, dated as of November 2, 2022, among Adient US LLC, the other borrower subsidiaries party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on October 17, 2025 (File No. 1-37757)).*

19.1	Adient plc Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Adient plc’s Annual Report on Form 10-K filed November 18, 2024 (File No. 1-37757)).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1
Adient plc Amended and Restated Executive Compensation Incentive Recoupment Policy (incorporated by reference to Exhibit 97.1 to Adient plc’s Annual Report on Form 10-K filed November 18, 2024 (File No. 1-37757)).*

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
Adient plc | Form 10-K | 112

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc

By:	/s/ Jerome J. Dorlack
Jerome J. Dorlack
President and Chief Executive Officer and a Director
Date:	November 18, 2025

By:	/s/ Mark A. Oswald
Mark A. Oswald
Executive Vice President and Chief Financial Officer
Date:	November 18, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 18, 2025, by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ Jerome J. Dorlack	/s/ Mark A. Oswald
Jerome J. Dorlack	Mark A. Oswald
President and Chief Executive Officer and a Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Gregory S. Smith	/s/ Frederick A. Henderson
Gregory S. Smith	Frederick A. Henderson
Senior Vice President and Chief Accounting Officer	Non-Executive Chairman and Director
(Principal Accounting Officer)

/s/ Julie L. Bushman	/s/ Peter H. Carlin
Julie L. Bushman	Peter H. Carlin
Director	Director

/s/ Jodi E. Eddy	/s/ Richard Goodman
Jodi E. Eddy	Richard Goodman
Director	Director

/s/ José M. Gutiérrez	/s/ Barb J. Samardzich
José M. Gutiérrez	Barb J. Samardzich
Director	Director

Adient plc | Form 10-K | 113