Form 10-Q
period 2025-12-31
Adient plc
filed 2026-02-04
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
or
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

At December 31, 2025, 78,329,803 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended December 31, 2025

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended December 31,
(in millions, except per share data)	2025	2024
Net sales	$3,644	$3,495
Cost of sales	3,427	3,279
Gross profit	217	216
Selling, general and administrative expenses	130	125
Restructuring and impairment costs	24	23
Equity income	27	25
Earnings before interest and income taxes	90	93
Net financing charges	48	45
Other pension expense	1	1
Income before income taxes	41	47
Income tax provision	42	22
Net income (loss)	(1)	25
Income attributable to noncontrolling interests	21	25
Net income (loss) attributable to Adient	$(22)	$—

Earnings (loss) per share:
Basic	$(0.28)	$—
Diluted	$(0.28)	$—

Shares used in computing earnings per share:
Basic	78.7	84.4
Diluted	78.7	84.7

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended December 31,
(in millions)	2025	2024
Net income (loss)	$(1)	$25
Other comprehensive income, net of tax:
Foreign currency translation adjustments	14	(236)
Realized and unrealized gains (losses) on derivatives	6	(8)
Other comprehensive income (loss)	20	(244)
Total comprehensive income (loss)	19	(219)
Comprehensive income attributable to noncontrolling interests	27	6
Comprehensive loss attributable to Adient	$(8)	$(225)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	December 31, 2025	September 30, 2025
Assets
Cash and cash equivalents	$855	$958
Accounts receivable - net	1,638	1,873
Inventories	760	695
Other current assets	663	607
Current assets	3,916	4,133
Property, plant and equipment - net	1,401	1,409
Goodwill	1,812	1,807
Other intangible assets - net	313	319
Investments in partially-owned affiliates	312	276
Assets held for sale	12	9
Other noncurrent assets	1,008	1,001
Total assets	$8,774	$8,954
Liabilities and Shareholders' Equity
Short-term debt	$2	$2
Current portion of long-term debt	9	9
Accounts payable	2,533	2,549
Accrued compensation and benefits	317	393
Other current liabilities	731	734
Current liabilities	3,592	3,687
Long-term debt	2,380	2,386
Pension and postretirement benefits	112	112
Other noncurrent liabilities	593	611
Long-term liabilities	3,085	3,109
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	68	95
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at December 31, 2025	—	—
Ordinary shares issued, par value $0.001; $500,000,000 shares authorized, 78,329,803 shares issued and outstanding at December 31, 2025	—	—
Additional paid-in capital	3,579	3,602
Accumulated deficit	(1,188)	(1,166)
Accumulated other comprehensive loss	(656)	(670)
Shareholders' equity attributable to Adient	1,735	1,766
Noncontrolling interests	294	297
Total shareholders' equity	2,029	2,063
Total liabilities and shareholders' equity	$8,774	$8,954

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended December 31,
(in millions)	2025	2024
Operating Activities
Net loss attributable to Adient	$(22)	$—
Income attributable to noncontrolling interests	21	25
Net income (loss)	(1)	25
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	69	69
Amortization of intangibles	11	11
Pension and postretirement expense	3	2
Pension and postretirement contributions, net	—	(8)
Equity in earnings of partially-owned affiliates, net of dividends received	(27)	(15)
Gain on sale of interests in nonconsolidated partially-owned affiliates	—	(4)
Deferred income taxes	(2)	7
Non-cash impairment charges	—	10
Equity-based compensation	8	5
Other	2	(3)
Changes in assets and liabilities excluding impact of acquisitions/divestitures:
Receivables	243	402
Inventories	(65)	6
Other assets	(42)	(70)
Accounts payable and accrued liabilities	(143)	(329)
Accrued income taxes	24	1
Cash provided by operating activities	80	109
Investing Activities
Capital expenditures	(65)	(64)
Sale of property, plant and equipment	2	6
Business divestitures	—	27
Investments in partially-owned affiliates	(4)	(3)
Other	(1)	—
Cash used by investing activities	(68)	(34)
Financing Activities
Increase (decrease) in short-term debt	—	(1)
Repayment of long-term debt	(2)	(2)
Debt financing costs	(6)	(1)
Share repurchases	(25)	(25)
Acquisition of a noncontrolling interest	—	(28)
Dividends paid to and other transactions with noncontrolling interests	(76)	(42)
Share based compensation and other	(5)	(3)
Cash used by financing activities	(114)	(102)
Effect of exchange rate changes on cash and cash equivalents	(1)	(58)
Decrease in cash and cash equivalents	(103)	(85)
Cash and cash equivalents at beginning of period	958	945
Cash and cash equivalents at end of period	$855	$860
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
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities ("VIEs") for the reporting periods ended December 31, 2025, and September 30, 2025, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	December 31, 2025	September 30, 2025
Current assets	$253	$304
Noncurrent assets	95	94
Total assets	$348	$398

Current liabilities	$224	$257
Noncurrent liabilities	10	10
Total liabilities	$234	$267

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table shows the computations of basic and diluted earnings (loss) per share:

	Three Months Ended December 31,
(in millions, except per share data)	2025	2024
Income available to shareholders
Net income (loss) attributable to Adient	$(22)	$—

Weighted average shares outstanding
Basic weighted average shares outstanding	78.7	84.4
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	—	0.3
Diluted weight average shares outstanding	78.7	84.7

Earnings (loss) per share:
Basic	$(0.28)	$—
Diluted	$(0.28)	$—
Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for the three months ended December 31, 2025 as a result of being in a loss position. The effect of common stock equivalents which would have been anti-dilutive was excluded, and immaterial, from the calculation of diluted earnings per share for the three months ended December 31, 2024.

New Accounting Pronouncements

Standards to be Adopted During Fiscal 2026

Adient adopted Accounting Standards Codification ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in fiscal 2026 which requires additional annual disclosures about the reporting entity's reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. The ASU also requires further disaggregation of income tax amounts paid by federal, state and foreign, as well as by material jurisdiction.

Standards Effective After Fiscal 2026

Adient has considered the new standards that are summarized below, each to be effective after fiscal 2026 which are not expected to significantly impact the consolidated financial statements:

Standard to be Adopted	Description	Date Effective
ASU 2025-05 Measurement of Credit Losses for Accounts Receivable and Contract Assets (Financial Instruments – Credit Losses (Topic 326))	The ASU provides a practical expedient and an accounting policy election under which conditions at the period-end date can be assumed to remain unchanged for an asset’s remaining life when estimating credit losses on current accounts receivable and current contract assets arising from transactions under ASC 606 Revenue from contracts with customers. The update is expected to simplify the credit loss assessment when applying Topic 326.	October 1, 2026
ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense: Disaggregation Disclosures (Subtopic 220-40)	The ASU requires disclosures of specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period, including: the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. It also requires disclosures of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	October 1, 2027
Adient plc | Form 10-Q | 8

ASU 2025-06 Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	The ASU amends the timing for capitalizing eligible internal use software costs. Under the new guidance, an entity is required to start capitalizing software costs when both of the following occur: 1) Management has authorized and committed to funding the software project; and 2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The ASU does not change the types of costs eligible for capitalization or the associated amortization and impairment guidance.	October 1, 2028
ASU 2025-10 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	The ASU provides guidance over recognition, measurement and presentation of government grants received by public business entities. Under the ASU, a government grant is recognized when: 1) it is probable all conditions attached to the grant will be complied and the grant will be received; and 2) specific recognition guidance for the grant related to an asset or income is met. The benefit of the grant is in general recognized in earnings in a systematic and rational manner over the period in which the relevant expenses are recognized.	October 1, 2029

2. Revenue Recognition

Adient generates revenue through the sale of automotive seating solutions, including complete seating systems and the components of complete seating systems. Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, the program can be canceled at any time without cause by the customer. Programs awarded to Adient to supply parts to its customers do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is generally recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments (some of which are accounted for as variable consideration and subject to being constrained), net of the impact, if any, of consideration paid to the customer. Approximately 2% of net sales recorded during the first quarter of fiscal 2026 were related to product sales transacted in prior periods.

In pursuit of new program awards, Adient at times agrees to make upfront payments to customers. Each time such a payment is made, Adient evaluates its nature, the underlying economics, legal and compliance ramifications, and other relevant factors and circumstances. These payments are deemed to be consideration payable to customers and are generally recognized as a reduction to revenue once mutually agreed. Certain upfront payments, however, are capitalized as other current and noncurrent assets if they are determined to be incremental, attributable only to the specific new program being awarded, and recoverable. As products under the new program are sold to the customer, the capitalized amount is amortized and recognized as a reduction to revenue over the term of the program, typically between three and seven years. Adient assesses recoverability of the capitalized amounts on an on-going basis. Any amounts that are concluded to be no longer recoverable are immediately recognized as a reduction to revenue. As of December 31, 2025 and September 30, 2025, Adient maintained capitalized upfront payments of $186 million and $174 million, respectively, within other noncurrent assets.

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet
Adient plc | Form 10-Q | 9

been satisfied and revenue has not been recognized. No material contract assets or liabilities exist at December 31, 2025 or at September 30, 2025. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to the consolidated financial statements for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

During the first quarter of fiscal 2026, Adient invested $4 million to acquire 49% interest in a joint venture in China. The investment is expected to expand Adient's commercial and geographical footprint in China. The new investment is accounted for using the equity method of accounting and presented as part of investments in partially-owned affiliates on Adient's consolidated statements of financial position.

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

4. Inventories

Inventories consisted of the following:

(in millions)	December 31, 2025	September 30, 2025
Raw materials and supplies	$565	$522
Work-in-process	28	29
Finished goods	167	144
Inventories	$760	$695

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2025	$607	$—	$1,200	$1,807
Currency translation	(1)	—	6	5
Balance at December 31, 2025	$606	$—	$1,206	$1,812

Due to the continued and sustained decline in the market value of its ordinary shares during the second quarter of fiscal 2025 resulting from the uncertainties surrounding future production volume within the automotive industry, a triggering event was identified requiring a quantitative impairment analysis as of March 31, 2025. As a result, a $333 million non-cash goodwill impairment was recorded in the EMEA reporting unit during the quarter ended March 31, 2025. No amounts of goodwill remain recorded in EMEA.

Refer to Note 15, "Segment Information," of the notes to the consolidated financial statements for more information on Adient's reportable segments.

Adient plc | Form 10-Q | 10

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	December 31, 2025			September 30, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets
Patented technology	$82	$(48)	$34	$81	$(45)	$36
Customer relationships	547	(279)	268	537	(265)	272
Other	15	(4)	11	15	(4)	11
Total other intangible assets	$644	$(331)	$313	$633	$(314)	$319

Amortization of other intangible assets for the three months ended December 31, 2025 and 2024 was $11 million and $11 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	Three Months Ended December 31,
(in millions)	2025	2024
Balance at beginning of period	$22	$22
Accruals for warranties issued during the period	—	—
Settlements/adjustments made (in cash or in kind) during the period	(1)	(1)
Balance at end of period	$21	$21

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

The components of lease costs included in the consolidated statements of income (loss) for the three months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended December 31,
(in millions)	2025	2024
Operating lease cost	$28	$27
Short-term lease cost	8	7
Total lease cost	$36	$34

Adient plc | Form 10-Q | 11

Operating lease right-of-use assets and lease liabilities included in the consolidated statements of financial position were as follows:

(in millions)		December 31, 2025	September 30, 2025
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$258	$259

Operating lease liabilities - current	Other current liabilities	$82	$82
Operating lease liabilities - noncurrent	Other noncurrent liabilities	175	176
		$257	$258

Weighted average remaining lease term:
Operating leases		5 years	5 years

Weighted average discount rate:
Operating leases		6.4%	6.0%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2025 were as follows:

Fiscal years (in millions)	Operating Leases
2026 (excluding the three months ended December 31, 2025)	$75
2027	76
2028	52
2029	33
2030	22
Thereafter	46
Total lease payments	304
Less: imputed interest	(47)
Present value of lease liabilities	$257

Supplemental cash flow information related to leases was as follows:

	Three Months Ended December 31,
(in millions)	2025	2024
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$18	$19

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$28	$27

Adient plc | Form 10-Q | 12

8. Debt and Financing Arrangements

Long-term and short-term debt consisted of the following:

(in millions)	December 31, 2025	September 30, 2025
Long-term debt:
8.25% Notes due 2031	$500	$500
7.00% Secured Notes due 2028	500	500
Term Loan B due in 2031	624	626
7.50% Notes due in 2033	795	795
Other bank borrowings and finance lease obligations	6	5
Less: debt issuance costs	(36)	(31)
Gross long-term debt	2,389	2,395
Less: current portion	9	9
Net long-term debt	$2,380	$2,386

Short-term debt:
Other bank borrowings	$2	$2
Total short-term debt	$2	$2

As of September 30, 2025, Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintained an asset-based revolving credit facility (the "ABL Credit Facility"), which provided for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. During the first quarter of fiscal 2026, Adient amended the ABL Credit Facility, reducing the maximum facility from $1,250 million to $1,000 million (consisting of a North American subfacility of up to $895 million and a European subfacility of up to $105 million). Under the amended agreement, Adient will pay a commitment fee of 0.20% - 0.25% (previously 0.25% to 0.375%) on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Adient incurred $6 million of costs associated with this amendment, which was recorded as deferred financing costs. The amended ABL Credit Facility is set to mature in October 2030 (previously November 2027), subject to certain springing maturity provisions. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the amended ABL Credit Facility then in effect. Subject to certain conditions, the amended ABL Credit Facility may be expanded by up to $500 million in additional commitments. Loans under the amended ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the amended ABL Credit Facility to incorporate certain sustainability-based pricing provisions. The amended ABL Credit Facility is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the amended ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in Dollars, EURIBOR, in the case of amounts outstanding in Euros, STIBOR, in the case of amounts outstanding in Swedish Krona and SONIA, in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of 1.25% - 1.75% (previously 1.50% to 2.00%). As of December 31, 2025, Adient had not drawn down on the amended ABL Credit Facility and had availability under this facility of $823 million (net of $8 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $624 million and $626 million as of December 31, 2025 and September 30, 2025, respectively. During the first quarter of fiscal 2025, the Term Loan B Agreement was amended to reduce the applicable margin from 2.75% to 2.25%. Adient incurred $1 million of costs associated with the modification, which was recorded as deferred financing costs. The maturity date was also extended from April 2028 to January 2031. The amended Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The amended Term Loan B Agreement permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject
Adient plc | Form 10-Q | 13

to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the amended Term Loan B Agreement accrues at Term SOFR plus an applicable margin. During the second quarter of fiscal 2026, Adient further amended the Term Loan B Agreement to reduce the applicable margin from 2.25% to 2.00%. Adient incurred $1 million of costs associated with this amendment, which was recorded as deferred financing costs.

The amended ABL Credit Facility and amended Term Loan B Agreement contain covenants that are usual and customary for facilities and debt instruments of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay dividends or make other distributions on, or repurchase or redeem, Adient’s capital stock or certain other debt; make other restricted payments; and consolidate or merge with, or convey, transfer or lease all or substantially all of Adient’s and its restricted subsidiaries’ assets, to another person. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, cross-default clauses with other debt arrangements, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, maintains (i) $500 million in aggregate principal amount of 7.00% senior secured notes due 2028, (ii) $500 million in aggregate principal amount of 8.250% senior unsecured notes due 2031 and (iii) $795 million in aggregate principal amount of 7.50% senior unsecured notes due 2033. Interest on notes (i) and (ii) are paid on April 15 and October 15 each year. Interest on note (iii) is paid on February 15 and August 15 each year. These notes contain covenants that are usual and customary.

Net Financing Charges

Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended December 31,
(in millions)	2025	2024
Interest expense, net of capitalized interest costs	$52	$47
Banking fees and debt issuance cost amortization	4	4
Interest income	(8)	(7)
Net foreign exchange	—	1
Net financing charges	$48	$45

Total interest paid on both short and long-term debt for the three months ended December 31, 2025 and 2024 was $53 million and $52 million, respectively.

Other Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of December 31, 2025, $169 million was funded under these programs compared to $185 million as of September 30, 2025.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of December 31, 2025, Adient's liabilities related to this program were $109 million which is recorded within accounts payable ($14 million) and other current liabilities ($95 million) in Adient’s consolidated statements of financial position. As of September 30, 2025, Adient's liabilities related to this program were $105 million which is recorded within accounts payable ($16 million) and other current liabilities
Adient plc | Form 10-Q | 14

($89 million) in Adient’s consolidated statements of financial position. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

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

Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, “Derivatives and Hedging,” and the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2025 and September 30, 2025, respectively.

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

During the first quarter of fiscal 2026, Adient entered into a cross-currency interest rate swap agreement with an aggregate notional amount of $60 million in order to hedge the foreign currency risk associated with its net investment in Japanese subsidiaries. The agreement will expire during the first quarter of fiscal 2027 and has been designated as a net investment hedge of Adient's Japanese yen denominated subsidiaries. The currency remeasurement impacts of the instruments are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment. Under the terms of the agreement, Adient receives fixed-rate interest payments in U.S. dollar at a rate of 2.85% and pays 0.00% on the fixed-rate yen leg. The interest rate differentials are recorded within net financing charges on the consolidated statement of income (loss).

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

During the third quarter of fiscal 2024, Adient entered into a ¥570 million ($78 million) foreign currency exchange contract to selectively hedge portions of its net investment in China. During the first quarter of fiscal 2026, ¥413 million ($58 million) of the notional amount have matured, the impact of which was not material. The remainder of the contract is set to mature in June 2026.

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

Adient plc | Form 10-Q | 15

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	December 31, 2025	September 30, 2025	December 31, 2025	September 30, 2025
Other current assets
Foreign currency exchange derivatives	$34	$32	$7	$4
Cross-currency interest rate swaps	1	—	—	—
Other noncurrent assets
Foreign currency exchange derivatives	2	1	—	—
Cross-currency interest rate swaps	—	—	—	—
Total assets	$37	$33	$7	$4

Other current liabilities
Foreign currency exchange derivatives	$6	$7	$—	$—
Cross-currency interest rate swaps	—	1		—
Other noncurrent liabilities
Foreign currency exchange derivatives	—	2	—	1
Cross-currency interest rate swaps	3	3	—	—
Total liabilities	$9	$13	$—	$1

Adient enters into International Swaps and Derivatives Associations ("ISDA") master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of December 31, 2025 and September 30, 2025, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	December 31, 2025	September 30, 2025	December 31, 2025	September 30, 2025
Gross amount recognized	$44	$37	$9	$14
Gross amount eligible for offsetting	(9)	(10)	(9)	(10)
Net amount	$35	$27	$—	$4

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income related to cash flow hedges:

	Three Months Ended December 31,
(in millions)	2025	2024
Foreign currency exchange derivatives	$20	$(14)

Adient plc | Form 10-Q | 16

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended December 31,
		2025	2024
Foreign currency exchange derivatives	Cost of sales	$12	$(8)
During the next twelve months, $30 million of pretax gain on cash flow hedges are expected to be reclassified from AOCI into Adient's consolidated statements of income (loss).

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended December 31,
		2025	2024
Foreign currency exchange derivatives	Cost of sales	$—	$(3)
Foreign currency exchange derivatives	Net financing charges	4	(13)
Total		$4	$(16)

The effective portion of pretax gains (losses) recorded in currency translation adjustment ("CTA") within other comprehensive income (loss) related to net investment hedges was $0 million and $4 million for the three months ended December 31, 2025 and 2024, respectively. For the three months ended December 31, 2025 and 2024, respectively, no significant gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges.

For the three months ended December 31, 2025 and 2024, no ineffectiveness was recognized in the consolidated statements of income (loss) resulting from cash flow hedges.

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

Recurring Fair Value Measurements

The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

Adient plc | Form 10-Q | 17

	Fair Value Measurements Using:
(in millions)	Total as of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$41	$—	$41	$—
Cross-currency interest rate swaps	1	—	1	—
Other noncurrent assets
Foreign currency exchange derivatives	2	—	2	—
Total assets	$44	$—	$44	$—
Other current liabilities
Foreign currency exchange derivatives	$6	—	$6	—
Other noncurrent liabilities
Foreign currency exchange derivatives	—	—	—	—
Cross-currency interest rate swaps	3		3
Total liabilities	$9	$—	$9	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$36	$—	$36	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Total assets	$37	$—	$37	$—
Other current liabilities
Foreign currency exchange derivatives	$7	$—	$7	$—
Cross-currency interest rate swaps	1	—	1	—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Cross-currency interest rate swaps	3		3
Total liabilities	$14	$—	$14	$—

Valuation Methods
Foreign currency exchange derivatives: Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2025 and September 30, 2025, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income (loss).

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.5 billion at both December 31, 2025 and September 30, 2025, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.
Adient plc | Form 10-Q | 18

11. Equity and Noncontrolling Interests

For the three months ended December 31, 2025:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2025	$—	$3,602	$(1,166)	$(670)	$1,766	$297	$2,063
Net income (loss)	—	—	(22)	—	(22)	12	(10)
Foreign currency translation adjustments	—	—	—	8	8	3	11
Realized and unrealized gains on derivatives	—	—	—	6	6	—	6
Dividends attributable to noncontrolling interests	—	—	—	—	—	(18)	(18)
Repurchases of common stock	—	(25)	—	—	(25)	—	(25)
Share based compensation and other	—	2	—	—	2	—	2
Balance at December 31, 2025	$—	$3,579	$(1,188)	$(656)	$1,735	$294	$2,029

For the three months ended December 31, 2024:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2024	$—	$3,712	$(885)	$(693)	$2,134	$309	$2,443
Net income	—	—	—	—	—	15	15
Foreign currency translation adjustments	—	—	—	(217)	(217)	(11)	(228)
Realized and unrealized gains (losses) on derivatives	—	—	—	(8)	(8)	—	(8)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(10)	(10)
Purchase of noncontrolling interest (1)	—	(7)	—	(2)	(9)	(19)	(28)
Repurchases of common stock	—	(25)	—	—	(25)	—	(25)
Share based compensation and other	—	2	—	—	2	—	2
Balance at December 31, 2024	$—	$3,682	$(885)	$(920)	$1,877	$284	$2,161

(1) Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

Adient plc | Form 10-Q | 19

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended December 31,
(in millions)	2025	2024
Foreign currency translation adjustments
Balance at beginning of period	$(687)	$(673)
Aggregate adjustment for the period, net of tax	8	(219)
Balance at end of period (1)	$(679)	$(892)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$18	$(19)
Current period changes in fair value, net of tax	16	(13)
Reclassification to income, net of tax	(10)	5
Balance at end of period	$24	$(27)
Pension and postretirement plans
Balance at beginning of period	$(1)	$(1)
Balance at end of period	$(1)	$(1)
Accumulated other comprehensive loss, end of period	$(656)	$(920)

(1) Foreign currency translation adjustments as of December 31, 2025 and 2024 include (losses) gains on designated net investment hedge instruments of $(7) million and $1 million, respectively. During the next twelve months, no gains or losses are expected to be reclassified from AOCI into Adient's consolidated statements of income (loss).

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

	Three Months Ended December 31,
(in millions)	2025	2024
Beginning balance	$95	$91
Net income	9	10
Dividends	(39)	(31)
Foreign currency translation adjustments	3	(8)
Ending balance	$68	$62

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of Adient's ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. From fiscal 2023 through fiscal 2025, Adient repurchased and immediately retired a total of 17,297,377 ordinary shares. The aggregate amount of cash paid to repurchase the shares was $465 million, all of which had been spent through September 30, 2025. During the first quarter of fiscal 2026, Adient repurchased and immediately retired 1,232,932 of its ordinary shares at an average purchase price per share of $20.27, for an aggregate amount of cash paid of $25 million. As of December 31, 2025, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $110 million.

Adient plc | Form 10-Q | 20

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended December 31,
(in millions)	2025	2024
Service cost	$2	$1
Interest cost	4	4
Expected return on plan assets	(3)	(3)
Net periodic benefit cost	$3	$2

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

During the first three months of fiscal 2026, Adient committed to restructuring actions ("2026 Plan") resulting in charges of $23 million. Additional charges totaling $1 million related to prior year plans were also recorded during the three months ended December 31, 2025. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The 2026 Plan is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with the 2026 Plan will primarily occur in fiscal years 2026 and 2027, and are expected to be substantially complete by fiscal year 2027. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income (loss). The following tables summarize the changes in Adient's restructuring reserve.
Adient plc | Form 10-Q | 21

For the three months ended December 31, 2025:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2025	$128	$6	$134
2026 Plan charges	23	—	23
Utilized - cash	(16)	—	(16)
Noncash and other adjustments	1	—	1
Balance at December 31, 2025	$136	$6	$142

Current restructuring reserve - other current liabilities			$93
Noncurrent restructuring reserve - other noncurrent liabilities			49
Balance at December 31, 2025			$142

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

Impairment
During the first three months of fiscal 2025, Adient recorded a non-cash impairment loss of $10 million on its investment in Adient Aerospace. The impairment is included in restructuring and impairment costs in the consolidated statements of income (loss). Refer also to Note 5, “Goodwill and Other Intangible Assets” of the notes to the consolidated financial statements for information about the EMEA goodwill impairment recorded during fiscal 2025.

Adient plc | Form 10-Q | 22

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended December 31, 2025, Adient’s income tax expense was $42 million equating to an effective tax rate of 102%. The three month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the establishment of uncertain tax positions associated with a foreign tax audit settlement expected to be finalized in fiscal 2026 and the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by tax benefits related to audit closures and statute expirations. For the three months ended December 31, 2024, Adient’s income tax expense was $22 million equating to an effective tax rate of 47%. The three month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and tax expense related to foreign exchange remeasurements of tax balances primarily in Mexico, partially offset by tax benefits from the release of uncertain tax positions due to statute expirations.

Valuation Allowances

As a result of Adient's first quarter fiscal 2026 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.

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

Uncertain Tax Positions

At December 31, 2025, Adient had gross tax effected unrecognized tax benefits of $405 million. If recognized, $127 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at December 31, 2025 was approximately $33 million (net of tax benefit). The interest and penalties accrued for the three months ended December 31, 2025 was $14 million, which includes $12 million of interest and penalties on uncertain tax positions related to a foreign tax audit settlement that was initiated in the first quarter of fiscal 2026. As a result of initiating the foreign tax audit settlement, Adient also recognized tax expense (excluding interest and penalties) of $10 million during the three months ended December 31, 2025. Subsequent to December 31, 2025, there was a partial settlement of this foreign tax audit, with final settlement expected during the second quarter of fiscal 2026. The final settlement is not expected to result in a material change to amounts recorded at December 31, 2025. Additionally, during the three months ended December 31, 2025, Adient recognized a tax benefit of $10 million due to the release of uncertain tax positions due to audit closures and statute expirations. At September 30, 2025, Adient had gross tax effected unrecognized tax benefits of $404 million. If recognized, $114 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at September 30, 2025 was approximately $21 million (net of tax benefit). The interest and penalties accrued for the three months ended December 31, 2024 was $1 million. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Adient plc | Form 10-Q | 23

Other

The Organization for Economic Cooperation and Development’s Pillar Two initiative, which introduced a 15% global minimum tax applied on a country by country basis, was applicable for Adient beginning in fiscal 2025. Adient has estimated the annual effect of these rules and the impact on Adient’s effective tax rate is not material. Adient will continue to monitor and evaluate new legislation and guidance related to Pillar Two, including the OECD’s administrative guidance published on January 5, 2026, which could change our current assessment.

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

15. Segment Information

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, the Middle East, and Africa ("EMEA"); and 3) Asia Pacific/China ("Asia").

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

The following tables summarize Adient's reportable segments' sales and Adjusted EBITDA for the three months ended December 31, 2025 and 2024, respectively, which include significant expenses that align with the segment-level information that is regularly provided to the CODM. The reportable segments’ Adjusted EBITDA is reconciled to income (loss) before income taxes respectively.
Adient plc | Form 10-Q | 24

	Three Months Ended December 31, 2025
(in millions)	Americas	EMEA	Asia	Consolidated

Segment net sales	$1,642	$1,205	$819	$3,666
Eliminations				(22)
Consolidated net sales				$3,644

Material costs	1,041	742	581
Labor and overhead	482	381	115
Administrative, engineering and allocated costs	39	53	32
Equity income	—	5	24
Adjusted EBITDA	$80	$34	$115	$229

Reconciliation to income (loss) before income taxes
Corporate-related costs (1)				(22)
Restructuring and impairment costs (2)				(24)
Purchase accounting amortization (3)				(11)
Restructuring-related activities (4)				(7)
Depreciation expense				(69)
Equity based compensation				(8)
Other items (5)				2
Net financing charges				(48)
Other pension expense				(1)
Income (loss) before income taxes				41

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments, including restructuring charges of $24 million. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities, including $5 million of restructuring-related charges primarily recorded in cost of sales and a $2 million of restructuring charge at partially-owned affiliates recorded within equity income.

(5) Includes a $2 million gain on a non-recurring contract related settlement recorded in SG&A.

Adient plc | Form 10-Q | 25

	Three Months Ended December 31, 2024
(in millions)	Americas	EMEA	Asia	Consolidated

Segment net sales	$1,611	$1,129	$772	$3,512
Eliminations				(17)
Consolidated net sales				$3,495

Material costs	1,033	712	539
Labor and overhead	444	353	105
Administrative, engineering and allocated costs	49	47	33
Equity income	—	5	16
Adjusted EBITDA	$85	$22	$111	$218

Reconciliation to income (loss) before income taxes
Corporate-related costs (1)				(22)
Restructuring and impairment costs (2)				(23)
Purchase accounting amortization (3)				(11)
Restructuring-related activities (4)				(1)
Gain on disposal transactions (5)				4
Depreciation expense				(69)
Equity based compensation				(5)
Other items (6)				2
Net financing charges				(45)
Other pension expense				(1)
Income (loss) before income taxes				47

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments, including restructuring charges of $13 million and an impairment charge of $10 million related to Adient’s investment in Adient Aerospace. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities, including $6 million in restructuring-related charges primarily recorded in cost of sales, partially offset by a $5 million gain on sale of a restructured facility in Americas recorded in SG&A.

(5) Includes a $4 million gain on sale of its partially-owned investment in Setex recorded within equity income. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

(6) Includes a $2 million gain on a non-recurring contract related settlement recorded in SG&A.

Adient plc | Form 10-Q | 26

Additional Segment Information

	Three Months Ended December 31, 2025
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Total Assets	2,804	1,910	3,186	874	8,774
Investment in partially-owned affiliates	2	41	269		312
Equity income	—	5	24	(2)	27
Depreciation	31	26	12		69
Amortization	1	—	10		11
Capital Expenditures	28	24	13		65

(1) Corporate-related assets primarily include cash and assets held for sale. Specific reconciling item for equity income represents $2 million of restructuring charges at affiliates.

	Three Months Ended December 31, 2024
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Total Assets	2,593	2,046	3,025	869	8,533
Investment in partially-owned affiliates	2	41	275	—	318
Equity income	—	5	16	4	25
Depreciation	31	27	11	—	69
Amortization	3	—	8	—	11
Capital Expenditures	27	27	10	—	64

(1) Corporate-related assets primarily include cash and assets held for sale. Specific reconciling item for equity income represents a $4 million one-time gain on the sale of Adient's partially-owned investment in Setex.

Adient plc | Form 10-Q | 27

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended December 31,
(in millions)	2025	2024
Americas
United States	$1,468	$1,445
Mexico	628	608
Other Americas	79	75
Regional elimination	(533)	(517)
	1,642	1,611
EMEA
Germany	226	209
Poland	206	201
Czech Republic	169	176
Spain	198	181
Sweden	159	139
Romania	130	126
Other EMEA	411	384
Regional elimination	(294)	(287)
	1,205	1,129
Asia
China	425	335
Thailand	117	123
Korea	111	147
Japan	106	107
Other Asia	78	78
Regional elimination	(18)	(18)
	819	772

Inter-segment elimination	(22)	(17)

Total	$3,644	$3,495

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the investments in partially-owned affiliates line in the consolidated statements of financial position as of December 31, 2025 and September 30, 2025. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the equity income line in the consolidated statements of income (loss) for the three and nine months ended December 31, 2025 and 2024, respectively. Adient maintains total investments in partially-owned affiliates of $312 million and $276 million at December 31, 2025 and September 30, 2025,
Adient plc | Form 10-Q | 28

respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Three Months Ended December 31,
(in millions)	2025	2024
Income statement data:
Net sales	$972	$1,000
Gross profit	$104	$79
Net income	$55	$44
Net income attributable to the entity	$54	$43

Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for transactions involving Adient's investments in nonconsolidated partially-owned affiliates.

17. Commitments and Contingencies

Adient is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product recall, product liability, casualty environmental, safety and health, intellectual property, employment, trade compliance, commercial and contractual matters, and various other matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to Adient, it is management's opinion that none of these will have a material adverse effect on Adient's financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $3 million at both December 31, 2025 and September 30, 2025. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

The following table sets forth the location and amounts of net sales to and purchases from related parties included in Adient's consolidated statements of income (loss):

		Three Months Ended December 31,
(in millions)		2025	2024
Net sales to related parties	Net sales	$28	$56
Purchases from related parties	Cost of sales	91	83

Adient plc | Form 10-Q | 29

The following table sets forth the locations and amount of accounts receivable due from and payable to related parties in Adient's consolidated statements of financial position:

(in millions)		December 31, 2025	September 30, 2025
Accounts receivable from related parties	Accounts receivable	$10	$16
Accounts payable to related parties	Accounts payable/other current liabilities	40	58

Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for transactions involving Adient's investments in nonconsolidated partially-owned affiliates which have impacted Adient's related party transactions.

Adient plc | Form 10-Q | 30

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," "forecast," "project," "should," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the effects of local and national economic, credit and capital market conditions (including the persistence of high interest rates, vehicle affordability and volatile currency exchange rates) on the global economy, increased competitive pressures in the EMEA and Asia regions from Chinese OEMs, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, automotive vehicle production levels, mix and schedules, as well as the concentration of exposure to certain automotive manufacturers particularly new entrants in the China market, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, risks associated with Adient’s joint ventures, volatile energy markets, Adient’s ability and timing of customer recoveries for increased input costs, the availability of raw materials and component products (including components required by Adient’s customers for the manufacture of vehicles), risks associated with warranty and product recall and product liability exposures, geopolitical uncertainties such as the Ukraine and Middle East conflicts and the impact on the regional and global economies and additional pressure on supply chain and vehicle production, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to successfully identify suitable opportunities for organic investment and/or acquisitions and to integrate such investments and/or acquisitions, work stoppages, including due to strikes, supply chain disruptions and similar events, wage inflationary pressures due to labor shortages and new labor negotiations, the ability of Adient to execute its restructuring plans and achieve the desired benefit, the ability of Adient to meet debt service requirements and terms of future financing, the impact of global tax reform legislation, the impact of more aggressive positions taken by tax authorities, potential adjustment of the value of deferred tax assets, global climate change and related emphasis on sustainability matters by various stakeholders, and the ability of Adient to achieve its sustainability-related goals, cancellation of, or changes to, commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31,2025 and the Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within this report as well as within Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, unless otherwise specified, and Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income (loss) before income taxes and noncontrolling interests, excluding net financing charges, restructuring and impairment costs, restructuring-related costs, net mark-to-market adjustments on pension plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items (“Adjusted EBITDA”). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker. Refer to Note 15, “Segment Information,” of the notes to the consolidated financial statements for additional information on Adient's reportable segments.

Factors Affecting Adient’s Operating Environment

The results presented below are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to face a dynamic environment surrounding future production volume. This dynamic environment is the result of a combination of factors experienced over the recent past including softening consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest expected margin declines as Adient continues to win new business with local OEMs in China, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China, overcapacity in the EMEA reporting unit resulting in pricing pressure, continued disruptions caused by slower EV adoption rates, and interruptions from other suppliers due to production downtime and shortages of critical components or raw materials. Adient has also been experiencing increased levels of discussions with taxing authorities and more aggressive negotiations by the tax authorities as part of tax audits and related inquiries, resulting in higher levels of uncertainty on tax assessment outcomes. These factors may continue to negatively impact Adient’s results in the foreseeable future. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During the three months ended December 31, 2025, global light vehicle production increased 2.1% primarily driven by improved vehicle sales and stronger export activity in Asia.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended December 31,
(units in millions)	2025	Change	2024
Global	24.7	2.1%	24.2
North America	3.5	(2.8)%	3.6
South America	0.8	—%	0.8
EMEA	4.7	4.4%	4.5
China	9.8	3.2%	9.5
Asia, excluding China, and Other	5.9	1.7%	5.8

Source: S&P Global, January 2026

Financial Results Summary
Significant aspects of Adient's financial results for the first quarter of fiscal 2026 include the following:

•Adient recorded net sales of $3,644 million for the first quarter of fiscal 2026, representing an increase of $149 million or 4.3% when compared to the first quarter of fiscal 2025. The increase in net sales is primarily attributable to the favorable
Adient plc | Form 10-Q | 32

impact of foreign currencies, higher overall production volumes in Asia, net of lower overall production volumes in EMEA and Americas, and a net favorable impact of commercial pricing adjustments including customer cost recoveries.

•Gross profit was $217 million, or 6.0% of net sales, for the first quarter of fiscal 2026 compared to $216 million, or 6.2% of net sales for the first quarter of fiscal 2025. Profitability was higher due primarily to the favorable impact of foreign currencies more than offsetting the unfavorable impact of production volume/mix and higher year-over-year operating costs.

•Equity income was $27 million for the first quarter of fiscal 2026, compared to $25 million for the first quarter of fiscal 2025. The increase is primarily attributable to favorable operating performance at partially-owned affiliates.

•Net loss attributable to Adient was $22 million for the first quarter of fiscal 2026, compared to net income attributable to Adient of zero for the first quarter of fiscal 2025. The net loss in the first quarter of fiscal 2026 is primarily attributable to higher income tax expense, unfavorable production volume/mix and higher SG&A expenses, partially offset by the favorable impact of foreign currencies and a decrease in income attributable to noncontrolling interests.

Consolidated Results of Operations

	Three Months Ended December 31,
(in millions)	2025	Change	2024
Net sales	$3,644	4%	$3,495
Cost of sales	3,427	5%	3,279
Gross profit	217	—%	216
Selling, general and administrative expenses	130	4%	125
Restructuring and impairment costs	24	4%	23
Equity income	27	8%	25
Earnings before interest and income taxes	90	(3)%	93
Net financing charges	48	7%	45
Other pension expense	1	—%	1
Income before income taxes	41	(13)%	47
Income tax provision	42	91%	22
Net income (loss)	(1)	>(100%)	25
Income attributable to noncontrolling interests	21	(16)%	25
Net income (loss) attributable to Adient	$(22)	n/a	$—

Net Sales

	Three Months Ended December 31,
(in millions)	2025	Change	2024
Net sales	$3,644	4%	$3,495

Net sales increased by $149 million, or 4%, in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025 due to the favorable impact of foreign currencies ($98 million), higher production volumes in Asia, net of lower production volumes in EMEA and Americas as a result of softening consumer demand and vehicle production disruptions at certain customers ($41 million) and the net favorable impact of commercial pricing adjustments including customer cost recoveries ($10 million).

Adient plc | Form 10-Q | 33

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2025	Change	2024
Cost of sales	$3,427	5%	$3,279
Gross profit	$217	—%	$216
% of sales	6.0%		6.2%

Cost of sales increased by $148 million, or 5%, and gross profit increased by $1 million, or 0.5%, in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025. The year over year increase in cost of sales was primarily due to the unfavorable impact of foreign currencies ($85 million), the net impact of higher production volumes in Asia partially offset by lower production volumes in EMEA and Americas ($52 million) and unfavorable net operating performance including increased program launch costs, inefficiencies related to certain customer disruptions and the impact of tariffs partially offset by favorable material cost adjustments ($11 million). Gross profit for the three months ended December 31, 2025 was impacted by the favorable impact of foreign currencies, partially offset by lower production volume/mix and unfavorable net operating performance including increased program launch costs, inefficiencies related to certain customer disruptions and the net impact of tariffs partially offset by favorable material cost adjustments.

Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended December 31,
(in millions)	2025	Change	2024
Selling, general and administrative expenses	$130	4%	$125
% of sales	3.6%		3.6%

SG&A increased by $5 million, or 4%, year over year primarily due to higher compensation expense including equity and performance-based incentive compensation costs ($9 million), a non-recurring gain on the sale of an asset in the prior year ($5 million) and the unfavorable impact of foreign currencies ($4 million), partially offset by lower net engineering and other administrative spending ($13 million).

Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2025	Change	2024
Restructuring and impairment costs	$24	4%	$23

Restructuring and impairment costs increased by $1 million, or 4%, in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Equity Income

	Three Months Ended December 31,
(in millions)	2025	Change	2024
Equity income	$27	8%	$25

Equity income was $27 million for the first quarter of fiscal 2026, compared to $25 million in the first quarter of fiscal 2025. The increase is primarily attributable to favorable operating performance and volume at partially-owned affiliates ($8 million),
Adient plc | Form 10-Q | 34

partially offset by a one-time gain on the sale of Setex during the first quarter of fiscal 2025 ($4 million) and restructuring-related charges related to certain of Adient's investment in non-consolidated affiliates ($2 million).

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2025	Change	2024
Net financing charges	$48	7%	$45

Net financing charges were higher by $3 million in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025. The increase was primarily due to higher interest expense as a result of higher average interest rates. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions and components of net financing charges.

Other Pension Expense

	Three Months Ended December 31,
(in millions)	2025	Change	2024
Other pension expense	$1	—%	$1

Other pension expense for the first quarter of fiscal 2026 is unchanged as compared to the first quarter of fiscal 2025. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended December 31,
(in millions)	2025	Change	2024
Income tax provision	$42	91%	$22

The first quarter fiscal 2026 income tax expense of $42 million was higher than the Irish statutory rate of 12.5% primarily due to the establishment of uncertain tax positions associated with a foreign tax audit settlement expected to be finalized in fiscal 2026 and the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by tax benefits related to audit closures and statute expirations. The first quarter fiscal 2025 income tax expense of $22 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and $6 million tax expense related to foreign exchange remeasurements of tax balances primarily in Mexico, partially offset by tax benefits from the release of uncertain tax positions due to statute expirations.

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2025	Change	2024
Income attributable to noncontrolling interests	$21	(16)%	$25

The decrease in income attributable to noncontrolling interests in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025 is primarily attributable to lower production volumes at certain affiliates in Asia.

Adient plc | Form 10-Q | 35

Net Income (Loss) Attributable to Adient

	Three Months Ended December 31,
(in millions)	2025	Change	2024
Net income (loss) attributable to Adient	$(22)	n/a	$—

Net loss attributable to Adient was $22 million for the first quarter of fiscal 2026, compared to net income attributable to Adient of zero for the first quarter of fiscal 2025. The net loss in the first quarter of fiscal 2026 is primarily attributable to higher income tax expense, unfavorable production volume/mix and higher SG&A expenses, partially offset by the favorable impact of foreign currencies and a decrease in income attributable to noncontrolling interests.

Comprehensive Loss Attributable to Adient

	Three Months Ended December 31,
(in millions)	2025	Change	2024
Comprehensive loss attributable to Adient	$(8)	96%	$(225)

Comprehensive loss attributable to Adient was $8 million for the first quarter of fiscal 2026 compared to $225 million of comprehensive loss for the first quarter of fiscal 2025. The gain of $217 million is due primarily to the favorable impact of foreign currency translation adjustments ($250 million) and realized and unrealized gains on derivatives in the first quarter of fiscal 2026 compared to losses in the first quarter of fiscal 2025 ($14 million), partially offset by a net loss in the first quarter of fiscal 2026 compared to a net income in the first quarter of fiscal 2025 ($26 million) and higher comprehensive income attributable to noncontrolling interests ($21 million).

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

The results presented below are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to face a dynamic environment surrounding future production volume. This dynamic environment is the result of a combination of factors experienced over the recent past including softening consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest expected margin declines as Adient continues to win new business with local OEMs in China, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China, overcapacity in the EMEA reporting unit resulting in pricing pressure along with continued disruptions caused by slower electric vehicle adoption rates, and interruptions from other suppliers due to production downtime and shortages of critical components or raw materials. Adient has also been experiencing increased levels of discussions with taxing authorities and more aggressive negotiations by the tax authorities as part of tax audits and related inquiries, resulting in higher levels of uncertainty on tax assessment outcomes. These factors may continue to negatively impact Adient’s results in the foreseeable future. Refer to the Factors Affecting Adient’s Operating Environment section in this Form 10-Q and within our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, for additional information on factors that have impacted Adient.

Adient plc | Form 10-Q | 36

Financial information relating to Adient's reportable segments is as follows:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Three months ended December 31, 2025
Net sales	$1,642	$1,205	$819	$(22)	$3,644
Adjusted EBITDA	$80	$34	$115	$(22)	$207

Three months ended December 31, 2024
Net sales	$1,611	$1,129	$772	$(17)	$3,495
Adjusted EBITDA	$85	$22	$111	$(22)	$196

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income before income taxes:

	Three Months Ended December 31,
(in millions)	2025	2024
Adjusted EBITDA
Americas	$80	$85
EMEA	34	22
Asia	115	111
Subtotal	229	218
Corporate-related costs (1)	(22)	(22)
Restructuring and impairment costs (2)	(24)	(23)
Purchase accounting amortization (3)	(11)	(11)
Restructuring related charges (4)	(7)	(1)
Gain on disposal transactions (5)	—	4
Depreciation	(69)	(69)
Equity based compensation	(8)	(5)
Other items (6)	2	2
Earnings before interest and income taxes	90	93
Net financing charges	(48)	(45)
Other pension expense	(1)	(1)
Income before income taxes	$41	$47

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments, including restructuring charges of $24 million and $13 million for the three months ended December 31, 2025 and 2024, respectively. During the first quarter of fiscal 2025, an impairment charge of $10 million related to Adient’s investment in Adient Aerospace was recorded. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. The three months ended December 31, 2025 includes $5 million of
Adient plc | Form 10-Q | 37

restructuring-related charges primarily recorded in cost of sales and $2 million restructuring charge at partially-owned affiliates recorded within equity income. The three months ended December 31, 2024 includes $6 million in restructuring-related charges primarily recorded in cost of sales, partially offset by a $5 million gain on sale of a restructured facility in Americas recorded in SG&A.

(5) The three months ended December 31, 2024 includes a $4 million gain on sale of its partially-owned investment in Setex recorded within equity income. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

(6) The three months ended December 31, 2025 and 2024 both include a $2 million gain on a non-recurring contract related settlement recorded in SG&A.

Americas

	Three Months Ended December 31,
(in millions)	2025	Change	2024
Net sales	$1,642	2%	$1,611
Adjusted EBITDA	$80	(6)%	$85

Net sales increased during the first quarter of fiscal 2026 by $31 million primarily due to net favorable commercial pricing adjustments including customer cost recoveries ($29 million) and the favorable impact of foreign currencies ($3 million), partially offset by lower production volumes ($1 million).

Adjusted EBITDA decreased during the first quarter of fiscal 2025 by $5 million due to unfavorable operating performance driven by operating inefficiencies due to production disruption costs related to certain customers, higher program launch costs and the net impact of tariffs ($21 million), unfavorable production volume/mix ($15 million) and lower equity income ($1 million), partially offset by favorable customer pricing actions including customer cost recoveries ($19 million), lower engineering expenses ($11 million) and the favorable impact of foreign currencies ($2 million).

EMEA

	Three Months Ended December 31,
(in millions)	2025	Change	2024
Net sales	$1,205	7%	$1,129
Adjusted EBITDA	$34	55%	$22

Net sales increased during the first quarter of fiscal 2026 by $76 million primarily as a result of the favorable impact of foreign currencies ($94 million), partially offset by lower production volumes resulting from weakening consumer demand for new vehicles ($14 million) and an unfavorable impact of net commercial pricing adjustments including customer cost recoveries ($4 million).

Adjusted EBITDA increased during the first quarter of fiscal 2026 by $12 million due to favorable net operating performance reflecting favorable labor and overhead costs and favorable material cost adjustments ($8 million), favorable production volume/mix ($5 million), partially offset by the unfavorable impact of foreign currencies ($1 million).

Adient plc | Form 10-Q | 38

Asia

	Three Months Ended December 31,
(in millions)	2025	Change	2024
Net sales	$819	6%	$772
Adjusted EBITDA	$115	4%	$111

Net sales increased during the first quarter of fiscal 2026 by $47 million due to higher production volumes ($59 million) and the favorable impact of foreign currencies ($3 million), partially offset by net unfavorable commercial pricing adjustments including customer cost recoveries ($15 million).

Adjusted EBITDA increased during the first quarter of fiscal 2026 by $4 million due to higher equity income resulting from increased sales at a China affiliate ($9 million) and the favorable impact of foreign currencies ($3 million), partially offset by net unfavorable operating performance which includes unfavorable customer pricing adjustments, higher program launch costs and lower material costs ($7 million) and unfavorable production volumes/mix ($1 million).

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

Indebtedness

As of September 30, 2025, Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintained an asset-based revolving credit facility (the "ABL Credit Facility"), which provided for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. During the first quarter of fiscal 2026, Adient amended the ABL Credit Facility, reducing the maximum facility from $1,250 million to $1,000 million (consisting of a North American subfacility of up to $895 million and a European subfacility of up to $105 million). Under the amended agreement, Adient will pay a commitment fee of 0.20% - 0.25% (previously 0.25% to 0.375%) on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Adient incurred $6 million of costs associated with this amendment, which was recorded as deferred financing costs. The amended ABL Credit Facility is set to mature in October 2030 (previously November 2027), subject to certain springing maturity provisions. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the amended ABL Credit Facility then in effect. Subject to certain conditions, the amended ABL Credit Facility may be expanded by up to $500 million in additional commitments. Loans under the amended ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the amended ABL Credit Facility to incorporate certain sustainability-based pricing provisions. The amended ABL Credit Facility is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the amended ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in Dollars, EURIBOR, in the case of amounts outstanding in Euros, STIBOR, in the case of amounts outstanding in Swedish Krona and SONIA, in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of 1.25% - 1.75% (previously 1.50% to 2.00%). As of December 31, 2025, Adient had not drawn down on the amended ABL Credit Facility and had availability under this facility of $823 million (net of $8 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $624 million and $626 million as of December 31, 2025
Adient plc | Form 10-Q | 39

and September 30, 2025, respectively. During the first quarter of fiscal 2025, the Term Loan B Agreement was amended to reduce the applicable margin from 2.75% to 2.25%. Adient incurred $1 million of costs associated with the modification, which was recorded as deferred financing costs. The maturity date was also extended from April 2028 to January 2031. The amended Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The amended Term Loan B Agreement permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the amended Term Loan B Agreement accrues at Term SOFR plus an applicable margin. During the second quarter of fiscal 2026, Adient further amended the Term Loan B Agreement to reduce the applicable margin from 2.25% to 2.00%. Adient incurred $1 million of costs associated with this amendment, which was recorded as deferred financing costs.

The amended ABL Credit Facility and amended Term Loan B Agreement contain covenants that are usual and customary for facilities and debt instruments of this type and that, among other things, restrict the ability of Adient and its restricted subsidiaries to: create certain liens and enter into sale and lease-back transactions; create, assume, incur or guarantee certain indebtedness; pay dividends or make other distributions on, or repurchase or redeem, Adient’s capital stock or certain other debt; make other restricted payments; and consolidate or merge with, or convey, transfer or lease all or substantially all of Adient’s and its restricted subsidiaries’ assets, to another person. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The agreements also provide for customary events of default, including, but not limited to, cross-default clauses with other debt arrangements, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Adient and its significant subsidiaries.

Adient Global Holdings Ltd. ("AGH"), a wholly-owned subsidiary of Adient, maintains (i) $500 million in aggregate principal amount of 7.00% senior secured notes due 2028, (ii) $500 million in aggregate principal amount of 8.250% senior unsecured notes due 2031 and (iii) $795 million in aggregate principal amount of 7.50% senior unsecured notes due 2033. Interest on notes (i) and (ii) are paid on April 15 and October 15 each year. Interest on note (iii) is paid on February 15 and August 15 each year. These notes contain covenants that are usual and customary.

Sources of Cash Flows

	Three Months Ended December 31,
(in millions)	2025	2024
Cash provided by operating activities	$80	$109
Cash used by investing activities	(68)	(34)
Cash used by financing activities	(114)	(102)
Capital expenditures	(65)	(64)

Operating Cash Flows: The decrease in cash flows from operating activities is primarily due to lower net income and lower dividend amounts received from partially-owned affiliates, partially offset by lower cash contributions to pension plans. See the working capital section below for more information.

Investing Cash Flows: The increase in cash used by investing activities is primarily attributable to proceeds received from the sale of Adient's interest in Setex during the first quarter of fiscal 2025.

Financing Cash Flows: The increase in cash used by financing activities is primarily attributable to higher amounts of non-controlling interest dividends paid, partially offset by the acquisition of the noncontrolling interest in Technotrim during the first quarter of fiscal 2025. Refer to Note 11, "Equity and Noncontrolling Interests," of the notes to the consolidated financial statements for additional information.

Capital expenditures: Higher capital expenditures during the first three months of fiscal 2026 were due primarily to timing of program spend on product launches.

Adient plc | Form 10-Q | 40

Working capital

(in millions)	December 31, 2025	September 30, 2025
Current assets	$3,916	$4,133
Current liabilities	3,592	3,687
Working capital	$324	$446

Working capital decreased by $122 million primarily due to decreases in net accounts receivable, cash and cash equivalents, partially offset by an increase in inventory and a decrease in VAT payable and accrued compensation.

Restructuring Costs

During the first three months of fiscal 2026, Adient committed to restructuring actions ("2026 Plan") resulting in charges of $23 million. Additional charges totaling $1 million related to prior year plans were also recorded during the three months ended December 31, 2025. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The 2026 Plan is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with the 2026 Plan will primarily occur in fiscal years 2026 and 2027 and are expected to be substantially complete by fiscal year 2027. Adient currently estimates that upon completion of the restructuring actions, the 2026 Plan will reduce annual operating costs by approximately $15 million, which is primarily the result of lower costs of sales and SG&A due to reduced employee-related costs; however, minimal impact to net earnings is expected.

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

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of Adient's ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. From fiscal 2023 through fiscal 2025, Adient repurchased and immediately retired a total of 17,297,377 ordinary shares. The aggregate amount of cash paid to repurchase the shares was $465 million, all of which had been spent through September 30, 2025. During the first quarter of fiscal 2026, Adient repurchased and immediately retired 1,232,932 of its ordinary shares at an average purchase price per share of $20.27, for an aggregate amount of cash paid of $25 million. As of December 31, 2025, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $110 million.

Off-Balance Sheet Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of December 31, 2025, $169 million was funded under these programs compared to $185 million as of September 30, 2025.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices
Adient plc | Form 10-Q | 41

to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of December 31, 2025, and September 30, 2025, Adient's liabilities related to this program were $109 million and $105 million, respectively. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

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

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2025, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended December 31, 2025.

New Accounting Pronouncements

See Note 1, "Organization and Summary of Significant Accounting Policies," of the notes to the consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2025, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, Adient's principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in SEC rules and forms. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

Adient plc | Form 10-Q | 42

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2026, Adient continued to implement a new enterprise resource planning ("ERP") system at certain of its entities in China. The implementation of the ERP system is planned to occur in phases over the coming year for all majority owned entities in China. There were no other changes in internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional information on Adient's commitments and contingencies can be found in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Repurchase of Equity Securities

Share repurchase activity during the three months ended December 31, 2025 was as follows:

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)(1)
October 1 to October 31, 2025	—	$—	—	$135
November 1 to November 30, 2025	1,232,932	20.27	1,232,932	110
December 1 to December 31, 2025	—	—	—	110
	1,232,932	$20.27	1,232,932	$110

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

During the first quarter of fiscal year 2026, none of Adient’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

On January 30, 2026, the Human Capital and Compensation Committee of Adient’s Board of Directors approved a one-time restricted stock unit retention award for James J. Huang, Adient’s Executive Vice President, APAC (the “Special RSU Award”), pursuant to Adient’s 2021 Omnibus Incentive Plan based on the centrality of his role in fiscal year 2026 and his key contributions to date. The Special RSU Award has a grant date of February 5, 2026 and a grant date fair value in an amount equal to $750,000. The Special RSU Award granted to Mr. Huang will vest in full on December 31, 2027 (subject to continued vesting upon an involuntary termination without cause, or accelerated vesting upon death or disability). The terms of the Special RSU Award will be reflected in a form of Restricted Shares or Restricted Share Unit Award Agreement (the “Special RSU Agreement”), which was filed as Exhibit 10.42 to Adient’s Annual Report on Form 10-K filed November 18, 2024 and incorporated by reference herein. The foregoing description of the Special RSU Agreement is not complete and is qualified in its entirety by the full text of the Special RSU Agreement.
Adient plc | Form 10-Q | 45

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.1
Amendment No. 5 dated January 15, 2026 to the Term Loan Credit Agreement dated as of May 6, 2019, among the Borrowers, the lenders party hereto, and the Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed January 16, 2026)(File No. 1-37757).

10.2	Service Agreement, dated January 1, 2026, entered into between Adient Germany Ltd. & Co. KG and David J. Herberg (File No. 1-37757)).*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.
Adient plc | Form 10-Q | 46

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Jerome J. Dorlack
Jerome J. Dorlack
President and Chief Executive Officer
Date:	February 4, 2026

By:	/s/ Mark A. Oswald
Mark A. Oswald
Executive Vice President and Chief Financial Officer
Date:	February 4, 2026

Adient plc | Form 10-Q | 47