Form 10-Q
period 2026-03-31
Adient plc
filed 2026-05-06
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

At March 31, 2026, 78,413,387 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended March 31, 2026

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2026	2025	2026	2025
Net sales	$3,865	$3,611	$7,509	$7,106
Cost of sales	3,608	3,350	7,035	6,629
Gross profit	257	261	474	477
Selling, general and administrative expenses	138	144	268	269
Restructuring and impairment costs	5	351	29	374
Equity income	13	18	40	43
Earnings (loss) before interest and income taxes	127	(216)	217	(123)
Net financing charges	48	48	96	93
Other pension expense	3	1	4	2
Income (loss) before income taxes	76	(265)	117	(218)
Income tax provision	32	48	74	70
Net income (loss)	44	(313)	43	(288)
Income attributable to noncontrolling interests	17	22	38	47
Net income (loss) attributable to Adient	$27	$(335)	$5	$(335)

Earnings (loss) per share:
Basic	$0.34	$(3.99)	$0.06	$(3.98)
Diluted	$0.34	$(3.99)	$0.06	$(3.98)

Shares used in computing earnings per share:
Basic	78.4	84.0	78.5	84.2
Diluted	79.3	84.0	79.4	84.2

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Net income (loss)	$44	$(313)	$43	$(288)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(37)	94	(23)	(142)
Realized and unrealized gains (losses) on derivatives	(22)	17	(16)	9
Other comprehensive income (loss)	(59)	111	(39)	(133)
Total comprehensive income (loss)	(15)	(202)	4	(421)
Comprehensive income attributable to noncontrolling interests	14	27	41	33
Comprehensive loss attributable to Adient	$(29)	$(229)	$(37)	$(454)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	March 31, 2026	September 30, 2025
Assets
Cash and cash equivalents	$831	$958
Accounts receivable - net	2,032	1,873
Inventories	735	695
Other current assets	649	607
Current assets	4,247	4,133
Property, plant and equipment - net	1,384	1,409
Goodwill	1,798	1,807
Other intangible assets - net	305	319
Investments in partially-owned affiliates	301	276
Assets held for sale	12	9
Other noncurrent assets	985	1,001
Total assets	$9,032	$8,954
Liabilities and Shareholders' Equity
Short-term debt	$—	$2
Current portion of long-term debt	9	9
Accounts payable	2,762	2,549
Accrued compensation and benefits	351	393
Other current liabilities	748	734
Current liabilities	3,870	3,687
Long-term debt	2,379	2,386
Pension and postretirement benefits	108	112
Other noncurrent liabilities	587	611
Long-term liabilities	3,074	3,109
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	71	95
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at March 31, 2026	—	—
Ordinary shares issued, par value $0.001; $500,000,000 shares authorized, 78,413,387 shares issued and outstanding at March 31, 2026	—	—
Additional paid-in capital	3,586	3,602
Accumulated deficit	(1,161)	(1,166)
Accumulated other comprehensive loss	(712)	(670)
Shareholders' equity attributable to Adient	1,713	1,766
Noncontrolling interests	304	297
Total shareholders' equity	2,017	2,063
Total liabilities and shareholders' equity	$9,032	$8,954

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended March 31,
(in millions)	2026	2025
Operating Activities
Net income (loss) attributable to Adient	$5	$(335)
Income attributable to noncontrolling interests	38	47
Net income (loss)	43	(288)
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	137	136
Amortization of intangibles	23	23
Pension and postretirement expense	8	5
Pension and postretirement contributions, net	(8)	(13)
Equity in earnings of partially-owned affiliates, net of dividends received	(12)	14
Gain on sale of interests in nonconsolidated partially-owned affiliates	—	(4)
Deferred income taxes	(1)	17
Non-cash impairment charges	—	343
Equity-based compensation	17	10
Other	3	2
Changes in assets and liabilities excluding impact of acquisitions/divestitures:
Receivables	(168)	(37)
Inventories	(48)	24
Other assets	(27)	(75)
Accounts payable and accrued liabilities	193	(106)
Accrued income taxes	1	13
Cash provided by operating activities	161	64
Investing Activities
Capital expenditures	(138)	(109)
Sale of property, plant and equipment	2	8
Business divestitures	—	27
Investments in partially-owned affiliates	(6)	(3)
Other	(1)	(1)
Cash used by investing activities	(143)	(78)
Financing Activities
Drawdown of ABL revolver and other bank borrowings	150	1
Repayment of ABL revolver and other bank borrowings	(152)	—
Issuance of long-term debt	—	795
Repayment of long-term debt, including premium paid	(5)	(799)
Debt financing costs	(7)	(13)
Share repurchases	(25)	(25)
Acquisition of a noncontrolling interest	—	(28)
Dividends paid to and other transactions with noncontrolling interests	(77)	(77)
Share based compensation and other	(5)	(3)
Cash used by financing activities	(121)	(149)
Effect of exchange rate changes on cash and cash equivalents	(24)	(28)
Decrease in cash and cash equivalents	(127)	(191)
Cash and cash equivalents at beginning of period	958	945
Cash and cash equivalents at end of period	$831	$754
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
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities ("VIEs") for the reporting periods ended March 31, 2026, and September 30, 2025, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	March 31, 2026	September 30, 2025
Current assets	$307	$304
Noncurrent assets	92	94
Total assets	$399	$398

Current liabilities	$258	$257
Noncurrent liabilities	9	10
Total liabilities	$267	$267

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table shows the computations of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2026	2025	2026	2025
Income available to shareholders
Net income (loss) attributable to Adient	$27	$(335)	$5	$(335)

Weighted average shares outstanding
Basic weighted average shares outstanding	78.4	84.0	78.5	84.2
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	0.9	—	0.9	—
Diluted weight average shares outstanding	79.3	84.0	79.4	84.2

Earnings (loss) per share:
Basic	$0.34	$(3.99)	$0.06	$(3.98)
Diluted	$0.34	$(3.99)	$0.06	$(3.98)
The effect of common stock equivalents which would have been anti-dilutive was excluded, and immaterial, from the calculation of diluted earnings per share for the three and six months ended March 31, 2026. Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2025 as a result of being in a loss position.

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

2. Revenue Recognition

Adient generates revenue through the sale of automotive seating solutions, including complete seating systems and the components of complete seating systems. Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, the program can be canceled at any time without cause by the customer. Programs awarded to Adient to supply parts to its customers do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is generally recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments (some of which are accounted for as variable consideration and subject to being constrained), net of the impact, if any, of consideration paid to the customer. Approximately 1% of net sales recorded during the second quarter of fiscal 2026 were related to product sales transacted in prior periods.

In pursuit of new program awards, Adient at times agrees to make upfront payments to customers. Each time such a payment is made, Adient evaluates its nature, the underlying economics, legal and compliance ramifications, and other relevant factors and circumstances. These payments are deemed to be consideration payable to customers and are generally recognized as a reduction to revenue once mutually agreed. Certain upfront payments, however, are capitalized as other current and noncurrent assets if they are determined to be incremental, attributable only to the specific new program being awarded, and recoverable. As products under the new program are sold to the customer, the capitalized amount is amortized and recognized as a reduction to revenue over the term of the program, typically between three and seven years. Adient assesses recoverability of the capitalized amounts on an on-going basis. Any amounts that are concluded to be no longer recoverable are immediately recognized as a reduction to revenue. As of March 31, 2026 and September 30, 2025, Adient maintained capitalized upfront payments of $174 million and $174 million, respectively, within other noncurrent assets.

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet
Adient plc | Form 10-Q | 9

been satisfied and revenue has not been recognized. No material contract assets or liabilities exist at March 31, 2026 or at September 30, 2025. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to the consolidated financial statements for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

Subsequent to March 31, 2026, Adient acquired a foam manufacturing operation in the Americas for total purchase consideration of $11 million, of which $4 million was paid at closing in April 2026. The remaining consideration is expected to be paid during the first quarter of fiscal 2027.

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

4. Inventories

Inventories consisted of the following:

(in millions)	March 31, 2026	September 30, 2025
Raw materials and supplies	$560	$522
Work-in-process	28	29
Finished goods	147	144
Inventories	$735	$695

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2025	$607	$—	$1,200	$1,807
Currency translation	1	—	(10)	(9)
Balance at March 31, 2026	$608	$—	$1,190	$1,798

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

Adient plc | Form 10-Q | 10

Refer to Note 15, "Segment Information," of the notes to the consolidated financial statements for more information on Adient's reportable segments.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	March 31, 2026			September 30, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets
Patented technology	$80	$(47)	$33	$81	$(45)	$36
Customer relationships	551	(290)	261	537	(265)	272
Other	15	(4)	11	15	(4)	11
Total other intangible assets	$646	$(341)	$305	$633	$(314)	$319

Amortization of other intangible assets was $23 million for the six months ended March 31, 2026 and 2025.

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
The changes in Adient's total product warranty liability are as follows:

	Six Months Ended March 31,
(in millions)	2026	2025
Balance at beginning of period	$22	$22
Accruals for warranties issued during the period	2	3
Settlements/adjustments made (in cash or in kind) during the period	(5)	(5)
Balance at end of period	$19	$20

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

Adient plc | Form 10-Q | 11

The components of lease costs included in the consolidated statements of income (loss) for the three and six months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Operating lease cost	$28	$27	$56	$54
Short-term lease cost	9	7	17	14
Total lease cost	$37	$34	$73	$68

Operating lease right-of-use assets and lease liabilities included in the consolidated statements of financial position were as follows:

(in millions)		March 31, 2026	September 30, 2025
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$255	$259

Operating lease liabilities - current	Other current liabilities	$82	$82
Operating lease liabilities - noncurrent	Other noncurrent liabilities	172	176
		$254	$258

Weighted average remaining lease term:
Operating leases		5 years	5 years

Weighted average discount rate:
Operating leases		6.4%	6.0%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of March 31, 2026 were as follows:

Fiscal years (in millions)	Operating Leases
2026 (excluding the six months ended March 31, 2026)	$51
2027	82
2028	58
2029	37
2030	25
Thereafter	47
Total lease payments	300
Less: imputed interest	(46)
Present value of lease liabilities	$254

Adient plc | Form 10-Q | 12

Supplemental cash flow information related to leases was as follows:

	Six Months Ended March 31,
(in millions)	2026	2025
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$36	$40

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$56	$53

8. Debt and Financing Arrangements

Long-term and short-term debt consisted of the following:

(in millions)	March 31, 2026	September 30, 2025
Long-term debt:
8.25% Notes due 2031	$500	$500
7.00% Secured Notes due 2028	500	500
Term Loan B due in 2031	622	626
7.50% Notes due in 2033	795	795
Other bank borrowings and finance lease obligations	6	5
Less: debt issuance costs	(35)	(31)
Gross long-term debt	2,388	2,395
Less: current portion	9	9
Net long-term debt	$2,379	$2,386

Short-term debt:
Other bank borrowings	$—	$2
Total short-term debt	$—	$2

As of September 30, 2025, Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintained an asset-based revolving credit facility (the "ABL Credit Facility"), which provided for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. During the first quarter of fiscal 2026, Adient amended the ABL Credit Facility, reducing the maximum facility from $1,250 million to $1,000 million (consisting of a North American subfacility of up to $895 million and a European subfacility of up to $105 million). Under the amended agreement, Adient will pay a commitment fee of 0.20% - 0.25% (previously 0.25% to 0.375%) on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Adient incurred $6 million of costs associated with this amendment, which was recorded as deferred financing costs. The amended ABL Credit Facility is set to mature in October 2030 (previously November 2027), subject to certain springing maturity provisions. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the amended ABL Credit Facility then in effect. Subject to certain conditions, the amended ABL Credit Facility may be expanded by up to $500 million in additional commitments. Loans under the amended ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the amended ABL Credit Facility to incorporate certain sustainability-based pricing provisions. The amended ABL Credit Facility is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the amended ABL Credit Facility at a fluctuating rate of interest determined by
Adient plc | Form 10-Q | 13

reference to Term SOFR, in the case of amounts outstanding in Dollars, EURIBOR, in the case of amounts outstanding in Euros, STIBOR, in the case of amounts outstanding in Swedish Krona and SONIA, in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of 1.25% - 1.75% (previously 1.50% to 2.00%). During the second quarter of fiscal 2026, Adient drew down and fully repaid an aggregate of $150 million on the amended ABL Credit Facility. No amounts were outstanding as of March 31, 2026 under this facility, and total availability on that date was $957 million (net of $8 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $622 million and $626 million as of March 31, 2026 and September 30, 2025, respectively. During the first quarter of fiscal 2025, the Term Loan B Agreement was amended to reduce the applicable margin from 2.75% to 2.25%. Adient incurred $1 million of costs associated with the modification, which was recorded as deferred financing costs. The maturity date was also extended from April 2028 to January 2031. The amended Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The amended Term Loan B Agreement permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the amended Term Loan B Agreement accrues at Term SOFR plus an applicable margin. During the second quarter of fiscal 2026, Adient further amended the Term Loan B Agreement to reduce the applicable margin from 2.25% to 2.00%. Adient incurred $1 million of costs associated with this amendment, which was recorded as deferred financing costs.

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

Net Financing Charges

Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Interest expense, net of capitalized interest costs	$49	$48	$101	$95
Banking fees and debt issuance cost amortization	4	7	8	11
Interest income	(6)	(6)	(14)	(13)
Net foreign exchange	1	(1)	1	—
Net financing charges	$48	$48	$96	$93

Banking fees for the three and six months ended March 31, 2025 include $2 million of one-time accelerated-deferred financing fee charges associated with early redemption of previously outstanding notes. Total interest paid on both short and long-term debt for the six months ended March 31, 2026 and 2025 was $95 million and $84 million, respectively.

Adient plc | Form 10-Q | 14

Other Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of March 31, 2026, $176 million was funded under these programs compared to $185 million as of September 30, 2025.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of March 31, 2026, Adient's liabilities related to this program were $107 million which is recorded within accounts payable ($16 million) and other current liabilities ($91 million) in Adient’s consolidated statements of financial position. As of September 30, 2025, Adient's liabilities related to this program were $105 million which is recorded within accounts payable ($16 million) and other current liabilities ($89 million) in Adient’s consolidated statements of financial position. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

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

Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, “Derivatives and Hedging,” and the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2026 and September 30, 2025, respectively.

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
Adient plc | Form 10-Q | 15

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

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	March 31, 2026	September 30, 2025	March 31, 2026	September 30, 2025
Other current assets
Foreign currency exchange derivatives	$25	$32	$—	$4
Cross-currency interest rate swaps	4	—	—	—
Other noncurrent assets
Foreign currency exchange derivatives	—	1	—	—
Cross-currency interest rate swaps	1	—	—	—
Total assets	$30	$33	$—	$4

Other current liabilities
Foreign currency exchange derivatives	$13	$7	$2	$—
Cross-currency interest rate swaps	—	1	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	6	2	—	1
Cross-currency interest rate swaps	—	3	—	—
Total liabilities	$19	$13	$2	$1

Adient enters into International Swaps and Derivatives Associations ("ISDA") master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of March 31, 2026 and September 30, 2025, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	March 31, 2026	September 30, 2025	March 31, 2026	September 30, 2025
Gross amount recognized	$30	$37	$21	$14
Gross amount eligible for offsetting	(18)	(10)	(18)	(10)
Net amount	$12	$27	$3	$4
Adient plc | Form 10-Q | 16

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Foreign currency exchange derivatives	$(5)	$13	$15	$(1)

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2026	2025	2026	2025
Foreign currency exchange derivatives	Cost of sales	$18	$(9)	$30	$(17)
During the next twelve months, $15 million of pretax gain on cash flow hedges are expected to be reclassified from AOCI into Adient's consolidated statements of income (loss).

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended March 31,		Six Months Ended March 31,
		2026	2025	2026	2025
Foreign currency exchange derivatives	Cost of sales	$(2)	$3	$(2)	$—
Foreign currency exchange derivatives	Net financing charges	(4)	(1)	—	(14)
Total		$(6)	$2	$(2)	$(14)

The effective portion of pretax gains (losses) recorded in currency translation adjustment ("CTA") within other comprehensive income (loss) related to net investment hedges was $6 million and $(1) million for the three months ended March 31, 2026 and 2025, respectively, and $6 million and $3 million for the six months ended March 31, 2026 and 2025, respectively. For the three and six months ended March 31, 2026 and 2025, respectively, no significant gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges.

For the three and six months ended March 31, 2026 and 2025, no ineffectiveness was recognized in the consolidated statements of income (loss) resulting from cash flow hedges.

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

Recurring Fair Value Measurements

The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$25	$—	$25	$—
Cross-currency interest rate swaps	4	—	4	—
Other noncurrent assets
Cross-currency interest rate swaps	1	—	1	—
Total assets	$30	$—	$30	$—
Other current liabilities
Foreign currency exchange derivatives	$15	—	$15	—
Other noncurrent liabilities
Foreign currency exchange derivatives	6	—	6	—
Total liabilities	$21	$—	$21	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$36	$—	$36	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Total assets	$37	$—	$37	$—
Other current liabilities
Foreign currency exchange derivatives	$7	$—	$7	$—
Cross-currency interest rate swaps	1	—	1	—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Cross-currency interest rate swaps	3		3
Total liabilities	$14	$—	$14	$—

Valuation Methods
Foreign currency exchange derivatives: Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly
Adient plc | Form 10-Q | 18

effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2026 and September 30, 2025, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income (loss).

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.4 billion and $2.5 billion at March 31, 2026 and September 30, 2025, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Equity and Noncontrolling Interests

For the three months ended March 31, 2026:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$—	$3,579	$(1,188)	$(656)	$1,735	$294	$2,029
Net income	—	—	27	—	27	9	36
Foreign currency translation adjustments	—	—	—	(34)	(34)	2	(32)
Realized and unrealized losses on derivatives	—	—	—	(22)	(22)	—	(22)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Share based compensation and other	—	7	—	—	7	—	7
Balance at March 31, 2026	$—	$3,586	$(1,161)	$(712)	$1,713	$304	$2,017

For the six months ended March 31, 2026:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2025	$—	$3,602	$(1,166)	$(670)	$1,766	$297	$2,063
Net income	—	—	5	—	5	21	26
Foreign currency translation adjustments	—	—	—	(26)	(26)	5	(21)
Realized and unrealized losses on derivatives	—	—	—	(16)	(16)	—	(16)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(19)	(19)
Repurchases of common stock	—	(25)	—	—	(25)	—	(25)
Share based compensation and other	—	9	—	—	9	—	9
Balance at March 31, 2026	$—	$3,586	$(1,161)	$(712)	$1,713	$304	$2,017

Adient plc | Form 10-Q | 19

For the three months ended March 31, 2025:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$—	$3,682	$(885)	$(920)	$1,877	$284	$2,161
Net income (loss)	—	—	(335)	—	(335)	14	(321)
Foreign currency translation adjustments	—	—	—	89	89	4	93
Realized and unrealized gains on derivatives	—	—	—	17	17	—	17
Dividends attributable to noncontrolling interests	—	—	—	—	—	(5)	(5)
Share based compensation and other	—	4	—	—	4	—	4
Balance at March 31, 2025	$—	$3,686	$(1,220)	$(814)	$1,652	$297	$1,949
For the six months ended March 31, 2025:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2024	$—	$3,712	$(885)	$(693)	$2,134	$309	$2,443
Net income (loss)	—	—	(335)	—	(335)	29	(306)
Foreign currency translation adjustments	—	—	—	(128)	(128)	(7)	(135)
Realized and unrealized gains (losses) on derivatives	—	—	—	9	9	—	9
Dividends attributable to noncontrolling interests	—	—	—	—	—	(15)	(15)
Purchase of noncontrolling interest (1)	—	(7)	—	(2)	(9)	(19)	(28)
Repurchases of common stock	—	(25)	—	—	(25)	—	(25)
Share based compensation and other	—	6	—	—	6	—	6
Balance at March 31, 2025	$—	$3,686	$(1,220)	$(814)	$1,652	$297	$1,949

(1) Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

Adient plc | Form 10-Q | 20

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Foreign currency translation adjustments
Balance at beginning of period	$(679)	$(892)	$(687)	$(673)
Aggregate adjustment for the period, net of tax	(34)	89	(26)	(130)
Balance at end of period (1)	$(713)	$(803)	$(713)	$(803)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$24	$(27)	$18	$(19)
Current period changes in fair value, net of tax	(9)	11	7	(3)
Reclassification to income, net of tax	(13)	6	(23)	12
Balance at end of period	$2	$(10)	$2	$(10)
Pension and postretirement plans
Balance at beginning of period	$(1)	$(1)	$(1)	$(1)
Balance at end of period	$(1)	$(1)	$(1)	$(1)
Accumulated other comprehensive loss, end of period	$(712)	$(814)	$(712)	$(814)

(1) Foreign currency translation adjustments as of March 31, 2026 and 2025 include (losses) gains on designated net investment hedge instruments of $1 million and $0 million, respectively. During the next twelve months, no gains or losses are expected to be reclassified from AOCI into Adient's consolidated statements of income (loss).

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Beginning balance	$68	$62	$95	$91
Net income	8	8	17	18
Dividends	—	—	(39)	(31)
Foreign currency translation adjustments	(5)	1	(2)	(7)
Ending balance	$71	$71	$71	$71

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of Adient's ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. From fiscal 2023 through fiscal 2025, Adient repurchased and immediately retired a total of 17,297,377 ordinary shares. The aggregate amount of cash paid to repurchase the shares was $465 million, all of which had been spent through September 30, 2025. During the first quarter of fiscal 2026, Adient repurchased and immediately retired 1,232,932 of its ordinary shares at an average purchase price per share of $20.27, for an aggregate amount of cash paid of $25 million. No shares were repurchased during the second quarter of fiscal 2026. As of March 31, 2026, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $110 million.

Adient plc | Form 10-Q | 21

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Service cost	$2	$2	$4	$3
Interest cost	5	5	9	9
Expected return on plan assets	(4)	(4)	(7)	(7)
Net actuarial and settlement/curtailment loss	2	—	2	—
Net periodic benefit cost	$5	$3	$8	$5

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

During the first six months of fiscal 2026, Adient committed to restructuring actions ("2026 Plan") resulting in charges of $28 million and an additional $1 million related to prior year plans. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The 2026 Plan is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with the 2026 Plan will primarily occur in fiscal years 2026 and 2027, and are expected to be substantially complete by fiscal year 2027. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income (loss). The following tables summarize the changes in Adient's restructuring reserve.
Adient plc | Form 10-Q | 22

For the three months ended March 31, 2026:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at December 31, 2025	$136	$6	$142
2026 Plan charges	5	—	5
Utilized - cash	(15)	—	(15)
Noncash and other adjustments	—	(3)	(3)
Balance at March 31, 2026	$126	$3	$129

Current restructuring reserve - other current liabilities			$86
Noncurrent restructuring reserve - other noncurrent liabilities			43
Balance at March 31, 2026			$129

For the six months ended March 31, 2026:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2025	$128	$6	$134
2026 Plan charges	28	—	28
Utilized - cash	(31)	—	(31)
Noncash and other adjustments	1	(3)	(2)
Balance at March 31, 2026	$126	$3	$129

During the first six months of fiscal 2025, Adient committed to restructuring actions ("2025 Plan") resulting in charges of $33 million, which was offset by $2 million of prior-year underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The 2025 Plan is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with these specific plans have occurred and will primarily occur in fiscal years 2025 and 2026 and are expected to be substantially complete by fiscal year 2027. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income (loss). The following tables summarize the changes in Adient's restructuring reserve.

Adient plc | Form 10-Q | 23

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

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2026, Adient’s income tax expense was $32 million equating to an effective tax rate of 42% and $74 million equating to an effective tax rate of 63%, respectively. The three month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by tax benefits related to statute expirations. The six month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and the establishment of uncertain tax positions as a result of initiating a foreign tax audit settlement, partially offset by tax benefits related to audit closures and statute expirations. For the three and six months ended March 31, 2025, Adient’s income tax expense was $48 million equating to an effective tax rate of (18)% and
Adient plc | Form 10-Q | 24

$70 million equating to an effective tax rate of (32)%, respectively. The three month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, tax expense related to adjustments to net operating loss deferred tax assets and uncertain tax positions, and the impact of the impairment of the non-tax-deductible portion of the EMEA goodwill balance for which there is no corresponding income tax benefit. The six month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, tax expense related to adjustments to net operating loss deferred tax assets and uncertain positions, and the impact of the impairment of the non-tax-deductible portion of the EMEA goodwill balance for which there is no corresponding income tax benefit, partially offset by tax benefits from the release of uncertain tax positions due to statute expirations.

Valuation Allowances

As a result of Adient's second quarter fiscal 2026 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.

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

Uncertain Tax Positions

At March 31, 2026, Adient had gross tax effected unrecognized tax benefits of $335 million. If recognized, $105 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at March 31, 2026 was approximately $22 million (net of tax benefit). The interest and penalties accrued for the three and six months ended March 31, 2026 was $2 million and $16 million, respectively. During the three months ended March 31, 2026, Adient recognized tax benefits of $3 million related to the release of uncertain tax positions due to statute expirations. During the six months ended March 31, 2026, Adient recognized $22 million of tax expense (including $12 million of interest and penalties) as a result of initiating a foreign tax audit settlement and tax benefits of $13 million related to the release of uncertain tax positions due to audit closures and statute expirations. At September 30, 2025, Adient had gross tax effected unrecognized tax benefits of $404 million. If recognized, $114 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at September 30, 2025 was approximately $21 million (net of tax benefit). The interest and penalties accrued for the three and six months ended March 31, 2025 was $1 million and $1 million, respectively. Additionally, during the three months ended March 31, 2025, Adient recognized tax expense of $9 million to establish a reserve for an uncertain tax position. During the six months ended March 31, 2025, Adient recognized tax benefits of $7 million related to the release of uncertain tax positions due to statute expirations as well as tax expense of $9 million to establish a reserve for an uncertain tax position. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Other

During the three and six months ended March 31, 2025, Adient recognized tax expense of $19 million related to adjustments to net operating loss deferred tax assets. In addition, Adient recognized a net tax benefit of $13 million related to the impairment of tax-deductible goodwill in Europe during the three and six months ended March 31, 2025.

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
Adient plc | Form 10-Q | 25

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

The following tables summarize Adient's reportable segments' sales and Adjusted EBITDA for the three and six months ended March 31, 2026 and 2025, respectively, which include significant expenses that align with the segment-level information that is regularly provided to the CODM. The reportable segments’ Adjusted EBITDA is reconciled to income (loss) before income taxes.
Adient plc | Form 10-Q | 26

	Three Months Ended March 31, 2026
(in millions)	Americas	EMEA	Asia	Consolidated

Segment net sales	$1,884	$1,272	$734	$3,890
Eliminations				(25)
Consolidated net sales				$3,865

Material costs	1,221	770	517
Labor and overhead	508	407	109
Administrative, engineering and allocated costs	46	54	26
Equity income	—	4	10
Adjusted EBITDA	$109	$45	$92	$246

Reconciliation to income (loss) before income taxes
Corporate-related costs (1)				(23)
Restructuring and impairment costs (2)				(5)
Purchase accounting amortization (3)				(12)
Restructuring-related activities (4)				(6)
Depreciation expense				(68)
Equity based compensation				(9)
Other items (5)				4
Net financing charges				(48)
Other pension expense				(3)
Income (loss) before income taxes				76

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects $5 million of restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities, including $5 million of restructuring-related charges primarily recorded in cost of sales and $1 million of restructuring charges at partially-owned affiliates recorded within equity income.

(5) Includes a $5 million one-time, non-recurring reversal of contingent liabilities with a customer recorded in cost of sales, partially offset by $1 million of transaction costs recorded in SG&A.

Adient plc | Form 10-Q | 27

	Six Months Ended March 31, 2026
(in millions)	Americas	EMEA	Asia	Consolidated

Segment net sales	$3,526	$2,477	$1,553	$7,556
Eliminations				(47)
Consolidated net sales				$7,509

Material costs	2,262	1,512	1,098
Labor and overhead	990	788	224
Administrative, engineering and allocated costs	85	107	58
Equity income	—	9	34
Adjusted EBITDA	$189	$79	$207	$475

Reconciliation to income (loss) before income taxes
Corporate-related costs (1)				(45)
Restructuring and impairment costs (2)				(29)
Purchase accounting amortization (3)				(23)
Restructuring-related activities (4)				(13)
Depreciation expense				(137)
Equity based compensation				(17)
Other items (5)				6
Net financing charges				(96)
Other pension expense				(4)
Income (loss) before income taxes				117

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects $29 million of restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities, including $10 million of restructuring-related charges primarily recorded in cost of sales and $3 million of restructuring charges at partially-owned affiliates recorded within equity income.

(5) Includes a $5 million one-time, non-recurring reversal of contingent liabilities with a customer recorded in cost of sales and a $2 million gain on a non-recurring contract related settlement recorded in SG&A, partially offset by $1 million of transaction costs recorded in SG&A.
Adient plc | Form 10-Q | 28

	Three Months Ended March 31, 2025
(in millions)	Americas	EMEA	Asia	Consolidated

Segment net sales	$1,699	$1,231	$707	$3,637
Eliminations				(26)
Consolidated net sales				$3,611

Material costs	1,104	755	481
Labor and overhead	454	378	98
Administrative, engineering and allocated costs	47	51	34
Equity income	—	3	16
Adjusted EBITDA	$94	$50	$110	$254

Reconciliation to income (loss) before income taxes
Corporate-related costs (1)				(21)
Restructuring and impairment costs (2)				(351)
Purchase accounting amortization (3)				(12)
Restructuring-related activities (4)				(5)
Depreciation expense				(67)
Equity based compensation				(5)
Other items (5)				(9)
Net financing charges				(48)
Other pension expense				(1)
Income (loss) before income taxes				(265)

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments, including restructuring charges of $18 million and a non-recurring, non-cash goodwill impairment charge of $333 million in the EMEA reporting unit. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities, including $5 million in restructuring-related charges primarily recorded in cost of sales.

(5) Reflects $8 million of third-party consulting costs associated with strategic planning recorded in SG&A and a $1 million non-recurring loss at affiliates recorded in equity income.

Adient plc | Form 10-Q | 29

	Six Months Ended March 31, 2025
(in millions)	Americas	EMEA	Asia	Consolidated

Segment net sales	$3,310	$2,360	$1,479	$7,149
Eliminations				(43)
Consolidated net sales				$7,106

Material costs	2,137	1,467	1,020
Labor and overhead	898	731	203
Administrative, engineering and allocated costs	96	98	67
Equity income	—	8	32
Adjusted EBITDA	$179	$72	$221	$472

Reconciliation to income (loss) before income taxes
Corporate-related costs (1)				(43)
Restructuring and impairment costs (2)				(374)
Purchase accounting amortization (3)				(23)
Restructuring-related activities (4)				(6)
Gain on disposal transactions (5)				4
Depreciation expense				(136)
Equity based compensation				(10)
Other items (6)				(7)
Net financing charges				(93)
Other pension expense				(2)
Income (loss) before income taxes				(218)

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments, including restructuring charges of $31 million, a non-recurring, non-cash goodwill impairment charge of $333 million in the EMEA reporting unit, and an impairment charge of $10 million related to Adient’s investment in Adient Aerospace. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities, including $11 million in restructuring-related charges primarily recorded in cost of sales, partially offset by a $5 million gain on sale of a restructured facility in Americas recorded in SG&A.

(5) Reflects a $4 million gain on sale of its partially-owned investment in Setex recorded within equity income. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

(6) Reflects $8 million of third-party consulting costs associated with strategic planning and a $1 million non-recurring loss at affiliates, partially offset by a $2 million gain on a non-recurring contract related settlement recorded in SG&A.

Adient plc | Form 10-Q | 30

Additional Segment Information

	Three Months Ended March 31, 2026
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Equity income	—	4	10	(1)	13
Depreciation	27	27	14	—	68
Amortization	2	—	10	—	12
Capital Expenditures	35	25	13	—	73

(1) Specific reconciling item for equity income represents $1 million of restructuring charges at affiliates.

	Six Months Ended March 31, 2026
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Total Assets	2,980	2,044	3,157	851	9,032
Investment in partially-owned affiliates	2	46	253	—	301
Equity income	—	9	34	(3)	40
Depreciation	58	53	26	—	137
Amortization	3	—	20	—	23
Capital Expenditures	63	49	26	—	138

(1) Corporate-related assets primarily include cash and assets held for sale. Specific reconciling item for equity income represents $3 million of restructuring charges at affiliates.

	Three Months Ended March 31, 2025
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Equity income	—	3	16	(1)	18
Depreciation	30	26	11	—	67
Amortization	3	—	9	—	12
Capital Expenditures	15	20	10	—	45

(1) Specific reconciling item for equity income represents $1 million of restructuring charges at an affiliate.

	Six Months Ended March 31, 2025
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Total Assets	2,812	2,017	2,989	771	8,589
Investment in partially-owned affiliates	3	44	246	—	293
Equity income	—	8	32	3	43
Depreciation	61	53	22	—	136
Amortization	6	—	17	—	23
Capital Expenditures	42	47	20	—	109

(1) Corporate-related assets primarily include cash and assets held for sale. Specific reconciling item for equity income represents a $4 million one-time gain on the sale of Adient's partially-owned investment in Setex, partially offset by $1 million of restructuring charges at an affiliate.

Adient plc | Form 10-Q | 31

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Americas
United States	$1,731	$1,565	$3,199	$3,010
Mexico	694	606	1,322	1,214
Other Americas	79	70	158	145
Regional elimination	(620)	(542)	(1,153)	(1,059)
	1,884	1,699	3,526	3,310
EMEA
Germany	236	242	462	451
Poland	225	214	431	415
Czech Republic	185	180	354	356
Spain	195	179	393	360
Sweden	160	142	319	281
Romania	135	123	265	242
Other EMEA	448	456	859	847
Regional elimination	(312)	(305)	(606)	(592)
	1,272	1,231	2,477	2,360
Asia
China	332	286	757	621
Thailand	124	131	241	254
Korea	119	126	230	273
Japan	119	106	225	213
Other Asia	62	74	140	152
Regional elimination	(22)	(16)	(40)	(34)
	734	707	1,553	1,479

Inter-segment elimination	(25)	(26)	(47)	(43)

Total	$3,865	$3,611	$7,509	$7,106

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the investments in partially-owned affiliates line in the consolidated statements of financial position as of March 31, 2026 and September 30, 2025. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the equity income line in the consolidated statements of income (loss) for the three and six months ended March 31, 2026 and 2025, respectively. Adient maintains total investments in partially-owned affiliates of $301 million and $276 million at March 31, 2026 and September 30, 2025, respectively. Operating
Adient plc | Form 10-Q | 32

information for nonconsolidated partially-owned affiliates is as follows:

	Six Months Ended March 31,
(in millions)	2026	2025
Income statement data:
Net sales	$1,664	$1,819
Gross profit	$176	$159
Net income	$82	$80
Net income attributable to the entity	$80	$78

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $2 million and $3 million at March 31, 2026 and September 30, 2025, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

The following table sets forth the location and amounts of net sales to and purchases from related parties included in Adient's consolidated statements of income (loss):

		Three Months Ended March 31,		Six Months Ended March 31,
(in millions)		2026	2025	2026	2025
Net sales to related parties	Net sales	$22	$28	$50	$84
Purchases from related parties	Cost of sales	73	76	164	159

Adient plc | Form 10-Q | 33

The following table sets forth the locations and amount of accounts receivable due from and payable to related parties in Adient's consolidated statements of financial position:

(in millions)		March 31, 2026	September 30, 2025
Accounts receivable from related parties	Accounts receivable	$11	$16
Accounts payable to related parties	Accounts payable/other current liabilities	27	58

Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for transactions involving Adient's investments in nonconsolidated partially-owned affiliates which have impacted Adient's related party transactions.

Adient plc | Form 10-Q | 34

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," "forecast," "project," "should," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the effects of local and national economic, credit and capital market conditions (including the persistence of high interest rates, vehicle affordability and volatile currency exchange rates) on the global economy, increased competitive pressures in the EMEA and Asia regions from Chinese OEMs, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, automotive vehicle production levels, mix and schedules, as well as the concentration of exposure to certain automotive manufacturers particularly new entrants in the China market, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, risks associated with Adient’s joint ventures, volatile energy markets, Adient’s ability and timing of customer recoveries for increased input costs, the availability of raw materials and component products (including components required by Adient’s customers for the manufacture of vehicles), risks associated with warranty and product recall and product liability exposures, geopolitical uncertainties such as the Middle East and Ukraine conflicts and the impact on the regional and global economies and additional pressure on commodities, supply chain and vehicle production, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to successfully identify suitable opportunities for organic investment and/or acquisitions and to integrate such investments and/or acquisitions, work stoppages, including due to strikes, supply chain disruptions and similar events, wage inflationary pressures due to labor shortages and new labor negotiations, the ability of Adient to execute its restructuring plans and achieve the desired benefit, the ability of Adient to meet debt service requirements and terms of future financing, the impact of global tax reform legislation, the impact of more aggressive positions taken by tax authorities, potential adjustment of the value of deferred tax assets, global climate change and related emphasis on sustainability matters by various stakeholders, and the ability of Adient to achieve its sustainability-related goals, cancellation of, or changes to, commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 and the Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within this report as well as within Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, unless otherwise specified, and Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Adient plc | Form 10-Q | 35

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

Factors Affecting Adient’s Operating Environment

The results presented below are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to face a dynamic environment surrounding future production volume. This dynamic environment is the result of a combination of factors experienced over the recent past including the impact of higher energy, freight and other costs resulting from the conflicts in the Middle East and other parts of the world, softening consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest expected margin declines as Adient continues to win new business with local OEMs in China, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China, overcapacity in the EMEA reporting unit resulting in pricing pressure, continued disruptions caused by slower EV adoption rates, and interruptions from other suppliers due to production downtime and shortages of critical components or raw materials. Adient has also been experiencing increased levels of discussions with taxing authorities and more aggressive negotiations by the tax authorities as part of tax audits and related inquiries, resulting in higher levels of uncertainty on tax assessment outcomes. These factors may continue to negatively impact Adient’s results in the foreseeable future. Adient is also monitoring developments associated with the Supreme Court decision related to tariffs issued under the International Emergency Economic Powers Act ("IEEPA"). No amounts have been recorded as of March 31, 2026 for recoveries from the government due to various legal, regulatory and administrative uncertainties that remain unresolved. The impact of potential recoveries is not expected to be material to Adient's results of operations and operating cash flows. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During the three and six months ended March 31, 2026, global light vehicle production decreased 0.9% and increased 0.7%, respectively, primarily driven by reduced production volumes in North America and China, partially offset by higher production volumes in Asia.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended March 31,			Six Months Ended March 31,
(units in millions)	2026	Change	2025	2026	Change	2025
Global	21.5	(0.9)%	21.7	46.2	0.7%	45.9
North America	3.7	(2.6)%	3.8	7.2	(2.7)%	7.4
South America	0.7	—%	0.7	1.5	—%	1.5
EMEA	4.6	—%	4.6	9.3	2.2%	9.1
China	6.5	(5.8)%	6.9	16.3	(0.6)%	16.4
Asia, excluding China, and Other	6.0	5.3%	5.7	11.9	3.5%	11.5

Source: S&P Global, April 2026

Adient plc | Form 10-Q | 36

Financial Results Summary
Significant aspects of Adient's financial results for the second quarter of fiscal 2026 include the following:

•Adient recorded net sales of $3,865 million for the second quarter of fiscal 2026, representing an increase of $254 million, or 7%, when compared to the second quarter of fiscal 2025. The increase in net sales is primarily attributable to the favorable impact of foreign currencies, higher overall production volumes in Americas and Asia, net of lower overall production volumes in EMEA, and a net favorable impact of commercial pricing adjustments including customer cost recoveries.

•Gross profit was $257 million, or 6.6% of net sales, for the second quarter of fiscal 2026 compared to $261 million, or 7.2% of net sales for the second quarter of fiscal 2025. Profitability was lower due primarily to lower production volume/mix and unfavorable operating performance, partially offset by the favorable impact of foreign currencies.

•Equity income was $13 million for the second quarter of fiscal 2026, compared to $18 million for the second quarter of fiscal 2025. The decrease is primarily attributable to unfavorable production volumes and unfavorable operating performance at partially-owned affiliates.

•Net income attributable to Adient was $27 million for the second quarter of fiscal 2026, compared to net loss attributable to Adient of $335 million for the second quarter of fiscal 2025. The higher net income in the second quarter of fiscal 2026 is primarily attributable to a $333 million non-cash goodwill impairment charge relating to the EMEA reporting unit in the prior year, the favorable impact of foreign currencies, lower income tax expense, lower SG&A expenses and a decrease in income attributable to noncontrolling interests, partially offset by unfavorable production volume/mix and lower equity income.

Consolidated Results of Operations

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	Change	2025	2026	Change	2025
Net sales	$3,865	7%	$3,611	$7,509	6%	$7,106
Cost of sales	3,608	8%	3,350	7,035	6%	6,629
Gross profit	257	(2)%	261	474	(1)%	477
Selling, general and administrative expenses	138	(4)%	144	268	—%	269
Restructuring and impairment costs	5	(99)%	351	29	(92)%	374
Equity income	13	(28)%	18	40	(7)%	43
Earnings (loss) before interest and income taxes	127	>100%	(216)	217	>100%	(123)
Net financing charges	48	—%	48	96	3%	93
Other pension expense	3	>100%	1	4	100%	2
Income (loss) before income taxes	76	>100%	(265)	117	>100%	(218)
Income tax provision	32	(33)%	48	74	6%	70
Net income (loss)	44	>100%	(313)	43	>100%	(288)
Income attributable to noncontrolling interests	17	(23)%	22	38	(19)%	47
Net income (loss) attributable to Adient	$27	>100%	$(335)	$5	>100%	$(335)

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	Change	2025	2026	Change	2025
Net sales	$3,865	7%	$3,611	$7,509	6%	$7,106

Net sales increased by $254 million, or 7%, in the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025 due to the favorable impact of foreign currencies ($157 million), higher production volumes in Americas and Asia, net of
Adient plc | Form 10-Q | 37

lower production volumes in EMEA as a result of softening customer demand and strategic portfolio actions ($85 million) and the net favorable impact of commercial pricing adjustments including customer cost and tariff recoveries ($12 million).

Net sales increased by $403 million, or 6%, during the first six months of fiscal 2026 as compared to the first six months of fiscal 2025 due to the favorable impact of foreign currencies ($255 million), higher production volumes in Americas and Asia, net of lower production volumes in EMEA as a result of softening customer demand and strategic portfolio actions ($126 million) and the net favorable impact of commercial pricing adjustments including customer and tariff cost recoveries ($22 million).

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	Change	2025	2026	Change	2025
Cost of sales	$3,608	8%	$3,350	$7,035	6%	$6,629
Gross profit	$257	(2)%	$261	$474	(1)%	$477
% of sales	6.6%		7.2%	6.3%		6.7%

Cost of sales increased by $258 million, or 8%, and gross profit decreased by $4 million, or 2%, in the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025. The year over year increase in cost of sales was primarily due to the unfavorable impact of foreign currencies ($143 million), the impact of higher production volumes in Americas and Asia, net of lower production volumes in EMEA as a result of softening customer demand and strategic portfolio actions ($103 million) and unfavorable net operating performance including increased program launch costs and the impact of tariffs partially offset by favorable material cost adjustments ($12 million). Gross profit for the three months ended March 31, 2026 was impacted by unfavorable volume/mix and unfavorable net operating performance mainly due to increased program launch costs, partially offset by the favorable impact of foreign currencies.

Cost of sales increased by $406 million, or 6%, and gross profit decreased by $3 million, or 1%, during the first six months of fiscal 2026 as compared to the first six months of fiscal 2025. The year over year increase in cost of sales was primarily due to the unfavorable impact of foreign currencies ($228 million), the impact of higher production volumes in Americas and Asia, partially offset by lower production volumes in EMEA as a result of softening customer demand and strategic portfolio actions ($155 million) and unfavorable net operating performance including increased program launch costs, inefficiencies related to certain customer disruptions and the impact of tariffs partially offset by favorable material cost adjustments ($23 million). Gross profit for the six months ended March 31, 2026 was impacted by unfavorable volume/mix and unfavorable net operating performance including increased program launch costs and the impact of tariffs, partially offset by the favorable impact of foreign currencies and favorable material cost adjustments.

Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	Change	2025	2026	Change	2025
Selling, general and administrative expenses	$138	(4)%	$144	$268	—%	$269
% of sales	3.6%		4.0%	3.6%		3.8%

SG&A decreased by $6 million, or 4%, in the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025 due to lower net engineering and other administrative spending ($13 million), third-party consulting costs associated with strategic planning in the previous year ($8 million), partially offset by higher compensation expense including equity and performance-based incentive compensation costs ($8 million) and the unfavorable impact of foreign currencies ($7 million).

SG&A decreased by $1 million during the first six months of fiscal 2026 as compared to the first six months of fiscal 2025 due to lower net engineering and other administrative spending ($26 million), third-party consulting costs associated with strategic planning in the previous year ($8 million), partially offset by higher compensation expense including equity and performance-
Adient plc | Form 10-Q | 38

based incentive compensation costs ($17 million), the unfavorable impact of foreign currencies ($11 million) and a non-recurring gain on the sale of an asset in the prior year ($5 million).

Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	Change	2025	2026	Change	2025
Restructuring and impairment costs	$5	(99)%	$351	$29	(92)%	$374

Restructuring and impairment costs were lower by $346 million during the second quarter of fiscal 2026 and lower by $345 million during the first six months of fiscal 2026 due to a prior-year $333 million impairment charge relating to EMEA's goodwill during the three months ended March 31, 2025 and a $10 million impairment loss recorded on the Adient Aerospace investment during the first six months of fiscal 2025. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Equity Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	Change	2025	2026	Change	2025
Equity income	$13	(28)%	$18	$40	(7)%	$43

Equity income was $13 million for the second quarter of fiscal 2026, compared to $18 million in the second quarter of fiscal 2025. The decrease is primarily attributable to unfavorable production volumes at partially-owned affiliates ($4 million) and unfavorable operating performance at partially-owned affiliates ($1 million).

Equity income was $40 million during the first six months of fiscal 2026, compared to $43 million during the first six months of fiscal 2025. The decrease is primarily attributable to a one-time gain on the sale of Setex during the first quarter of fiscal 2025 ($4 million) and restructuring-related charges related to certain of Adient's investment in non-consolidated affiliates ($2 million), partially offset by favorable operating performance at partially-owned affiliates ($2 million) and favorable production volumes at partially-owned affiliates ($1 million).

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	Change	2025	2026	Change	2025
Net financing charges	$48	—%	$48	$96	3%	$93

Net financing charges in the second quarter of fiscal 2026 were comparable to the second quarter of fiscal 2025, and higher by $3 million during the first six months of fiscal 2026 as compared to the first six months of fiscal 2025. The increase was primarily due to higher interest expense as a result of higher average interest rates. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions and components of net financing charges.

Other Pension Expense

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	Change	2025	2026	Change	2025
Other pension expense	$3	>100%	$1	$4	100%	$2

Adient plc | Form 10-Q | 39

Other pension expense was higher by $2 million in the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025, and higher by $2 million during the first six months of fiscal 2026 as compared to the first six months of fiscal 2025 due to a curtailment loss of $2 million recorded in the Asia segment. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	Change	2025	2026	Change	2025
Income tax provision	$32	(33)%	$48	$74	6%	$70

The second quarter fiscal 2026 income tax expense of $32 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by tax benefits related to statute expirations. The second quarter fiscal 2025 income tax expense of $48 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, $19 million of tax expense related to adjustments to net operating loss deferred tax assets, $9 million of tax expense related to the establishment of an uncertain tax position, and the impact of the impairment of the non-tax-deductible portion of the EMEA goodwill balance for which there is no corresponding income tax benefit.

The first six months of fiscal 2026 income tax expense of $74 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and the establishment of uncertain tax positions as a result of initiating a foreign tax audit settlement, partially offset by tax benefits related to audit closures and statute expirations. The first six months of fiscal 2025 income tax expense of $70 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, $19 million of tax expense related to adjustments to net operating loss deferred tax assets, $9 million of tax expense related to the establishment of an uncertain tax position, and the impact of the impairment of the non-tax-deductible portion of the EMEA goodwill balance for which there is no corresponding income tax benefit, partially offset by $7 million of tax benefits from the release of uncertain tax positions due to statute expirations.

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	Change	2025	2026	Change	2025
Income attributable to noncontrolling interests	$17	(23)%	$22	$38	(19)%	$47

The decrease in income attributable to noncontrolling interests in the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025 is primarily attributable to lower production volumes and unfavorable operating performance at certain consolidated joint ventures in Asia.

The decrease in income attributable to noncontrolling interests during the first six months of fiscal 2026 as compared to the first six months of fiscal 2025 is primarily attributable to lower production volumes and unfavorable operating performance at certain consolidated joint ventures in Asia.

Net Income (Loss) Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	Change	2025	2026	Change	2025
Net income (loss) attributable to Adient	$27	>100%	$(335)	$5	>100%	$(335)

Net income attributable to Adient was $27 million for the second quarter of fiscal 2026, compared to net loss attributable to Adient of $335 million for the second quarter of fiscal 2025. The higher net income in the second quarter of fiscal 2026 is primarily attributable to a $333 million non-cash goodwill impairment charge relating to the EMEA reporting unit in the prior
Adient plc | Form 10-Q | 40

year, the favorable impact of foreign currencies, lower income tax expense, lower SG&A expenses and a decrease in income attributable to noncontrolling interests, partially offset by unfavorable production volume/mix and lower equity income.

Net income attributable to Adient was $5 million during the first six months of fiscal 2026, compared to net loss attributable to Adient of $335 million during the first six months of fiscal 2025. The higher net income during the first six months of fiscal 2026 is primarily attributable to a $333 million non-cash goodwill impairment charge relating to the EMEA reporting unit in the previous year, the favorable impact of foreign currencies and a decrease in income attributable to noncontrolling interests, partially offset by unfavorable production volume/mix and lower equity income.

Comprehensive Loss Attributable to Adient

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	Change	2025	2026	Change	2025
Comprehensive loss attributable to Adient	$(29)	87%	$(229)	$(37)	92%	$(454)

Comprehensive loss attributable to Adient was $29 million for the second quarter of fiscal 2026 compared to $229 million of comprehensive loss for the second quarter of fiscal 2025. The lower comprehensive loss attributable to Adient is due primarily to a higher net income in the second quarter of fiscal 2026 compared to a net loss in the second quarter of fiscal 2025 ($357 million) and lower comprehensive income attributable to noncontrolling interests ($13 million), partially offset by the unfavorable impact of foreign currency translation adjustments ($131 million), realized and unrealized losses on derivatives in the second quarter of fiscal 2026 compared to a gains in the second quarter of fiscal 2025 ($39 million).

Comprehensive loss attributable to Adient was $37 million for the first six months of fiscal 2026 compared to $454 million of comprehensive loss for the first six months of fiscal 2025. The lower comprehensive loss attributable to Adient is due primarily to a higher net income in the first six months of fiscal 2026 compared to a net loss in the first six months of fiscal 2025 ($331 million) and lower realized and unrealized losses on derivatives ($119 million), partially offset by the unfavorable impact of foreign currency translation adjustments ($25 million) and higher comprehensive income attributable to noncontrolling interests ($8 million).

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

The results presented below are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to face a dynamic environment surrounding future production volume. This dynamic environment is the result of a combination of factors experienced over the recent past including the impact of higher energy, freight and other costs resulting from the conflicts in the Middle East and other parts of the world, softening consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest expected margin declines as Adient continues to win new business with local OEMs in China, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China, overcapacity in the EMEA reporting unit resulting in pricing pressure along with continued disruptions caused by slower electric vehicle adoption rates, and interruptions from other suppliers due to production downtime and shortages of critical components or raw materials. Adient has also been experiencing increased levels of discussions with taxing authorities and more aggressive negotiations by the tax authorities as part of tax audits and related inquiries, resulting in higher levels of uncertainty on tax assessment outcomes. These factors may continue to negatively impact Adient’s results in the foreseeable future. Adient is also monitoring developments associated with the Supreme Court decision related to tariffs issued under the International Emergency Economic Powers Act ("IEEPA"). No amounts have been recorded as of March 31, 2026 for recoveries from the government due to various legal, regulatory and administrative uncertainties that
Adient plc | Form 10-Q | 41

remain unresolved. The impact of potential recoveries is not expected to be material to Adient's results of operations and operating cash flows. Refer to the Factors Affecting Adient’s Operating Environment section in this Form 10-Q and within our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, for additional information on factors that have impacted Adient.

Financial information relating to Adient's reportable segments is as follows:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Three months ended March 31, 2026
Net sales	$1,884	$1,272	$734	$(25)	$3,865
Adjusted EBITDA	$109	$45	$92	$(23)	$223

Six months ended March 31, 2026
Net sales	$3,526	$2,477	$1,553	$(47)	$7,509
Adjusted EBITDA	$189	$79	$207	$(45)	$430

Three months ended March 31, 2025
Net sales	$1,699	$1,231	$707	$(26)	$3,611
Adjusted EBITDA	$94	$50	$110	$(21)	$233

Six months ended March 31, 2025
Net sales	$3,310	$2,360	$1,479	$(43)	$7,106
Adjusted EBITDA	$179	$72	$221	$(43)	$429

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income (loss) before income taxes:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Adjusted EBITDA
Americas	$109	$94	$189	$179
EMEA	45	50	79	72
Asia	92	110	207	221
Subtotal	246	254	475	472
Corporate-related costs (1)	(23)	(21)	(45)	(43)
Restructuring and impairment costs (2)	(5)	(351)	(29)	(374)
Purchase accounting amortization (3)	(12)	(12)	(23)	(23)
Restructuring related charges (4)	(6)	(5)	(13)	(6)
Gain on disposal transactions (5)	—	—	—	4
Depreciation	(68)	(67)	(137)	(136)
Equity based compensation	(9)	(5)	(17)	(10)
Other items (6)	4	(9)	6	(7)
Earnings (loss) before interest and income taxes	127	(216)	217	(123)
Net financing charges	(48)	(48)	(96)	(93)
Other pension expense	(3)	(1)	(4)	(2)
Income (loss) before income taxes	$76	$(265)	$117	$(218)

Adient plc | Form 10-Q | 42

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments. The three and six months ended March 31, 2026 reflects restructuring charges of $5 million and $29 million, respectively. The three months ended March 31, 2025 reflects restructuring charges of $18 million and a non-recurring, non-cash goodwill impairment charge of $333 million in the EMEA reporting unit. The six months ended March 31, 2025 reflects restructuring charges of $31 million, a non-recurring, non-cash goodwill impairment charge of $333 million in the EMEA reporting unit and an impairment charge of $10 million related to Adient’s investment in Adient Aerospace. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. The three months ended March 31, 2026 includes $5 million of restructuring-related charges primarily recorded in cost of sales and $1 million of restructuring charges at partially-owned affiliates recorded within equity income. The six months ended March 31, 2026 includes $10 million of restructuring-related charges primarily recorded in cost of sales and $3 million of restructuring charges at partially-owned affiliates recorded within equity income. The three months ended March 31, 2025 includes $5 million in restructuring-related charges primarily recorded in cost of sales. The six months ended March 31, 2025 includes $11 million in restructuring-related charges primarily recorded in cost of sales, partially offset by a $5 million gain on sale of a restructured facility in Americas recorded in SG&A.

(5) The six months ended March 31, 2025 includes a $4 million gain on sale of its partially-owned investment in Setex recorded within equity income. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

(6) The three months ended March 31, 2026 includes a $5 million one-time, non-recurring reversal of contingent liabilities with a customer recorded in cost of sales, partially offset by $1 million of transaction costs recorded in SG&A. The six months ended March 31, 2026 includes a $5 million one-time, non-recurring reversal of contingent liabilities with a customer recorded in cost of sales and a $2 million gain on a non-recurring contract related settlement recorded in SG&A, partially offset by $1 million of transaction costs recorded in SG&A. The three months ended March 31, 2025 includes $8 million of third-party consulting costs associated with strategic planning recorded in SG&A and a $1 million non-recurring loss at affiliates recorded in equity income. The six months ended March 31, 2025 includes $8 million of third-party consulting costs associated with strategic planning and a $1 million non-recurring loss at affiliates, partially offset by a $2 million gain on a non-recurring contract related settlement recorded in SG&A.

Americas

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	Change	2025	2026	Change	2025
Net sales	$1,884	11%	$1,699	$3,526	7%	$3,310
Adjusted EBITDA	$109	16%	$94	$189	6%	$179

Net sales increased during the second quarter of fiscal 2026 by $185 million primarily due to higher production volumes ($131 million), net favorable commercial pricing adjustments including customer cost and tariff recoveries ($48 million) and the favorable impact of foreign currencies ($6 million).

Net sales increased during the first six months of fiscal 2026 by $216 million primarily due to higher production volumes ($130 million), net favorable commercial pricing adjustments including customer cost and tariff recoveries ($77 million) and the favorable impact of foreign currencies ($9 million).

Adjusted EBITDA increased during the second quarter of fiscal 2026 by $15 million due to favorable net operating performance reflecting favorable customer pricing and the net impact of tariffs, partially offset by unfavorable material cost adjustments, higher overhead and program launch costs ($9 million), the favorable impact of foreign currencies ($4 million), lower SG&A and engineering expenses ($1 million) and favorable production volumes/mix ($1 million).
Adient plc | Form 10-Q | 43

Adjusted EBITDA increased during the first six months of fiscal 2026 by $10 million due to lower SG&A and engineering expenses ($11 million), the favorable impact of foreign currencies ($6 million) and favorable net operating performance reflecting favorable customer pricing, partially offset by operating inefficiencies due to production disruption costs related to certain customers, unfavorable material cost, higher program launch costs and the net impact of tariffs ($8 million), partially offset by unfavorable production volumes/mix ($14 million) and lower equity income ($1 million).

EMEA

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	Change	2025	2026	Change	2025
Net sales	$1,272	3%	$1,231	$2,477	5%	$2,360
Adjusted EBITDA	$45	(10)%	$50	$79	10%	$72

Net sales increased during the second quarter of fiscal 2026 by $41 million primarily as a result of the favorable impact of foreign currencies ($134 million), partially offset by lower production volumes as a result of softening customer demand and strategic portfolio actions ($83 million) and an unfavorable impact of net commercial pricing adjustments including customer cost recoveries ($10 million).

Net sales increased during the first six months of fiscal 2026 by $117 million primarily as a result of the favorable impact of foreign currencies ($228 million), partially offset by lower production volumes as a result of softening customer demand and strategic portfolio actions ($97 million) and an unfavorable impact of net commercial pricing adjustments including customer cost recoveries ($14 million).

Adjusted EBITDA decreased during the second quarter of fiscal 2026 by $5 million due to unfavorable production volume/mix ($13 million), partially offset by the favorable impact of foreign currencies ($5 million), lower SG&A and engineering expenses ($2 million) and higher equity income ($1 million).

Adjusted EBITDA increased during the first six months of fiscal 2026 by $7 million due to favorable net operating performance reflecting favorable material cost adjustments and lower overhead and launch costs, partially offset by unfavorable customer pricing ($11 million), the favorable impact of foreign currencies ($4 million) and higher equity income ($1 million), partially offset by unfavorable production volume/mix ($8 million) and higher SG&A and engineering expenses ($1 million).

Asia

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	Change	2025	2026	Change	2025
Net sales	$734	4%	$707	$1,553	5%	$1,479
Adjusted EBITDA	$92	(16)%	$110	$207	(6)%	$221

Net sales increased during the second quarter of fiscal 2026 by $27 million due to higher production volumes ($33 million) and the favorable impact of foreign currencies ($19 million), partially offset by net unfavorable commercial pricing adjustments including customer cost recoveries ($25 million).

Net sales increased during the first six months of fiscal 2026 by $74 million due to higher production volumes ($92 million) and the favorable impact of foreign currencies ($22 million), partially offset by net unfavorable commercial pricing adjustments including customer cost recoveries ($40 million).

Adjusted EBITDA decreased during the second quarter of fiscal 2026 by $18 million due to unfavorable net operating performance reflecting unfavorable customer pricing adjustments and higher overhead and product launch costs, partially offset by favorable material costs ($18 million), lower equity income ($7 million) and unfavorable production volumes/mix ($6 million), partially offset by lower SG&A and engineering expenses ($9 million) and the favorable impact of foreign currencies ($4 million).

Adient plc | Form 10-Q | 44

Adjusted EBITDA decreased during the first six months of fiscal 2026 by $14 million due to unfavorable net operating performance reflecting unfavorable customer pricing and higher overhead and product launch costs, partially offset by favorable material cost adjustments ($25 million), unfavorable production volumes/mix ($7 million), partially offset by lower SG&A and engineering expenses ($9 million), the favorable impact of foreign currencies ($7 million) and higher equity income ($2 million).

Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs, debt service requirements and discretionary spending to repurchase Adient's shares. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below for discussion of Adient's financing arrangements. Adient believes that its current financial resources will be sufficient to fund its liquidity requirements for at least the next twelve months. Fiscal 2026 cash flows are expected to be lower than fiscal 2025 cash flows due primarily to reduced profitability resulting from lower production volumes, higher capital spending to fund growth initiatives, non-recurring tax settlements and an acceleration in the timing of commercial settlements in fiscal 2025. During the second quarter of fiscal 2026, Adient experienced higher operating cash flows resulting from certain commercial and derivative transactions approximating $90 million, which are expected to be settled and paid in the third quarter of fiscal 2026.

Indebtedness

As of September 30, 2025, Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintained an asset-based revolving credit facility (the "ABL Credit Facility"), which provided for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. During the first quarter of fiscal 2026, Adient amended the ABL Credit Facility, reducing the maximum facility from $1,250 million to $1,000 million (consisting of a North American subfacility of up to $895 million and a European subfacility of up to $105 million). Under the amended agreement, Adient will pay a commitment fee of 0.20% - 0.25% (previously 0.25% to 0.375%) on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Adient incurred $6 million of costs associated with this amendment, which was recorded as deferred financing costs. The amended ABL Credit Facility is set to mature in October 2030 (previously November 2027), subject to certain springing maturity provisions. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the amended ABL Credit Facility then in effect. Subject to certain conditions, the amended ABL Credit Facility may be expanded by up to $500 million in additional commitments. Loans under the amended ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the amended ABL Credit Facility to incorporate certain sustainability-based pricing provisions. The amended ABL Credit Facility is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the amended ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in Dollars, EURIBOR, in the case of amounts outstanding in Euros, STIBOR, in the case of amounts outstanding in Swedish Krona and SONIA, in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of 1.25% - 1.75% (previously 1.50% to 2.00%). During the second quarter of fiscal 2026, Adient drew down and fully repaid an aggregate of $150 million on the amended ABL Credit Facility. No amounts were outstanding as of March 31, 2026 under this facility, and total availability on that date was $957 million (net of $8 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $622 million and $626 million as of March 31, 2026 and September 30, 2025, respectively. During the first quarter of fiscal 2025, the Term Loan B Agreement was amended to reduce the applicable margin from 2.75% to 2.25%. Adient incurred $1 million of costs associated with the modification, which was recorded as deferred financing costs. The maturity date was also extended from April 2028 to January 2031. The amended Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The amended Term Loan B Agreement permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the amended Term Loan B Agreement accrues at Term SOFR plus an applicable margin. During the second quarter of fiscal 2026,
Adient plc | Form 10-Q | 45

Adient further amended the Term Loan B Agreement to reduce the applicable margin from 2.25% to 2.00%. Adient incurred $1 million of costs associated with this amendment, which was recorded as deferred financing costs.

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

Sources of Cash Flows

	Six Months Ended March 31,
(in millions)	2026	2025
Cash provided by operating activities	$161	$64
Cash used by investing activities	(143)	(78)
Cash used by financing activities	(121)	(149)
Capital expenditures	(138)	(109)

Operating Cash Flows: The increase in cash flows from operating activities is primarily due to higher accounts payable and accrued liabilities and a higher level of cash payments associated with restructuring activities in the previous year, partially offset by higher account receivables and an increase in inventories. During the second quarter of fiscal 2026, Adient experienced higher operating cash flows resulting from certain commercial and derivative transactions approximating $90 million, which are expected to be settled and paid in the third quarter of fiscal 2026.

Investing Cash Flows: The increase in cash used by investing activities is primarily attributable to higher capital expenditures and proceeds received from the sale of Adient's interest in Setex during the first six months of fiscal 2025.

Financing Cash Flows: The decrease in cash used by financing activities is primarily attributable to the acquisition of the noncontrolling interest in Technotrim during the first six months of fiscal 2025. Refer to Note 11, "Equity and Noncontrolling Interests," of the notes to the consolidated financial statements for additional information.

Capital expenditures: Capital expenditures during the first six months of fiscal 2026 were driven by higher levels of investments in artificial intelligence ("AI"), automation and innovation as well as expenditures related to new and replacement programs.

Working capital

(in millions)	March 31, 2026	September 30, 2025
Current assets	$4,247	$4,133
Current liabilities	3,870	3,687
Working capital	$377	$446

Working capital decreased by $69 million primarily due to an increase in accounts payable and a decrease in cash and cash equivalents, partially offset by decreases in accrued compensation and benefits and other noncurrent liabilities, as well as increases in net accounts receivable, inventories and other current assets.
Adient plc | Form 10-Q | 46

Restructuring Costs

During the first six months of fiscal 2026, Adient committed to restructuring actions ("2026 Plan") resulting in charges of $28 million. Additional charges totaling $1 million related to prior year plans were also recorded during the six months ended March 31, 2026. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The 2026 Plan is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with the 2026 Plan will primarily occur in fiscal years 2026 and 2027 and are expected to be substantially complete by fiscal year 2027. Adient currently estimates that upon completion of the restructuring actions, the 2026 Plan will reduce annual operating costs by approximately $15 million, which is primarily the result of lower costs of sales and SG&A due to reduced employee-related costs; however, minimal impact to net earnings is expected.

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

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of Adient's ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. From fiscal 2023 through fiscal 2025, Adient repurchased and immediately retired a total of 17,297,377 ordinary shares. The aggregate amount of cash paid to repurchase the shares was $465 million, all of which had been spent through September 30, 2025. During the first quarter of fiscal 2026, Adient repurchased and immediately retired 1,232,932 of its ordinary shares at an average purchase price per share of $20.27, for an aggregate amount of cash paid of $25 million. No shares were repurchased during the second quarter of fiscal 2026. As of March 31, 2026, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $110 million.

Off-Balance Sheet Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of March 31, 2026, $176 million was funded under these programs compared to $185 million as of September 30, 2025.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of March 31, 2026, and September 30, 2025, Adient's liabilities related to this program were $107 million and $105 million, respectively. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

Adient plc | Form 10-Q | 47

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

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2025, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended March 31, 2026.

New Accounting Pronouncements

See Note 1, "Organization and Summary of Significant Accounting Policies," of the notes to the consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2026, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, Adient's principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in SEC rules and forms. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2026, Adient continued to implement a new enterprise resource planning ("ERP") system at certain of its entities in China. The implementation of the ERP system is planned to occur in phases over the coming year for all majority owned entities in China. There were no other changes in internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Adient has updated or supplemented the below risk factor to reflect recent developments, and this risk factor should be read in combination with those previously reported in Adient’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. To the extent applicable, the following risk factor updates supersede the corresponding risk factor previously reported in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

The current conflicts in the Middle East and Iran, as well as the ongoing war in Ukraine following Russia’s invasion in 2022, have resulted in significant uncertainty and instability in global vehicle production, supply chains and availability of certain
Adient plc | Form 10-Q | 49

commodities and raw materials. Although Adient has no operations in the Middle East or Ukraine and its operation in Russia has since been disposed, certain of its suppliers as well as customers depend on commodities and other material supplies that originate in the Middle East, Ukraine or Russia. The conflicts have led to increases in the cost of commodities and energy have the potential for shortages, especially in Europe and Asia. In response to Russia’s invasion in Ukraine, a number of countries, including the United States, the United Kingdom and members of the European Union, have implemented economic sanctions on Russia and certain Russian enterprises including several large banks. If these conflicts continue or expand, it may trigger a series of additional economic or energy market impacts or further sanctions which in turn could further disrupt the global automotive supply chains by limiting supplies of key components or commodities and increasing inflationary pressures. These ongoing conflicts, along with other geopolitical uncertainties, could have broader adverse impacts on macroeconomic factors that impact Adient's business, cash flows, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Repurchase of Equity Securities

Share repurchase activity during the three months ended March 31, 2026 was as follows:

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)(1)
January 1 to January 31, 2026	—	$—	—	$110
February 1 to February 28, 2026	—	—	—	110
March 1 to March 31, 2026	—	—	—	110
	—	$—	—	$110

(1) In November 2022, Adient’s board of directors authorized the repurchase of Adient’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Repurchased shares are retired immediately upon repurchase.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Adient plc | Form 10-Q | 50

Item 5.	Other Information

During the second quarter of fiscal year 2026, none of Adient’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

Adient plc | Form 10-Q | 51

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

Adient plc | Form 10-Q | 52

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adient plc
By:	/s/ Jerome J. Dorlack
Jerome J. Dorlack
President and Chief Executive Officer
Date:	May 6, 2026

By:	/s/ Mark A. Oswald
Mark A. Oswald
Executive Vice President and Chief Financial Officer
Date:	May 6, 2026

Adient plc | Form 10-Q | 53