Form 10-Q
period 2026-06-30
Adient plc
filed 2026-08-05
CIK 1670541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

At June 30, 2026, 77,096,932 ordinary shares were outstanding.

Adient plc
Form 10-Q
For the Three Months Ended June 30, 2026

Adient plc | Form 10-Q | 2

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Adient plc
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Net sales	$3,929	$3,741	$11,438	$10,847
Cost of sales	3,694	3,504	10,729	10,133
Gross profit	235	237	709	714
Selling, general and administrative expenses	136	129	404	398
Restructuring and impairment costs	5	7	34	381
Equity income	20	17	60	60
Earnings (loss) before interest and income taxes	114	118	331	(5)
Net financing charges	48	51	144	144
Other pension expense	1	1	5	3
Income (loss) before income taxes	65	66	182	(152)
Income tax provision	23	7	97	77
Net income (loss)	42	59	85	(229)
Income attributable to noncontrolling interests	17	23	55	70
Net income (loss) attributable to Adient	$25	$36	$30	$(299)

Earnings (loss) per share:
Basic	$0.32	$0.43	$0.38	$(3.56)
Diluted	$0.32	$0.43	$0.38	$(3.56)

Shares used in computing earnings per share:
Basic	78.1	83.5	78.4	83.9
Diluted	79.2	83.7	79.3	83.9

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 3

Adient plc
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$42	$59	$85	$(229)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3	129	(20)	(13)
Realized and unrealized gains (losses) on derivatives	11	22	(5)	31
Other comprehensive income (loss)	14	151	(25)	18
Total comprehensive income (loss)	56	210	60	(211)
Comprehensive income attributable to noncontrolling interests	18	34	59	67
Comprehensive income (loss) attributable to Adient	$38	$176	$1	$(278)

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 4

Adient plc
Consolidated Statements of Financial Position
(unaudited)

(in millions, except share and per share data)	June 30, 2026	September 30, 2025
Assets
Cash and cash equivalents	$924	$958
Accounts receivable - net	1,881	1,873
Inventories	729	695
Other current assets	652	607
Current assets	4,186	4,133
Property, plant and equipment - net	1,385	1,409
Goodwill	1,799	1,807
Other intangible assets - net	298	319
Investments in partially-owned affiliates	276	276
Assets held for sale	12	9
Other noncurrent assets	1,003	1,001
Total assets	$8,959	$8,954
Liabilities and Shareholders' Equity
Short-term debt	$—	$2
Current portion of long-term debt	9	9
Accounts payable	2,744	2,549
Accrued compensation and benefits	378	393
Other current liabilities	685	734
Current liabilities	3,816	3,687
Long-term debt	2,379	2,386
Pension and postretirement benefits	108	112
Other noncurrent liabilities	568	611
Long-term liabilities	3,055	3,109
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interests	75	95
Preferred shares issued, par value $0.001; 100,000,000 shares authorized, Zero shares issued and outstanding at June 30, 2026	—	—
Ordinary shares issued, par value $0.001; $500,000,000 shares authorized, 77,096,932 shares issued and outstanding at June 30, 2026	—	—
Additional paid-in capital	3,564	3,602
Accumulated deficit	(1,136)	(1,166)
Accumulated other comprehensive loss	(699)	(670)
Shareholders' equity attributable to Adient	1,729	1,766
Noncontrolling interests	284	297
Total shareholders' equity	2,013	2,063
Total liabilities and shareholders' equity	$8,959	$8,954

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-Q | 5

Adient plc
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30,
(in millions)	2026	2025
Operating Activities
Net income (loss) attributable to Adient	$30	$(299)
Income attributable to noncontrolling interests	55	70
Net income (loss)	85	(229)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	211	207
Amortization of intangibles	35	35
Pension and postretirement expense	10	7
Pension and postretirement contributions, net	(16)	(15)
Equity in earnings of partially-owned affiliates, net of dividends received	18	16
Gain on sale of interests in nonconsolidated partially-owned affiliates	—	(4)
Deferred income taxes	(16)	1
Non-cash impairment charges	—	343
Equity-based compensation	26	20
Other	3	(3)
Changes in assets and liabilities excluding impact of acquisitions/divestitures:
Receivables	(55)	80
Inventories	(41)	44
Other assets	37	(137)
Accounts payable and accrued liabilities	60	(134)
Accrued income taxes	9	5
Cash provided by operating activities	366	236
Investing Activities
Capital expenditures	(205)	(166)
Sale of property, plant and equipment	8	16
Settlement of derivatives	3	—
Acquisition of businesses, net of cash acquired	(4)	—
Business divestitures	—	27
Investments in partially-owned affiliates	(6)	(3)
Other	(1)	(1)
Cash used by investing activities	(205)	(127)
Financing Activities
Drawdown of ABL revolver and other bank borrowings	153	—
Repayment of ABL revolver and other bank borrowings	(155)	(1)
Issuance of long-term debt	—	795
Repayment of long-term debt, including premium paid	(7)	(801)
Debt financing costs	(7)	(13)
Share repurchases	(55)	(75)
Acquisition of a noncontrolling interest	—	(28)
Dividends paid to and other transactions with noncontrolling interests	(87)	(86)
Share based compensation and other	(5)	(3)
Cash used by financing activities	(163)	(212)
Effect of exchange rate changes on cash and cash equivalents	(32)	18
Decrease in cash and cash equivalents	(34)	(85)
Cash and cash equivalents at beginning of period	958	945
Cash and cash equivalents at end of period	$924	$860

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
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," Adient has determined that it was the primary beneficiary in two variable interest entities ("VIEs") for the reporting periods ended June 30, 2026, and September 30, 2025, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

(in millions)	June 30, 2026	September 30, 2025
Current assets	$348	$304
Noncurrent assets	92	94
Total assets	$440	$398

Current liabilities	$267	$257
Noncurrent liabilities	10	10
Total liabilities	$277	$267

Adient plc | Form 10-Q | 7

Earnings Per Share
The following table shows the computations of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Income available to shareholders
Net income (loss) attributable to Adient	$25	$36	$30	$(299)

Weighted average shares outstanding
Basic weighted average shares outstanding	78.1	83.5	78.4	83.9
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	1.1	0.2	0.9	—
Diluted weight average shares outstanding	79.2	83.7	79.3	83.9

Earnings (loss) per share:
Basic	$0.32	$0.43	$0.38	$(3.56)
Diluted	$0.32	$0.43	$0.38	$(3.56)
The effect of common stock equivalents which would have been anti-dilutive was excluded, and immaterial, from the calculation of diluted earnings per share for the three and nine months ended June 30, 2026 and for the three months ended June 30, 2025. Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for the nine months ended June 30, 2025 as a result of being in a loss position.

New Accounting Pronouncements

Standards to be Adopted During Fiscal 2026

Adient adopted Accounting Standards Codification ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in fiscal 2026, which requires additional annual disclosures about the reporting entity's reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. The ASU also requires further disaggregation of income tax amounts paid by federal, state and foreign, as well as by material jurisdiction.

Standards Effective After Fiscal 2026

Adient has considered the new standards that are summarized below, each to be effective after fiscal 2026 and each of which is not expected to significantly impact the consolidated financial statements:

Standard to be Adopted	Description	Date Effective
ASU 2025-05 Measurement of Credit Losses for Accounts Receivable and Contract Assets (Financial Instruments – Credit Losses (Topic 326))	The ASU provides a practical expedient and an accounting policy election under which conditions at the period-end date can be assumed to remain unchanged for an asset’s remaining life when estimating credit losses on current accounts receivable and current contract assets arising from transactions under ASC 606 Revenue from contracts with customers. The update is expected to simplify the credit loss assessment when applying Topic 326.	October 1, 2026
ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense: Disaggregation Disclosures (Subtopic 220-40)	The ASU requires disclosures of specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period, including: the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. It also requires disclosures of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	October 1, 2027
Adient plc | Form 10-Q | 8

ASU 2025-06 Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	The ASU amends the timing for capitalizing eligible internal use software costs. Under the new guidance, an entity is required to start capitalizing software costs when both of the following occur: 1) Management has authorized and committed to funding the software project; and 2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The ASU does not change the types of costs eligible for capitalization or the associated amortization and impairment guidance.	October 1, 2028
ASU 2026-02 Environmental Credits and Environmental Credit Obligations (Topic 818)	The ASU establishes a new Topic 818, which sets out guidance over environmental credits and environmental credit obligations. Under the ASU, an environmental credit (EC) is recognized as an asset if it is probable that it will be used to settle an environmental credit obligation (ECO), be transferred in an exchange transaction or used in a nonreciprocal transfer. An ECO liability is recognized as incurred through earnings or as part of the carrying value of another asset (e.g., inventory). EC assets and ECO liabilities are to be presented on a gross basis on the balance sheet.	October 1, 2028
ASU 2025-10 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	The ASU provides guidance over recognition, measurement and presentation of government grants received by public business entities. Under the ASU, a government grant is recognized when: 1) it is probable all conditions attached to the grant will be complied and the grant will be received; and 2) specific recognition guidance for the grant related to an asset or income is met. The benefit of the grant is in general recognized in earnings in a systematic and rational manner over the period in which the relevant expenses are recognized.	October 1, 2029

2. Revenue Recognition

Adient generates revenue through the sale of automotive seating solutions, including complete seating systems and the components of complete seating systems. Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, the program can be canceled at any time without cause by the customer. Programs awarded to Adient to supply parts to its customers do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is generally recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments (some of which are accounted for as variable consideration and subject to being constrained), net of the impact, if any, of consideration paid to the customer. The aggregate amount of net sales recorded during the third quarter of fiscal 2026 related to product sales transacted in prior periods was immaterial.

In pursuit of new program awards, Adient at times agrees to make upfront payments to customers. Each time such a payment is made, Adient evaluates its nature, the underlying economics, legal and compliance ramifications, and other relevant factors and circumstances. These payments are deemed to be consideration payable to customers and are generally recognized as a reduction to revenue once mutually agreed. Certain upfront payments, however, are capitalized as other current and noncurrent assets if they are determined to be incremental, attributable only to the specific new program being awarded, and recoverable. As products under the new program are sold to the customer, the capitalized amount is amortized and recognized as a reduction to revenue over the term of the program, typically between three and seven years. Adient assesses recoverability of the capitalized amounts on an on-going basis. Any amounts that are concluded to be no longer recoverable are immediately recognized as a reduction to revenue. As of June 30, 2026 and September 30, 2025, Adient maintained capitalized upfront payments of $171 million and $174 million, respectively, within other noncurrent assets.

In a typical arrangement with the customer, purchase orders are issued for pre-production activities which consist of engineering, design and development, tooling and prototypes for the manufacture and delivery of component parts. Adient has concluded that these activities are not in the scope of ASC 606, "Revenue from Contracts with Customers."

Adient plc | Form 10-Q | 9

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

Contract assets primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No material contract assets or liabilities exist at June 30, 2026 or at September 30, 2025. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 15, "Segment Information," of the notes to the consolidated financial statements for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

During the third quarter of fiscal 2026, Adient acquired a foam manufacturing operation in the Americas for total purchase consideration of $11 million, of which $4 million was paid at closing in April 2026. The remaining consideration is expected to be paid no later than the first quarter of fiscal 2027. No goodwill or intangible assets were recorded as a result of the acquisition.

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

4. Inventories

Inventories consisted of the following:

(in millions)	June 30, 2026	September 30, 2025
Raw materials and supplies	$550	$522
Work-in-process	30	29
Finished goods	149	144
Inventories	$729	$695

Adient plc | Form 10-Q | 10

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2025	$607	$—	$1,200	$1,807
Currency translation	1	—	(9)	(8)
Balance at June 30, 2026	$608	$—	$1,191	$1,799

Due to the continued and sustained decline in the market value of its ordinary shares during the second quarter of fiscal 2025 resulting from the uncertainties surrounding future production volume within the automotive industry, a triggering event was identified requiring a quantitative goodwill impairment analysis in the previous year. As a result, a $333 million non-cash goodwill impairment was recorded in the EMEA reporting unit. No amounts of goodwill remain recorded in EMEA.

Refer to Note 15, "Segment Information," of the notes to the consolidated financial statements for more information on Adient's reportable segments.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	June 30, 2026			September 30, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets
Patented technology	$81	$(49)	$32	$81	$(45)	$36
Customer relationships	559	(304)	255	537	(265)	272
Other	15	(4)	11	15	(4)	11
Total other intangible assets	$655	$(357)	$298	$633	$(314)	$319

Amortization of other intangible assets was $35 million for the nine months ended June 30, 2026 and 2025.

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
The changes in Adient's total product warranty liability are as follows:

	Nine Months Ended June 30,
(in millions)	2026	2025
Balance at beginning of period	$22	$21
Accruals for warranties issued during the period	3	4
Settlements/adjustments made (in cash or in kind) during the period	(7)	(3)
Balance at end of period	$18	$22
Adient plc | Form 10-Q | 11

7. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts and computer servers and laptops, and fleet vehicles.

The components of lease costs included in the consolidated statements of income (loss) for the three and nine months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Operating lease cost	$29	$28	$85	$82
Short-term lease cost	9	7	26	21
Total lease cost	$38	$35	$111	$103

Operating lease right-of-use assets and lease liabilities included in the consolidated statements of financial position were as follows:

(in millions)		June 30, 2026	September 30, 2025
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$262	$259

Operating lease liabilities - current	Other current liabilities	$86	$82
Operating lease liabilities - noncurrent	Other noncurrent liabilities	175	176
		$261	$258

Weighted average remaining lease term:
Operating leases		4 years	5 years

Weighted average discount rate:
Operating leases		6.2%	6.0%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of June 30, 2026 were as follows:

Fiscal years (in millions)	Operating Leases
2026 (excluding the nine months ended June 30, 2026)	$28
2027	93
2028	66
2029	42
2030	28
Thereafter	48
Total lease payments	305
Less: imputed interest	(44)
Present value of lease liabilities	$261

Adient plc | Form 10-Q | 12

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended June 30,
(in millions)	2026	2025
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$64	$65

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$84	$81

8. Debt and Financing Arrangements

Long-term and short-term debt consisted of the following:

(in millions)	June 30, 2026	September 30, 2025
Long-term debt:
8.25% Notes due 2031	$500	$500
7.00% Secured Notes due 2028	500	500
Term Loan B due in 2031	621	626
7.50% Notes due in 2033	795	795
Other bank borrowings and finance lease obligations	5	5
Less: debt issuance costs	(33)	(31)
Gross long-term debt	2,388	2,395
Less: current portion	9	9
Net long-term debt	$2,379	$2,386

Short-term debt:
Other bank borrowings	$—	$2
Total short-term debt	$—	$2

As of September 30, 2025, Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintained an asset-based revolving credit facility (the "ABL Credit Facility"), which provided for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. During the first quarter of fiscal 2026, Adient amended the ABL Credit Facility, reducing the maximum facility from $1,250 million to $1,000 million (consisting of a North American subfacility of up to $895 million and a European subfacility of up to $105 million). Under the amended agreement, Adient will pay a commitment fee of 0.20% - 0.25% (previously 0.25% to 0.375%) on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Adient incurred $6 million of costs associated with this amendment, which was recorded as deferred financing costs. The amended ABL Credit Facility is set to mature in October 2030 (previously November 2027), subject to certain springing maturity provisions. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the amended ABL Credit Facility then in effect. Subject to certain conditions, the amended ABL Credit Facility may be expanded by up to $500 million in additional commitments. Loans under the amended ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the amended ABL Credit Facility to incorporate certain sustainability-based pricing provisions. The amended ABL Credit Facility is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the amended ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in Dollars, EURIBOR, in the case of amounts outstanding in
Adient plc | Form 10-Q | 13

Euros, STIBOR, in the case of amounts outstanding in Swedish Krona and SONIA, in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of 1.25% - 1.75% (previously 1.50% to 2.00%). During the second quarter of fiscal 2026, Adient drew down and fully repaid an aggregate of $150 million on the amended ABL Credit Facility. No amounts were outstanding as of June 30, 2026 under this facility, and total availability on that date was $834 million (net of $8 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $621 million and $626 million as of June 30, 2026 and September 30, 2025, respectively. During the first quarter of fiscal 2025, the Term Loan B Agreement was amended to reduce the applicable margin from 2.75% to 2.25%. Adient incurred $1 million of costs associated with the modification, which was recorded as deferred financing costs. The maturity date was also extended from April 2028 to January 2031. The amended Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The amended Term Loan B Agreement permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the amended Term Loan B Agreement accrues at Term SOFR plus an applicable margin. During the second quarter of fiscal 2026, Adient further amended the Term Loan B Agreement to reduce the applicable margin from 2.25% to 2.00%. Adient incurred $1 million of costs associated with this amendment, which was recorded as deferred financing costs.

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

Net Financing Charges

Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Interest expense, net of capitalized interest costs	$49	$52	$150	$147
Banking fees and debt issuance cost amortization	4	3	12	14
Interest income	(5)	(4)	(19)	(17)
Net foreign exchange	—	—	1	—
Net financing charges	$48	$51	$144	$144

Total interest paid on both short and long-term debt for the nine months ended June 30, 2026 and 2025 was $147 million and $137 million, respectively. Banking fees for the nine months ended June 30, 2025 include $2 million of one-time accelerated-deferred financing fee charges associated with early redemption of previously outstanding notes.

Adient plc | Form 10-Q | 14

Other Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of June 30, 2026, $157 million was funded under these programs compared to $185 million as of September 30, 2025.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of June 30, 2026, Adient's liabilities related to this program were $93 million which is recorded within accounts payable ($16 million) and other current liabilities ($77 million) in Adient’s consolidated statements of financial position. As of September 30, 2025, Adient's liabilities related to this program were $105 million which is recorded within accounts payable ($16 million) and other current liabilities ($89 million) in Adient’s consolidated statements of financial position. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

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

Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, “Derivatives and Hedging,” and the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2026 and September 30, 2025, respectively.

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

During the fourth quarter of fiscal 2025, Adient entered into cross-currency interest rate swap agreements with an aggregate notional amount of $325 million in order to hedge the foreign currency risk associated with its net investment in European subsidiaries. These agreements expire over a three-year period and have been designated as net investment hedges of Adient's
Adient plc | Form 10-Q | 15

Euro denominated subsidiaries. Under the terms of the agreements, Adient receives fixed-rate interest payments in U.S. dollar at a weighted average rate of 1.85% and pays 0.00% on the fixed-rate Euro leg. The interest rate differentials are recorded within net financing charges on the consolidated statement of income (loss). During the third quarter of fiscal 2026, a portion of the agreements was settled, which resulted in proceeds of $3 million. As of June 30, 2026, the aggregate notional amount of $175 million was outstanding.

During the third quarter of fiscal 2025, Adient entered into a ¥559 million ($78 million) foreign currency exchange contract to selectively hedge portions of its net investment in China. During the third quarter of fiscal 2026, ¥276 million ($41 million) of the total notional amount was de-designated, the impact of which was not material. The remainder of the contract is set to mature in October 2026.

During the third quarter of fiscal 2024, Adient entered into a ¥570 million ($78 million) foreign currency exchange contract to selectively hedge portions of its net investment in China. During the first quarter of fiscal 2026, ¥413 million ($58 million) of the notional amount matured. The remainder of the contract matured during the third quarter of fiscal 2026. The impact of the transactions was not material.

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

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
(in millions)	June 30, 2026	September 30, 2025	June 30, 2026	September 30, 2025
Other current assets
Foreign currency exchange derivatives	$29	$32	$—	$4
Cross-currency interest rate swaps	3	—	—	—
Other noncurrent assets
Foreign currency exchange derivatives	1	1	—	—
Cross-currency interest rate swaps	1	—	—	—
Total assets	$34	$33	$—	$4

Other current liabilities
Foreign currency exchange derivatives	$10	$7	$1	$—
Cross-currency interest rate swaps	—	1	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	2	—	1
Cross-currency interest rate swaps	—	3	—	—
Total liabilities	$11	$13	$1	$1

Adient enters into International Swaps and Derivatives Associations ("ISDA") master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of June 30, 2026 and September 30, 2025, no cash collateral was received or pledged under the master netting agreements.

Adient plc | Form 10-Q | 16

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
(in millions)	June 30, 2026	September 30, 2025	June 30, 2026	September 30, 2025
Gross amount recognized	$34	$37	$12	$14
Gross amount eligible for offsetting	(12)	(10)	(12)	(10)
Net amount	$22	$27	$—	$4

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Foreign currency exchange derivatives	$28	$31	$43	$30

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2026	2025	2026	2025
Foreign currency exchange derivatives	Cost of sales	$16	$1	$46	$(16)
During the next twelve months, $23 million of pretax gain on cash flow hedges are expected to be reclassified from AOCI into Adient's consolidated statements of income (loss).

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Three Months Ended June 30,		Nine Months Ended June 30,
		2026	2025	2026	2025
Foreign currency exchange derivatives	Cost of sales	$1	$2	$(1)	$2
Foreign currency exchange derivatives	Net financing charges	(5)	3	(5)	(11)
Total		$(4)	$5	$(6)	$(9)

The effective portion of pretax gains (losses) recorded in currency translation adjustment ("CTA") within other comprehensive income (loss) related to net investment hedges was $(1) million and $(3) million for the three months ended June 30, 2026 and 2025, respectively, and $5 million and $0 million for the nine months ended June 30, 2026 and 2025, respectively. For the three and nine months ended June 30, 2026 and 2025, respectively, no significant gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges.

For the three and nine months ended June 30, 2026 and 2025, no ineffectiveness was recognized in the consolidated statements of income (loss) resulting from cash flow hedges.

Adient plc | Form 10-Q | 17

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

Recurring Fair Value Measurements

The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value:

	Fair Value Measurements Using:
(in millions)	Total as of June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$29	$—	$29	$—
Cross-currency interest rate swaps	3	—	3	—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Cross-currency interest rate swaps	1	—	1	—
Total assets	$34	$—	$34	$—
Other current liabilities
Foreign currency exchange derivatives	$11	—	$11	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	—	1	—
Total liabilities	$12	$—	$12	$—

Adient plc | Form 10-Q | 18

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$36	$—	$36	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Total assets	$37	$—	$37	$—
Other current liabilities
Foreign currency exchange derivatives	$7	$—	$7	$—
Cross-currency interest rate swaps	1	—	1	—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Cross-currency interest rate swaps	3	—	3	—
Total liabilities	$14	$—	$14	$—

Valuation Methods
Foreign currency exchange derivatives: Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2026 and September 30, 2025, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income (loss).

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.4 billion and $2.5 billion at June 30, 2026 and September 30, 2025, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11. Equity and Noncontrolling Interests

For the three months ended June 30, 2026:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at March 31, 2026	$—	$3,586	$(1,161)	$(712)	$1,713	$304	$2,017
Net income	—	—	25	—	25	11	36
Foreign currency translation adjustments	—	—	—	2	2	3	5
Realized and unrealized gains on derivatives	—	—	—	11	11	—	11
Dividends attributable to noncontrolling interests	—	—	—	—	—	(34)	(34)
Repurchases of common stock	—	(30)	—	—	(30)	—	(30)
Share based compensation and other	—	8	—	—	8	—	8
Balance at June 30, 2026	$—	$3,564	$(1,136)	$(699)	$1,729	$284	$2,013
Adient plc | Form 10-Q | 19

For the nine months ended June 30, 2026:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2025	$—	$3,602	$(1,166)	$(670)	$1,766	$297	$2,063
Net income	—	—	30	—	30	32	62
Foreign currency translation adjustments	—	—	—	(24)	(24)	8	(16)
Realized and unrealized losses on derivatives	—	—	—	(5)	(5)	—	(5)
Dividends attributable to noncontrolling interests	—	—	—	—	—	(53)	(53)
Repurchases of common stock	—	(55)	—	—	(55)	—	(55)
Share based compensation and other	—	17	—	—	17	—	17
Balance at June 30, 2026	$—	$3,564	$(1,136)	$(699)	$1,729	$284	$2,013

For the three months ended June 30, 2025:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at March 31, 2025	$—	$3,686	$(1,220)	$(814)	$1,652	$297	$1,949
Net income	—	—	36	—	36	14	50
Foreign currency translation adjustments	—	—	—	118	118	5	123
Realized and unrealized gains on derivatives	—	—	—	22	22	—	22
Dividends attributable to noncontrolling interests	—	—	—	—	—	(27)	(27)
Repurchases of common stock	—	(50)	—	—	(50)	—	(50)
Share based compensation and other	—	7	—	—	7	—	7
Balance at June 30, 2025	$—	$3,643	$(1,184)	$(674)	$1,785	$289	$2,074

For the nine months ended June 30, 2025:

(in millions)	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2024	$—	$3,712	$(885)	$(693)	$2,134	$309	$2,443
Net income (loss)	—	—	(299)	—	(299)	43	(256)
Foreign currency translation adjustments	—	—	—	(10)	(10)	(2)	(12)
Realized and unrealized gains on derivatives	—	—	—	31	31	—	31
Dividends attributable to noncontrolling interests	—	—	—	—	—	(42)	(42)
Purchase of noncontrolling interest (1)	—	(7)	—	(2)	(9)	(19)	(28)
Repurchases of common stock	—	(75)	—	—	(75)	—	(75)
Share based compensation and other	—	13	—	—	13	—	13
Balance at June 30, 2025	$—	$3,643	$(1,184)	$(674)	$1,785	$289	$2,074

(1) Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

Adient plc | Form 10-Q | 20

The following table presents changes in AOCI attributable to Adient:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Foreign currency translation adjustments
Balance at beginning of period	$(713)	$(803)	$(687)	$(673)
Aggregate adjustment for the period, net of tax	2	118	(24)	(12)
Balance at end of period (1)	$(711)	$(685)	$(711)	$(685)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	$2	$(10)	$18	$(19)
Current period changes in fair value, net of tax	24	23	31	20
Reclassification to income, net of tax	(13)	(1)	(36)	11
Balance at end of period	$13	$12	$13	$12
Pension and postretirement plans
Balance at beginning of period	$(1)	$(1)	$(1)	$(1)
Balance at end of period	$(1)	$(1)	$(1)	$(1)
Accumulated other comprehensive loss, end of period	$(699)	$(674)	$(699)	$(674)

(1) Foreign currency translation adjustments as of June 30, 2026 and 2025 include gains (losses) on designated net investment hedge instruments of $1 million and $(2) million, respectively. During the next twelve months, no gains or losses are expected to be reclassified from AOCI into Adient's consolidated statements of income (loss).

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Beginning balance	$71	$71	$95	$91
Net income	6	9	23	27
Dividends	—	—	(39)	(31)
Foreign currency translation adjustments	(2)	6	(4)	(1)
Ending balance	$75	$86	$75	$86

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of Adient's ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. From fiscal 2023 through fiscal 2025, Adient repurchased and immediately retired a total of 17,297,377 ordinary shares. The aggregate amount of cash paid to repurchase the shares was $465 million, all of which had been spent through September 30, 2025. During the third quarter of fiscal 2026, Adient repurchased and immediately retired 1,333,761 of its ordinary shares at an average purchase price per share of $22.49, for an aggregate amount of cash paid of $30 million. During the first nine months of fiscal 2026, Adient repurchased and immediately retired 2,566,693 of its ordinary shares at an average purchase price per share of $21.43, for an aggregate amount of cash paid of $55 million. As of June 30, 2026, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $80 million.

Adient plc | Form 10-Q | 21

12. Retirement Plans

Adient maintains non-contributory defined benefit pension plans covering primarily non-U.S. employees and a limited number of U.S. employees. The following table contains the components of net periodic benefit cost:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Service cost	$1	$1	$5	$4
Interest cost	5	4	14	13
Expected return on plan assets	(4)	(3)	(11)	(10)
Net actuarial and settlement/curtailment loss	—	—	2	—
Net periodic benefit cost	$2	$2	$10	$7

The interest cost, expected return on plan assets, and net actuarial and settlement/curtailment loss components of net periodic benefit cost are included in other pension expense in the consolidated statements of income (loss).

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

During the first nine months of fiscal 2026, Adient committed to restructuring actions ("2026 Plan") resulting in charges of $33 million and an additional $1 million related to prior year plans. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The 2026 Plan is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with the 2026 Plan will primarily occur in fiscal years 2026 and 2027, and are expected to be substantially complete by fiscal year 2027. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income (loss). The following tables summarize the changes in Adient's restructuring reserve.

For the three months ended June 30, 2026:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at March 31, 2026	$126	$3	$129
2026 Plan charges	5	—	5
Utilized - cash	(34)	—	(34)
Balance at June 30, 2026	$97	$3	$100

Current restructuring reserve - other current liabilities			$67
Noncurrent restructuring reserve - other noncurrent liabilities			33
Balance at June 30, 2026			$100
Adient plc | Form 10-Q | 22

For the nine months ended June 30, 2026:

(in millions)	Employee Severance and Termination Benefits	Currency Translation	Total
Balance at September 30, 2025	$128	$6	$134
2026 Plan charges	33	—	33
Utilized - cash	(65)	—	(65)
Noncash and other adjustments	1	(3)	(2)
Balance at June 30, 2026	$97	$3	$100

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
Adient plc | Form 10-Q | 23

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

14. Income Taxes

In calculating the provision for income taxes, Adient uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based on changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2026, Adient’s income tax expense was $23 million equating to an effective tax rate of 35% and $97 million equating to an effective tax rate of 53%, respectively. The three month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by tax benefits related to a transfer of intellectual property rights between subsidiaries in different tax jurisdictions. The nine month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and the establishment of uncertain tax positions as a result of initiating a foreign tax audit settlement, partially offset by tax benefits related to audit closures, statute expirations and a transfer of intellectual property rights between subsidiaries in different tax jurisdictions. For the three and nine months ended June 30, 2025, Adient’s income tax expense was $7 million equating to an effective tax rate of 11% and $77 million equating to an effective tax rate of (51)%, respectively. The three month income tax expense was lower than the Irish statutory rate of 12.5% primarily due to tax benefits related to audit closures and foreign exchange remeasurements of tax balances primarily in Mexico, partially offset by the inability to record a tax benefit for losses in jurisdictions with valuation allowances. The nine month income tax expense was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, tax expense related to adjustments to net operating loss deferred tax assets and uncertain tax positions, and the impact of the impairment of the non-tax-deductible portion of the EMEA goodwill balance for which there is no corresponding tax benefit, partially offset by tax benefits related to audit closures and statute expirations.

Valuation Allowances

As a result of Adient's third quarter fiscal 2026 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient determined that no changes to valuation allowances were required.
Adient plc | Form 10-Q | 24

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

Uncertain Tax Positions

At June 30, 2026, Adient had gross tax effected unrecognized tax benefits of $336 million. If recognized, $110 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at June 30, 2026 was approximately $25 million (net of tax benefit). The interest and penalties accrued for the three and nine months ended June 30, 2026 was $3 million and $19 million, respectively. During the nine months ended June 30, 2026, Adient recognized $22 million of tax expense (including $12 million of interest and penalties) as a result of initiating a foreign tax audit settlement and tax benefits of $12 million related to other audit closures and statute expirations. At September 30, 2025, Adient had gross tax effected unrecognized tax benefits of $404 million. If recognized, $114 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest at September 30, 2025 was approximately $21 million (net of tax benefit). The interest and penalties accrued for the three and nine months ended June 30, 2025 was $1 million and $4 million, respectively. Additionally, during the three months ended June 30, 2025, Adient recognized tax benefit of $10 million due to the release of uncertain tax positions resulting from audit closures. During the nine months ended June 30, 2025, Adient recognized tax benefits of $17 million related to the release of uncertain tax positions due to audit closures and statute expirations as well as tax expense of $9 million to establish a reserve for an uncertain tax position. Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Other

During the three and nine months ended June 30, 2026, Adient recognized a tax benefit of $11 million related to a transfer of intellectual property rights between subsidiaries in different tax jurisdictions. As a result of the transfer, the subsidiary which received the intellectual property rights recognized tax basis equal to the fair market value of the transferred intellectual property rights, thereby creating a temporary difference between the book basis and tax basis.

During the three and nine months ended June 30, 2025, Adient recognized tax benefits of $6 million related to audit closures in addition to the $10 million release of uncertain tax positions discussed above. Additionally, during the nine months ended June 30, 2025, Adient recognized tax expense of $19 million related to adjustments to net operating loss deferred tax assets, as well as a tax benefit of $13 million related to the impairment of tax-deductible goodwill in Europe.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740 requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. The OBBBA did not have a material impact on Adient’s consolidated financial statements.

Adient plc | Form 10-Q | 25

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

The President and Chief Executive Officer is Adient's chief operating decision maker ("CODM"). The CODM evaluates the performance of the reportable segments using Adjusted EBITDA. Adjusted EBITDA is used for forecasting and to measure periodic performance and cash flow generation of the reportable segments and to make capital allocation decisions within the operations that ultimately provide shareholder returns.

The following tables summarize Adient's reportable segments' sales and Adjusted EBITDA for the three and nine months ended June 30, 2026 and 2025, respectively, which include significant expenses that align with the segment-level information that is regularly provided to the CODM. The reportable segments' Adjusted EBITDA is reconciled to income (loss) before income taxes.
Adient plc | Form 10-Q | 26

	Three Months Ended June 30, 2026
(in millions)	Americas	EMEA	Asia	Consolidated

Segment net sales	$1,928	$1,211	$810	$3,949
Eliminations				(20)
Consolidated net sales				$3,929

Material costs	1,278	762	573
Labor and overhead	469	398	116
Administrative, engineering and allocated costs	56	42	29
Equity income	—	5	15
Adjusted EBITDA	$125	$14	$107	$246

Reconciliation to income before income taxes
Corporate-related costs (1)				(21)
Restructuring and impairment costs (2)				(5)
Purchase accounting amortization (3)				(12)
Restructuring-related activities (4)				(8)
Depreciation expense				(74)
Equity based compensation				(9)
Other items (5)				(3)
Net financing charges				(48)
Other pension expense				(1)
Income before income taxes				$65

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

(4) Reflects $8 million of restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities, primarily recorded in cost of sales.

(5) Includes $3 million of transaction costs recorded in SG&A.

Adient plc | Form 10-Q | 27

	Nine Months Ended June 30, 2026
(in millions)	Americas	EMEA	Asia	Consolidated

Segment net sales	$5,454	$3,688	$2,363	$11,505
Eliminations				(67)
Consolidated net sales				$11,438

Material costs	3,540	2,274	1,671
Labor and overhead	1,459	1,186	340
Administrative, engineering and allocated costs	141	149	87
Equity income	—	14	49
Adjusted EBITDA	$314	$93	$314	$721

Reconciliation to income before income taxes
Corporate-related costs (1)				(66)
Restructuring and impairment costs (2)				(34)
Purchase accounting amortization (3)				(35)
Restructuring-related activities (4)				(21)
Depreciation expense				(211)
Equity based compensation				(26)
Other items (5)				3
Net financing charges				(144)
Other pension expense				(5)
Income before income taxes				$182

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects $34 million of restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities, including $16 million recorded in cost of sales, $2 million in SG&A and $3 million of restructuring charges at partially-own med affiliates recorded within equity income.

(5) Includes a $5 million one-time, non-recurring reversal of contingent liabilities with a customer recorded in cost of sales and a $2 million gain on a non-recurring contract related settlement recorded in SG&A, partially offset by $4 million of transaction costs recorded in SG&A.
Adient plc | Form 10-Q | 28

	Three Months Ended June 30, 2025
(in millions)	Americas	EMEA	Asia	Consolidated

Segment net sales	$1,760	$1,268	$721	$3,749
Eliminations				(8)
Consolidated net sales				$3,741

Material costs	1,155	787	498
Labor and overhead	447	402	104
Administrative, engineering and allocated costs	46	63	24
Equity income	—	5	18
Adjusted EBITDA	$112	$21	$113	$246

Reconciliation to income before income taxes
Corporate-related costs (1)				(20)
Restructuring and impairment costs (2)				(7)
Purchase accounting amortization (3)				(12)
Restructuring-related activities (4)				(7)
Depreciation expense				(71)
Equity based compensation				(10)
Other items (5)				(1)
Net financing charges				(51)
Other pension expense				(1)
Income before income taxes				$66

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects $7 million of restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities, including $7 million in restructuring-related charges primarily recorded in cost of sales and $6 million of restructuring charges at partially-owned affiliates recorded within equity income, partially offset by a $6 million gain on sale of a restructured facility recorded in SG&A.

(5) Reflects $1 million of third-party consulting costs associated with strategic planning recorded in SG&A.

Adient plc | Form 10-Q | 29

	Nine Months Ended June 30, 2025
(in millions)	Americas	EMEA	Asia	Consolidated

Segment net sales	$5,070	$3,628	$2,200	$10,898
Eliminations				(51)
Consolidated net sales				$10,847

Material costs	3,292	2,254	1,518
Labor and overhead	1,345	1,133	307
Administrative, engineering and allocated costs	142	161	91
Equity income	—	13	50
Adjusted EBITDA	$291	$93	$334	$718

Reconciliation to loss before income taxes
Corporate-related costs (1)				(63)
Restructuring and impairment costs (2)				(381)
Purchase accounting amortization (3)				(35)
Restructuring-related activities (4)				(13)
Gain on disposal transactions (5)				4
Depreciation expense				(207)
Equity based compensation				(20)
Other items (6)				(8)
Net financing charges				(144)
Other pension expense				(3)
Loss before income taxes				$(152)

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments, including restructuring charges of $38 million, a non-recurring, non-cash goodwill impairment charge of $333 million in the EMEA reporting unit, and an impairment charge of $10 million related to Adient’s investment in Adient Aerospace. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities, including $18 million in restructuring-related charges primarily recorded in cost of sales and $6 million of restructuring charges at partially-owned affiliates recorded within equity income, partially offset by $11 million gain on sales of a restructured facilities recorded in SG&A.

(5) Reflects a $4 million gain on sale of its partially-owned investment in Setex recorded within equity income. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

(6) Reflects $9 million of third-party consulting costs associated with strategic planning recorded in SG&A and a $1 million non-recurring loss at affiliates recorded within equity income, partially offset by a $2 million gain on a non-recurring contract related settlement recorded in SG&A.

Adient plc | Form 10-Q | 30

Additional Segment Information

	Three Months Ended June 30, 2026
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Equity income	$—	$5	$15	$—	$20
Depreciation	33	30	11	—	74
Amortization	—	—	12	—	12
Capital Expenditures	28	26	13	—	67

	Nine Months Ended June 30, 2026
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Total Assets	$2,963	$1,969	$3,085	$942	$8,959
Investment in partially-owned affiliates	2	44	230	—	276
Equity income	—	14	49	(3)	60
Depreciation	91	83	37	—	211
Amortization	3	—	32	—	35
Capital Expenditures	91	75	39	—	205

(1) Corporate-related assets primarily include cash and assets held for sale. Specific reconciling item for equity income represents $3 million of restructuring charges at affiliates.

	Three Months Ended June 30, 2025
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Equity income	$—	$5	$18	$(6)	$17
Depreciation	33	26	12	—	71
Amortization	3	—	9	—	12
Capital Expenditures	18	28	11	—	57

(1) Specific reconciling item for equity income represents $6 million of restructuring charges at an affiliate.

	Nine Months Ended June 30, 2025
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Total Assets	$2,778	$2,140	$3,039	$879	$8,836
Investment in partially-owned affiliates	3	40	251	—	294
Equity income	—	13	50	(3)	60
Depreciation	94	79	34	—	207
Amortization	9	—	26	—	35
Capital Expenditures	60	75	31	—	166

(1) Corporate-related assets primarily include cash and assets held for sale. Specific reconciling items for equity income represents $7 million of restructuring charges at affiliates, partially offset by $4 million one-time gain on the sale of Adient's partially-owned investment in Setex.

Adient plc | Form 10-Q | 31

Geographic Information

Revenue by geographic area is as follows:

Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Americas
United States	$1,766	$1,560	$4,965	$4,570
Mexico	721	656	2,043	1,870
Other Americas	107	66	265	211
Regional elimination	(666)	(522)	(1,819)	(1,581)
	1,928	1,760	5,454	5,070
EMEA
Germany	230	243	692	694
Poland	215	231	646	646
Czech Republic	170	176	524	532
Spain	182	192	575	552
Sweden	142	148	461	429
Romania	131	147	396	403
Other EMEA	432	443	1,291	1,276
Regional elimination	(291)	(312)	(897)	(904)
	1,211	1,268	3,688	3,628
Asia
China	432	307	1,189	928
Thailand	104	125	345	379
Korea	106	133	336	406
Japan	111	101	336	314
Other Asia	79	71	219	223
Regional elimination	(22)	(16)	(62)	(50)
	810	721	2,363	2,200

Inter-segment elimination	(20)	(8)	(67)	(51)

Total	$3,929	$3,741	$11,438	$10,847

During the third quarter of fiscal 2026, Adient recorded receivables of approximately $52 million related to refunds that it believes are probable of collection from the U.S. government stemming from the Supreme Court decision to nullify tariffs issued under the International Emergency Economics Powers Act ("IEEPA"). The receivable is recorded in the Americas within other current assets and the corresponding benefit has been reflected as a reduction on cost of sales. A large portion of the refunds is expected to be passed on to Adient's customers to the extent Adient had previously collected such tariff reimbursements under separate agreements with its customers. Amounts expected to be repaid to customers have been reflected as reductions in net sales and accounts receivable. The net benefit associated with these IEEPA refunds is immaterial.

Adient plc | Form 10-Q | 32

16. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the investments in partially-owned affiliates line in the consolidated statements of financial position as of June 30, 2026 and September 30, 2025. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the equity income line in the consolidated statements of income (loss) for the three and nine months ended June 30, 2026 and 2025. Adient maintains total investments in partially-owned affiliates of $276 million at both June 30, 2026 and September 30, 2025. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Nine Months Ended June 30,
(in millions)	2026	2025
Income statement data:
Net sales	$2,368	$2,644
Gross profit	$246	$241
Net income	$122	$123
Net income attributable to the entity	$119	$121

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $3 million and $3 million at June 30, 2026 and September 30, 2025, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

Adient plc | Form 10-Q | 33

The following table sets forth the location and amounts of net sales to and purchases from related parties included in Adient's consolidated statements of income (loss):

		Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)		2026	2025	2026	2025
Net sales to related parties	Net sales	$23	$35	$73	$119
Purchases from related parties	Cost of sales	66	74	230	233

The following table sets forth the locations and amount of accounts receivable due from and payable to related parties in Adient's consolidated statements of financial position:

(in millions)		June 30, 2026	September 30, 2025
Receivables from related parties	Accounts receivable	$15	$16
Payables to related parties	Accounts payable/other current liabilities	43	58

Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for transactions involving Adient's investments in nonconsolidated partially-owned affiliates which have impacted Adient's related party transactions.

Adient plc | Form 10-Q | 34

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," "forecast," "project," "should," or similar terms. Forward-looking statements are not guarantees of future performance and Adient's actual results may differ significantly from the results discussed in the forward-looking statements. Adient cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Adient’s control, that could cause Adient’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the effects of local and national economic, credit and capital market conditions (including the persistence of high interest rates, vehicle affordability and volatile currency exchange rates) on the global economy, increased competitive pressures in the EMEA and Asia regions from Chinese OEMs, uncertainties in U.S. administrative policy regarding trade agreements, tariffs and other international trade relations, automotive vehicle production levels, mix and schedules, as well as the concentration of exposure to certain automotive manufacturers particularly new entrants in the China market, shifts in market shares among vehicles, vehicle segments or away from vehicles on which Adient has significant content, changes in consumer demand, risks associated with Adient’s joint ventures, volatile energy markets, Adient’s ability and timing of customer recoveries for increased input costs, the availability of raw materials and component products (including components required by Adient’s customers for the manufacture of vehicles), risks associated with warranty and product recall and product liability exposures, geopolitical uncertainties such as the Middle East and Ukraine conflicts and the impact on the regional and global economies and additional pressure on commodities, supply chain and vehicle production, the ability of Adient to effectively launch new business at forecast and profitable levels, the ability of Adient to successfully identify suitable opportunities for organic investment and/or acquisitions and to integrate such investments and/or acquisitions, work stoppages, including due to strikes, supply chain disruptions and similar events, wage inflationary pressures due to labor shortages and new labor negotiations, the ability of Adient to execute its restructuring plans and achieve the desired benefit, the ability of Adient to meet debt service requirements and terms of future financing, the impact of global tax reform legislation, the impact of more aggressive positions taken by tax authorities, potential adjustment of the value of deferred tax assets, global climate change and related emphasis on sustainability matters by various stakeholders, and the ability of Adient to achieve its sustainability-related goals, cancellation of, or changes to, commercial arrangements, and the ability of Adient to identify, recruit and retain key leadership. Additional information regarding these and other risks related to Adient’s business that could cause actual results to differ materially from what is contained in the forward-looking statements is included in the section entitled "Risk Factors," contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026 and the Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within this report as well as within Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. All information presented herein is based on Adient's fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to Adient's fiscal years ended in September and the associated quarters, months and periods of those fiscal years. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, unless otherwise specified, and Adient assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates approximately 200 wholly- and majority-owned manufacturing, assembly or sequencing facilities, with operations in 29 countries. Additionally, Adient has partially-owned affiliates in China, Asia and Europe. Through its global footprint and vertical integration, Adient leverages its capabilities to drive growth in the automotive seating industry.

Adient plc | Form 10-Q | 35

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, the Middle East, and Africa ("EMEA") and 3) Asia Pacific/China ("Asia").

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income (loss) before income taxes and noncontrolling interests, excluding net financing charges, restructuring and impairment costs, restructuring-related costs, net mark-to-market adjustments on pension plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items ("Adjusted EBITDA"). Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker. Refer to Note 15, "Segment Information," of the notes to the consolidated financial statements for additional information on Adient's reportable segments.

Factors Affecting Adient’s Operating Environment

The results presented below are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to face a dynamic environment surrounding future production volume. This dynamic environment is the result of a combination of factors experienced over the recent past including the impact of higher energy, freight and other costs resulting from the conflicts in the Middle East and other parts of the world, softening consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest expected margin declines as Adient continues to win new business with local OEMs in China, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China, overcapacity in the EMEA reporting unit resulting in pricing pressure, continued disruptions caused by slower EV adoption rates, and interruptions from other suppliers due to production downtime and shortages of critical components or raw materials. Adient has also been experiencing increased levels of discussions with taxing authorities and more aggressive negotiations by the tax authorities as part of tax audits and related inquiries, resulting in higher levels of uncertainty on tax assessment outcomes. These factors may continue to negatively impact Adient’s results in the foreseeable future. Adient has also been monitoring developments associated with the Supreme Court decision related to tariffs issued under IEEPA. During the third quarter of fiscal 2026, Adient recorded receivables of approximately $52 million related to refunds that it believes are probable of collection from the U.S. government stemming from the Supreme Court decision to nullify tariffs issued under IEEPA. The receivable is recorded in the Americas within other current assets and the corresponding benefit has been reflected as a reduction on cost of sales. A large portion of the refunds is expected to be passed on to Adient's customers to the extent Adient had previously collected such tariff reimbursements under separate agreements with its customers. Amounts expected to be repaid to customers have been reflected as reductions in net sales and accounts receivable. The net benefit associated with these IEEPA refunds is immaterial. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During the three and nine months ended June 30, 2026, global light vehicle production increased 1.3% and 0.9%, respectively, primarily driven by higher production volumes in Asia, outside of China.

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
	Three Months Ended June 30,			Nine Months Ended June 30,
(units in millions)	2026	Change	2025	2026	Change	2025
Global	22.9	1.3%	22.6	69.1	0.9%	68.5
North America	4.0	—%	4.0	11.2	(1.8)%	11.4
South America	0.8	14.3%	0.7	2.3	4.5%	2.2
EMEA	4.6	(2.1)%	4.7	13.9	0.7%	13.8
China	7.5	(1.3)%	7.6	23.8	(0.8)%	24.0
Asia, excluding China, and Other	6.0	7.1%	5.6	17.9	4.7%	17.1

Source: Mobility Global, July 2026

Adient plc | Form 10-Q | 36

Financial Results Summary
Significant aspects of Adient's financial results for the third quarter of fiscal 2026 include the following:

•Adient recorded net sales of $3,929 million for the third quarter of fiscal 2026, representing an increase of $188 million, or 5%, when compared to the third quarter of fiscal 2025. The increase in net sales is primarily attributable to higher overall production volumes largely in Americas and Asia and the favorable impact of foreign currencies.

•Gross profit was $235 million, or 6.0% of net sales, for the third quarter of fiscal 2026 compared to $237 million, or 6.3% of net sales for the third quarter of fiscal 2025. Gross profit was impacted by the unfavorable impact of foreign currencies and unfavorable volume/mix, partially offset by favorable net operating performance including favorable material costs and the impact of recognizing IEEPA tariff refunds.

•Equity income was $20 million for the third quarter of fiscal 2026, compared to $17 million for the third quarter of fiscal 2025. The increase was due primarily to prior year restructuring charges recorded by certain of Adient's non-consolidated affiliates, partially offset by unfavorable operating performance at certain partially-owned affiliates in Asia.

•Net income attributable to Adient was $25 million for the third quarter of fiscal 2026, compared to net income attributable to Adient of $36 million for the third quarter of fiscal 2025. The lower net income in the third quarter of fiscal 2026 is primarily attributable to higher income tax expense, higher SG&A expenses, unfavorable production volume/mix and the unfavorable impact of foreign currencies, partially offset by favorable net operating performance including favorable material costs and the impact of recognizing IEEPA tariff refunds and a decrease in income attributable to noncontrolling interest and an increase in equity income.

Consolidated Results of Operations

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	Change	2025	2026	Change	2025
Net sales	$3,929	5%	$3,741	$11,438	5%	$10,847
Cost of sales	3,694	5%	3,504	10,729	6%	10,133
Gross profit	235	(1)%	237	709	(1)%	714
Selling, general and administrative expenses	136	5%	129	404	2%	398
Restructuring and impairment costs	5	(29)%	7	34	(91)%	381
Equity income	20	18%	17	60	—%	60
Earnings (loss) before interest and income taxes	114	(3)%	118	331	>100%	(5)
Net financing charges	48	(6)%	51	144	—%	144
Other pension expense	1	—%	1	5	67%	3
Income (loss) before income taxes	65	(2)%	66	182	>100%	(152)
Income tax provision	23	>100%	7	97	26%	77
Net income (loss)	42	(29)%	59	85	>100%	(229)
Income attributable to noncontrolling interests	17	(26)%	23	55	(21)%	70
Net income (loss) attributable to Adient	$25	(31)%	$36	$30	>100%	$(299)

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	Change	2025	2026	Change	2025
Net sales	$3,929	5%	$3,741	$11,438	5%	$10,847

Adient plc | Form 10-Q | 37

Net sales increased by $188 million, or 5%, in the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025 due to higher production volumes in Americas and Asia, partially offset by lower production volumes in EMEA as a result of softening customer demand ($147 million) and the favorable impact of foreign currencies ($41 million). The net favorable impact of commercial pricing adjustments during the third quarter of fiscal 2026 was completely offset by the reduction in net sales resulting from amounts expected to be passed on to Adient's customers related to IEEPA tariff refunds.

Net sales increased by $591 million, or 5%, during the first nine months of fiscal 2026 as compared to the first nine months of fiscal 2025 due to the favorable impact of foreign currencies ($296 million), higher production volumes in Americas and Asia, net of lower production volumes in EMEA as a result of softening customer demand ($273 million) and the net favorable impact of commercial pricing adjustments, partially offset by the reduction in net sales resulting from amounts expected to be passed on to Adient's customers related to IEEPA tariff refunds. ($22 million).

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	Change	2025	2026	Change	2025
Cost of sales	$3,694	5%	$3,504	$10,729	6%	$10,133
Gross profit	$235	(1)%	$237	$709	(1)%	$714
% of sales	6.0%		6.3%	6.2%		6.6%

Cost of sales increased by $190 million, or 5%, and gross profit decreased by $2 million, or 1%, in the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025. The year-over-year increase in cost of sales was primarily due to the impact of higher production volumes in Americas and Asia, partially offset by lower production volumes in EMEA as a result of softening customer demand ($149 million) and the unfavorable impact of foreign currencies ($44 million), partially offset by favorable net operating performance mainly driven by the impact of recognizing IEEPA tariff refunds, net of higher freight and launch costs, as well as unfavorable material costs largely driven by the impact of the Middle East conflict ($3 million). Gross profit for the three months ended June 30, 2026 was impacted by the unfavorable impact of foreign currencies and unfavorable volume/mix, partially offset by favorable net operating performance including favorable material costs and the impact of recognizing IEEPA tariff refunds.

Cost of sales increased by $596 million, or 6%, and gross profit decreased by $5 million, or 1%, during the first nine months of fiscal 2026 as compared to the first nine months of fiscal 2025. The year-over-year increase in cost of sales was primarily due to the impact of higher production volumes in Americas and Asia, partially offset by lower production volumes in EMEA as a result of softening customer demand ($304 million), the unfavorable impact of foreign currencies ($272 million) and unfavorable net operating performance including increased program launch costs, inefficiencies related to certain customer disruptions, net of the impact of recognizing IEEPA tariff refunds and favorable material costs despite the impact of the Middle East conflict ($20 million). Gross profit for the nine months ended June 30, 2026 was impacted by unfavorable volume/mix, partially offset by the favorable impact of foreign currencies and favorable net operating performance including favorable material costs and the impact of recognizing IEEPA tariff refunds.

Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	Change	2025	2026	Change	2025
Selling, general and administrative expenses	$136	5%	$129	$404	2%	$398
% of sales	3.5%		3.4%	3.5%		3.7%

SG&A increased by $7 million, or 5%, in the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025 due to lower amounts of gains on sales of facilities in the current year ($4 million), the unfavorable impact of foreign currencies ($3 million) and higher compensation expense ($2 million), partially offset by lower net engineering and other administrative spending ($2 million).

Adient plc | Form 10-Q | 38

SG&A increased by $6 million during the first nine months of fiscal 2026 as compared to the first nine months of fiscal 2025 due to higher compensation expense including equity and performance-based incentive compensation costs ($19 million), the unfavorable impact of foreign currencies ($14 million) and lower amounts of gains on sales of facilities in the current year ($9 million), partially offset by lower net engineering and other administrative spending ($28 million) and third-party consulting costs associated with strategic planning in the previous year ($8 million).

Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	Change	2025	2026	Change	2025
Restructuring and impairment costs	$5	(29)%	$7	$34	(91)%	$381

Restructuring and impairment costs was $5 million for the third quarter of fiscal 2026, compared to $7 million the third quarter of fiscal 2025 and were lower by $347 million during the first nine months of fiscal 2026 due to a prior-year $333 million impairment charge relating to EMEA's goodwill and a prior-year $10 million impairment loss recorded on the Adient Aerospace investment. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for information related to Adient's restructuring plans.

Equity Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	Change	2025	2026	Change	2025
Equity income	$20	18%	$17	$60	—%	$60

Equity income was $20 million for the third quarter of fiscal 2026, compared to $17 million in the third quarter of fiscal 2025. The increase is primarily attributable to higher levels of prior-year restructuring charges related to certain of Adient's investment in non-consolidated affiliates ($6 million) and the favorable impact of foreign currencies ($1 million), partially offset by unfavorable production volumes at partially-owned affiliates ($4 million).

Equity income of $60 million during the first nine months of fiscal 2026 was comparable to the first nine months of fiscal 2025. The results include restructuring charges related to certain of Adient's investment in non-consolidated affiliates in the prior year ($6 million), favorable operating performance at partially-owned affiliates ($2 million) and the favorable impact of foreign currencies ($1 million), offset by a one-time gain on the sale of Setex during the first quarter of fiscal 2025 ($4 million), unfavorable production volumes at partially-owned affiliates ($3 million) and restructuring-related charges related to certain of Adient's investment in non-consolidated affiliates ($2 million).

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	Change	2025	2026	Change	2025
Net financing charges	$48	(6)%	$51	$144	—%	$144

Net financing charges for the third quarter of fiscal 2026 were lower by $3 million compared to the third quarter of fiscal 2025 as a result of lower average interest rates. Net financing charges for the first nine months of fiscal 2026 were comparable to the first nine months of fiscal 2025. Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further information related to Adient's debt transactions and components of net financing charges.

Adient plc | Form 10-Q | 39

Other Pension Expense

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	Change	2025	2026	Change	2025
Other pension expense	$1	—%	$1	$5	67%	$3

Other pension expense for the third quarter of fiscal 2026 was comparable to the third quarter of fiscal 2025 and higher by $2 million during the first nine months of fiscal 2026 as compared to the first nine months of fiscal 2025 due to a curtailment loss of $2 million recorded in the Asia segment. Refer to Note 12, "Retirement Plans," of the notes to the consolidated financial statements for information related to the non-service components of Adient's net periodic pension costs.

Income Tax Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	Change	2025	2026	Change	2025
Income tax provision	$23	>100%	$7	$97	26%	$77

The third quarter fiscal 2026 income tax expense of $23 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, partially offset by tax benefits related to a transfer of intellectual property rights between subsidiaries in different tax jurisdictions. The third quarter fiscal 2025 income tax expense of $7 million was lower than the Irish statutory rate of 12.5% primarily due to $16 million of tax benefits related to audit closures and $7 million of tax benefit related to foreign exchange remeasurements of tax balances primarily in Mexico, partially offset by the inability to record a tax benefit for losses in jurisdictions with valuation allowances.

The first nine months of fiscal 2026 income tax expense of $97 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and the establishment of uncertain tax positions as a result of initiating a foreign tax audit settlement, partially offset by tax benefits related to audit closures, statute expirations, and a transfer of intellectual property rights between subsidiaries in different tax jurisdictions. The first nine months of fiscal 2025 income tax expense of $77 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances, $19 million of tax expense related to adjustments to net operating loss deferred tax assets, $9 million of tax expense related to the establishment of an uncertain tax position, and the impact of the impairment of the non-tax-deductible portion of the EMEA goodwill balance for which there is no corresponding income tax benefit, partially offset by $23 million of tax benefits from audit closures and statute expirations.

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	Change	2025	2026	Change	2025
Income attributable to noncontrolling interests	$17	(26)%	$23	$55	(21)%	$70

The decrease in income attributable to noncontrolling interests in the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025 is primarily attributable to lower production volumes and unfavorable operating performance at certain consolidated joint ventures in Asia.

The decrease in income attributable to noncontrolling interests during the first nine months of fiscal 2026 as compared to the first nine months of fiscal 2025 is primarily attributable to lower production volumes and unfavorable operating performance at certain consolidated joint ventures in Asia.

Adient plc | Form 10-Q | 40

Net Income (Loss) Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	Change	2025	2026	Change	2025
Net income (loss) attributable to Adient	$25	(31)%	$36	$30	>100%	$(299)

Net income attributable to Adient was $25 million for the third quarter of fiscal 2026, compared to net income attributable to Adient of $36 million for the third quarter of fiscal 2025. The lower net income in the third quarter of fiscal 2026 is primarily attributable to higher income tax expense, higher SG&A expenses, unfavorable production volume/mix and the unfavorable impact of foreign currencies, partially offset by favorable net operating performance including favorable material costs and the impact of recognizing IEEPA tariff refunds and a decrease in income attributable to noncontrolling interest and an increase in equity income.

Net income attributable to Adient was $30 million during the first nine months of fiscal 2026, compared to net loss attributable to Adient of $299 million during the first nine months of fiscal 2025. The higher net income during the first nine months of fiscal 2026 is primarily attributable to a $333 million non-cash goodwill impairment charge relating to the EMEA reporting unit in the previous year, the favorable impact of foreign currencies, a decrease in income attributable to noncontrolling interest and favorable net operating performance including favorable material costs and the impact of recognizing IEEPA tariff refunds, partially offset by unfavorable production volume/mix.

Comprehensive Income (Loss) Attributable to Adient

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	Change	2025	2026	Change	2025
Comprehensive income (loss) attributable to Adient	$38	(78)%	$176	$1	>100%	$(278)

Comprehensive income attributable to Adient was $38 million for the third quarter of fiscal 2026 compared to $176 million of comprehensive income for the third quarter of fiscal 2025. The lower comprehensive income attributable to Adient is due primarily to the unfavorable impact of foreign currency translation adjustments ($126 million), a lower net income in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 ($17 million) and lower realized and unrealized gains on derivatives in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 ($11 million), partially offset by lower comprehensive income attributable to noncontrolling interests ($16 million).

Comprehensive income attributable to Adient was $1 million for the first nine months of fiscal 2026 compared to $278 million of comprehensive loss for the first nine months of fiscal 2025. The higher comprehensive income attributable to Adient is due primarily to net income in the first nine months of fiscal 2026 compared to a net loss in the first nine months of fiscal 2025 ($314 million) and lower comprehensive income attributable to noncontrolling interests ($8 million), partially offset by realized and unrealized losses on derivatives in the third quarter of fiscal 2026 compared to realized and realized gains on derivatives in the third quarter of fiscal 2025 ($36 million) and the unfavorable impact of foreign currency translation adjustments ($7 million).

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

Adient plc | Form 10-Q | 41

The results presented below are not necessarily indicative of full-year results as Adient, along with the automotive industry, continues to face a dynamic environment surrounding future production volume. This dynamic environment is the result of a combination of factors experienced over the recent past including the impact of higher energy, freight and other costs resulting from the conflicts in the Middle East and other parts of the world, softening consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest expected margin declines as Adient continues to win new business with local OEMs in China, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China, overcapacity in the EMEA reporting unit resulting in pricing pressure along with continued disruptions caused by slower electric vehicle adoption rates, and interruptions from other suppliers due to production downtime and shortages of critical components or raw materials. Adient has also been experiencing increased levels of discussions with taxing authorities and more aggressive negotiations by the tax authorities as part of tax audits and related inquiries, resulting in higher levels of uncertainty on tax assessment outcomes. These factors may continue to negatively impact Adient’s results in the foreseeable future. Adient has also been monitoring developments associated with the Supreme Court decision related to tariffs issued under IEEPA. During the third quarter of fiscal 2026, Adient recorded receivables of approximately $52 million related to refunds that it believes are probable of collection from the U.S. government stemming from the Supreme Court decision to nullify tariffs issued under IEEPA. The receivable is recorded in the Americas within other current assets and the corresponding benefit has been reflected as a reduction on cost of sales. A large portion of the refunds is expected to be passed on to Adient's customers to the extent Adient had previously collected such tariff reimbursements under separate agreements with its customers. Amounts expected to be repaid to customers have been reflected as reductions in net sales and accounts receivable. The net benefit associated with these IEEPA refunds is immaterial. Refer to the Factors Affecting Adient’s Operating Environment section in this Form 10-Q and within our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, for additional information on factors that have impacted Adient.

Financial information relating to Adient's reportable segments is as follows:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Three months ended June 30, 2026
Net sales	$1,928	$1,211	$810	$(20)	$3,929
Adjusted EBITDA	$125	$14	$107	$(21)	$225

Nine months ended June 30, 2026
Net sales	$5,454	$3,688	$2,363	$(67)	$11,438
Adjusted EBITDA	$314	$93	$314	$(66)	$655

Three months ended June 30, 2025
Net sales	$1,760	$1,268	$721	$(8)	$3,741
Adjusted EBITDA	$112	$21	$113	$(20)	$226

Nine months ended June 30, 2025
Net sales	$5,070	$3,628	$2,200	$(51)	$10,847
Adjusted EBITDA	$291	$93	$334	$(63)	$655

Adient plc | Form 10-Q | 42

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income (loss) before income taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Adjusted EBITDA
Americas	$125	$112	$314	$291
EMEA	14	21	93	93
Asia	107	113	314	334
Subtotal	246	246	721	718
Corporate-related costs (1)	(21)	(20)	(66)	(63)
Restructuring and impairment costs (2)	(5)	(7)	(34)	(381)
Purchase accounting amortization (3)	(12)	(12)	(35)	(35)
Restructuring related charges (4)	(8)	(7)	(21)	(13)
Gain on disposal transactions (5)	—	—	—	4
Depreciation	(74)	(71)	(211)	(207)
Equity based compensation	(9)	(10)	(26)	(20)
Other items (6)	(3)	(1)	3	(8)
Earnings (loss) before interest and income taxes	114	118	331	(5)
Net financing charges	(48)	(51)	(144)	(144)
Other pension expense	(1)	(1)	(5)	(3)
Income (loss) before income taxes	$65	$66	$182	$(152)

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments. The three and nine months ended June 30, 2026 reflects restructuring charges of $5 million and $34 million, respectively. The three months ended June 30, 2025 reflects restructuring charges of $7 million. The nine months ended June 30, 2025 reflects restructuring charges of $38 million, a non-recurring, non-cash goodwill impairment charge of $333 million in the EMEA reporting unit and an impairment charge of $10 million related to Adient’s investment in Adient Aerospace. Refer to Note 13, "Restructuring and Impairment Costs" of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. The three months ended June 30, 2026 includes $8 million of restructuring-related charges primarily recorded in cost of sales. The nine months ended June 30, 2026 includes $16 million of restructuring-related charges primarily recorded in cost of sales, $2 million recorded in SG&A and $3 million of restructuring charges at partially-owned affiliates recorded within equity income. The three months ended June 30, 2025 includes $7 million in restructuring-related charges primarily recorded in cost of sales and $6 million of restructuring charges at partially-owned affiliates recorded within equity income, partially offset by a $6 million gain on sale of a restructured facility recorded in SG&A. The nine months ended June 30, 2025 includes $18 million in restructuring-related charges primarily recorded in cost of sales and $6 million of restructuring charges at partially-owned affiliates recorded within equity income, partially offset by $11 million gain on sales of a restructured facilities recorded in SG&A.

(5) The nine months ended June 30, 2025 includes a $4 million gain on sale of its partially-owned investment in Setex recorded within equity income. Refer to Note 3, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for additional information.

Adient plc | Form 10-Q | 43

(6) The three months ended June 30, 2026 includes $3 million of transaction costs recorded in SG&A. The nine months ended June 30, 2026 includes a $5 million one-time, non-recurring reversal of contingent liabilities with a customer recorded in cost of sales and a $2 million gain on a non-recurring contract related settlement recorded in SG&A, partially offset by $4 million of transaction costs recorded in SG&A. The three months ended June 30, 2025 includes $1 million of third-party consulting costs associated with strategic planning recorded in SG&A. The nine months ended June 30, 2025 includes $9 million of third-party consulting costs associated with strategic planning recorded in SG&A and a $1 million non-recurring loss at affiliates recorded within equity income, partially offset by a $2 million gain on a non-recurring contract related settlement recorded in SG&A.

Americas

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	Change	2025	2026	Change	2025
Net sales	$1,928	10%	$1,760	$5,454	8%	$5,070
Adjusted EBITDA	$125	12%	$112	$314	8%	$291

Net sales increased during the third quarter of fiscal 2026 by $168 million primarily due to higher production volumes ($162 million) and the favorable impact of foreign currencies ($7 million), partially offset by the reduction in net sales resulting from amounts expected to be passed on to Adient's customers related to IEEPA tariff refunds, which is almost completely offset by net favorable commercial pricing adjustments ($1 million).

Net sales increased during the first nine months of fiscal 2026 by $384 million primarily due to higher production volumes ($292 million), net favorable commercial pricing adjustments despite the reduction in net sales resulting from amounts expected to be passed on to Adient's customers related to IEEPA tariff refunds ($76 million) and the favorable impact of foreign currencies ($16 million).

Adjusted EBITDA increased during the third quarter of fiscal 2026 by $13 million due to favorable production volumes/mix ($21 million) and favorable net operating performance reflecting favorable customer pricing and the impact of recognizing IEEPA tariff refunds, net of unfavorable material costs largely driven by the impact of the Middle East conflict and higher overhead and program launch costs driven by inefficiencies related to certain customer disruptions ($2 million), partially offset by higher SG&A and engineering expenses ($9 million) and the unfavorable impact of foreign currencies ($1 million).

Adjusted EBITDA increased during the first nine months of fiscal 2026 by $23 million due to favorable net operating performance reflecting favorable customer pricing and the impact of recognizing IEEPA tariff refunds, net of unfavorable material costs largely driven by the impact of the Middle East conflict and higher overhead and program launch costs driven by inefficiencies related to certain customer disruptions ($10 million), favorable production volumes/mix ($7 million), the favorable impact of foreign currencies ($5 million) and lower SG&A and engineering expenses ($2 million), partially offset by lower equity income ($1 million).

EMEA

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	Change	2025	2026	Change	2025
Net sales	$1,211	(4)%	$1,268	$3,688	2%	$3,628
Adjusted EBITDA	$14	(33)%	$21	$93	—%	$93

Net sales decreased during the third quarter of fiscal 2026 by $57 million primarily as a result of lower production volumes as a result of softening customer demand ($82 million) and the unfavorable impact of net commercial pricing adjustments ($8 million), partially offset by the favorable impact of foreign currencies ($33 million).

Net sales increased during the first nine months of fiscal 2026 by $60 million primarily as a result of the favorable impact of foreign currencies ($261 million), partially offset by lower production volumes as a result of softening customer demand ($179 million) and the unfavorable impact of net commercial pricing adjustments ($22 million).

Adient plc | Form 10-Q | 44

Adjusted EBITDA decreased during the third quarter of fiscal 2026 by $7 million due to unfavorable production volume/mix ($16 million) and unfavorable net operating performance ($14 million). The unfavorable net operating performance includes unfavorable customer pricing and higher overhead and freight costs, partially offset by favorable material costs, despite the impact of the Middle East conflict, and lower launch costs. In addition, Adjusted EBITDA was favorably impacted by lower SG&A and engineering expenses ($22 million) and the favorable impact of foreign currencies ($1 million).

Adjusted EBITDA for the first nine months of fiscal 2026 was comparable to the first nine months of fiscal 2025 due to unfavorable production volume/mix ($24 million) and unfavorable net operating performance ($3 million), completely offset by lower SG&A and engineering expenses ($21 million), the favorable impact of foreign currencies ($5 million) and higher equity income ($1 million). The unfavorable net operating performance includes unfavorable customer pricing and higher freight costs, net of favorable material costs despite the impact of the Middle East conflict.

Asia

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	Change	2025	2026	Change	2025
Net sales	$810	12%	$721	$2,363	7%	$2,200
Adjusted EBITDA	$107	(5)%	$113	$314	(6)%	$334

Net sales increased during the third quarter of fiscal 2026 by $89 million due to higher production volumes despite the unfavorable impact from the Middle East conflict ($79 million), the favorable impact of net commercial pricing adjustments ($9 million) and the favorable impact of foreign currencies ($1 million).

Net sales increased during the first nine months of fiscal 2026 by $163 million due to higher production volumes despite the unfavorable impact from the Middle East conflict ($171 million) and the favorable impact of foreign currencies ($23 million), partially offset by the unfavorable impact of net commercial pricing adjustments ($31 million).

Adjusted EBITDA decreased during the third quarter of fiscal 2026 by $6 million due to unfavorable production mix ($7 million), lower equity income ($4 million) and higher SG&A and engineering expenses ($3 million), partially offset by favorable net operating performance reflecting favorable customer pricing and material costs, despite the unfavorable impact of the Middle East conflict, net of higher overhead and product launch costs ($8 million).

Adjusted EBITDA decreased during the first nine months of fiscal 2026 by $20 million due to unfavorable net operating performance reflecting unfavorable customer pricing and higher overhead and product launch costs, net of favorable material costs despite the unfavorable impact of the Middle East conflict ($17 million), unfavorable production mix ($14 million) and lower equity income ($2 million), partially offset by the favorable impact of foreign currencies ($7 million) and lower SG&A and engineering expenses ($6 million).

Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs, debt service requirements and discretionary spending to repurchase Adient's shares. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below for discussion of Adient's financing arrangements. Adient believes that its current financial resources will be sufficient to fund its liquidity requirements for at least the next twelve months. Fiscal 2026 cash flows are expected to be lower than fiscal 2025 cash flows due primarily to reduced profitability resulting from higher capital spending to fund growth initiatives, non-recurring tax settlements and an acceleration in the timing of commercial settlements in fiscal 2025. Adient anticipates settling approximately $45 million of certain commercial transactions in the fourth quarter of fiscal 2026 which were originally anticipated to be settled in the third quarter of fiscal 2026.

Adient plc | Form 10-Q | 45

Indebtedness

As of September 30, 2025, Adient US LLC ("Adient US"), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintained an asset-based revolving credit facility (the "ABL Credit Facility"), which provided for a revolving line of credit up to $1,250 million, including a North American subfacility of up to $950 million and a European subfacility of up to $300 million, subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio. During the first quarter of fiscal 2026, Adient amended the ABL Credit Facility, reducing the maximum facility from $1,250 million to $1,000 million (consisting of a North American subfacility of up to $895 million and a European subfacility of up to $105 million). Under the amended agreement, Adient will pay a commitment fee of 0.20% - 0.25% (previously 0.25% to 0.375%) on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Adient incurred $6 million of costs associated with this amendment, which was recorded as deferred financing costs. The amended ABL Credit Facility is set to mature in October 2030 (previously November 2027), subject to certain springing maturity provisions. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the amended ABL Credit Facility then in effect. Subject to certain conditions, the amended ABL Credit Facility may be expanded by up to $500 million in additional commitments. Loans under the amended ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the amended ABL Credit Facility to incorporate certain sustainability-based pricing provisions. The amended ABL Credit Facility is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the amended ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in Dollars, EURIBOR, in the case of amounts outstanding in Euros, STIBOR, in the case of amounts outstanding in Swedish Krona and SONIA, in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of 1.25% - 1.75% (previously 1.50% to 2.00%). During the second quarter of fiscal 2026, Adient drew down and fully repaid an aggregate of $150 million on the amended ABL Credit Facility. No amounts were outstanding as of June 30, 2026 under this facility, and total availability on that date was $834 million (net of $8 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the "Term Loan B Agreement"), that had an outstanding balance of $621 million and $626 million as of June 30, 2026 and September 30, 2025, respectively. During the first quarter of fiscal 2025, the Term Loan B Agreement was amended to reduce the applicable margin from 2.75% to 2.25%. Adient incurred $1 million of costs associated with the modification, which was recorded as deferred financing costs. The maturity date was also extended from April 2028 to January 2031. The amended Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The amended Term Loan B Agreement permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the amended Term Loan B Agreement accrues at Term SOFR plus an applicable margin. During the second quarter of fiscal 2026, Adient further amended the Term Loan B Agreement to reduce the applicable margin from 2.25% to 2.00%. Adient incurred $1 million of costs associated with this amendment, which was recorded as deferred financing costs.

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

Adient plc | Form 10-Q | 46

Sources of Cash Flows

	Nine Months Ended June 30,
(in millions)	2026	2025
Cash provided by operating activities	$366	$236
Cash used by investing activities	(205)	(127)
Cash used by financing activities	(163)	(212)
Capital expenditures	(205)	(166)

Operating Cash Flows: The increase in cash flows from operating activities is primarily due to favorable working capital including higher accounts payable resulting from higher levels of production activities, partially offset by a decrease in accrued liabilities resulting from the payment of indirect taxes.

Investing Cash Flows: The increase in cash used by investing activities is primarily attributable to higher capital expenditures in the current year and proceeds received from the sale of Adient's interest in Setex in the prior year.

Financing Cash Flows: The decrease in cash used by financing activities is primarily attributable to the acquisition of the noncontrolling interest in Technotrim during the prior year and a lower level of share repurchases. Refer to Note 11, "Equity and Noncontrolling Interests," of the notes to the consolidated financial statements for additional information.

Capital expenditures: Capital expenditures during the first nine months of fiscal 2026 were driven by higher levels of investments in artificial intelligence ("AI"), automation and innovation as well as expenditures related to new and replacement programs.

Working capital

(in millions)	June 30, 2026	September 30, 2025
Current assets	$4,186	$4,133
Current liabilities	3,816	3,687
Working capital	$370	$446

Working capital decreased by $76 million primarily due to an increase in accounts payable resulting from higher levels of production activities and a decrease in cash and cash equivalents, partially offset by a decrease in accrued liabilities resulting from the payment of indirect taxes, as well as increases in other current assets and inventories.

Restructuring Costs

During the first nine months of fiscal 2026, Adient committed to restructuring actions ("2026 Plan") resulting in charges of $33 million and an additional $1 million related to prior year plans. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The 2026 Plan is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with the 2026 Plan will primarily occur in fiscal years 2026 and 2027, and are expected to be substantially complete by fiscal year 2027. Adient currently estimates that upon completion of the restructuring actions, the 2026 Plan will reduce annual operating costs by approximately $34 million, which is primarily the result of lower costs of sales and SG&A due to reduced employee-related costs; however, minimal impact to net earnings is expected. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income (loss).

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
Adient plc | Form 10-Q | 47

Repurchases of Equity Securities

In November 2022, Adient’s board of directors authorized the repurchase of Adient's ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. From fiscal 2023 through fiscal 2025, Adient repurchased and immediately retired a total of 17,297,377 ordinary shares. The aggregate amount of cash paid to repurchase the shares was $465 million, all of which had been spent through September 30, 2025. During the third quarter of fiscal 2026, Adient repurchased and immediately retired 1,333,761 of its ordinary shares at an average purchase price per share of $22.49, for an aggregate amount of cash paid of $30 million. During the first nine months of fiscal 2026, Adient repurchased and immediately retired 2,566,693 of its ordinary shares at an average purchase price per share of $21.43, for an aggregate amount of cash paid of $55 million. As of June 30, 2026, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $80 million.

Off-Balance Sheet Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of June 30, 2026, $157 million was funded under these programs compared to $185 million as of September 30, 2025.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of June 30, 2026, Adient's liabilities related to this program were $93 million which is recorded within accounts payable ($16 million) and other current liabilities ($77 million) in Adient’s consolidated statements of financial position. As of September 30, 2025, Adient's liabilities related to this program were $105 million which is recorded within accounts payable ($16 million) and other current liabilities ($89 million) in Adient’s consolidated statements of financial position. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

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

Critical Accounting Estimates and Policies

See "Critical Accounting Estimates and Policies" under the heading "Item 7" of Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2025, for a discussion of critical accounting estimates and policies. There have been no material changes to Adient's critical accounting estimates and policies during the three months ended June 30, 2026.

Adient plc | Form 10-Q | 48

New Accounting Pronouncements

See Note 1, "Organization and Summary of Significant Accounting Policies," of the notes to the consolidated financial statements for a discussion of new accounting pronouncements.

Other Information

Not applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2026, Adient had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in Adient's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, Adient's principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in SEC rules and forms. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2026, Adient continued to implement a new enterprise resource planning ("ERP") system at certain of its entities in China. The implementation of the ERP system is planned to occur in phases over the current fiscal year for all majority owned entities in China. There were no other changes in internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The current conflicts in the Middle East and Iran, as well as the ongoing war in Ukraine following Russia’s invasion in 2022, have resulted in significant uncertainty and instability in global vehicle production, supply chains and availability of certain
Adient plc | Form 10-Q | 50

commodities and raw materials. Although Adient has no operations in the Middle East or Ukraine and its operation in Russia has since been disposed, certain of its suppliers as well as customers depend on commodities and other material supplies that originate in the Middle East, Ukraine or Russia. The conflicts have led to increases in the cost of commodities and energy and have the potential for shortages, especially in Europe and Asia. In response to Russia’s invasion in Ukraine, a number of countries, including the United States, the United Kingdom and members of the European Union, have implemented economic sanctions on Russia and certain Russian enterprises including several large banks. If these conflicts continue or expand, it may trigger a series of additional economic or energy market impacts or further sanctions which in turn could further disrupt the global automotive supply chains by limiting supplies of key components or commodities and increasing inflationary pressures. These ongoing conflicts, along with other geopolitical uncertainties, could have broader adverse impacts on macroeconomic factors that impact Adient's business, cash flows, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Repurchase of Equity Securities

Share repurchase activity during the three months ended June 30, 2026 was as follows:

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)(1)
April 1 to April 30, 2026	—	$—	—	$110
May 1 to May 31, 2026	—	—	—	110
June 1 to June 30, 2026	1,333,761	22.49	1,333,761	80
	1,333,761	$22.49	1,333,761	$80

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

During the third quarter of fiscal year 2026, none of Adient’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

Adient plc | Form 10-Q | 52

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

Adient plc
By:	/s/ Jerome J. Dorlack
Jerome J. Dorlack
President and Chief Executive Officer
Date:	August 5, 2026

By:	/s/ Mark A. Oswald
Mark A. Oswald
Executive Vice President and Chief Financial Officer
Date:	August 5, 2026

Adient plc | Form 10-Q | 54