Form 10-K
period 2026-09-30
Adient plc
filed 2026-11-13
CIK 1670541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2026
or
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of March 31, 2026, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.6 billion. At September 30, 2026, 74,790,776 ordinary shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement relating to its 2027 annual general meeting of shareholders to be held on March 9, 2027 (the “2027 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2027 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Adient plc | Form 10-K | 2

Adient plc
Form 10-K
For the Fiscal Year Ended September 30, 2026
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

Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates approximately 190 wholly- and majority-owned manufacturing, assembly or sequencing facilities, with operations in 27 countries. Additionally, Adient has partially-owned affiliates in China, Asia and Europe. Through its global footprint and vertical integration, Adient leverages its capabilities to drive growth in the automotive seating industry.

Adient's business model is focused on developing and maintaining long-term customer relationships, which allows Adient to successfully grow with leading global OEMs. Adient and its engineers work closely with customers as vehicle platforms are developed, which results in close ties with key decision makers at OEM customers.

Business Organization and Strategy

Global Manufacturing Footprint Adient is a global leader in automotive seating. With more than 65,000 employees operating in approximately 190 manufacturing, assembly or sequencing facilities in 27 countries worldwide, Adient produces and delivers automotive seating for all vehicle classes and all major OEMs. From complete seating systems to individual components, Adient’s manufacturing capabilities span every aspect of the automotive seat-making process. Integrated, in-house skills allows Adient to take products from research and design all the way to engineering and manufacturing and into millions of vehicles every year.

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

Adient plc | Form 10-K | 4

Adient’s emphasis on building long-term customer relationships has enabled it to expand its customer base to emerging OEMs, particularly in China. Refer to Leadership position in China section.

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

By integrating the latest communication technologies and inventory strategies, Adient also provides flexible logistics solutions to its OEM customers such as long-haul “just-in-time” deliveries. Such offerings enable Adient’s customers to optimize inventory levels and minimize transportation and storage costs.

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

Leadership Position in China Adient is a leading supplier of “just-in-time” seating in China. It operates through its wholly owned entities and seven joint ventures (nonconsolidated and consolidated) with 40 manufacturing locations in 24 cities. The operations are supported by a wholly owned technical center in Chongqing and two others belonging to nonconsolidated joint ventures. The highly localized operations, which continue to serve European and American automakers, have also strengthened Adient’s relationships with a diverse customer portfolio of domestic OEMs. Adient leverages its operating expertise and innovation capabilities as it expands its customer base among domestic OEMs. Adient’s enhanced innovation-to-execution capability provides a competitive edge in the highly competitive Chinese market.

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

Customers

Adient is a supplier to all of the global OEMs and has longstanding relationships with premier automotive manufacturers, including BMW, Mercedes-Benz Group, Ford Motor Company, General Motors Company, Honda Motor Company, Hyundai Motor Company, Jaguar Land Rover, Kia Corporation, Mazda Motor Corporation, Mitsubishi Motor Corporation, Nissan Motor Corporation, Polaris Inc., Renault Group, Stellantis N.V., Suzuki Motor Corporation, Toyota Motor Corporation, Volkswagen Group, and Volvo Cars. Adient also supplies most of the emerging OEMs such as Beijing Automotive Group Co., Ltd., Changan Automobile (Group) Co., Ltd., FAW Group Corporation, Proton Holdings Berhad, Ashok Leyland, Tata Motors Limited and Zhejiang Geely Holding Group Co., Ltd. and newer auto manufacturers such as NIO, Xpeng Motors, BYD Company Ltd., Xiaomi Motors, Chery Automobile Co. Ltd, Great Wall Motor Co. Ltd., Leapmotor Technology Co. Ltd., Dongfeng Motor Corporation and Rivian Automotive, Inc. Additionally, Adient has 7 joint venture partnerships with key OEMs, including Guangzhou Automobile Group Co., Ltd., Beijing Automobile Group Co., Ltd. and FAW Group Corporation. Further details regarding Adient's customers is provided in Part II, Item 8 of this Form 10-K in Note 1, “Organization and Summary of Significant Accounting Policies,” of the notes to consolidated financial statements.

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

Raw Materials

Raw materials used by Adient in connection with its operations include steel, aluminum, polyurethane chemicals, fabrics, leather, vinyl and polypropylene. Continuing into fiscal 2026, the automotive industry has experienced volatility in commodity prices. This price volatility may continue into the future as demand increases and/or supply is constrained. During fiscal 2027, commodity prices and availability could fluctuate throughout the year and significantly affect Adient's results of operations. Refer to the Sustainability heading in this Item 1, “Business” for information on sustainability actions Adient is taking with its products and related materials, and refer to Item 1A, “Risk Factors” of this Form 10-K for additional information on risks associated with the supply of Adient’s raw materials.

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

Production Processes

Adient remains committed to improving sustainability in its global operations and utilizing standardized processes to reduce energy consumption, conserve water, and generate less waste and emissions at its sites globally. Adient set a goal of reducing its scope 1 and 2 greenhouse gas emissions 75% by 2030 (with 2019 as the base year) and continues to make progress toward that goal. Additionally, by 2040, Adient aspires to achieve carbon neutrality at its manufacturing sites for scope 1 and 2 greenhouse gas emissions. Some fiscal year 2026 examples of how Adient is reducing emissions and improving sustainability in its operations include:

•Reducing electricity baseload during non-production periods and installing automated ventilation controls.
•Improving lighting efficiency through light emitting diode conversions, occupancy sensors, automated controls, and solar-powered outdoor lighting.
•Replacing internal-combustion forklifts with lithium-electric forklifts and increasing the use of renewable electricity to reduce operational emissions and improve workplace conditions.
•Optimizing compressed-air systems and equipment operation to reduce energy consumption.
•Improving material utilization through optimized cutting markers, nesting files, and production processes.
•Redesigning packaging and streamlining freight operations to improve transportation efficiency, increase packaging density, and reduce waste.
Adient plc | Form 10-K | 8

•Reducing foam and manufacturing scrap through targeted quality improvements, material-use initiatives, and recycling programs.
•Replacing single-use packaging, reusing production materials, improving waste segregation, and expanding recycling.

These operational projects complement Adient’s broader renewal energy strategy, which aims to attribute 100% of the electricity consumed at its global manufacturing sites to renewable sources by 2035.

In addition, several of Adient's sites generate renewable electricity on-site through solar installations, and approximately 60 sites have electricity consumption matched with renewable electricity attributes through renewable electricity procurement programs.

Products

Adient embeds sustainability and circularity into product development through its Evolution of Seating Systems Sustainability (ES³) approach, integrating research, value engineering, innovation, benchmarking, quality and safety inputs to reduce design complexity, material use and operational waste without compromising safety, comfort, functionality or quality. Modular concepts, including Pure Ergonomics, ModuTech and ModuGo, support component integration, repairability, efficient assembly and simplified end-of-life disassembly. Adient evaluates design alternatives using its proprietary Product Carbon Footprint Tool and life cycle assessment practices aligned with ISO 14040, ISO 14044, ISO 14067 and the Catena-X methodology. The company continues to increase its use of primary data, update emission factors and expand product-level carbon footprint capabilities. Decarbonization initiatives include increased use of recycled and lower-emission steel, mass-balance circular and bio-circular foam inputs, closed-loop recycling of end-of-life polyurethane foam, lower-carbon trim materials and greater recycled and bio-based content in plastics. Adient also advances material circularity through recycled-content applications, simplified resin portfolios and designs that improve recyclability and material separation. Collaboration with customers supports product decarbonization roadmaps, early comparison of design alternatives and alignment with evolving sustainability, recycled-content and end-of-life vehicle requirements.

Adient also recognizes the importance of its supply chain’s environmental risks and impacts and is working with its suppliers to reduce scope 3 (value chain) emissions 35% by 2030 (with 2019 as the base year).

People

Adient continues to advance its commitment to protecting the human rights and well-being of its employees, suppliers, customers, and the communities in which it operates worldwide. The company's Human Rights Policy Statement and Ethics Policy provide the foundation for these efforts and support compliance with evolving legal, regulatory, and sustainability expectations. In fiscal year 2026, 99% of Adient's salaried workforce completed the annual Ethics Policy certification. Adient also continued to enhance the capabilities of its global Supplier Compliance and Risk Management Center of Excellence (COE), strengthening supplier due diligence, risk assessment, and compliance processes across its global supply chain through improved governance, procedures, and systems.

Human Capital Resources

Adient's ability to sustain and grow its business requires it to hire, retain and develop a highly skilled workforce. Adient values character and integrity as much as qualifications and fosters an empowerment culture where employees have ownership in business outcomes. The highest levels of Adient’s management drive these practices with the alignment and support of all levels within the organization. The Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary, reporting directly to the Chief Executive Officer (“CEO”), oversees Adient’s global talent processes to attract, develop and retain the most valuable asset - its employees. Adient has more than 65,000 employees worldwide who represent a wide variety of backgrounds. Adient is committed to driving an inclusive culture that celebrates differences and empowers its people. Adient’s workforce composition (including employees at consolidated joint ventures), as of September 30, 2026, consists of approximately:

•48% work in the Americas, 39% work in EMEA and 13% work in Asia
•41% of the global workforce is female
•57% of employees in the U.S. have identified themselves as an ethnic minority

Adient ensures its people are engaged and working collaboratively to achieve company goals through positive employee relations activities that focus on supporting employees and their families. Adient also provides and encourages many forms of two-way communication such as town hall meetings, engagement surveys, open-door policies and an ethics Integrity Helpline
Adient plc | Form 10-K | 9

so that employees can hear directly from Adient leadership and have the opportunity to ask questions, make suggestions, raise concerns, and provide input. Because the attraction, development and retention of the employee base is significant to its business strategy, executive management provides updates on these topics to the Board of Directors.

Health and Safety

Adient is committed to protecting the safety and well-being of colleagues, customers, suppliers and people using its premises by providing and maintaining a safe working environment that protects both physical and mental well-being. Adient requires protective equipment, enforces comprehensive safety policies and procedures, and encourages employees and leaders to look regularly for ways to improve workplace safety. Adient has implemented and maintains a health and safety management system that is certified to the ISO 45001 Occupational Health and Safety standard. Globally, 100% of Adient’s facilities are internally audited and compliant, and 98% are also third-party audited and certified. Adient employees work together across the globe, sharing best practice ideas, procedures, and information regarding accidents and injuries. At Adient, every new machine, operation, building or workstation change requires a safety risk assessment. When Adient’s employees come to work, they can know that where they work has undergone an extensive review of associated risks of injury or illness and that those risks are eliminated and/or minimized through robust controls. Adient provides updates on health and safety to its Board of Directors.

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

Adient's Leadership Talent Review (“LTR”) is its annual process for identifying and evaluating talent for the purposes of aligning individual aspirations and development plans with the organization's needs and building a robust pipeline of leaders to mitigate leadership vacancy risk. LTR is designed to be an inclusive process that promotes visibility of talent, increases the validity of succession plans and ensures development efforts are applied efficiently. Talent potential assessments and succession plans are calibrated with broader groups of leaders to drive consistency, awareness and alignment on decisions and development actions. Adient's executive leadership provides annual updates on succession and talent development to the Board of Directors.

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

Adient plc | Form 10-K | 10

Information about Adient’s Executive Officers

The following table sets forth certain information with respect to Adient's executive officers as of the date of this filing:

Name	Age	Position(s) Held	Year Appointed to Present Position
James Conklin	54	Executive Vice President, Americas	2022
Jerome J. Dorlack	46	President and Chief Executive Officer	2024
David Herberg	49	Executive Vice President, EMEA	2026
James J. Huang	65	Executive Vice President, APAC	2019
Stephanie S. Marianos	58	Executive Vice President, Global IT & Business Services and Sustainability	2024
Mark A. Oswald	60	Executive Vice President and Chief Financial Officer	2024
Gregory S. Smith	58	Senior Vice President and Chief Accounting Officer	2019
Heather M. Tiltmann	54	Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary	2021

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

David Herberg. Dr. Herberg is the Executive Vice President, EMEA of Adient. Dr. Herberg served as Vice President, EMEA Operations from 2024 to January 2026 and Vice President, EMEA Engineering from 2021 to 2024. Prior to that, he held various leadership positions of increasing responsibility within engineering and program management at Adient. Dr. Herberg was a consultant with McKinsey & Company in Hamburg and Berlin Germany prior to joining Adient.

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

Mark A. Oswald. Mr. Oswald is the Executive Vice President and Chief Financial Officer of Adient. In September 2026, the Company announced that Mr. Oswald will depart as Executive Vice President and Chief Financial Officer, effective November 16, 2026. Mr. Oswald served as Vice President, Treasurer, Investor Relations, and Corporate Communications of Adient from 2020 to 2024. He previously served as Vice President Investor Relations and Corporate Communication from 2018 to 2020 and Vice President Investor Relations from 2016 to 2018. Mr. Oswald held various investor relations and finance roles with General Motors, TRW Automotive and Ford Motor Company from 1994 to 2016.

Gregory S. Smith. Mr. Smith is the Senior Vice President and Chief Accounting Officer of Adient. Mr. Smith served as Adient’s Assistant Corporate Controller from 2016 to 2019. Prior to that, he served as Corporate Controller of Jason Industries, Inc. in 2015 and was with PricewaterhouseCoopers LLP from 1995 to 2015.
Adient plc | Form 10-K | 11

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

The global automotive industry has continued to experience uncertainties due to changing macroeconomic conditions. Weakening consumer demand in key markets, impacted by new vehicle affordability and a high interest rate environment, among other factors, has resulted in lower automotive production volumes. The global adoption of electric vehicles by consumers has also slowed, creating disruptions in production scheduling. More specifically, the EMEA region is faced with overcapacity issues due to lower production volumes and resulting in pricing pressures. The EMEA region is also faced with intensifying competition from Chinese imports and lower exports to China as domestic brands expand in China. The Asia region continues to experience higher competitive pressures from local OEMs in China who are penetrating the industry with new product offerings, resulting in market share loss for foreign/luxury OEMs in China. These Chinese OEMs are producing vehicles at lower costs, resulting in pricing pressures on the supply chain base. Further, new relationships need to be developed in order to become the supplier of choice for these new OEMs in China along with careful assessment of which local OEMs are expected to exist and thrive over the long-term due to the competitive pressures. The Asia region is also experiencing declining export volume due to the impact of the Middle East and other global conflicts. The Americas region is poised to benefit from onshoring production activity to the U.S. due largely to U.S. tariff policy; however, no assurance can be given that anticipated onshoring production levels will materialize nor that the anticipated transition timelines for such production moving to the U.S. will be achieved. Adient strives to offset the impact of lower production volumes and price reductions through improved operational performance, including commercial negotiations with Adient’s customers and vendors and through other operational improvements that Adient can influence, however there is no guarantee that Adient will be able to sufficiently offset the impact of lower production volumes, price reductions, or avoid more significant restructuring actions. The global automotive industry has also experienced significant volatility in the past, and to some extent volatility persists in the current environment, related to supply chain disruptions, inflationary pressures, labor shortages, geopolitical uncertainties, high interest rates and foreign currency fluctuations. Although Adient's seating products have not typically been dependent directly on the components causing the supply chain disruptions, Adient has been directly impacted by lower production levels at the OEMs as a direct result of these disruptions. Supply chains remain fragile and, in the past have led to unplanned downtime at Adient's production facilities, often with very little warning, which created operating inefficiencies and limited Adient's ability to adequately mitigate such inefficiencies. The automotive industry has also experienced a period of significant price volatility (generally resulting in an increase in commodities, energy costs, freight costs, labor costs and other input costs), as well as encountering an environment of unfavorable foreign currency exposures and rising interest rates. The ongoing conflicts in the Middle East and other parts of the world have resulted in higher input costs, specifically higher energy and freight costs. If these conflicts persist or escalate, or if new conflicts arise, Adient's input costs may remain high or may increase even further. This environment of significant price volatility has resulted in, and may continue to result in, increased costs for Adient that may not be, or may only be partially, offset. Adient also experienced constrained labor availability which has resulted in wage
Adient plc | Form 10-K | 13

inflationary pressures, both internally and at key vendors. Adient continues to assess any impact labor shortages and wage inflation might have on Adient's ability to perform its obligations. Although Adient has developed and implemented strategies to mitigate the impact of supply chain disruptions along with the impact of higher input and other costs, these strategies, together with commercial negotiations with Adient's customers and suppliers, typically offset only a portion (less than 100%) of the adverse impact. Additionally, Adient's operating model requires long lead times between the design and development of products and the launch of production. This lead time requires Adient to secure vendor supply well in advance to minimize launch and production inefficiencies. During such lead times, price commitments are subject to change and could lead to an inability of Adient to fully recover all such price changes.

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

Adient's financial performance depends, in part, on conditions in the automotive industry. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. Automakers may experience a decline in the number of new vehicle sales, whether as a result of economic decline, vehicle affordability, disruptions as a result of changes to trade policies, supply chain disruptions and labor shortages, increasing consumer borrowing rates or for various other reasons. Automakers may also become less cost competitive due to rising input costs, such as labor or raw materials, and thereby experience a loss of demand for their products as consumers shift to lower cost options. The Asia region in particular has experienced higher competitive pressures within the automotive industry from local OEMs in China who are penetrating the industry with new product offerings, resulting in market share loss for foreign/luxury OEMs in China. These Chinese OEMs are producing vehicles at lower costs, resulting in pricing pressures on the supply chain base and among automaker competitors. As a result, Adient expects modest margin declines as Adient continues to win new business with local OEMs in China. Adient may also experience reductions in orders from these customers, incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond its current restructuring plans, particularly if any of the automakers cannot adequately fund their operations or experience financial distress. Such adverse changes likely would have a negative impact on Adient's business, financial condition or results of operations. In addition, Adient relies in part on its customers’ forecasting of their expected needs, which forecasts can change rapidly and may not be accurate. Any inaccurate forecast data received by customers could also have an adverse impact on Adient’s results of operations.

Adient tested its goodwill balances for impairment as of September 30, 2026. No impairment was recorded; however, the fair values of both the Americas and Asia reporting units decreased at September 30, 2026 reflecting the uncertainties regarding future production volume growth and overall automotive industry volatility, which caused discounted future cash flows of the reporting units to decrease, and underlies the decrease in the overall market value of Adient’s ordinary shares. The fair values of the Americas and Asia reporting units continue to exceed their carrying values as of September 30, 2026 by appreciably more than 10%. Adient also tested certain customer relationship intangible assets in China as of September 30, 2026 due to the persistent market share losses of certain foreign OEM’s in China. No impairment was recorded as such assets were deemed to be recoverable. In fiscal 2025, as a result of macroeconomic factors impacting Adient and the automotive industry, Adient recorded a $333 million non-cash goodwill impairment due to a decline in the fair value of the EMEA reporting unit as of March 31, 2025. The decrease in EMEA’s fair value was driven by lower forecasted vehicle volumes from weakening consumer demand due in part to vehicle affordability, slower consumer adoption of electric vehicles, overcapacity in the industry resulting in pricing pressure, intensifying competition from Chinese imports and lower exports to China from EMEA as domestic brands expand in China. The Americas and Asia reporting units also showed significant declines in fair value at that time; however, the differences between their fair values and carrying values both modestly exceeded 10% at March 31, 2025. The decrease in Americas' fair value was primarily attributable to the direct and indirect impacts stemming from the imposition of U.S. and foreign tariffs, and the decrease in Asia's fair value was primarily attributable to market share loss for foreign/luxury OEMs in the region combined with modest margin declines as Adient continues to win new business with local OEMs in China. The fair values in both America and Asia reporting units showed higher levels as of September 30, 2025 resulting in greater levels of fair value in excess of carrying values but have since decreased as of September 30, 2026 as result of the ongoing uncertainties facing Adient and the global automotive industry. If future degradation in economic conditions
Adient plc | Form 10-K | 14

occur, Adient’s Americas and Asia reporting units may incur significant impairment of goodwill and if market share losses in China worsen for these foreign OEM’s, Adient’s Asia segment may incur significant impairment of customer relationship intangible assets. Adient may also be required to undertake strategic initiatives to optimize its operations and improve financial results that could increase near-term costs with the intent of providing long-term benefits; however, there would be no certainty that any long-term benefits would be achieved. Adient will continuously assess the changing macroeconomic conditions in all regions including the outlook for consumer demand for vehicles and other factors impacting the region, along with the need for further restructuring actions, all of which impact Adient’s ability to achieve its projected long-term operating performance. Refer to Note 6, “Goodwill and Other Intangible Assets,” of the notes to the consolidated financial statements and “Critical Accounting Estimates and Policies” for additional information.

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

Adient plc | Form 10-K | 15

There are other risks that are inherent in Adient's non-U.S. operations, including the potential for changes in socioeconomic conditions, laws and regulations, including sanctions, import, export, direct and indirect taxes, value-added taxes, labor and environmental laws, and monetary and fiscal policies; protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes; unsettled political conditions or instability; government-imposed plant or other operational shutdowns; backlash from foreign labor organizations related to Adient's restructuring actions; asset freezes and seizures; corruption; natural and man-made disasters; global health epidemics (such as COVID-19); hazards and losses; armed conflict, territorial disputes or acts of aggression in Asia, Middle East, South America, Europe or otherwise; violence, civil and labor unrest; and possible terrorist attacks.

The current conflicts in the Middle East and Iran, as well as the ongoing war in Ukraine, have resulted in significant uncertainty and instability in global vehicle production, supply chains and availability of certain commodities and raw materials. Although Adient has no operations in the Middle East or Ukraine and its operation in Russia has since been disposed, certain of its suppliers as well as customers depend on commodities and other material supplies that originate in the Middle East, Ukraine or Russia. The conflicts have led to increases in the cost of commodities and energy and have the potential for shortages, especially in Europe and Asia. In response to Russia’s invasion in Ukraine, a number of countries, including the United States, the United Kingdom and members of the European Union, have implemented economic sanctions on Russia and certain Russian enterprises including several large banks. If these conflicts continue or expand, it may trigger a series of additional economic or energy market impacts or further sanctions which in turn could further disrupt the global automotive supply chains by limiting supplies of key components or commodities and increasing inflationary pressures. These ongoing conflicts, along with other geopolitical uncertainties, could have broader adverse impacts on macroeconomic factors that impact Adient's business, cash flows, financial condition and results of operations.

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

There is continued uncertainty about the future relationship between the U.S. and various other countries with respect to tariffs, trade policies, government regulations, treaties and trade agreements, including the United States-Mexico-Canada Agreement. Recent changes in U.S. administrative policy have led to significant increases in tariffs on goods imported into the U.S., particularly tariffs on products manufactured in Canada, Europe, Mexico and China. These tariffs, and additional proposed tariffs or other restrictive changes, have resulted, and may further result, in retaliatory trade measures in response to such actions and ongoing uncertainty regarding existing trade agreements, greater restrictions on free trade generally, and prohibitions or restrictions on the import of certain automobiles and components into the U.S., among other possible changes. Further governmental action related to tariffs or international trade agreements, a trade war, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where Adient currently manufactures and sells products, and any resulting negative sentiments towards the U.S. as a result of such changes, would likely have an adverse effect on Adient's business, financial condition or results of operations. To the extent that Adient incurs incremental tariffs, Adient will need to recover such tariffs from its customers, and there is no guarantee such recoveries will occur.

Adient plc | Form 10-K | 16

The regulation of Adient's international operations, and any failure of Adient to comply with those regulations, could adversely affect its business, results of operations and reputation.

Due to Adient's global operations, Adient is subject to many laws governing international relations and its international operations, including laws that prohibit improper payments to government officials and commercial customers and that restrict where Adient can do business, what information or products Adient can import and export to and from certain countries and what information Adient can provide to a non-U.S. government. These laws include but are not limited to the U.S. Foreign Corrupt Practices Act, the Irish Criminal Justice (“Corruption Offences”) Act, the U.K. Bribery Act, the U.S. Export Administration Act and U.S. and international economic sanctions and money laundering regulations. Adient has internal policies and procedures relating to compliance with such laws; however, there is a risk that such policies and procedures will not always protect Adient from the improper acts of employees, agents, joint venture partners, representatives, business partners or suppliers particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Violations of these laws, which are complex, may result in criminal penalties, sanctions and/or fines, and may also result in costly and time-consuming governmental investigations, any or all of which could have an adverse effect on Adient's business, financial condition and results of operations and reputation. In addition, Adient is subject to antitrust laws in various countries throughout the world. Changes in these laws or their interpretation, administration or enforcement may occur over time. Any such changes may limit Adient's future acquisitions, divestitures or operations. Violations of antitrust laws may result in penalties, sanctions and/or fines, and may also result in costly and time-consuming governmental investigations, any or all of which could have an adverse effect on Adient's business, financial condition and results of operations and reputation.

Risks Related to Adient's Operations

Increases in the costs and restrictions on the availability of raw materials, energy, commodities, freight, labor and product components could adversely affect Adient's financial performance.

Raw material, energy, commodity, freight and labor costs can be volatile. Although Adient has developed and implemented strategies to mitigate the impact of higher raw material, energy, commodity, freight and labor costs, these strategies, together with commercial negotiations with Adient's customers and suppliers, may only offset a portion of the adverse impact. Certain of these strategies also may limit Adient's opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities, transportation and product components fluctuates from time to time due to factors outside of Adient's control. Due to a variety of global factors, the automotive industry has experienced, and may continue to experience, supply chain disruptions, mainly from other automotive suppliers, due to production downtime and insufficient availability of raw materials, components and labor. As a result of these disruptions, the automotive industry has seen volatility in the volume of automobile production, which has resulted in, and may continue to result in, decreased sales, without a corresponding decrease in labor costs, for Adient. In addition, the automotive industry has seen periods of price increases for commodities, freight, and energy costs. Adient has also experienced constrained labor availability which has resulted in wage inflationary pressures, both internally and at key vendors. Given the United Auto Workers’ (“UAW”) strategy of targeted strikes, Adient may see increased pressure for wage and benefit increases in the U.S. These increases may continue into the future as demand increases and as supply may remain constrained, which has resulted in, and may continue to result in, increased costs for Adient. If the costs of raw materials, energy, commodities, freight costs, labor costs and product components increase or the availability thereof is restricted, it could adversely affect Adient's financial condition, operating results and cash flows.

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
Adient plc | Form 10-K | 17

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

In order to align Adient's resources with its strategies, operate more efficiently and control costs and to realign its businesses, with customer and market needs and operating conditions, Adient has periodically announced, and in the future may continue to announce, restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. In each of the last eight fiscal years, Adient announced restructurings related to cost reduction initiatives, which included workforce reductions, plant closures and asset impairments. Adient may undertake additional restructuring actions, including plant closures and workforce reductions in the future, particularly in EMEA where Adient is closely monitoring macroeconomic conditions and customer production plans. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned (if at all), and Adient's operations and business may be disrupted, which likely would adversely affect Adient's financial condition, operating results and cash flow. Furthermore, to the extent such initiatives involve workforce changes, such changes may temporarily reduce workforce productivity, which could be disruptive to Adient’s business and adversely affect results of operations.

A failure of Adient's information technology (“IT”) and data security infrastructure or the unsuccessful adoption of new technology such as artificial intelligence could adversely impact Adient's business, operations and reputation.

Adient relies upon the capacity, reliability and security of its IT and data security infrastructure, as well as its ability to expand and continually update this infrastructure in response to the changing needs of its business. Adient’s operations depend on the availability, integrity and resilience of IT and operational technology systems used in its manufacturing, engineering, logistics and administrative activities, as well as interconnected systems and critical technology services operated by its customers, suppliers, sub-suppliers, cloud and housing providers, software and services providers, consultants and other third parties. If Adient experiences a problem with the functioning of an important IT system or a security breach of Adient's IT systems, including a potential ransomware attack, due to failure to timely upgrade systems or during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on Adient's business. Such disruptions could interrupt manufacturing, delay deliveries, disrupt the operations of Adient’s customers or suppliers, or otherwise adversely impact Adient’s ability to conduct its business

Adient and certain of its third-party vendors receive and store personal information in connection with Adient's human resources operations and other aspects of Adient's business. Despite Adient's implementation of security measures, Adient's IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cybersecurity threats and incidents, including ransomware, malware, phishing and social engineering schemes, denial-of-service attacks, supply-chain compromises, and attacks that use AI to increase their automation, targeting or coordination, as well as other similar disruptions. Any system failure, accident or cyber security breach or incident could result in disruptions to Adient's operations. A material network breach in the security of Adient's IT systems could lead to the theft of Adient's intellectual property, trade secrets, customer information, human resources information or other confidential information. To the extent that any disruptions or security breach results in a loss or damage to Adient's data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to Adient's reputation, affect Adient's relationships with its customers and vendors, lead to claims against Adient and ultimately harm its business. In addition, Adient may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Adient is increasingly incorporating automation and AI capabilities into its internal business, manufacturing, engineering and administrative processes and, where applicable, the development of technologies, products and services. AI technology is complex and rapidly evolving, and may subject Adient to significant competitive, legal, regulatory, operational and other risks. The implementation of AI can be costly and there is no guarantee that Adient’s use of AI will enhance its technologies, benefit its business operations, or produce products and services that are preferred by its customers. Adient’s competitors may be more successful in their AI strategy and develop superior products and services with the aid of AI technology. Additionally, AI algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. AI tools may also unintentionally access, process, generate or disclose personal, confidential or proprietary information or intellectual property, and inadequate validation, monitoring, access controls, governance or human
Adient plc | Form 10-K | 19

oversight could increase the likelihood or severity of inaccurate, biased of otherwise harmful outcomes. This may give rise to legal liability, reputational damage, and materially harm Adient’s business. The use of AI in the development of Adient’s products and services could also cause loss of intellectual property, as well as subject it to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. Additionally, market adoption of AI technology could be impaired by ethical and other issues inherent in the technology, which could impair demand for Adient’s products and services. Furthermore, the U.S. and other countries may adopt laws and regulations related to AI. Such laws and regulations could cause Adient to incur greater compliance costs and limit the use of AI in the development of its products and services. Any failure or perceived failure by Adient to comply with such regulatory requirements could subject Adient to legal liabilities, reputational damage, or otherwise have a material and adverse impact on Adient’s business.

Negative or unexpected tax consequences could adversely affect Adient's results of operations and cash flows.

Adverse changes in the underlying profitability and financial outlook of Adient’s operations in several jurisdictions could result in changes to Adient’s valuation allowances against deferred tax assets and other tax reserves reflected on Adient’s statements of financial position. Additionally, changes in tax laws in Ireland, the U.S. or other countries where Adient has significant operations could materially affect the deferred tax assets and liabilities on Adient’s statements of financial position and the income tax provision on Adient’s statements of income (loss).

Adient is also subject to audits of direct and indirect taxes by governmental authorities worldwide. Taxing authorities may propose assessments, including interest related to income taxes and transaction taxes such as Value Added Tax (“VAT”). Adient has recently experienced more extensive inquiries and negotiations with taxing authorities, which have required additional management attention and increased the uncertainty regarding tax-audit outcomes. Adverse or unexpected outcomes from other tax audits and related inquiries could differ materially from amounts accrued and could adversely affect Adient’s results of operations and cash flows.

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
Adient plc | Form 10-K | 20

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

Adient plc | Form 10-K | 21

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

As of September 30, 2026, Adient's total consolidated indebtedness approximated $2.4 billion. This significant amount of debt could potentially have adverse consequences to Adient and its debt and equity investors, including:

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

Adient plc | Form 10-K | 22

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

While Adient supplies parts for a wide variety of vehicles produced globally, Adient does not supply parts for all vehicles produced, nor is the number or value of parts evenly distributed among the vehicles for which Adient does supply parts. Shifts in market shares among vehicles or vehicle segments, including as a result of the autonomous vehicle market, particularly shifts away from vehicles on which Adient has significant content and shifts away from vehicle segments in which Adient's sales may be more heavily concentrated, could have an adverse effect on Adient's profitability. Similarly, certain vehicles or vehicle segments Adient supplies may be disproportionately impacted by overall industry disruptions such that Adient’s sales may be adversely affected relative to the industry in general or Adient’s competitors, which could have a negative effect on Adient’s business. Increases in energy costs or other factors (e.g., climate change concerns) may also shift consumer demand away from motor vehicles that typically have higher interior content that Adient supplies, such as light trucks, crossover vehicles, minivans and sports utility vehicles, to smaller vehicles having less interior content. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which Adient is a significant supplier could reduce Adient's sales and harm Adient's profitability, thereby adversely affecting Adient's results of operations.

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

Adient plc | Form 10-K | 23

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
Adient plc | Form 10-K | 24

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

Adient’s effective tax rate could fluctuate materially as a result of changes in tax laws, the earnings mix and other factors.

Changes in tax laws are among the factors that could impact Adient’s effective tax rate. The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”) and governmental authorities in jurisdictions where Adient and its affiliates do business continue to focus on the taxation of multinational corporations, including base erosion and profit shifting. Tax laws in the U.S. and other countries in which Adient and its affiliates do business could change on a prospective or retroactive basis, and such changes could adversely affect Adient’s effective tax rate.

In 2021, the OECD released a framework for reforming international tax rules, including Pillar Two, which is designed to establish a 15% global minimum corporate tax rate. Ireland has enacted legislation implementing Pillar Two, which became applicable to Adient beginning in fiscal 2025. Other countries in which Adient does business have adopted or may adopt similar measures. The OECD and relevant jurisdictions continue to release guidance regarding these rules, and Adient continues to evaluate the effect on its financial position. Pillar Two is not currently expected to materially affect Adient’s effective tax rate or cash flows. However, additional legislation or guidance could change that assessment.

Tax proposals in jurisdictions where Adient operates may seek to broaden the tax base, prevent base erosion or profit shifting, align with global minimum tax standards, enhance compliance, establish new taxes or limit deductions. If enacted, such proposals could adversely affect Adient’s effective tax rate.

Adient currently incurs losses in certain countries for which it does not receive a financial statement benefit and operates in countries with different statutory tax rates. Consequently, changes in the mix and source of earnings among countries could materially affect Adient’s overall effective tax rate.

Adient's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes may be limited, which could adversely impact its business, financial condition, operating results, and cash flows.

Under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), as amended, if Adient undergoes an “ownership change,” its ability to use pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset post-change income and taxes may be limited in the U.S. In general, an “ownership change” occurs if the cumulative change in Adient’s ownership by “5% shareholders” exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. If Adient experiences an ownership change as a result of future transactions in its ordinary shares, its ability to use U.S. net operating loss carryforwards and other tax assets to offset future taxable income and taxes may be limited, which could adversely affect its business, financial condition, results of operations and cash flows.

In November 2026, Adient’s Board of Directors approved and adopted a Tax Benefits Preservation Plan in an effort to help preserve the value of Adient’s U.S. net operating loss carryforwards and other tax assets. The Board of Directors authorized and directed the issuance of one Right (a “Right”) for each outstanding ordinary share, par value $0.001 per share, of Adient held of record at the close of business on November 16, 2026, or issued thereafter pursuant to the terms of the Tax Benefits Preservation Plan, dated November 4, 2026 (the “NOL Plan”), between Adient and Broadridge Corporate Issuer Solutions, LLC, as rights agent. The NOL Plan is designed to reduce the risk of substantial impairment of Adient’s ability to use its U.S.
Adient plc | Form 10-K | 25

net operating loss carryforwards and other tax assets that could result if Adient experiences an “ownership change” for U.S. federal income tax purposes. Although the NOL Plan is designed to reduce this risk, there can be no assurance that Adient will not experience such an “ownership change” or that Adient will otherwise be able to utilize, in whole or in part, its U.S. net operating loss carryforwards and other tax assets.

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

Changes in U.S. tax law could affect Adient’s status as a foreign corporation for U.S. federal tax purposes.

Under current U.S. tax law, Adient is characterized as a foreign corporation for U.S. federal tax purposes, and Section 7874 does not apply to Adient or its affiliates as a result of Adient’s 2016 separation from Johnson Controls International plc (the “Former Parent”). Changes to Section 7874, the related Treasury Regulations or other laws could adversely affect Adient’s or its affiliates’ status as foreign corporations, the ability of Adient’s U.S. affiliates to use certain tax attributes or deductions, and the Adient group’s effective tax rate. Such changes could apply prospectively or retroactively and could result in substantially greater U.S. tax liabilities than currently contemplated.

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

Certain provisions in Adient's articles of association and the NOL Plan, among other things, could prevent or delay an acquisition of Adient, which could decrease the trading price of Adient ordinary shares.

Adient’s articles of association include measures that may be found in the charters of U.S. companies and that could have the effect of deterring coercive takeover practices, inadequate takeover bids and unsolicited offers. These provisions include, among others: (i) the power for the Board of Directors to issue and allot preferred shares or implement a shareholder rights plan without shareholder approval in certain circumstances; (ii) a provision similar to Section 203 of the Delaware General Corporation Law, which provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding ordinary shares of Adient shall not engage in any business combination with Adient, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15 percent of Adient's outstanding ordinary shares; (iii) rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings; and (iv) the ability of the Board of Directors to fill vacancies on the Board in certain circumstances.

As described above, Adient entered into the NOL Plan on November 4, 2026 for an initial 12-month term in an effort to help preserve the value of Adient’s U.S. net operating loss carryforwards and other tax assets. Until its expiration, the NOL Plan could make it more difficult for a person or group to acquire a majority of the outstanding ordinary shares of Adient, and could otherwise prevent or delay an acquisition of Adient. The NOL Plan may deter a potential acquirer from pursuing any acquisition of Adient at all. As a result, either by operation of the NOL Plan or by its potential deterrent effect, an acquisition of Adient that Adient shareholders may consider in their best interests may not occur and could adversely affect the market price of Adient’s ordinary shares.
Adient plc | Form 10-K | 26

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

Risk Assessment

Adient’s IT compliance team conducts regular risk assessments and related testing for software applications, networks and other asset vulnerabilities, including cybersecurity. Adient’s internal audit function performs an independent risk assessment, including cyber risks, to determine its annual audit plan. The IT management team also conducts cyber maturity self-assessments annually, whereby risk owners are responsible to further assess and remediate, as applicable. Assessment risks are gauged on their potential impact and likelihood. Adient documents and monitors the efficacy of its strategic interventions designed to minimize these risks, ensuring robust and proactive risk management. Separately, Adient applies a risk-based approach for suppliers, by conducting risk reviews, directing surveys, and requiring adherence to its Global Supplier Standards Manual. Adient’s third-party risk assessment process is intended to equip leadership with an objective analysis of security risk for more informed decision making and enhanced organizational resilience.

Risk Identification

Potential malicious threats are identified through both internal and external resources and tools including, but not limited to, software information and event management software (“SIEM”), endpoint detection (“EDR”), threat intelligence services,
Adient plc | Form 10-K | 27

network and cloud monitoring. In addition, cybersecurity risks identified through external audits, customer audits, third-party monitoring services and industry benchmarking are reviewed for likelihood and impact and addressed accordingly.

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

For the year ended September 30, 2026, Adient did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect Adient’s business strategy, results of operations, or financial condition. For further information about the risks associated with cybersecurity incidents, refer to the cybersecurity risk factor in Item 1A, “Risk Factors” in this Form 10-K.

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

Adient employs advanced detection tools to continuously track cybersecurity threats and incidents. Upon identifying potential risks, Adient swiftly implements mitigation and remediation measures. Subsequently, pertinent threats are reported to Adient’s executive leadership team.

Adient follows its cybersecurity incident response policy which outlines roles, identifies incident categories, severity levels, response activities and communication protocols that leverages the National Institute of Standards and Technology (“NIST”) and ISO27001 frameworks.

Board Oversight

Adient’s Board of Directors has delegated cybersecurity risk oversight through the Audit Committee. The Chief Information Officer and Chief Information Security Officer regularly update the Audit Committee regarding cybersecurity programs, risks and significant incidents. The Board of Directors receives a summary of cybersecurity matters in connection with regular reports from the Audit Committee. Cybersecurity risks are also considered by the Audit Committee and the full Board of Directors as part of the annual enterprise risk management (“ERM”) process and the annual internal audit plan, which is reviewed and approved by the Audit Committee.

Management Expertise

Adient’s Chief Information Security Officer has over 30 years of experience in IT with a focus on cybersecurity for the past 25 years, reporting into Adient’s Chief Information Officer, who has over 30 years of IT related experience and who further reports into Adient’s Executive Vice President of Global IT & Business Services and Sustainability as well as the senior executive team and the Audit Committee and the Board, as necessary.

Adient plc | Form 10-K | 28

Item 2. Properties
The following table sets forth Adient's principal owned and leased facilities as of September 30, 2026.

	Number of Locations
	Operations			Administrative
	Owned	Leased	Total	Owned	Leased	Total
United States	16	10	26	2	1	3
Mexico	8	12	20	1	1	2
Germany	4	9	13	1	6	7
Thailand	3	7	10	—	—	—
China	5	25	30	—	3	3
Czech Republic	3	4	7	—	1	1
Japan	5	2	7	2	1	3
Other EMEA	27	21	48	—	9	9
Other Asia	4	16	20	—	4	4
Other Americas	7	1	8	—	—	—
	82	107	189	6	26	32
Adient considers its facilities suitable and adequate for the purposes for which they are used and does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Part II, Item 8 of this Annual Report on Form 10-K in Note 8, “Leases,” of the notes to consolidated financial statements for information regarding lease commitments.

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
Holders
As of September 30, 2026, there were 20,828 shareholders of record.
Dividends
Adient currently does not pay any cash dividends. Any future cash dividends will be at the discretion of the Board of Directors and will depend upon Adient's financial condition, results of operations, capital requirements, alternative uses of capital and other factors the Board of Directors may consider at its discretion. In addition, under Irish law, dividends and distributions (including the payment of cash dividends or share repurchases) may be made only from “distributable reserves” on Adient's unconsolidated balance sheet prepared in accordance with the Irish Companies Act 2014. In addition, no distribution or dividend may be paid or made by Adient unless the net assets of Adient are equal to, or exceed, the aggregate of Adient's share capital that has been paid up or that is payable in the future plus non-distributable reserves, and the distribution does not reduce Adient's net assets below such aggregate.
Recent Sales of Unregistered Equity Securities
None.
Repurchases of Equity Securities
In November 2022, Adient’s Board of Directors authorized the repurchase of Adient’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. From fiscal 2023 through fiscal 2025, Adient repurchased and immediately retired a total of 17,297,377 ordinary shares. The aggregate amount of cash paid to repurchase the shares was $465 million all of which had been spent through September 30, 2025. During fiscal 2026, Adient repurchased and immediately retired 4,877,462 of its ordinary shares at an average purchase price per share of $20.50, for an aggregate amount of cash paid of $100 million. As of September 30, 2026, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $35 million. In November 2026, the Board voted to increase the repurchase authorization by $400 million, bringing the total authorization to $1 billion with no expiration date. The remaining aggregate amount of authorization remaining under the share repurchase authorization is $435 million.

Share repurchase activity during the three months ended September 30, 2026 was as follows:

Periods	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)(1)
July 1 to July 31, 2026	—	$—	—	$80
August 1 to August 31, 2026	2,047,093	19.54	2,047,093	40
September 1 to September 30, 2026	263,676	18.96	263,676	35
	2,310,769	$19.47	2,310,769	$35

Adient plc | Form 10-K | 30

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
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for Adient’s ordinary shares, the Standard & Poor’s 500 Index, the Dow Jones US Auto Parts Index and a peer group for September 30, 2021 through September 30, 2026. The graph assumes the value of the investment in Adient's ordinary shares and each index was $100 on September 30, 2021, and that all dividends were reinvested. Historic stock price performance is not necessarily indicative of future stock price performance. Adient selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. The new peer group referenced in the graph below consists of Aptiv PLC, Autoliv, Inc., BorgWarner, Inc., Dana Inc., Dauch Corporation, The Goodyear Tire & Rubber Company, Lear Corporation, Garrett Motion Inc., Magna International Inc., PHINIA Inc. and Visteon Corporation. The old peer group consisted of Autoliv, Inc., BorgWarner, Inc., Cooper-Standard Holding, Inc., Forvia SE, The Goodyear Tire & Rubber Company, Huayu Automotive Systems Co. Ltd., Lear Corporation, Magna International Inc., and Toyota Boshoku Corporation. The change in peer group was made to be consistent with the peer group that Adient uses for the pay-versus-performance disclosures in the definitive Proxy Statement.

Comparison of 5 Year Cumulative Total Return*
Among Adient plc, the S&P 500 index, the Dow Jones US Auto Parts Index, and Peer Groups

200
150
100
50
0
Sep 2021
Sep 2022
Sep 2023
Sep 2024
Sep 2025
Sep 2026
Adient plc
S&P 500
Dow Jones US Auto Parts
Old Peer Group
New Peer Group

*$100 invested on 9/30/21 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026.
Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.
Index Data: Copyright Dow Jones, Inc. Used with permission. All rights reserved.

	Sep/2021	Sep/2022	Sep/2023	Sep/2024	Sep/2025	Sep/2026
Adient plc	$100	$67	$89	$54	$58	$41
S&P 500	$100	$85	$103	$140	$165	$191
Dow Jones US Auto Parts	$100	$71	$85	$71	$79	$72
New Peer Group	$100	$64	$81	$66	$81	$84
Old Peer Group	$100	$66	$88	$76	$92	$103

Adient plc | Form 10-K | 31

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

Adient plc | Form 10-K | 32

Adient designs, manufactures and markets a full range of seating systems and components for passenger cars, commercial vehicles and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Adient operates approximately 190 wholly- and majority-owned manufacturing, assembly or sequencing facilities, with operations in 27 countries. Additionally, Adient has partially-owned affiliates in China, Asia and Europe. Through its global footprint and vertical integration, Adient leverages its capabilities to drive growth in the automotive seating industry.

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

Factors Affecting Adient’s Operating Environment

Adient, along with the automotive industry, continues to face a dynamic environment related to future production volume and higher input costs. This dynamic environment is the result of a combination of factors experienced over the recent past including the impact of higher energy, freight and other input costs resulting from the conflicts in the Middle East and other parts of the world, weak consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest margin declines as Adient continues to win new business with local OEMs in China, lower exports from Asia due to the Middle East conflict, intensifying global competition from Chinese exports, lower exports to China from EMEA as domestic brands expand in China, overcapacity in the EMEA reporting unit resulting in pricing pressure, continued disruptions caused by slower EV adoption rates, and interruptions from other suppliers due to production downtime and shortages of critical components or raw materials. Adient has also been experiencing more extensive inquiries and negotiations with taxing authorities, resulting in higher levels of uncertainty on tax assessment outcomes. These factors may continue to negatively impact Adient’s results in the foreseeable future. Adient also actively manages developments associated with U.S. and foreign tariff policies, including the Supreme Court decision related to tariffs issued under the International Emergency Economics Powers Act (“IEEPA”) in the U.S. Adient began filing for refunds in the third quarter and started collecting refunds in the fourth quarter of fiscal 2026 from the U.S. government stemming from the Supreme Court decision to nullify tariffs issued under IEEPA. A large portion of the refunds is expected to be passed on to Adient's customers to the extent Adient had previously collected such tariff reimbursements under separate agreements with its customers. The net benefit to Adient’s results of operations as a result of these IEEPA refunds is immaterial, but Adient has benefited from the non-recurring positive cash flow from the refunds received in the fourth quarter of fiscal 2026. Refer to the consolidated results of operations and segment analysis discussion below for additional information on the impacts of these items on Adient's results.

Global Automotive Industry

Adient conducts its business globally in the automotive industry, which is highly competitive and sensitive to economic, political and social factors in the various regions. During fiscal 2026, global light vehicle production remained consistent, driven by improved vehicle sales and stronger export activity in Asia, offset by reduced production volumes in China, EMEA and North America. The current operating environment varies by region, being impacted by a variety of factors including weak consumer demand due to new vehicle affordability and high interest rates along with slower electric vehicle adoption rates.

Adient plc | Form 10-K | 33

Light vehicle production levels by geographic region are provided below:

	Light Vehicle Production
(units in millions)	2026	Change	2025	Change	2024
Global	92.6	—%	92.6	3.6%	89.4
North America	15.1	-1.3%	15.3	-1.9%	15.6
South America	3.2	3.2%	3.1	10.7%	2.8
EMEA	18.3	-1.6%	18.6	6.3%	17.5
China	31.8	-2.8%	32.7	10.8%	29.5
Asia, excluding China	24.2	5.7%	22.9	-4.6%	24.0

Source: Mobility Global, October 2026

Financial Results Summary

Significant aspects of Adient's financial results for fiscal 2026 include the following:

•Adient recorded net sales of $15,168 million for fiscal 2026, representing an increase of $633 million, or 4.4%, when compared to fiscal 2025. The increase in net sales is primarily attributable to the favorable impact of foreign currencies, higher overall production volumes largely in Americas and Asia, partially offset by lower volumes in EMEA and the net favorable impact of commercial pricing adjustments.

•Gross profit was $958 million, or 6.3% of net sales, for fiscal 2026 compared to $961 million, or 6.6% of net sales for fiscal 2025. Gross profit was impacted by unfavorable volume/mix, partially offset by favorable net operating performance and the favorable impact of foreign currencies.

•Equity income was $80 million for fiscal 2026, compared to $68 million for fiscal 2025. The increase is due primarily to favorable operating performance at affiliates in Asia, prior year restructuring charges recorded by certain of Adient's affiliates, partially offset by unfavorable production volumes at affiliates and a prior year gain on sale of an affiliate.

•Net loss attributable to Adient was $17 million for fiscal 2026, compared to net loss attributable to Adient of $281 million for fiscal 2025. The lower net loss in fiscal 2026 is primarily attributable to the $333 million non-cash goodwill impairment charge recorded in the EMEA segment in fiscal 2025, favorable net operating performance including favorable material costs, pension income and the favorable impact of foreign currencies, partially offset by unfavorable production volume/mix, higher SG&A expenses and higher net financing charges.

Adient plc | Form 10-K | 34

Consolidated Results of Operations

	Year Ended September 30,
(in millions)	2026	Change	2025	Change	2024
Net sales	$15,168	4%	$14,535	(1)%	$14,688
Cost of sales	14,210	5%	13,574	(1)%	13,760
Gross profit	958	—%	961	4%	928
Selling, general and administrative expenses	555	6%	522	3%	507
Restructuring and impairment costs	108	(72)%	392	>100%	168
Equity income	80	18%	68	(24)%	90
Earnings before interest and income taxes	375	>100%	115	(66)%	343
Net financing charges	206	7%	193	2%	189
Other pension expense (income)	(11)	>(100%)	10	(52)%	21
Income (loss) before income taxes	180	>100%	(88)	>(100%)	133
Income tax provision	115	12%	103	>100%	32
Net income (loss)	65	>100%	(191)	>(100%)	101
Income attributable to noncontrolling interests	82	(9)%	90	8%	83
Net income (loss) attributable to Adient	$(17)	94%	$(281)	>(100%)	$18

Net Sales

	Year Ended September 30,
(in millions)	2026	Change	2025	Change	2024
Net sales	$15,168	4%	$14,535	(1)%	$14,688

Net sales increased by $633 million, or 4%, during fiscal 2026 as compared to fiscal 2025 due to the favorable impact of foreign currencies ($292 million), higher production volumes in Americas and Asia, partially offset by lower production volumes in EMEA as a result of weak customer demand ($135 million) and the net favorable impact of commercial pricing adjustments, net of the reduction in net sales resulting from amounts expected to be passed on to Adient's customers related to IEEPA tariff refunds ($206 million).

Net sales decreased by $153 million, or 1%, during fiscal 2025 as compared to fiscal 2024 due to lower overall production volumes in EMEA as a result of weak customer demand, net of higher production volumes in Americas and Asia ($225 million) and unfavorable material economics recoveries ($59 million), partially offset by the favorable impact of foreign currencies ($104 million) and favorable commercial pricing adjustments which includes $28 million related to tariff recoveries ($27 million).

Refer to the segment analysis below for a discussion of segment net sales.

Adient plc | Form 10-K | 35

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2026	Change	2025	Change	2024
Cost of sales	$14,210	5%	$13,574	(1)%	$13,760
Gross profit	958	—%	961	4%	928
% of sales	6.3%		6.6%		6.3%

Cost of sales increased by $636 million, or 5%, and gross profit decreased by $3 million, less than 1%, during fiscal 2026 as compared to fiscal 2025. The year-over-year increase in cost of sales was primarily due to the impact of higher production volumes and unfavorable product mix in Americas and Asia, partially offset by lower production volumes in EMEA as a result of weak customer demand ($207 million), the unfavorable impact of foreign currencies ($275 million) and unfavorable net operating performance mainly driven by higher freight and launch costs as well as unfavorable material costs largely driven by the impact of the Middle East conflict, net of the impact of IEEPA tariff refunds ($154 million). Gross profit for fiscal 2026 was impacted by unfavorable volume and unfavorable product mix, partially offset by net operating performance including the impact of favorable commercial actions and favorable material costs and the favorable impact of foreign currencies.

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

Refer to the segment analysis below for a discussion of segment profitability.

Selling, General and Administrative Expenses (“SG&A”)

	Year Ended September 30,
(in millions)	2026	Change	2025	Change	2024
Selling, general and administrative expenses	$555	6%	$522	3%	$507
% of sales	3.7%		3.6%		3.5%

SG&A increased by $33 million, or 6%, during fiscal 2026 as compared to fiscal 2025 due to higher compensation expense including equity and performance-based incentive compensation costs ($35 million), lower amounts of gains on sales of facilities in the current year ($21 million) and the unfavorable impact of foreign currencies ($16 million), partially offset by lower net engineering and other administrative spending ($28 million) and third-party consulting costs associated with strategic planning in the previous year and other non-recurring items ($11 million).

SG&A expenses increased by $15 million, or 3%, during fiscal 2025 as compared to fiscal 2024. The year over year increase in SG&A was primarily due to higher compensation expense including the impact of austerity measures in fiscal 2024 ($21 million), third-party consulting costs associated with strategic planning ($9 million), higher net engineering and other administrative spending ($8 million) and the unfavorable impact of foreign currencies ($2 million), partially offset by the higher level of gains on the sale of assets ($13 million), the non-recurrence of a one-time loss on business divestiture in fiscal 2024 ($8 million), lower depreciation and amortization expense ($2 million) and other non-recurring items ($2 million).

Refer to the segment analysis below for a discussion of segment profitability.

Adient plc | Form 10-K | 36

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2026	Change	2025	Change	2024
Restructuring and impairment costs	$108	(72)%	$392	>100%	$168

Restructuring and impairment costs were lower by $284 million during fiscal 2026 due primarily to a prior-year $333 million impairment charge relating to EMEA's goodwill and a prior-year $10 million impairment loss recorded on the Adient Aerospace investment, partially offset by higher levels of restructuring charges recorded primarily in EMEA in fiscal 2026 in response to structural changes occurring in the European automotive market and to ensure Adient maintains a competitive cost structure by reducing labor costs and increasing efficiencies.

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

Equity Income

	Year Ended September 30,
(in millions)	2026	Change	2025	Change	2024
Equity income	$80	18%	$68	(24)%	$90

Equity income was $80 million for fiscal 2026, compared to $68 million for fiscal 2025. The increase is primarily attributable to favorable operating performance at partially-owned affiliates ($18 million), a lower level of restructuring charges related to certain of Adient's investment in non-consolidated affiliates ($4 million) and the favorable impact of foreign currencies ($1 million), partially offset by unfavorable production volumes at partially-owned affiliates ($7 million) and a one-time gain on the sale of Setex during fiscal 2025 ($4 million).

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

Net Financing Charges

	Year Ended September 30,
(in millions)	2026	Change	2025	Change	2024
Net financing charges	$206	7%	$193	2%	$189

Adient plc | Form 10-K | 37

Net financing charges increased by $13 million during fiscal 2026 as compared to fiscal 2025 primarily due to one-time financing costs related to the repurchase of debt. Net financing charges increased by $4 million during fiscal 2025 as compared to fiscal 2024 due primarily to higher interest rates and a one-time accelerated-deferred financing fee charge associated with early redemption of the 4.875% senior unsecured notes during fiscal 2025.

Refer to Note 9, “Debt and Financing Arrangements,” of the notes to the consolidated financial statements for information related to the components of Adient's net financing charges.

Other Pension Expense

	Year Ended September 30,
(in millions)	2026	Change	2025	Change	2024
Other pension expense (income)	$(11)	>(100%)	$10	(52)%	$21

Other pension expense consists of mark-to-market, curtailment and settlement adjustments, and non-service components of net periodic pension costs of Adient's retirement plans. Other pension income was $11 million in fiscal 2026 as compared to other pension expense of $10 million in fiscal 2025. Other pension income was due primarily to $10 million mark-to-market gain in fiscal 2026 compared to $3 million mark-to-market loss in fiscal 2025 mainly due to higher overall discount rates and a $5 million curtailment gain in fiscal 2026 primarily associated with employee termination benefit plans in the Americas segment.

Other pension expense was lower by $11 million in fiscal 2025 as compared to fiscal 2024 due primarily to a $3 million current year mark-to-market loss (compared to a $13 million loss in fiscal 2024).

Refer to Note 14, “Retirement Plans,” of the notes to the consolidated financial statements for information related to the components of Adient's net periodic pension costs.

Income Tax Provision

	Year Ended September 30,
(in millions)	2026	Change	2025	Change	2024
Income tax provision	$115	12%	$103	>100%	$32

The fiscal 2026 income tax expense of $115 million was higher than the Irish statutory rate of 12.5% primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and the establishment of uncertain tax positions as a result of initiating a foreign tax audit settlement, partially offset by tax benefits related to audit closures, statute expirations, restructuring initiatives, and a transfer of intellectual property rights between subsidiaries in different tax jurisdictions.

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

As a result of Adient's fiscal 2026 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient established and released valuation allowances on certain deferred tax assets at various subsidiaries, which did not have a material impact on Adient’s financial statements either individually or in the aggregate. Adient continues to record valuation allowances on certain deferred tax assets in Germany, Hungary, Luxembourg, Mexico, Poland, Spain, the United Kingdom, the U.S. and other jurisdictions as it remains more likely than not that they will not be realized.

Given current earnings and anticipated future earnings at certain subsidiaries, Adient believes that there is a possibility that sufficient positive evidence may become available that would allow the release of all, or a portion of, valuation allowances at
Adient plc | Form 10-K | 38

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

Adient is subject to income taxes in Ireland, the U.S. and other non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of Adient's business, there are many transactions and calculations where the ultimate tax determination is uncertain. Adient's income tax returns for various fiscal years remain under audit by the respective tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year..

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

Refer to Note 16, “Income Taxes,” of the notes to the consolidated financial statements for more information.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2026	Change	2025	Change	2024
Income attributable to noncontrolling interests	$82	(9)%	$90	8%	$83

The decrease in income attributable to noncontrolling interests during fiscal 2026 compared to fiscal 2025 is primarily attributable to lower production volumes and unfavorable operating performance at certain consolidated joint ventures in Asia.

Adient plc | Form 10-K | 39

The increase in income attributable to noncontrolling interests in fiscal 2025 as compared to fiscal 2024 is primarily attributable to higher production volumes at certain affiliates primarily in Americas and Asia, partially offset by a $5 million adjustment to increase income attributable to noncontrolling interest recorded in fiscal 2024 related to a prior period.

Net Income (Loss) Attributable to Adient

	Year Ended September 30,
(in millions)	2026	Change	2025	Change	2024
Net income (loss) attributable to Adient	$(17)	94%	$(281)	>(100%)	$18

Net loss attributable to Adient was $17 million for fiscal 2026, compared to a loss of $281 million for fiscal 2025. The lower net loss in fiscal 2026 is primarily attributable to a $333 million non-cash goodwill impairment charge relating to the EMEA reporting unit in the previous year, favorable net operating performance including favorable material costs, pension income and the favorable impact of foreign currencies, partially offset by unfavorable volume/mix, higher SG&A expenses mainly driven by higher compensation expense including equity and performance-based incentive compensation costs and higher net financing charges due to financing costs related to the repurchase of debt.

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

Comprehensive Income (Loss) Attributable to Adient

	Year Ended September 30,
(in millions)	2026	Change	2025	Change	2024
Comprehensive income (loss) attributable to Adient	$(56)	78%	$(256)	>(100%)	$167

Comprehensive loss attributable to Adient was $56 million in fiscal 2026 compared to $256 million of comprehensive loss in fiscal 2025. The lower comprehensive loss attributable to Adient is due primarily to net income during fiscal 2026 compared to a net loss during fiscal 2025 ($256 million), the unfavorable impact of foreign currency translation adjustments in fiscal 2025 ($13 million) and lower comprehensive income attributable to noncontrolling interests ($2 million), partially offset by realized and unrealized losses on derivatives during fiscal 2026 compared to realized and realized gains on derivatives during fiscal 2025 ($71 million).

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

Segment Analysis

Adient manages its business on a geographic basis and operates in the following three reportable segments for financial reporting purposes: 1) Americas, which is inclusive of North America and South America; 2) Europe, the Middle East, and Africa (“EMEA”) and 3) Asia Pacific/China (“Asia”).

Adient evaluates the performance of its reportable segments using an adjusted EBITDA metric defined as income (loss) before income taxes and noncontrolling interests, excluding net financing charges, restructuring and impairment costs, restructuring-
Adient plc | Form 10-K | 40

related costs, net mark-to-market adjustments on pension plans, transaction gains/losses, purchase accounting amortization, depreciation, stock-based compensation and other non-recurring items. Also, certain corporate-related costs are not allocated to the segments. The reportable segments are consistent with how management views the markets served by Adient and reflect the financial information that is reviewed by its chief operating decision maker. Refer to the “Factors Affecting Adient’s Operating Environment” included above in Item 7 within the Management’s Discussion and Analysis section for more information on the factors that have impacted Adient’s fiscal 2026 financial results and that are expected to continue to impact Adient’s financial results in fiscal 2027.

The following table summarizes net sales and adjusted EBITDA by reportable segment for fiscal 2026, 2025 and 2024:

(in millions)	Americas	EMEA	Asia	Corporate/Eliminations	Consolidated

Fiscal 2026
Net sales	$7,369	$4,742	$3,148	$(91)	$15,168
Adjusted EBITDA	$399	$125	$450	$(90)	$884

Fiscal 2025
Net sales	$6,856	$4,773	$2,983	$(77)	$14,535
Adjusted EBITDA	$402	$124	$440	$(85)	$881

Fiscal 2024
Net sales	$6,763	$5,029	$2,989	$(93)	$14,688
Adjusted EBITDA	$375	$155	$439	$(89)	$880

The following is a reconciliation of Adient's reportable segments' adjusted EBITDA to income (loss) before income taxes:

	Year Ended September 30,
(in millions)	2026	2025	2024
Adjusted EBITDA
Americas	$399	$402	$375
EMEA	125	124	155
Asia	450	440	439
Subtotal	974	966	969
Corporate-related costs (1)	(90)	(85)	(89)
Restructuring and impairment costs (2)	(108)	(392)	(168)
Purchase accounting amortization (3)	(47)	(47)	(48)
Restructuring-related charges (4)	(30)	(11)	—
Gain (loss) on disposal transactions (5)	—	4	(7)
Depreciation	(286)	(279)	(285)
Equity based compensation (6)	(34)	(32)	(31)
Other items (7)	(4)	(9)	2
Earnings before interest and income taxes	375	115	343
Net financing charges	(206)	(193)	(189)
Other pension income (expense)	11	(10)	(21)
Income (loss) before income taxes	$180	$(88)	$133

Notes:
(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

Adient plc | Form 10-K | 41

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

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities. Fiscal 2026 includes $25 million in restructuring-related charges primarily recorded in cost of sales, $2 million in SG&A and $3 million of restructuring charges at partially-owned affiliates recorded within equity income. Fiscal 2025 includes $29 million of restructuring-related charges primarily recorded in cost of sales and $5 million of restructuring-related charges at a partially-owned affiliate recorded within equity income, partially offset by a $23 million gain on the sales of restructured facilities across all segments recorded in SG&A. Fiscal 2024 includes a $10 million gain on sale of a restructured facility in Americas recorded in SG&A, offset by $10 million in restructuring-related charges primarily recorded in cost of sales.

(5) Fiscal 2025 reflects a $4 million gain on sale of Adient's partially-owned investment in Setex recorded within equity income. Fiscal 2024 reflects an $8 million loss on sale of 51% of Adient's interest in LFADNT recorded in SG&A (as described in Note 3, “Acquisitions and Divestitures,” of the notes to consolidated financial statements), partially offset by a $1 million gain on sale of a nonconsolidated partially-owned affiliate recorded in equity income.

(6) Fiscal 2024 includes a $5 million adjustment to increase equity-based compensation expense related to a retired executive's equity awards that should have been recognized in periods prior to fiscal 2024 recorded in SG&A.

(7) Other items include non-recurring, one-time items such as transaction related costs and non-recurring gains/losses on unusual contract settlements.

Americas

	Year Ended September 30,
(in millions)	2026	Change	2025	Change	2024
Net sales	$7,369	7%	$6,856	1%	$6,763
Adjusted EBITDA	$399	(1)%	$402	7%	$375

Net sales increased in fiscal 2026 by $513 million due to higher production volumes ($302 million), net favorable commercial pricing adjustments, net of the reduction in net sales resulting from amounts expected to be passed on to Adient's customers related to IEEPA tariff refunds ($191 million) and the favorable impact of foreign currencies ($20 million).

Net sales increased in fiscal 2025 by $93 million due to higher current year production volumes and mix due in part to achieving run rate production levels on fiscal 2024 program launches ($80 million) and net favorable commercial pricing adjustments including the favorable impact of $28 million related to tariff cost recoveries ($69 million), partially offset by unfavorable material economics recoveries ($33 million) and the unfavorable impact of foreign currencies ($23 million).

Adjusted EBITDA decreased in fiscal 2026 by $3 million due to higher SG&A and engineering expenses primarily related to higher compensation expenses ($17 million) and lower equity income ($1 million), partially offset by favorable production volumes/mix ($9 million), the favorable impact of foreign currencies ($4 million) and favorable net operating performance ($2 million). Net operating performance was slightly favorable year-over-year, despite being impacted by certain temporary headwinds such as higher input costs (driven by the Middle East conflict), customer and vendor operating inefficiencies and higher program launch costs to support future growth. These temporary headwinds were offset by favorable customer pricing and the net benefit of IEEPA tariff refunds.

Adjusted EBITDA increased in fiscal 2025 by $27 million due to net favorable commercial and supplier pricing adjustments including the impact of $28 million related to tariff cost recoveries ($79 million), favorable operating performance due to lower launch and lower input costs ($42 million) and higher current year production volumes ($19 million), partially offset by the
Adient plc | Form 10-K | 42

additional costs related to new tariffs ($45 million), higher administrative and engineering expenses driven by lower engineering recoveries and higher compensation expenses primarily due to compensation austerity measures related to fiscal 2024 ($35 million), unfavorable material economics, net of recoveries ($28 million), the unfavorable impact of foreign currencies ($3 million) and lower equity income ($2 million).

EMEA

	Year Ended September 30,
(in millions)	2026	Change	2025	Change	2024
Net sales	$4,742	(1)%	$4,773	(5)%	$5,029
Adjusted EBITDA	$125	1%	$124	(20)%	$155

Net sales decreased in fiscal 2026 by $31 million as a result of lower production volumes primarily due to weak customer demand ($293 million), partially offset by the favorable impact of foreign currencies ($247 million) and the favorable impact of net commercial pricing adjustments ($15 million).

Net sales decreased in fiscal 2025 by $256 million as a result of lower production volumes resulting from weakening customer demand for new vehicles, unfavorable product mix and from other intentional portfolio reductions ($336 million), unfavorable material economics recoveries ($23 million) and net unfavorable commercial pricing adjustments ($6 million), partially offset by the favorable impact of foreign currencies ($109 million).

Adjusted EBITDA increased in fiscal 2026 by $1 million due to lower SG&A and engineering expenses primarily due to lower compensation expenses resulting from previous restructuring actions ($28 million), favorable net operating performance ($8 million), the favorable impact of foreign currencies ($4 million) and higher equity income ($1 million), partially offset by unfavorable production volume/mix ($40 million). The favorable net operating performance includes favorable material costs, despite the impact of the Middle East conflict, favorable customer pricing and lower launch costs, partially offset by higher overhead and freight costs.

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

Asia

	Year Ended September 30,
(in millions)	2026	Change	2025	Change	2024
Net sales	$3,148	6%	$2,983	—%	$2,989
Adjusted EBITDA	$450	2%	$440	—%	$439

Net sales increased in fiscal 2026 by $165 million due to higher production volumes despite the unfavorable volume impact from the Middle East conflict ($138 million) and the favorable impact of foreign currencies ($28 million), partially offset by the unfavorable impact of net commercial pricing adjustments ($1 million).

Net sales decreased in fiscal 2025 by $6 million due to net unfavorable commercial pricing adjustments ($36 million) and unfavorable material economics recoveries ($3 million), partially offset by the favorable impact of foreign currencies ($20 million) and higher production volumes ($13 million).

Adjusted EBITDA increased in fiscal 2026 by $10 million due to favorable net operating performance reflecting favorable material costs and lower overhead costs despite higher product launch costs ($32 million), higher equity income ($11 million), lower SG&A and engineering expenses ($5 million) and the favorable impact of foreign currencies ($1 million), partially offset by unfavorable production mix, which outweighed favorable production volumes, due to modest margin declines on local OEM programs in China and near-term softness driven by the Middle East conflict ($39 million).
Adient plc | Form 10-K | 43

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

Liquidity and Capital Resources

Adient's primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs, debt service requirements and discretionary spending to repurchase Adient’s shares. Adient's principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances. Adient actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash. Working capital is highly influenced by the timing of cash flows associated with sales and purchases, and therefore can be difficult to manage at times. See below for discussion of Adient’s financing arrangements. Adient believes that its current financial resources will be sufficient to fund its liquidity requirements for at least the next twelve months.

Indebtedness

Adient US LLC (“Adient US”), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,000 million (consisting of a North American subfacility of up to $895 million and a European subfacility of up to $105 million) subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio as of September 30, 2026. During fiscal 2026, Adient amended the ABL Credit Facility, reducing the maximum facility from $1,250 million (consisting of a North American subfacility of up to $950 million and a European subfacility of up to $300 million) to $1,000 million. The amended agreement also lowered the commitment fee to 0.20% - 0.25% from 0.25% - 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Adient incurred $6 million of costs associated with this amendment, which was recorded as deferred financing costs. The amended ABL Credit Facility is set to mature in October 2030 (previously November 2027), subject to certain springing maturity provisions. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the amended ABL Credit Facility then in effect. Subject to certain conditions, the amended ABL Credit Facility may be expanded by up to $500 million in additional commitments. Loans under the amended ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the amended ABL Credit Facility to incorporate certain sustainability-based pricing provisions. The amended ABL Credit Facility is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the amended ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in Dollars, EURIBOR, in the case of amounts outstanding in Euros, STIBOR, in the case of amounts outstanding in Swedish Krona and SONIA, in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of 1.25% - 1.75% (previously 1.50% to 2.00%). During fiscal 2026, Adient drew down and fully repaid an aggregate of $150 million on the amended ABL Credit Facility. 0 amounts were outstanding as of September 30, 2026 under this facility and total availability on that date was $857 million (net of $8 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the “Term Loan B Agreement”) that had an outstanding balance of $626 million as of September 30, 2025. During fiscal 2025, the Term Loan B Agreement was amended to reduce the applicable margin from 2.75% to 2.25%. Adient incurred $1 million of costs associated with the modification, which was recorded as deferred financing costs. The maturity date was also extended from April 2028 to January 2031. During fiscal 2026, Adient further amended the Term Loan B Agreement to reduce the applicable margin from 2.25% to 2.00%. Adient incurred $1 million of costs associated with this amendment, which was recorded as deferred financing costs. During fiscal 2026, Adient further amended the Term Loan B Agreement which among other changes established incremental term loans in an aggregate principal amount of $500 million, resulting in total loans outstanding under the agreement of $1,118 million as of September 30, 2026. Adient paid $5 million related to the amended agreement, of which $3 million was recorded as deferred financing costs. The amended Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The amended Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net
Adient plc | Form 10-K | 44

leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the amended Term Loan B Agreement accrues at Term SOFR plus an applicable margin.

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

Adient Global Holdings Ltd. (“AGH”), a wholly-owned subsidiary of Adient, maintains (i) $465 million in aggregate principal amount of 8.25% senior unsecured notes due 2031 and (ii) $795 million in aggregate principal amount of 7.50% senior unsecured notes due 2033. Interest on notes (i) is paid on April 15 and October 15 each year. Interest on notes (ii) is paid on February 15 and August 15 each year. The notes contain covenants that are usual and customary. During fiscal 2026, proceeds from the incremental borrowings under the amended Term Loan B Agreement were used to fully redeem AGH’s $500 million in aggregate principal amount of 7% senior secured notes due 2028 with a premium of $9 million. Upon its redemption, Adient wrote off $3 million of previously deferred financing costs associated with the notes to net financing charges in the consolidated statements of income (loss). Also during fiscal 2026, Adient redeemed $35 million of the 8.25% notes with a premium of $1 million. In November 2026, Adient redeemed an additional $25 million of the 8.25% notes with a premium of $1 million.

Sources of Cash Flows

	Year Ended September 30,
(in millions)	2026	2025	2024
Cash provided by operating activities	$533	$449	$543
Cash used by investing activities	(318)	(186)	(253)
Cash used by financing activities	(267)	(267)	(502)
Capital expenditures	(311)	(245)	(266)

Operating Cash Flows

Fiscal 2026 compared to Fiscal 2025: The increase in cash flows from operating activities in fiscal 2026 is primarily due to higher levels of customer tooling collections and the favorable impact from IEEPA refunds received in the fourth quarter of fiscal 2026, partially offset by a decrease in accrued liabilities resulting from the payment of indirect taxes.

Fiscal 2025 compared to Fiscal 2024: The decrease in cash flows from operating activities is primarily due to an increase in customer tooling and capitalized engineering spending associated with launch activity primarily in EMEA and a higher level of cash payments associated with restructuring activities.

Investing Cash Flows

Fiscal 2026 compared to Fiscal 2025: The increase in cash used by investing activities is primarily attributable to higher capital expenditures in the current year, proceeds received from the sale of Adient's interest in Setex in the prior year and the current year acquisition of a foam manufacturing operation in the Americas.

Fiscal 2025 compared to Fiscal 2024: The decrease in cash used by investing activities is primarily attributable to fiscal 2025 proceeds received from the sale of Adient's interest in Setex and the proceeds from the sale of other assets and lower capital expenditures.
Adient plc | Form 10-K | 45

Financing Cash Flows

Fiscal 2026 compared to Fiscal 2025: Cash used by financing activities in fiscal 2026 is comparable to fiscal 2025 primarily due to the amendment to the Term Loan B agreement, offset by the acquisition of the noncontrolling interest in Technotrim during the prior year and a lower level of share repurchases in fiscal 2026 compared to fiscal 2025.

Fiscal 2025 compared to Fiscal 2024: The decrease in cash used by financing activities is primarily attributable to lower levels of net long-term debt activity in fiscal 2025, a lower level of share repurchase activities in fiscal 2025 compared to fiscal 2024, partially offset by the acquisition of the noncontrolling interest in Technotrim and a higher level of dividends paid to noncontrolling interests.

Refer to Note 9, “Debt and Financing Arrangements,” and Note 13, “Equity and Noncontrolling Interests,” of the notes to the consolidated financial statements for additional information.

Capital expenditures

Fiscal 2026 compared to Fiscal 2025: Higher capital expenditures in fiscal 2026 were driven by higher levels of investments in artificial intelligence (“AI”), automation and innovation as well as expenditures related to new and replacement programs. Investments in AI, automation and innovation are expected to continue for the foreseeable future.

Fiscal 2025 compared to Fiscal 2024: Lower capital expenditures in fiscal 2025 were due primarily to timing of program spend on product launches in Americas and Asia.

Working capital

(in millions)	September 30, 2026	September 30, 2025
Current assets	$4,046	$4,133
Current liabilities	3,728	3,687
Working capital	$318	$446

Working capital decreased by $129 million primarily due to an increase in accounts payable resulting from higher levels of production activities and a decrease in cash and cash equivalents, partially offset by an increase in accounts receivable, a decrease in accrued liabilities resulting from the payment of indirect taxes, as well as a decrease in other current liabilities.

Off-Balance Sheet Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2026 and 2025, $160 million and $185 million was funded under these programs, respectively.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of September 30, 2026 and 2025, Adient's liabilities related to this program were $94 million and $105 million, respectively, which is recorded within accounts payable and other current liabilities in Adient’s consolidated statements of financial position. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

Adient plc | Form 10-K | 46

Contractual Obligations
A summary of Adient's significant contractual obligations as of September 30, 2026:

(in millions)	Total	2027	2028-2029	2030-2031	2032 and beyond
Long-term debt	$2,378	$11	$22	$1,550	$795
Interest on long-term debt	846	164	328	270	84
Operating leases	313	102	120	51	40
Purchase obligations (1)	372	259	35	39	39
Pension contributions	113	8	20	23	62
Total contractual cash obligations	$4,022	$544	$525	$1,933	$1,020

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

In pursuit of new program awards, Adient at times agrees to make upfront payments to customers. Each time such a payment is made, Adient evaluates its nature, the underlying economics, legal and compliance ramifications, and other relevant factors and circumstances. These payments are deemed to be consideration payable to customers and are recognized as a reduction to revenue once mutually agreed. Upfront payments are capitalized as other current and noncurrent assets if they are determined to be incremental, attributable only to the specific new program being awarded, and recoverable. As products under the new program are sold to the customer, the capitalized amount is amortized and recognized as a reduction to revenue over the term of the program, typically between three and seven years. Adient assesses recoverability of the capitalized amounts on an on-going
Adient plc | Form 10-K | 47

basis. Any amounts that are concluded to be no longer recoverable are immediately recognized as a reduction to revenue.

Refer to Note 1, “Organization and Summary of Significant Accounting Policies,” and Note 2, “Revenue Recognition,” of the notes to the consolidated financial statements for more information.

Impairment of Goodwill, Other Long-lived Assets and Investments in Partially-Owned Affiliates

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Adient reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Adient performs impairment reviews for its reporting units, which have been determined to be Adient's reportable segments, using a fair value method based on management's judgments and assumptions or third-party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, Adient primarily uses the income approach utilizing discounted cash flow analyses. Adient also uses a market approach utilizing published multiples of earnings of comparable entities with similar operational and economic characteristics to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurement.” These calculations contained assumptions about market comparables, future cash flows, and the appropriate discount rates (based on weighted average cost of capital ranging from 16.0% to 22.5% at September 30, 2026) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium.

The estimated future cash flows reflect management's latest assumptions of the financial projections based on anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on current input costs, historical trends and future cost containment activities. The financial projections considered the impact of the various issues causing uncertainty in the automotive industry such as consumer demand volatility due in part to vehicle affordability and high interest rate environment, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs including onshoring opportunities in the U.S., market share loss in China for foreign/luxury OEMs in the Asia reporting unit combined with modest margin declines as Adient continues to win new business with local OEMs in China, lower exports from Asia due to the Middle East conflict, continued volatility caused by slower electric vehicle global adoption rates, higher input costs such as energy and freight resulting from conflicts in the Middle East and other parts of the world, intensifying global competition from Chinese exports, lower exports to China from EMEA as domestic brands expand in China and overcapacity in the EMEA reporting unit resulting in pricing pressure. No goodwill impairment was identified in fiscal 2026 as a result of the quantitative assessment. However, the fair values of both the Americas and Asia reporting units decreased at September 30, 2026, reflecting the uncertainties regarding future production volume growth and overall automotive industry volatility, which caused discounted future cash flows of the reporting units to decrease, and underlies the decrease in the overall market value of Adient’s ordinary shares. The fair values of the Americas and Asia reporting units continue to exceed their carrying values as of September 30, 2026 by appreciably more than 10%. In fiscal 2025, as a result of the quantitative assessment and for the factors stated above, a $333 million non-cash goodwill impairment was recorded in the EMEA reporting unit, which represented a full impairment of EMEA’s goodwill balance. This amount was reflected in restructuring and impairment costs within the consolidated statements of income (loss). As of September 30, 2025, the fair values of both the Americas and Asia reporting units had increased, and no goodwill impairment was identified as a result of the annual goodwill impairment test. If future degradation in economic conditions occurs, Adient’s Americas and Asia reporting units may incur significant impairment of goodwill. Adient may also be required to undertake strategic initiatives to optimize its operations and improve financial results that could increase near-term costs with the intent of providing long-term benefits. Adient generally assumes operating margins in future years will normalize over time as the current year results are not indicative of market participant expectations primarily due to the current challenging market conditions as mentioned above. Management believes this is consistent with a market participant view. There are also expectations for enhanced profitability and cash flows driven by ongoing efficiency actions, strategic review of portfolio and reduction of capital expenditures. Long-term profitability and cash flows continue to be impacted by the expiration of underperforming contracts along with restructuring benefits taking full effect. Refer to Note 6, “Goodwill and Other Intangible Assets,” of the notes to the consolidated financial statements for additional information.

Adient reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Adient conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires Adient to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair
Adient plc | Form 10-K | 48

value based on discounted cash flow analysis or appraisals. Intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing as part of their asset group if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. Due to persistent market share losses of certain foreign OEM’s in China, customer relationship intangible assets associated with those foreign OEM’s were assessed for impairment as of September 30, 2026. No long-lived asset impairment was recorded in fiscal 2026 as such assets were all deemed to be recoverable. If these foreign OEM market share losses in China worsen, Adient’s Asia segment may incur significant impairment of customer relationship intangible assets. Also, due to the goodwill impairment triggering event in fiscal 2025 described above, long-lived assets in EMEA were assessed for impairment as of March 31, 2025. No long-lived asset impairment was recorded during fiscal 2025 nor was any impairment identified in fiscal 2026. If future degradation in economic conditions occurs, particularly in EMEA, Adient may incur significant impairment of long-lived assets.

Adient monitors its investments in partially-owned affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If Adient determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. No other-than-temporary impairment indicators were present in fiscal 2026 or fiscal 2025.

During fiscal 2025, Adient determined that an impairment had occurred with its investment in Adient Aerospace and recorded an impairment charge of $8 million. No remaining investment was recorded as of September 30, 2025. Refer to Note 15, “Restructuring and Impairment Costs,” of the notes to the consolidated financial statements for additional information.

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

Adient considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, Adient uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension plans, Adient uses a discount rate provided by an independent third-party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension, Adient consistently uses the relevant country specific benchmark indices for determining the various discount rates. Adient's discount rate on U.S. pension plans was 6.55% and 5.60% at September 30, 2026 and 2025, respectively. Adient's weighted average discount rate on non-U.S. plans was 6.15% and 5.29% at September 30, 2026 and 2025, respectively.

In estimating the expected return on plan assets, Adient considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans' invested assets. Reflecting the relatively long-term nature of the plans' obligations, approximately 70% of the plans' assets are invested in fixed income securities and 10% in equity securities, with the remainder primarily invested in alternative investments. For fiscal years 2026 and 2025, Adient's expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 6.75% and 6.75% respectively. The actual rate of return on U.S. pension plans was above 6.75% in fiscal 2026 and was above 6.75% in fiscal 2025. For fiscal years 2026 and 2025, Adient's weighted average expected long-term return on non-U.S. pension plan assets was 5.71% and 5.14%, respectively. The actual rate of return on non-U.S. pension plans was below 5.71% in fiscal 2026 and was below 5.14% in fiscal 2025.

Adient plc | Form 10-K | 49

For fiscal 2027, Adient estimates the long-term rate of return will approximate 6.75% and 5.98% for U.S. pension and non-U.S. pension plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If Adient's actual returns on plan assets are less than Adient's expectations, additional contributions may be required.

In fiscal 2026, total Adient contributions to the defined benefit pension plans were $18 million. Adient expects to contribute at least $8 million in cash to its defined benefit pension plans in fiscal 2027.

Based on information provided by its independent actuaries and other relevant sources, Adient believes that the assumptions used to measure Adient’s pension obligations are reasonable; however, changes in these assumptions could impact Adient's financial position, results of operations or cash flows.

The following table illustrates estimated increases (decreases) in projected benefit obligation (“PBO”) and net periodic benefit cost excluding changes in mark-to-market adjustments and settlement charges (“NPBC”) as of September 30, 2026 and for fiscal 2026 assuming a decrease of 100 basis points in the discount rate and expected return on plan assets.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
(in millions)	Change in PBO	Change in NPBC	Change in PBO	Change in NPBC
100 basis point decrease in discount rate	$—	$—	$29	$(2)
100 basis point decrease in expected return on plan assets	N/A	—	N/A	2

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

Adient plc | Form 10-K | 50

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

During fiscal 2026, Adient committed to restructuring actions ("2026 Plan") resulting in charges of $124 million that was offset by $16 million of prior-period underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The 2026 Plan is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with the 2026 Plan primarily occur in fiscal 2026, 2027 and 2028, and are expected to be substantially complete by fiscal 2028. Adient currently estimates that upon completion of the restructuring actions, the 2026 Plan will reduce annual operating costs by approximately $80 million, which is primarily the result of lower costs of sales and SG&A due to reduced employee-related costs, of which approximately 20% will result in net savings.

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

During fiscal 2024, Adient committed to a restructuring plan (“2024 Plan”) of $169 million that was offset by prior period underspend of $1 million and $9 million cost reimbursement committed by a customer. The fiscal 2024 charges are mostly related to termination benefits in Europe. The 2024 Plan was implemented in response to the macroeconomic factors occurring in the European automotive market causing reduced production volumes and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with the 2024 Plan primarily occurred in fiscal years 2025 and 2026 are expected to be substantially complete by fiscal year 2027. Adient estimates that upon completion of the restructuring actions, the fiscal 2024 restructuring plan would reduce annual operating costs by approximately $110 million, which was primarily the result of reduced employee-related costs, of which approximately 60% would result in net savings.

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

To reduce its exposure to variable interest rate risks, Adient from time to time enters into interest rate swap agreements for a portion of its floating rate financing arrangements. Terms of such agreements require Adient to receive a variable interest rate and pay a fixed interest rate. Such instruments are designed to limit the impact of interest rate changes on future interest payment cash flows, and thus designated as a cash flow hedge that qualifies for hedge accounting. These are marked-to-market as a component of accumulated other comprehensive income, and reclassified to earnings when transactions related to the underlying risk are settled.

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

Adient plc | Form 10-K | 52

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

On an annual basis, Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Adient primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. During fiscal 2026, Adient had hedge contracts outstanding with the aim of hedging balance sheet items, or with the aim of hedging forecasted commitments. Foreign exchange contracts hedging balance sheet items are marked-to-market through the income statement, while foreign exchange contracts to hedge forecasted commitments are designated in a hedge relationship as a cash flow hedge. These are marked-to-market through accumulated other comprehensive income when effective.

Currency translations of net assets of Adient’s non-U.S. operations are also sensitive to changes in foreign currency exchange rates. As of September 30, 2026, certain foreign currency forward contracts have been designated to selectively hedge portions of Adient's net investments in China. Cross-currency interest rate swap contracts are also utilized to selectively hedge portions of Adient’s investments in Europe. The currency effects of such contracts are reflected in the foreign currency translation adjustments account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investments in China and Europe.

At September 30, 2026 and 2025, Adient estimates that the fair value of outstanding foreign exchange contracts would have been adversely impacted by approximately $84 million and $77 million, respectively, from an unfavorable 10% change in all applicable foreign currency exchange rates versus the U.S. Dollar. In practice, such a change would generally be offset by an opposing fair value change of the underlying asset, liability or transaction.

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

Adient plc | Form 10-K | 54

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adient plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Adient plc and its subsidiaries (the "Company") as of September 30, 2026 and 2025, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2026, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Adient plc | Form 10-K | 55

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

Annual Goodwill Impairment Assessments – Americas and Asia reporting units

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance was $1,808 million as of September 30, 2026, and the goodwill associated with the Americas and Asia reporting units was $607 million and $1,201 million, respectively. Management reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The estimated fair value is compared with the carrying amount of the reporting unit, including recorded goodwill. In estimating the fair value, management primarily uses an income approach utilizing discounted cash flow analyses. The analyses contain uncertainties as they require management to make assumptions about future cash flows and the appropriate discount rates. The estimated future cash flows reflect management’s updated assumptions of the financial projections based on anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessments of the Americas and Asia reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Americas and Asia reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of operating margins for the Americas reporting unit, and estimates of revenue and operating margins for the Asia reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Americas and Asia reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Americas and Asia reporting units; (ii) evaluating the appropriateness of the discounted cash flow analyses used by management; (iii) testing the completeness and accuracy of certain data used by management in the discounted cash flow analyses; and (iv) evaluating the reasonableness of the significant assumptions used by management related to estimates of operating margins for the Americas reporting unit and estimates of revenue and operating margins for the Asia reporting unit. Evaluating management’s assumptions related to estimates of revenue and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Americas and Asia reporting units; (ii) the consistency with relevant industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow analyses.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
November 13, 2026

We have served as the Company’s auditor since 1957.

Adient plc | Form 10-K | 56

Adient plc
Consolidated Statements of Income (Loss)

	Year Ended September 30,
(in millions, except per share data)	2026	2025	2024
Net sales	$15,168	$14,535	$14,688
Cost of sales	14,210	13,574	13,760
Gross profit	958	961	928
Selling, general and administrative expenses	555	522	507
Restructuring and impairment costs	108	392	168
Equity income	80	68	90
Earnings before interest and income taxes	375	115	343
Net financing charges	206	193	189
Other pension expense (income)	(11)	10	21
Income (loss) before income taxes	180	(88)	133
Income tax provision	115	103	32
Net income (loss)	65	(191)	101
Income attributable to noncontrolling interests	82	90	83
Net income (loss) attributable to Adient	$(17)	$(281)	$18

Earnings (Loss) per share:
Basic	$(0.22)	$(3.39)	$0.20
Diluted	$(0.22)	$(3.39)	$0.20

Shares used in computing earnings (loss) per share:
Basic	77.8	83.0	89.5
Diluted	77.8	83.0	90.1

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 57

Adient plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2026	2025	2024
Net income (loss)	$65	$(191)	$101
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1)	(14)	204
Realized and unrealized gains (losses) on derivatives	(34)	37	(32)
Other comprehensive income (loss)	(35)	23	172
Total comprehensive income (loss)	30	(168)	273
Comprehensive income attributable to noncontrolling interests	86	88	106
Comprehensive income (loss) attributable to Adient	$(56)	$(256)	$167

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 58

Adient plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except share and per share data)	2026	2025
Assets
Cash and cash equivalents	$886	$958
Accounts receivable, less allowances of $38 and $40, respectively	1,975	1,873
Inventories	690	695
Other current assets	495	607
Current assets	4,046	4,133
Property, plant and equipment - net	1,401	1,409
Goodwill	1,808	1,807
Other intangible assets - net	290	319
Investments in partially-owned affiliates	267	276
Assets held for sale	20	9
Other noncurrent assets	986	1,001
Total assets	$8,818	$8,954
Liabilities and Shareholders' Equity
Short-term debt	$—	$2
Current portion of long-term debt	14	9
Accounts payable	2,654	2,549
Accrued compensation and benefits	404	393
Other current liabilities	656	734
Current liabilities	3,728	3,687
Long-term debt	2,338	2,386
Pension benefits	98	112
Other noncurrent liabilities	639	611
Long-term liabilities	3,075	3,109
Commitments and Contingencies (Note 19)
Redeemable noncontrolling interests	88	95
Preferred shares issued, par value $0.001; 100,000,000 shares authorized zero shares issued and outstanding at September 30, 2026	—	—
Ordinary shares issued, par value $0.001; 500,000,000 shares authorized 74,790,776 shares issued and outstanding at September 30, 2026	—	—
Additional paid-in capital	3,526	3,602
Retained earnings (accumulated deficit)	(1,183)	(1,166)
Accumulated other comprehensive income (loss)	(709)	(670)
Shareholders' equity attributable to Adient	1,634	1,766
Noncontrolling interests	293	297
Total shareholders' equity	1,927	2,063
Total liabilities and shareholders' equity	$8,818	$8,954

The accompanying notes are an integral part of the consolidated financial statements.

Adient plc | Form 10-K | 59

Adient plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2026	2025	2024
Operating Activities
Net income (loss) attributable to Adient	$(17)	$(281)	$18
Income attributable to noncontrolling interests	82	90	83
Net income	65	(191)	101
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	286	279	285
Amortization of intangibles	47	46	47
Pension benefit expense	1	16	27
Pension contributions, net	(18)	(18)	(20)
Equity in earnings of partially-owned affiliates, net of dividends received	29	36	(17)
(Gain) on sale of / impairment of nonconsolidated partially-owned affiliates	—	(4)	(1)
Premium paid on repurchase of debt	10	—	—
Deferred income taxes	(14)	(28)	(1)
Non-cash impairment charges	—	341	9
Equity-based compensation	34	32	31
Other	7	(15)	7
Changes in assets and liabilities:
Receivables	(140)	31	12
Inventories	(4)	75	93
Other assets	180	(121)	(57)
Accounts payable and accrued liabilities	47	(69)	90
Accrued income taxes	3	39	(63)
Cash provided by operating activities	533	449	543
Investing Activities
Capital expenditures	(311)	(245)	(266)
Sale of property, plant and equipment	8	34	15
Settlement of derivative contracts	3	—	—
Acquisition of businesses, net of cash acquired	(11)	—	—
Business divestitures	—	27	(2)
Investments in partially-owned affiliates	(6)	(3)	—
Other	(1)	1	—
Cash used by investing activities	(318)	(186)	(253)
Continued on next page The accompanying notes are an integral part of the consolidated financial statements.
Adient plc | Form 10-K | 60

Adient plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2026	2025	2024
Financing Activities
Drawdown of ABL revolver and other bank borrowings	153	2	5
Repayment of ABL revolver and other bank borrowings	(155)	(1)	(6)
Increase in long-term debt	500	795	—
Repayment of long-term debt, including premium paid	(556)	(803)	(137)
Debt financing costs	(12)	(13)	(5)
Share repurchases	(100)	(125)	(275)
Cash paid to acquire a noncontrolling interest	—	(28)	—
Dividends paid to noncontrolling interests	(92)	(90)	(72)
Other	(5)	(4)	(12)
Cash used by financing activities	(267)	(267)	(502)
Effect of exchange rate changes on cash and cash equivalents	(20)	17	47
Increase (decrease) in cash and cash equivalents	(72)	13	(165)
Cash and cash equivalents at beginning of period	958	945	1,110
Cash and cash equivalents at end of period	$886	$958	$945

The accompanying notes are an integral part of the consolidated financial statements.
Adient plc | Form 10-K | 61

Adient plc
Consolidated Statements of Shareholders' Equity

(in millions)	Ordinary Shares, par value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Adient	Shareholders' Equity Attributable to Noncontrolling Interests	Total Equity
Balance at September 30, 2023	$—	$3,973	$(903)	$(842)	$2,228	$318	$2,546
Net income	—	—	18	—	18	45	63
Foreign currency translation adjustments	—	—	—	181	181	6	187
Realized and unrealized losses on derivatives	—	—	—	(32)	(32)	—	(32)
Dividends paid to and other transactions with noncontrolling interests	—	—	—	—	—	(60)	(60)
Repurchase and retirement of ordinary shares	—	(275)	—	—	(275)	—	(275)
Share based compensation and other	—	14	—	—	14	—	14
Balance at September 30, 2024	$—	$3,712	$(885)	$(693)	$2,134	$309	$2,443
Net income (loss)	—	—	(281)	—	(281)	54	(227)
Foreign currency translation adjustments	—	—	—	(12)	(12)	(1)	(13)
Realized and unrealized gains on derivatives	—	—	—	37	37	—	37
Dividends paid to and other transactions with noncontrolling interests	—	—	—	—	—	(46)	(46)
Purchase of noncontrolling interest	—	(7)	—	(2)	(9)	(19)	(28)
Repurchase and retirement of ordinary shares	—	(125)	—	—	(125)	—	(125)
Share based compensation and other	—	22	—	—	22	—	22
Balance at September 30, 2025	$—	$3,602	$(1,166)	$(670)	$1,766	$297	$2,063
Net income (loss)	—	—	(17)	—	(17)	46	29
Foreign currency translation adjustments	—	—	—	(5)	(5)	8	3
Realized and unrealized losses on derivatives	—	—	—	(34)	(34)	—	(34)
Dividends paid to and other transactions with noncontrolling interests	—	—	—	—	—	(58)	(58)
Repurchase and retirement of ordinary shares	—	(100)	—	—	(100)	—	(100)
Share based compensation and other	—	24	—	—	24	—	24
Balance at September 30, 2026	$—	$3,526	$(1,183)	$(709)	$1,634	$293	$1,927

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
Consolidated VIEs
Based upon the criteria set forth in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” Adient has determined that it was the primary beneficiary in two variable interest entities (“VIEs”) for the reporting periods ended September 30, 2026 and 2025, as Adient absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.
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
The carrying amounts and classification of assets (none of which are restricted) and liabilities included in Adient's consolidated statements of financial position for the consolidated VIEs are as follows:

	September 30,
(in millions)	2026	2025
Current assets	$361	$304
Noncurrent assets	92	94
Total assets	$453	$398

Current liabilities	$285	$257
Noncurrent liabilities	9	10
Total liabilities	$294	$267
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
Adient plc | Form 10-K | 63

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
Receivables
Receivables consist of amounts billed and currently due from customers and revenues that have been recognized for accounting purposes but not yet billed to customers. Adient extends credit to customers in the normal course of business and maintains allowances resulting from the inability or unwillingness of customers to make required payments. The allowances are established based on historical data along with Adient’s assessment of expected credit losses that reflects current and forecasted industry and economic conditions, in accordance with ASC Topic 326, Financial Instruments - Credit Losses. Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2026 and 2025, $160 million and $185 million was funded under these programs, respectively.

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
Pre-Production Costs Related to Long-Term Supply Arrangements
Adient's policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and administrative expense in the consolidated statements of income (loss). At September 30, 2026 and 2025, Adient recorded within the consolidated statements of financial position $304 million and $365 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year. At September 30, 2026, Adient had $135 million and $168 million of reimbursable costs recorded in current and noncurrent assets, respectively. At September 30, 2025, Adient had $136 million and $229 million of reimbursable costs recorded in current and noncurrent assets, respectively.
Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if Adient has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. At September 30, 2026 and 2025, approximately $44 million and $41 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which Adient had title. In addition, at September 30, 2026, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $106 million and $30 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured. At September 30, 2025, Adient recorded within the consolidated statements of financial position in other current and noncurrent assets $237 million and $18 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.
Adient plc | Form 10-K | 64

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
Adient plc | Form 10-K | 65

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

As a result of the Supreme Court decision earlier in fiscal 2026 to nullify tariffs issued under IEEPA, Adient began filing for refunds in the third quarter and started collecting refunds in the fourth quarter of fiscal 2026 from the U.S. government. A large portion of the refunds is expected to be passed on to Adient's customers to the extent Adient had previously collected such tariff reimbursements under separate agreements with its customers. Adient recorded $52 million of IEEPA refunds in the Americas as reductions in cost of sales in fiscal 2026, while the amounts expected to be repaid to customers have been reflected as reductions in net sales. The net benefit to Adient’s results of operations as a result of these IEEPA refunds is immaterial, but Adient has benefited from the non-recurring positive cash flow from the refunds received in the fourth quarter of fiscal 2026.

Customers

Essentially all of Adient’s sales are to the automotive industry. Stellantis N.V. comprised 11% and 10% of consolidated net sales in fiscal 2026 and 2025 within the Americas and EMEA segments. Volkswagen Group comprised 10%, 10% and 13% of consolidated net sales in fiscal 2026, 2025 and 2024, respectively, primarily within the EMEA segment. Ford Motor Company comprised 11% and 12% of consolidated net sales in fiscal 2025 and 2024, respectively, across all segments.

Research and Development Costs

Expenditures for research activities relating to product development and improvement (other than those expenditures that are contractually guaranteed for reimbursement from the customer) are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income (loss). Such expenditures for the years ended September 30, 2026, 2025 and 2024 were $327 million, $387 million and $372 million, respectively. A portion of these costs associated with these activities are reimbursed by customers in the amounts of $232 million, $288 million and $280 million for the fiscal years ended September 30, 2026, 2025 and 2024, respectively.

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
Foreign Currency Translations and Transactions
Adient's international operations, in general, use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. The resulting translation adjustments are accumulated as a component of accumulated other comprehensive income (“AOCI”). Gains and losses resulting from foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency are recognized in the statements of income (loss) as they are incurred. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The aggregate foreign currency transaction gains (losses) included in net income (loss) for the years ended September 30, 2026, 2025 and 2024 were $(12) million, $(8) million and $(3) million, respectively.
Adient plc | Form 10-K | 66

Derivative Financial Instruments
The fair values of all derivatives are recorded in the consolidated statements of financial position. The change in a derivative's fair value is recorded each period in current earnings or AOCI, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. Refer to Note 10, “Derivative Instruments and Hedging Activities,” and Note 11, “Fair Value Measurements,” of the notes to consolidated financial statements for disclosure of Adient's derivative instruments and hedging activities.
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
Adient plc | Form 10-K | 67

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

Earnings Per Share
The following table shows the computation of basic and diluted earnings (loss) per share:

	Year Ended September 30,
(in millions, except per share data)	2026	2025	2024
Income available to shareholders
Net income (loss) attributable to Adient	$(17)	$(281)	$18

Weighted average shares outstanding
Basic weighted average shares outstanding	77.8	83.0	89.5
Effect of dilutive securities:
Unvested restricted stock and unvested performance share awards	—	—	0.6
Diluted weight average shares outstanding	77.8	83.0	90.1

Earnings (Loss) per share:
Basic	$(0.22)	$(3.39)	$0.20
Diluted	$(0.22)	$(3.39)	$0.20
Potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share for fiscal 2026 and 2025 as the effect would have been anti-dilutive due to being in a loss position. The effect of common stock equivalents which would have been anti-dilutive was excluded from the calculation of diluted earnings (loss) per share for fiscal 2024 and was immaterial.

New Accounting Pronouncements

Standards Adopted During Fiscal 2026

Adient adopted Accounting Standards Codification (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in fiscal 2026, which requires additional annual disclosures about the reporting entity's reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. The ASU also requires further disaggregation of income tax amounts paid by federal, state and foreign, as well as by material jurisdiction. Refer to Note 16, “Income Taxes” of the notes to consolidated financial statements for additional information.

Adient plc | Form 10-K | 68

Standards Effective After Fiscal 2026

Adient has considered the new standards that are summarized below, each to be effective after fiscal 2026 and each of which is not expected to significantly impact the consolidated financial statements:

Standard to be Adopted	Description	Date Effective

ASU 2025-05 Measurement of Credit Losses for Accounts Receivable and Contract Assets (Financial Instruments – Credit Losses (Topic 326)	The ASU provides a practical expedient and an accounting policy election under which conditions at the period-end date can be assumed to remain unchanged for an asset’s remaining life when estimating credit losses on current accounts receivable and current contract assets arising from transactions under ASC 606 Revenue from contracts with customers. The update is expected to simplify the credit loss assessment when applying Topic 326.	October 1, 2026
ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense: Disaggregation Disclosures (Subtopic 220-40)	The ASU requires disclosures of specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period, including: the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. It also requires disclosures of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	October 1, 2027
ASU 2025-06 Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	The ASU amends the timing for capitalizing eligible internal use software costs. Under the new guidance, an entity is required to start capitalizing software costs when both of the following occur: 1) Management has authorized and committed to funding the software project. 2) It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The ASU does not change the types of costs eligible for capitalization or the associated amortization and impairment guidance.	October 1, 2028
ASU 2026-02 Environmental Credits and Environmental Credit Obligations (Topic 818)	The ASU establishes a new Topic 818, which sets out guidance over environmental credits and environmental credit obligations. Under the ASU, an environmental credit (EC) is recognized as an asset if it is probable that it will be used to settle an environmental credit obligation (ECO), be transferred in an exchange transaction or used in a nonreciprocal transfer. An ECO liability is recognized as incurred through earnings or as part of the carrying value of another asset (e.g., inventory). EC assets and ECO liabilities are to be presented on a gross basis on the balance sheet.	October 1, 2028
ASU 2025-10 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	The ASU provides guidance over recognition, measurement and presentation of government grants received by public business entities. Under the ASU, a government grant is recognized when: 1) it is probable all conditions attached to the grant will be complied with and the grant will be received; and 2) specific recognition guidance for the grant related to an asset or income is met. The benefit of the grant is in general recognized in earnings in a systematic and rational manner over the period in which the relevant expenses are recognized.	October 1, 2029

2. Revenue Recognition

Adient generates revenue through the sale of automotive seating solutions, including complete seating systems and the components of complete seating systems. Adient provides production and service parts to its customers under awarded multi-year programs. The duration of a program is generally consistent with the life cycle of a vehicle, however, the program can be canceled at any time without cause by the customer. Programs awarded to Adient to supply parts to its customers do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until Adient receives either a purchase order and/or a materials release from the customer for a specific number of parts at a specified price, at which point an enforceable contract exists. Sales revenue is generally recognized at the point in time when parts are shipped and control has transferred to the customer, at which point an enforceable right to payment exists. Contracts may provide for annual price reductions over the production life of the awarded program, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. The amount of revenue recognized reflects the consideration that
Adient plc | Form 10-K | 69

Adient expects to be entitled to in exchange for such products based on purchase orders, annual price reductions and ongoing price adjustments (some of which are accounted for as variable consideration and subject to being constrained), net of the impact, if any, of consideration paid to the customer. Approximately 1% of net sales recorded in each of the last three fiscal years were related to product sales transacted in prior periods.

In pursuit of new program awards, Adient at times agrees to make upfront payments to customers. Each time such a payment is made, Adient evaluates its nature, the underlying economics, legal and compliance ramifications, and other relevant factors and circumstances. These payments are deemed to be consideration payable to customers and are recognized as a reduction to revenue once mutually agreed. Upfront payments are capitalized as other current and noncurrent assets if they are determined to be incremental, attributable only to the specific new program being awarded, and recoverable. As products under the new program are sold to the customer, the capitalized amount is amortized and recognized as a reduction to revenue over the term of the program, typically between three and seven years. Adient assesses recoverability of the capitalized amounts on an on-going basis. Any amounts that are concluded to be no longer recoverable are immediately recognized as a reduction to revenue. As of September 30, 2026 and 2025, Adient maintained capitalized upfront payments of $171 million and $174 million, respectively, within other noncurrent assets.

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

Contract assets primarily relate to the right to consideration for work completed but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized. No material contract assets or liabilities exist at September 30, 2026 and 2025. As described above, the issuance of a purchase order and/or a materials release by the customer represents the point at which an enforceable contract with the customer exists. Therefore, Adient has elected to apply the practical expedient in ASC 606 and does not disclose information about the remaining performance obligations that have an original expected duration of one year or less. Refer to Note 17, “Segment Information,” of the notes to consolidated financial statements for disaggregated revenue by geographical market.

3. Acquisitions and Divestitures

2026 Transaction
During fiscal 2026, Adient acquired a foam manufacturing operation in the Americas for total purchase consideration of $11 million. No goodwill or intangible assets were recorded as a result of the acquisition. The transaction is expected to provide additional synergies through optimization of Adient's manufacturing footprint in the Americas.

During fiscal 2026, Adient invested $4 million to acquire 49% interest in a joint venture in China. The investment is expected to expand Adient's commercial and geographical footprint in China. The new investment is accounted for using the equity method of accounting and presented as part of investments in partially-owned affiliates on Adient's consolidated statements of financial position.

2025 Transaction
During fiscal 2025, Adient acquired all of the noncontrolling interest in Technotrim, Inc. (“Technotrim”) for a value of $28 million and sold all of its partially-owned interests in Setex, Inc. and Setex SRL (together as “Setex”) for a value of $27 million. The sale of Setex resulted in a one-time gain on sale of $4 million. The acquisition of all noncontrolling interest in Technotrim was recorded to equity.

2024 Transaction
During fiscal 2024, Adient finalized the sale of 51% of its interest (previously held 100%) in Adient (Langfang) Seating Co., Ltd. (“LFADNT”) in China for ¥44 million ($6 million), resulting in the deconsolidation of LFADNT, including $9 million of
Adient plc | Form 10-K | 70

cash. Adient recorded an $8 million loss as a result of the transaction in the Asia segment, including $5 million of allocated goodwill.

4. Inventories

Inventories consisted of the following:

	September 30,
(in millions)	2026	2025
Raw materials and supplies	$522	$522
Work-in-process	29	29
Finished goods	139	144
Inventories	$690	$695

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,
(in millions)	2026	2025
Buildings and improvements	$1,044	$1,068
Machinery and equipment	3,464	3,399
Construction in progress	168	172
Land	77	81
Total property, plant and equipment	4,753	4,720
Less: accumulated depreciation	(3,352)	(3,311)
Property, plant and equipment - net	$1,401	$1,409

There were no material finance leases included in net property, plant and equipment as of September 30, 2026 and 2025.

Adient is the lessor of properties included in gross building and improvements for $15 million and accumulated depreciation of $11 million as of September 30, 2026 and 2025.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in millions)	Americas	EMEA	Asia	Total
Balance at September 30, 2024	$606	$341	$1,217	$2,164
Impairments	—	(333)	—	(333)
Currency translation	1	(8)	(17)	(24)
Balance at September 30, 2025	$607	$—	$1,200	$1,807
Currency translation	—	—	1	1
Balance at September 30, 2026	$607	$—	$1,201	$1,808

Refer to Note 3, “Acquisitions and Divestitures,” of the notes to consolidated financial statements for additional information.

Adient plc | Form 10-K | 71

During the fourth quarter of fiscal year 2026, Adient performed its annual goodwill impairment test using a fair value method based on management's judgments and assumptions regarding future cash flows. Using updated assumptions about market comparables, future cash flows, and the appropriate discount rates (based on weighted average cost of capital ranging from 16.0% to 22.5%), no goodwill impairment was recorded at September 30, 2026. The fair values of both the Americas and Asia reporting units are lower at September 30, 2026, reflecting the uncertainties regarding future production volume growth and overall automotive industry volatility, which caused discounted future cash flows of the reporting units to decrease, and underlies the decrease in the overall market value of Adient’s ordinary shares. The fair values of the Americas and Asia reporting units continue to exceed their carrying values as of September 30, 2026 by appreciably more than 10%. If further degradation in economic conditions occur, Adient’s reporting units may incur significant impairment of goodwill and other long-lived assets. Adient generally assumes operating margins in future years will normalize over time as the current year results are not indicative of market participant expectations primarily due to the current challenging market conditions as mentioned above. Management believes this is consistent with a market participant view. There are also expectations for enhanced profitability and cash flows driven by near-term efficiency actions, strategic review of portfolio and reduction of capital expenditures. Long-term profitability and cash flows will also be impacted by the expiration of underperforming contracts along with restructuring benefits taking full effect.

During fiscal 2025, Adient identified a triggering event requiring a quantitative impairment analysis primarily due to the continued and sustained decline in the market value of its ordinary shares resulting from the uncertainties related to future production volume within the automotive industry. These uncertainties were the result of a combination of factors including weakening consumer demand due in part to vehicle affordability, the direct and indirect impacts resulting from the imposition of U.S. and foreign tariffs, market share loss for foreign/luxury OEMs in the Asia reporting unit combined with modest margin declines as Adient continues to win new business with local OEMs in China, intensifying competition from Chinese imports, lower exports to China from EMEA as domestic brands expand in China and overcapacity in the EMEA reporting unit resulting in pricing pressure, along with continued disruptions caused by slower electric vehicle adoption rates. Using updated assumptions about market comparables, future cash flows, and the appropriate discount rates (based on weighted average cost of capital ranging from 16.5% to 21.0%), a $333 million non-cash goodwill impairment was recorded in the EMEA reporting unit during the quarter ended March 31, 2025. This amount is reflected in restructuring and impairment costs within the consolidated statements of income (loss). No amounts of goodwill remain recorded in EMEA. The difference between the fair value and carrying value of the Americas and Asia reporting units both modestly exceeded 10% at March 31, 2025. As of September 30, 2025, the fair values of both the Americas and Asia reporting units had increased, and no goodwill impairment was identified as a result of the annual goodwill impairment test.

These quantitative impairment analyses were performed using a fair value method based on management's judgments and assumptions regarding future cash flows for all three reporting units. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurement.” These analyses contained uncertainties as they require management to make assumptions about market comparables, future cash flows, and the appropriate discount rates to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflected management's updated assumptions of the financial projections based on anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities.

Adient's other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of:

	September 30, 2026			September 30, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets
Patented technology	$82	$(51)	$31	$81	$(45)	$36
Customer relationships	564	(316)	248	537	(265)	272
Other	16	(5)	11	15	(4)	11
Total other intangible assets	$662	$(372)	$290	$633	$(314)	$319

Due to persistent market share losses of certain foreign OEM’s in China, customer relationship intangible assets associated with those foreign OEM’s were assessed for impairment as of September 30, 2026. No long-lived asset impairment was recorded in
Adient plc | Form 10-K | 72

fiscal 2026 as such customer relationship intangible assets were deemed to be recoverable. If these foreign OEM market share losses in China worsen, Adient’s Asia segment may incur significant impairment of customer relationship intangible assets.

Amortization of other intangible assets for the fiscal years ended September 30, 2026, 2025 and 2024 was $47 million, $46 million and $47 million, respectively. Adient anticipates amortization for fiscal 2027, 2028, 2029, 2030 and 2031 will be approximately $41 million, $34 million, $34 million, $33 million and $33 million, respectively.

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
The changes in Adient's total product warranty liability are as follows:

	September 30,
(in millions)	2026	2025
Balance at beginning of period	$22	$22
Accruals for warranties issued during the period	6	4
Settlements/adjustments made during the period	(9)	(4)
Balance at end of period	$19	$22

8. Leases

Adient's lease portfolio consists of operating leases for real estate including production facilities, warehouses and administrative offices, equipment such as forklifts, computer servers, laptops and fleet vehicles.

The components of lease costs included in the consolidated statements of income (loss) for the years ended September 30, 2026, 2025 and 2024 were as follows:

	Year Ended September 30,
(in millions)	2026	2025	2024
Operating lease cost	$115	$111	$108
Short-term lease cost	33	26	29
Total lease cost	$148	$137	$137

Adient plc | Form 10-K | 73

Operating lease right-of-use assets and lease liabilities included in the consolidated statements of financial position were as follows:

		September 30,
(in millions)		2026	2025
Operating leases:
Operating lease right-of-use assets	Other noncurrent assets	$267	$259

Operating lease liabilities - current	Other current liabilities	$88	$82
Operating lease liabilities - noncurrent	Other noncurrent liabilities	179	176
		$267	$258

Weighted average remaining lease term:
Operating leases		5 years	5 years

Weighted average discount rate:
Operating leases		5.9%	6.0%

Maturities of operating lease liabilities and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year as of September 30, 2026 were as follows:

Fiscal years (in millions)	Operating Leases
2027	$102
2028	72
2029	48
2030	33
2031	18
Thereafter	40
Total lease payments	313
Less: imputed interest	(46)
Present value of lease liabilities	$267

Supplemental cash flow information related to leases was as follows:

	Year Ended September 30,
(in millions)	2026	2025	2024
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (non-cash activity)	$89	$96	$84

Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$114	$110	$108

Adient’s finance leases were not significant to the consolidated financial statements during fiscal 2026, 2025 and 2024. Refer to Note 9, “Debt and Financing Arrangements,” of the notes to consolidated financial statements for additional information.

Adient plc | Form 10-K | 74

9. Debt and Financing Arrangements
Long-term and short-term debt consisted of the following:

	September 30,
(in millions)	2026	2025
Long-term debt:
8.25% Notes due 2031	$465	$500
7.00% Secured Notes due 2028	—	500
Term Loan B due in 2031	1,118	626
7.50% Notes due in 2033	795	795
Other bank borrowings and finance lease obligations	5	5
Less: debt issuance costs	(31)	(31)
Gross long-term debt	2,352	2,395
Less: current portion	14	9
Net long-term debt	$2,338	$2,386

Short-term debt:
Other bank borrowings (1)	—	2
Total short-term debt	$—	$2
(1) The weighted average interest rates on short-term debts, based on levels of debt maintained in various jurisdictions, was 3.7% at September 30, 2025.

Adient US LLC (“Adient US”), a wholly owned subsidiary of Adient, together with certain of Adient's other subsidiaries, maintains an asset-based revolving credit facility (the “ABL Credit Facility”), which provides for a revolving line of credit up to $1,000 million (consisting of a North American subfacility of up to $895 million and a European subfacility of up to $105 million) subject to borrowing base capacity and certain other restrictions, including a minimum fixed charge coverage ratio as of September 30, 2026. During fiscal 2026, Adient amended the ABL Credit Facility, reducing the maximum facility from $1,250 million (consisting of a North American subfacility of up to $950 million and a European subfacility of up to $300 million) to $1,000 million. The amended agreement also lowered the commitment fee to 0.20% - 0.25% from 0.25% - 0.375% on the unused portion of the commitments under the asset-based revolving credit facility based on average global availability. Adient incurred $6 million of costs associated with this amendment, which was recorded as deferred financing costs. The amended ABL Credit Facility is set to mature in October 2030 (previously November 2027), subject to certain springing maturity provisions. Letters of credit are limited to the lesser of (x) $150 million and (y) the aggregate unused amount of commitments under the amended ABL Credit Facility then in effect. Subject to certain conditions, the amended ABL Credit Facility may be expanded by up to $500 million in additional commitments. Loans under the amended ABL Credit Facility may be denominated, at the option of Adient, in U.S. Dollars, Euros, Pounds Sterling or Swedish Krona. It also provides flexibility for future amendments to the amended ABL Credit Facility to incorporate certain sustainability-based pricing provisions. The amended ABL Credit Facility is secured on a first-priority lien on all accounts receivable, inventory and bank accounts (and funds on deposit therein) and a second-priority lien on all of the tangible and intangible assets of certain Adient subsidiaries. Interest is payable on the amended ABL Credit Facility at a fluctuating rate of interest determined by reference to Term SOFR, in the case of amounts outstanding in Dollars, EURIBOR, in the case of amounts outstanding in Euros, STIBOR, in the case of amounts outstanding in Swedish Krona and SONIA, in the case of amounts outstanding in Pounds Sterling, in each case, plus an applicable margin of 1.25% - 1.75% (previously 1.50% to 2.00%). During fiscal 2026, Adient drew down and fully repaid an aggregate of $150 million on the amended ABL Credit Facility. No amounts were outstanding as of September 30, 2026 under this facility and total availability on that date was $857 million (net of $8 million of letters of credit).

In addition, Adient Global Holdings S.à r.l., a wholly-owned subsidiary of Adient, maintains a senior secured term loan facility (the “Term Loan B Agreement”) that had an outstanding balance of $626 million as of September 30, 2025. During fiscal 2025, the Term Loan B Agreement was amended to reduce the applicable margin from 2.75% to 2.25%. Adient incurred $1 million of costs associated with the modification, which was recorded as deferred financing costs. The maturity date was also extended from April 2028 to January 2031. During fiscal 2026, Adient further amended the Term Loan B Agreement to reduce the applicable margin from 2.25% to 2.00%. Adient incurred $1 million of costs associated with this amendment, which was
Adient plc | Form 10-K | 75

recorded as deferred financing costs. Also during fiscal 2026, Adient further amended the Term Loan B Agreement which among other changes established incremental term loans in an aggregate principal amount of $500 million, resulting in total loans outstanding under the agreement of $1,118 million as of September 30, 2026. Adient paid $5 million related to the amended agreement, of which $3 million was recorded as deferred financing costs. The amended Term Loan B Agreement amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The amended Term Loan B Agreement also permits Adient to incur incremental term loans in an aggregate amount not to exceed the greater of $750 million and an unlimited amount subject to a pro forma first lien secured net leverage ratio of not greater than 1.75 to 1.00 and certain other conditions. Interest on the amended Term Loan B Agreement accrues at Term SOFR plus an applicable margin.

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

Adient Global Holdings Ltd. (“AGH”), a wholly-owned subsidiary of Adient, maintains (i) $465 million in aggregate principal amount of 8.25% senior unsecured notes due 2031 and (ii) $795 million in aggregate principal amount of 7.50% senior unsecured notes due 2033. Interest on notes (i) is paid on April 15 and October 15 each year. Interest on notes (ii) is paid on February 15 and August 15 each year. The notes contain covenants that are usual and customary. During fiscal 2026, proceeds from the incremental borrowings under the amended Term Loan B Agreement were used to fully redeem AGH’s $500 million in aggregate principal amount of 7% senior secured notes due 2028 with a premium of $9 million. Upon its redemption, Adient wrote off $3 million of previously deferred financing costs associated with the notes to net financing charges in the consolidated statements of income (loss). Also during fiscal 2026, Adient redeemed $35 million of the 8.25% notes with a premium of $1 million. In November 2026, Adient redeemed an additional $25 million of the 8.25% notes with a premium of $1 million.

Principal payments required on long-term debt during the next five years are as follows:

	Year Ended September 30,
(in millions)	2027	2028	2029	2030	2031	Thereafter
Principal payments	$11	$11	$11	$11	$1,539	$795

Net Financing Charges
Adient's net financing charges in the consolidated statements of income (loss) contained the following components:

	Year Ended September 30,
(in millions)	2026	2025	2024
Interest expense, net of capitalized interest costs	$198	$201	$191
Banking fees and debt issuance cost amortization	20	16	18
Interest income	(24)	(24)	(28)
Premium paid on repurchase of debt	10	—	—
Net foreign exchange	2	—	8
Net financing charges	$206	$193	$189
Adient plc | Form 10-K | 76

Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2026, 2025 and 2024 was $204 million, $183 million and $187 million, respectively. Banking fees in fiscal 2026 and 2025 include $3 million and $2 million, respectively, of one-time accelerated-deferred financing fee charges associated with early redemptions of previously outstanding notes.

Other Arrangements

Adient enters into supply chain financing programs in certain domestic and foreign jurisdictions to either sell or discount accounts receivable without recourse to third-party institutions. Sales or discounts of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2026 and 2025, $160 million and $185 million was funded under these programs, respectively.

Adient also has a program with an external financial institution under which Adient's suppliers can sell their receivables from Adient to the financial institution at their sole discretion. Adient is not a party to the agreements between the participating suppliers and the financial institution. Adient's obligation under the program is to pay the original amounts of supplier invoices to the financial institution on the original invoice dates. No fees are paid and no assets are pledged by Adient. The payment terms for trade payables can range from 45 days to 120 days depending on types of services and goods being purchased. The payment terms for molds, dies and other tools that are acquired as part of pre-production activities are in general longer, and are normally dependent on the terms which Adient has agreed with its customers. As of September 30, 2026, Adient's liabilities related to this program were $94 million which is recorded within accounts payable ($19 million) and other current liabilities ($75 million) in Adient’s consolidated statements of financial position. As of September 30, 2025, Adient's liabilities related to this program were $105 million which is recorded within accounts payable ($16 million) and other current liabilities ($89 million) in Adient’s consolidated statements of financial position. Cash flows related to the program are all presented within operating activities in Adient's consolidated statements of cash flows.

A summary of Adient’s outstanding obligations under the supplier finance program for the year ended September 30, 2026 is as follows:

(in millions)	Year Ended September 30, 2026
Balance at beginning of period	$105
Invoices confirmed	82
Confirmed invoices paid	(93)
Balance at end of period	$94

10. Derivative Instruments and Hedging Activities

Adient selectively uses derivative instruments to reduce Adient's market risk associated with changes in foreign currency. Under Adient's policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized to manage Adient's risk is included in the following paragraphs. In addition, refer to Note 11, “Fair Value Measurements,” of the notes to the consolidated financial statements for information related to the fair value measurements and valuation methods utilized by Adient for each derivative type.

Adient has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. Adient primarily uses foreign currency exchange contracts to hedge certain foreign exchange rate exposures. Adient hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. Gains and losses on derivative contracts offset gains and losses on underlying foreign currency exposures. These contracts have been designated as cash flow hedges under ASC 815, “Derivatives and Hedging,” and the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. All contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2026 and 2025, respectively.

To manage its exposure to variable interest rate risks, Adient from time to time enters into interest rate swap agreements for a portion of its floating rate financing arrangements. Terms of such agreements require Adient to receive a variable interest rate
Adient plc | Form 10-K | 77

and pay a fixed interest rate. Such instruments are designed to limit the impact of interest rate changes on future interest payment cash flows, and thus designated as a cash flow hedge that qualifies for hedge accounting. These are marked-to-market as a component of accumulated other comprehensive income, and reclassified to earnings when transactions related to the underlying risk are settled.

Adient also utilizes foreign currency exchange contracts and cross-currency interest rate swap contracts to selectively hedge portions of its investments in foreign subsidiaries. Such contracts are designated as net investment hedges, with the objective of managing the impact of foreign currency exchange rate fluctuations on Adient’s net investments. The currency effects of such contracts are reflected in the AOCI account within shareholders’ equity attributable to Adient, where gains and losses recorded on Adient’s net investment are offset.

In conjunction with the incremental borrowings under the amended Term Loan B as described in Note 9, “Debt and Financing Arrangements,” of the notes to the consolidated financial statements, Adient entered into an interest rate swap agreement with a notional amount of $300 million during fiscal 2026. Under the terms of the interest rate swap agreement, Adient pays interest at a fixed rate of 4.3337% and receive variable interest payments based on the same one-month SOFR utilized to calculate the interest expense on Term Loan B. The interest rate swap agreement will mature in September 2028.

During fiscal 2026, Adient entered into a cross-currency interest rate swap agreement with an aggregate notional amount of $60 million in order to hedge the foreign currency risk associated with its net investment in Japanese subsidiaries. The agreement will expire during the first quarter of fiscal 2027 and has been designated as a net investment hedge of Adient's Japanese yen denominated subsidiaries. The currency remeasurement impacts of the instruments are reflected in the AOCI account within shareholders' equity attributable to Adient where they offset gains and losses recorded on Adient's net investment. Under the terms of the agreement, Adient receives fixed-rate interest payments in U.S. dollar at a rate of 2.85% and pays 0.00% on the fixed-rate yen leg. The interest rate differentials are recorded within net financing charges on the consolidated statement of income (loss).

During fiscal 2025, Adient entered into cross-currency interest rate swap agreements with an aggregate notional amount of $325 million in order to hedge the foreign currency risk associated with its net investment in European subsidiaries. These agreements expire over a three-year period and have been designated as net investment hedges of Adient's Euro denominated subsidiaries. Under the terms of the agreements, Adient receives fixed-rate interest payments in U.S. dollar at a weighted average rate of 1.85% and pays 0.00% on the fixed-rate Euro leg. The interest rate differentials are recorded within net financing charges on the consolidated statement of income (loss). During fiscal 2026, a portion of the agreements was settled, which resulted in proceeds of $3 million. As of September 30, 2026, the aggregate notional amount of $175 million was outstanding.

During fiscal 2025, Adient entered into a ¥559 million ($78 million) foreign currency exchange contract to selectively hedge portions of its net investment in China. During fiscal 2026, ¥276 million ($41 million) of the total notional amount was de-designated, the impact of which was not material. The remainder of the contract matured in October 2026, the impact of which was also not material.

During fiscal 2024, Adient entered into a ¥570 million ($78 million) foreign currency exchange contract to selectively hedge portions of its net investment in China. During fiscal 2026, the contract matured. The impact of the transactions was not material.

During fiscal 2024, Adient entered into a ¥685 million ($96 million) foreign exchange forward contract to selectively hedge portions of its net investment in China. The contract matured during fiscal 2025, the impact of which was not material.

Adient plc | Form 10-K | 78

The following table presents the location and fair values of derivative instruments and other amounts used in hedging activities included in Adient's consolidated statements of financial position:

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30,
(in millions)	2026	2025	2026	2025
Other current assets
Foreign currency exchange derivatives	$19	$32	$—	$4
Cross-currency interest rate swaps	2	—	—	—
Other noncurrent assets
Foreign currency exchange derivatives	—	1	2	—
Cross-currency interest rate swaps	1	—	—	—
Interest rate swaps	2	—	—	—
Total assets	$24	$33	$2	$4

Other current liabilities
Foreign currency exchange derivatives	$27	$7	$4	$—
Cross-currency interest rate swaps	—	1	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	8	2	—	1
Cross-currency interest rate swaps	—	3	—	—
Total liabilities	$35	$13	$4	$1

Adient enters into International Swaps and Derivatives Associations (“ISDA”) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Adient has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of Adient or the counterparties under the master netting agreements. As of September 30, 2026 and 2025, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative instruments and other amounts used in hedging activities are as follows:

	Assets		Liabilities
	September 30,
(in millions)	2026	2025	2026	2025
Gross amount recognized	$26	$37	$39	$14
Gross amount eligible for offsetting	(11)	(10)	(11)	(10)
Net amount	$15	$27	$28	$4

The following table presents the effective portion of pretax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges:

	Year Ended September 30,
(in millions)	2026	2025	2024
Foreign currency exchange derivatives	$21	$46	$(2)

Adient plc | Form 10-K | 79

The following table presents the location and amount of the effective portion of pretax gains (losses) on cash flow hedges reclassified from AOCI into Adient's consolidated statements of income (loss):

(in millions)		Year Ended September 30,
		2026	2025	2024
Foreign currency exchange derivatives	Cost of sales	$61	$(8)	$46

During the next twelve months, $4 million of pretax loss on cash flow hedges are expected to be reclassified from AOCI into Adient's consolidated statements of income (loss).

The following table presents the location and amount of pretax gains (losses) on fair value hedge activity in Adient's consolidated statements of income (loss):

(in millions)		Year Ended September 30,
		2026	2025	2024
Foreign currency exchange derivatives	Net financing charges	$—	$—	$1

The following table presents the location and amount of pretax gains (losses) on derivatives not designated as hedging instruments recognized in Adient's consolidated statements of income (loss):

(in millions)		Year Ended September 30,
		2026	2025	2024
Foreign currency exchange derivatives	Cost of sales	$(8)	$4	$(8)
Foreign currency exchange derivatives	Net financing charges	(8)	(12)	22
Total		$(16)	$(8)	$14

The effective portion of pretax gains (losses) recorded in currency translation adjustment (“CTA”) within other comprehensive income (loss) related to net investment hedges was $4 million, $(5) million and $(5) million for the fiscal years ended September 30, 2026, 2025 and 2024, respectively. For the years ended September 30, 2026, 2025 and 2024, respectively, no significant gains or losses were reclassified from CTA into income for Adient's outstanding net investment hedges.

For the years ended September 30, 2026, 2025 and 2024, no ineffectiveness was recognized in the consolidated statements of income (loss) resulting from cash flow hedges.

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

Adient plc | Form 10-K | 80

Recurring Fair Value Measurements

The following tables present Adient's fair value hierarchy for those assets and liabilities measured at fair value. Refer to Note 14, “Retirement Plans,” of the notes to consolidated financial statements for fair value tables of pension assets.

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$19	$—	$19	$—
Cross-currency interest rate swaps	2	—	2	—
Other noncurrent assets
Foreign currency exchange derivatives	2	—	2	—
Cross-currency interest rate swaps	1	—	1	—
Interest rate swaps	2	—	2	—
Total assets	$26	$—	$26	$—
Other current liabilities
Foreign currency exchange derivatives	$31	$—	$31	$—
Other noncurrent liabilities
Foreign currency exchange derivatives	8	—	8	—
Total liabilities	$39	$—	$39	$—

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$36	$—	$36	$—
Other noncurrent assets
Foreign currency exchange derivatives	1	—	1	—
Total assets	$37	$—	$37	$—
Other current liabilities
Foreign currency exchange derivatives	$7	$—	$7	$—
Cross-currency interest rate swaps	1	—	1	—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	—	3	—
Cross-currency interest rate swaps	3	—	3	—
Total liabilities	$14	$—	$14	$—

Valuation Methods

Foreign currency exchange derivatives Adient selectively hedges anticipated transactions and net investments that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. Changes in fair value on foreign exchange derivatives accounted for as hedging instruments under ASC 815 are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly
Adient plc | Form 10-K | 81

effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2026 and 2025, respectively. The changes in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income (loss).

Cross-currency interest rate swaps Adient utilizes cross-currency interest rate swap contracts to selectively hedge portions of its net investments in foreign subsidiaries. Cross-currency interest rate swap contracts are measured as the present value of all expected future cash flows on each leg of the contracts. The model utilizes inputs of observable market data including interest yield curves, foreign currency exchange rates and cross-currency basis spread.

Interest rate swaps Adient manages interest expense using a mixture of fixed and variable rate debt. To effectively mitigate interest rate risk, Adient from time to time enters into interest rate swap agreements. Interest rate swap contracts are measured as the present value of all expected future cash flows discounted using the SOFR-based swap yield curves.

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $2.4 billion and $2.5 billion at both September 30, 2026 and 2025, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

12. Stock-Based Compensation

Adient provides certain key employees and directors with equity awards in the form of restricted stock units (“RSU”) and provides certain key employees with performance share units (“PSUs”) under the Adient plc 2021 Omnibus Incentive Plan (the “Plan”).

Total stock-based compensation cost included in the consolidated statements of income (loss) was $34 million, $32 million and $31 million for the fiscal years ended September 30, 2026, 2025 and 2024, respectively. No material income tax benefits were recognized in the consolidated statements of income (loss) for the share-based compensation arrangements in any of these years due to tax valuation allowances in those years.

The following tables present activity related to the granting of awards during the year ended September 30, 2026 along with the composition of outstanding and exercisable awards at September 30, 2026.

Restricted Stock

The Plan provides for the award of restricted stock or restricted stock units to certain employees. These awards are typically share settled except for certain non-U.S. employees which are settled in cash. Cash settled awards are recorded in Adient's consolidated statements of financial position as a liability and adjusted each reporting period for changes in share value until the settlement of the award. Restricted stock awards typically vest over a three-year period following the grant date. The Plan allows for different vesting terms on specific grants with approval by Adient's Board of Directors.

A summary of the status of nonvested restricted stock awards at September 30, 2026, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Restricted Shares/Units
Nonvested, September 30, 2025	$24.78	1,975,602
Granted	21.32	1,373,406
Vested	27.22	(881,490)
Forfeited	22.95	(110,799)
Nonvested, September 30, 2026	$21.94	2,356,719

At September 30, 2026, Adient had approximately $23 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

A summary of the status of Adient's nonvested PSUs at September 30, 2026, and changes for the fiscal year then ended is presented below:

	Weighted Average Price	Performance Shares/Units
Nonvested, September 30, 2025	$26.85	1,331,005
Granted	21.29	709,017
Vested	38.50	(97,911)
Forfeited	32.77	(226,559)
Nonvested, September 30, 2026	$23.10	1,715,552

At September 30, 2026, Adient had approximately $16 million of total unrecognized compensation cost related to nonvested performance share units granted. That cost is expected to be recognized over a weighted-average period of 1.9 years.

13. Equity and Noncontrolling Interests

The following table presents changes in AOCI attributable to Adient:

	Year Ended September 30,
(in millions)	2026	2025	2024
Foreign currency translation adjustments
Balance at beginning of period	$(687)	$(673)	$(854)
Aggregate adjustment for the period, net of tax	(5)	(14)	181
Balance at end of period (1)	(692)	(687)	(673)
Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	18	(19)	13
Current period changes in fair value, net of tax	18	30	(1)
Reclassification to income, net of tax	(52)	7	(31)
Balance at end of period	(16)	18	(19)
Pension plans
Balance at beginning of period	(1)	(1)	(1)
Net reclassifications to AOCI	—	—	—
Balance at end of period	(1)	(1)	(1)
Accumulated other comprehensive income (loss), end of period	$(709)	$(670)	$(693)

(1) Foreign currency translation adjustments as of September 30, 2026 and 2025 include gains (losses) on designated net investment hedge instruments of $(1) million and $(7) million, respectively. During the next twelve months, no gains or losses are expected to be reclassified from AOCI into Adient's consolidated statements of income (loss).

Adient plc | Form 10-K | 83

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

	Year Ended September 30,
(in millions)	2026	2025	2024
Beginning balance	$95	$91	$57
Net income (1)	36	36	38
Dividends	(39)	(31)	(21)
Foreign currency translation adjustments	(4)	(1)	17
Ending balance	$88	$95	$91

(1) During fiscal 2024, a $5 million adjustment was recorded to increase income attributable to noncontrolling interest related to fiscal 2023.

Repurchases of Equity Securities

In November 2022, Adient’s Board of Directors authorized the repurchase of Adient’s ordinary shares up to an aggregate purchase price of $600 million with no expiration date. Under the share repurchase authorization, Adient’s ordinary shares may be purchased either through discretionary purchases on the open market, by block trades or privately negotiated transactions. The number of ordinary shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. From fiscal 2023 through fiscal 2025, Adient repurchased and immediately retired a total of 17,297,377 ordinary shares. The aggregate amount of cash paid to repurchase the shares was $465 million all of which had been spent through September 30, 2025. During fiscal 2026, Adient repurchased and immediately retired 4,877,462 of its ordinary shares at an average purchase price per share of $20.50, for an aggregate amount of cash paid of $100 million. As of September 30, 2026, the remaining aggregate amount of authorization remaining under the share repurchase authorization was $35 million. In November 2026, the Board voted to increase the repurchase authorization by $400 million, bringing the total authorization to $1 billion with no expiration date. The remaining aggregate amount of authorization remaining under the share repurchase authorization is $435 million.

Tax Benefits Preservation Plan

In November 2026, Adient’s Board of Directors approved and adopted a Tax Benefits Preservation Plan in an effort to help preserve the value of Adient’s U.S. net operating loss carryforwards and other tax assets. The Board of Directors authorized and directed the issuance of one Right (a “Right”) for each outstanding ordinary share, par value $0.001 per share, of Adient held of record at the close of business on November 16, 2026, or issued thereafter pursuant to the terms of the Tax Benefits Preservation Plan, dated November 4, 2026 (the “NOL Plan”), between Adient and Broadridge Corporate Issuer Solutions, LLC, as rights agent. The NOL Plan is designed to reduce the risk of substantial impairment of Adient’s ability to use its U.S. net operating loss carryforwards and other tax assets that could result if Adient experiences an “ownership change” for U.S. federal income tax purposes. In general, under Section 382 of the U.S. tax code, an “ownership change” occurs if there is a cumulative change in Adient’s ownership by “5% shareholders” that exceeds 50 percentage points at any time within a rolling three-year period. If a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes, such as research tax credits, to offset its post-ownership change income and taxes may be limited in the U.S. The NOL Plan is designed to reduce the likelihood that Adient will experience an “ownership change” by discouraging any person or group from becoming a 4.95% or greater shareholder and discouraging any existing 4.95% shareholder from acquiring one or more additional shares without the approval of the Board of Directors. Subject to becoming exercisable pursuant to the terms of the NOL Plan, each Right entitles its registered holder to purchase from Adient, at a pre-determined exercise price, one one-thousandth of a Participating Preferred Share, par value $0.001 per share, subject to adjustment and the terms of the NOL Plan. The Board of Directors may redeem the then outstanding Rights at any time without consideration therefor in accordance with the terms of the NOL Plan.

Adient plc | Form 10-K | 84

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
For pension plans with accumulated benefit obligations (“ABO”) that exceed plan assets and for pension plans with a PBO that exceed plan assets, the projected benefit obligation (“PBO”), ABO and fair value of plan assets of those plans were $137 million, $120 million and $35 million, respectively, as of September 30, 2026, and $155 million, $135 million and $38 million, respectively, as of September 30, 2025.
In fiscal 2026, Adient paid contributions to the defined benefit pension plans of $18 million. Contributions of at least $8 million in cash to its defined benefit pension plans are expected in fiscal 2027. Projected benefit payments from the plans as of September 30, 2026 are estimated as follows (in millions):

2027	$28
2028	23
2029	24
2030	26
2031	28
2032-2036	147
Savings and Investment Plans
Adient sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, Adient will contribute to certain savings plans based on the employees' eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions expense in connection with these plans amounted to $46 million, $43 million and $38 million for fiscal years 2026, 2025 and 2024, respectively.
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

Adient plc | Form 10-K | 85

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$2	$2	$—	$—	$—
Equity Securities
Domestic	2	2	—	—	—
International - Developed	18	18	—	—	—
Fixed Income Securities
Government	129	29	77	—	23
Corporate/Other	63	24	28	—	11
Hedge Fund	31	—	31	—	—
Real Estate	4	—	—	—	4
Total	$249	$75	$136	$—	$38

	Fair Value Measurements Using:
(in millions)	Total as of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Pension
Cash	$3	$3	$—	$—	$—
Equity Securities
Domestic	2	2	—	—	—
International - Developed	23	23	—	—	—
Fixed Income Securities
Government	134	32	76	—	26
Corporate/Other	71	31	29	—	11
Hedge Fund	37	—	37	—	—
Real Estate	3	—	—	—	3
Total	$273	$91	$142	$—	$40

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

Adient plc | Form 10-K | 86

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

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status:

	Pension Benefits
(in millions)	2026	2025
Accumulated Benefit Obligation	$301	$346
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$366	$384
Service cost	7	6
Interest cost	18	16
Actuarial loss (gain)	(24)	(14)
Benefits paid	(23)	(21)
Curtailments, settlements and other	(16)	(12)
Currency translation adjustment	(5)	7
Projected benefit obligation at end of year	$323	$366
Change in Plan Assets:
Fair value of plan assets at beginning of year	$273	$293
Actual return on plan assets	—	(6)
Employer contributions, net	18	18
Benefits paid	(23)	(21)
Curtailments, settlements and other	(15)	(12)
Currency translation adjustment	(4)	1
Fair value of plan assets at end of year	$249	$273
Funded status	$(74)	$(93)
Amounts recognized in the statement of financial position consist of:
Pension plan assets (other noncurrent assets)	$30	$25
Pension benefits (of which $6 million and $6 million are included in accrued compensation and benefits, respectively)	(104)	(118)
Net amount recognized	$(74)	$(93)

Adient plc | Form 10-K | 87

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2026	2025	2026	2025
Weighted Average Assumptions (1):
Discount rate (2)	6.55%	5.60%	6.15%	5.29%
Rate of compensation increase	N/A	N/A	4.22%	4.68%

(1)	Plan assets and obligations are determined based on a September 30 measurement date.

(2)
Adient considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, Adient uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension plan, Adient uses a discount rate provided by an independent third-party calculated based on an appropriate mix of high-quality bonds. For the non-U.S. pension plans, Adient consistently uses the relevant country specific benchmark indices for determining the various discount rates.

Accumulated Other Comprehensive Income
The amounts in AOCI on the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost related to pension benefits were $2 million at both September 30, 2026 and 2025. The amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year for pension benefits are immaterial.

Net Periodic Benefit Cost (Credit)

The tables that follow contain the components and key assumptions of net periodic benefit cost (credit) related to Adient’s pension plans:

	Pension Benefits
(in millions)	2026	2025	2024
Components of Net Periodic Benefit Cost (Credit):
Service cost	$7	$6	$6
Interest cost	18	16	19
Expected return on plan assets	(14)	(13)	(12)
Net actuarial loss (gain)	(10)	3	13
Curtailment, settlement and other (gains) losses	(5)	4	1
Net periodic benefit cost (credit)	$(4)	$16	$27

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2026	2025	2024	2026	2025	2024
Expense Assumptions:
Discount rate	5.60%	4.99%	5.87%	5.30%	4.75%	5.60%
Expected return on plan assets	6.75%	6.75%	6.75%	5.71%	5.14%	4.95%
Rate of compensation increase	N/A	N/A	N/A	4.68%	4.38%	4.53%

The interest cost, expected return on plan assets, and net actuarial and settlement/curtailment (gain) loss components of net periodic benefit cost are included in other pension expense in the consolidated statements of income (loss).

Adient plc | Form 10-K | 88

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

During fiscal 2026, Adient committed to restructuring actions (“2026 Plan”) resulting in charges of $124 million that was offset by $16 million of prior-period underspend. The restructuring actions relate to cost reduction initiatives and consist primarily of workforce reductions in EMEA. The 2026 Plan is being implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with the 2026 Plan will primarily occur in fiscal 2026, 2027 and 2028, and are expected to be substantially complete by fiscal 2028. Restructuring costs are included in restructuring and impairment costs in the consolidated statements of income (loss).

During fiscal 2025, Adient committed to a restructuring plan (“2025 Plan”) resulting in charges of $58 million that was offset by $7 million of prior-period underspend. The 2025 Plan, which was primarily related to termination benefits in Europe, was implemented in response to manufacturing footprint and structural changes occurring in the global automotive industry and to ensure Adient maintains a competitive cost structure by reducing operating, administrative and engineering costs, and increasing efficiencies. Restructuring actions associated with the 2025 Plan will primarily occur in fiscal 2026 and 2027, and are expected to be substantially complete by fiscal year 2027. The following tables summarize the changes in Adient's restructuring reserve.

(in millions)	Employee Severance and Termination Benefits	Currency Translation and Other	Total
Balance at September 30, 2023	$56	$(5)	$51
2024 Plan charges	169	—	169
Utilized - cash	(43)	—	(43)
Noncash adjustment - (under) overspend and other	(1)	6	5
Balance at September 30, 2024	$181	$1	$182
2025 Plan charges	58	—	58
Utilized - cash	(104)	—	(104)
Noncash adjustment - (under) overspend and other	(7)	5	(2)
Balance at September 30, 2025	$128	$6	$134
2026 Plan charges	124	—	124
Utilized - cash	(83)	—	(83)
Noncash adjustment - (under) overspend and other	(16)	(4)	(20)
Balance at September 30, 2026	$153	$2	$155

Current restructuring reserve - other current liabilities			$67
Noncurrent restructuring reserve - other noncurrent liabilities			88
Balance at September 30, 2026			$155

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
Adient plc | Form 10-K | 89

Impairment
During fiscal 2025, Adient recorded a non-cash impairment loss of $8 million on its investment in Adient Aerospace. The impairment is included in restructuring and impairment costs in the consolidated statements of income (loss).

Refer to Note 6, “Goodwill and Other Intangible Assets” of the notes to the consolidated financial statements for additional information on other impairments assessed and recorded.

16. Income Taxes

Consolidated income (loss) before income taxes and noncontrolling interests for the years ended September 30, 2026, 2025, and 2024 is as follows:

	Year Ended September 30,
(in millions)	2026	2025	2024
Ireland	$(26)	$(24)	$(13)
United States	(297)	(98)	(361)
Other Foreign	503	34	507
Income (loss) before income taxes and noncontrolling interests	$180	$(88)	$133

The components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
(in millions)	2026	2025	2024
Current
Ireland	$—	$1	$—
U.S. - Federal and State	9	14	5
Other Foreign	120	116	28
	129	131	33
Deferred
Ireland	—	—	—
U.S. - Federal and State	—	—	—
Other Foreign	(14)	(28)	(1)
	(14)	(28)	(1)

Income tax provision	$115	$103	$32

The significant components of Adient's income tax provision are summarized in the following tables. These amounts do not include the impact of income tax expense related to Adient’s nonconsolidated partially-owned affiliates, which is netted against equity income on the consolidated statements of income (loss).

Adient plc | Form 10-K | 90

Effective October 1, 2025, Adient adopted ASU 2023-09, "Improvements to Income Tax Disclosures," on a prospective basis. In accordance with the categories required by the ASU, the reconciliation between the income tax provision calculated at the Irish statutory income tax rate of 12.5% and the consolidated income tax provision is shown below (in millions and as a percentage of pretax income):

	Year Ended September 30, 2026
(in millions)	Amount	Percentage
Earnings from continuing operations, before income tax expense	$180
Ireland federal statutory tax rate	22	12.5%
Other Ireland federal tax effects	3	1.7%
Foreign Tax Effects
Brazil
Intangible property rights transfer	(11)	(6.1)%
Other	4	2.2%
China
Effect of statutory tax rate differences between China and Ireland	13	7.2%
Other	(6)	(3.3)%
India	10	5.5%
Luxembourg
Tax adjustments to value of investments	(270)	(150.0)%
Changes in valuation allowances	263	146.1%
Deemed interest	(10)	(5.5)%
Other	10	5.5%
Mexico
Effect of statutory tax rate differences between Mexico and Ireland	18	10.0%
Foreign exchange	(12)	(6.7)%
Non-taxable / non-deductible items	10	5.5%
Changes in valuation allowances	10	5.5%
Other	(8)	(4.4)%
United Kingdom
Deemed interest	10	5.5%
Other	(3)	(1.7)%
United States
Changes in valuation allowances	56	31.1%
Effect of statutory tax rate differences between the United States and Ireland	(25)	(13.9)%
Other	5	2.8%
Other foreign jurisdictions	2	1.1%
Changes in unrecognized tax benefits	24	13.3%
Income tax provision	$115	63.9%

Adient plc | Form 10-K | 91

A summary of the differences between the income tax provision calculated at the Irish statutory income tax rate of 12.5% and the consolidated income tax provision is shown below (in millions) for the fiscal years ended September 30, 2025 and 2024:

	Year Ended September 30,
(in millions)	2025	2024
Tax expense at Ireland statutory rate	$(11)	$17
State and local income taxes, net of federal benefit	7	(15)
Foreign tax rate differential	29	9
Deemed interest	—	(6)
Credits and incentives	(14)	(12)
Nondeductible goodwill impairment	29	—
Repatriation of foreign earnings	23	18
Foreign exchange	(2)	17
Impact of tax rate changes	69	(1)
Audit settlements and change in uncertain tax positions	(26)	(43)
Change in valuation allowance	828	90
Tax adjustments to value of investments	(873)	(38)
Net operating loss expirations and write-offs	38	5
Other	6	(9)
Income tax provision	$103	$32

The income tax expense was higher than the Irish statutory rate of 12.5% for fiscal 2026 primarily due to the inability to record a tax benefit for losses in jurisdictions with valuation allowances and the establishment of uncertain tax positions as a result of initiating a foreign tax audit settlement, partially offset by tax benefits related to audit closures, statute expirations, restructuring initiatives, and a transfer of intellectual property rights between subsidiaries in different tax jurisdictions. No items included in the other categories are individually, or when appropriately aggregated, significant.

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

For fiscal 2025 and 2024, Adient’s foreign tax rate differential primarily comprises two components. First is the difference in foreign tax rates from the Irish statutory tax rate that will fluctuate with the mix of income and losses in multiple jurisdictions with higher or lower statutory tax rates. Second is the elimination of the effects, at the Irish statutory tax rate, on the amount of income reported for nonconsolidated partially-owned affiliates whose corresponding income tax expense is already netted against equity income on the consolidated statements of income and reflected in income (loss) before income taxes. During fiscal 2025 and 2024, significant income and loss jurisdictions include Brazil, China, Germany, India, Luxembourg, Mexico, Thailand, the United Kingdom, and the United States, with federal statutory tax rates ranging between 16% and 34%, which are all above the Irish statutory rate of 12.5%.

During fiscal 2025 and 2024, Adient reported foreign tax rate differentials that resulted in net expense because its consolidated subsidiaries’ net pretax income, adjusted for permanent book to tax differences, and overall pretax income, adjusted for permanent book to tax differences, did not consist primarily of equity income from nonconsolidated partially-owned affiliates.
Adient plc | Form 10-K | 92

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

Deferred taxes are classified in the consolidated statements of financial position as follows:

	September 30,
(in millions)	2026	2025
Other noncurrent assets	$250	$229
Other noncurrent liabilities	(160)	(155)
Net deferred tax asset	$90	$74

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included:

	September 30,
(in millions)	2026	2025
Deferred tax assets:
Accrued expenses and reserves	$131	$137
Employee and retiree benefits	47	31
Net operating loss and other carryforwards	2,539	2,227
Property, plant and equipment	119	106
Intangible assets	80	97
Operating lease liabilities	60	60
Research and development	110	129
	3,086	2,787
Valuation allowances	(2,893)	(2,614)
	193	173
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	35	33
Operating lease right-of-use assets	60	60
Other	8	6
	103	99
Net deferred tax asset	$90	$74

At September 30, 2026, Adient had available net operating loss carryforwards of approximately $9.2 billion which are available to reduce future tax liabilities. Net operating loss carryforwards of $6.8 billion will expire at various dates between 2027 and 2046, with the remainder having an indefinite carryforward period. Net operating loss carryforwards of $8.2 billion are offset by a valuation allowance. During fiscal 2026 and 2025, the net operating loss carryforward in Luxembourg increased by $1.1 billion ($0.3 billion tax-effected) and $3.7 billion ($0.9 billion tax-effected), respectively, related to tax adjustments to the value of certain investments, arising from certain impairments, with an offsetting increase to the valuation allowance and no net impact to tax expense.

Adient plc | Form 10-K | 93

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

As a result of Adient's fiscal 2026 analysis of the realizability of its worldwide deferred tax assets, and after considering tax planning initiatives and other positive and negative evidence, Adient established and released valuation allowances on certain deferred tax assets at various subsidiaries, which did not have a material impact on Adient’s financial statements either individually or in the aggregate. Adient continues to record valuation allowances on certain deferred tax assets in Germany, Hungary, Luxembourg, Mexico, Poland, Spain, the United Kingdom, the U.S. and other jurisdictions as it remains more likely than not that they will not be realized.

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

Adient regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. For the year ended September 30, 2026, Adient believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial statements. However, the final determination with respect to tax audits and any related litigation could be materially different from Adient’s estimates.

For the years ended September 30, 2026, 2025, and 2024, Adient had gross tax effected unrecognized tax benefits of $336 million, $404 million, and $422 million, respectively. If recognized, $112 million of Adient's unrecognized tax benefits would impact the effective tax rate. Total net accrued interest for the years ended September 30, 2026, 2025, and 2024 was approximately $29 million, $21 million and $21 million, respectively (net of tax benefit). Adient recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

During fiscal 2026, Adient recognized $23 million of tax expense (including $13 million of interest and penalties) as a result of initiating a foreign tax audit settlement and tax benefits of $12 million related to other audit closures and statute expirations.

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
Adient plc | Form 10-K | 94

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2026	2025	2024
Beginning balance	$404	$422	$527
Additions for tax positions related to the current year	3	3	6
Additions for tax positions of prior years	12	22	18
Reductions for tax positions of prior years	(62)	(28)	(9)
Settlements with taxing authorities	(16)	(6)	(115)
Statute closings	(5)	(9)	(5)
Ending balance	$336	$404	$422

During the next twelve months, it is possible that tax audit resolutions or applicable statute of limitation lapses could result in a significant change in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, Adient is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits.

Adient has recorded a deferred tax liability of approximately $35 million as of September 30, 2026 on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates for which Adient does not have an indefinite reinvestment assertion. Adient has not provided for deferred taxes on the remainder of undistributed earnings from consolidated foreign affiliates because such earnings should not give rise to additional tax liabilities upon repatriation or are considered to be indefinitely reinvested. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

A summary of income taxes paid, net of refunds, is shown below (in millions):

(in millions)	September 30, 2026
Ireland	$—
Foreign
China	33
Mexico	32
Thailand	14
India	12
All other foreign	36
Income taxes paid	$127

Income taxes paid for the fiscal years ended September 30, 2025 and 2024 were $92 million and $96 million, respectively.

Other

During fiscal 2026, Adient recognized a tax benefit of $18 million related to qualified restructuring initiatives and restructuring-related charges in various jurisdictions, primarily in EMEA. Additionally, Adient recognized a tax benefit of $11 million related to a transfer of intellectual property rights between subsidiaries in different tax jurisdictions. As a result of the transfer, the subsidiary which received the intellectual property rights recognized tax basis equal to the fair market value of the transferred intellectual property rights, thereby creating a temporary difference between the book basis and tax basis.
Adient plc | Form 10-K | 95

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

The Organization for Economic Cooperation and Development’s Pillar Two initiative, which introduced a 15% global minimum tax applied on a country by country basis, was first applicable for Adient’s fiscal 2025. The annual effect of these new rules and the impact on Adient’s effective tax rate was not material in fiscal 2026 and 2025.

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

During fiscal years 2026, 2025 and 2024, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the consolidated financial statements.

Tax Benefits Preservation Plan

In November 2026, Adient’s Board of Directors approved and adopted the NOL Plan in an effort to help preserve the value of Adient’s U.S. net operating loss carryforwards and other tax assets. Refer to Note 13, “Equity and Noncontrolling Interests” of the notes to the consolidated financial statements for additional information on the NOL Plan.

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

The following tables summarize Adient's reportable segments' sales and Adjusted EBITDA which include significant expenses that align with the segment-level information that is regularly provided to the CODM. The reportable segments’ Adjusted EBITDA is reconciled to income (loss) before income taxes for fiscal 2026, 2025 and 2024:

Adient plc | Form 10-K | 96

	Year Ended September 30, 2026
(in millions)	Americas	EMEA	Asia	Consolidated

Segment net sales	$7,369	$4,742	$3,148	$15,259
Eliminations				(91)
Consolidated net sales				$15,168

Material costs	4,795	2,900	2,197
Labor and overhead	1,967	1,541	448
Administrative, engineering and allocated costs	208	193	119
Equity income	—	17	66
Adjusted EBITDA	$399	$125	$450	$974

Reconciliation to income before income taxes
Corporate-related costs (1)				(90)
Restructuring and impairment costs (2)				(108)
Purchase accounting amortization (3)				(47)
Restructuring-related charges (4)				(30)
Depreciation expense				(286)
Equity based compensation				(34)
Other items (5)				(4)
Net financing charges				(206)
Other pension income				11
Income before income taxes				180

Notes:

(1) Corporate-related costs not allocated to the segments include executive office, communications, corporate development, legal and corporate finance.

(2) Reflects $108 million of restructuring charges for costs that are probable and reasonably estimable and non-recurring asset impairments. Refer to Note 15, “Restructuring and Impairment Costs” of the notes to the consolidated financial statements for additional information.

(3) Reflects amortization of intangible assets including those related to partially-owned affiliates recorded within equity income.

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities, including $25 million in restructuring-related charges primarily recorded in cost of sales, $2 million in SG&A and $3 million of restructuring charges at partially-owned affiliates recorded within equity income.

(5) Other items include non-recurring, one-time items such as transaction related costs and non-recurring gains/losses on unusual contract settlements.
Adient plc | Form 10-K | 97

	Year Ended September 30, 2025
(in millions)	Americas	EMEA	Asia	Consolidated

Segment net sales	$6,856	$4,773	$2,983	$14,612
Eliminations				(77)
Consolidated net sales				$14,535

Material costs	4,444	2,958	2,056
Labor and overhead	1,819	1,495	419
Administrative, engineering and allocated costs	191	213	122
Equity income	—	17	54
Adjusted EBITDA	$402	$124	$440	$966

Reconciliation to loss before income taxes
Corporate-related costs (1)				(85)
Restructuring and impairment costs (2)				(392)
Purchase accounting amortization (3)				(47)
Restructuring-related charges (4)				(11)
Gain on disposal transactions (5)				4
Depreciation expense				(279)
Equity based compensation				(32)
Other items (6)				(9)
Net financing charges				(193)
Other pension expense				(10)
Loss before income taxes				(88)

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

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities, including $29 million in restructuring-related charges primarily recorded in cost of sales and $5 million of restructuring-related charges at a partially-owned affiliate recorded in equity income, partially offset by a $23 million gain on the sales of restructured facilities across all segments recorded in SG&A.

(5) Reflects a $4 million gain on sale of Adient's partially-owned affiliate investment in Setex recorded within equity income.

(6) Other items include non-recurring, one-time items such as transaction related costs and non-recurring gains/losses on unusual contract settlements.

Adient plc | Form 10-K | 98

	Year Ended September 30, 2024
(in millions)	Americas	EMEA	Asia	Consolidated

Segment net sales	$6,763	$5,029	$2,989	$14,781
Eliminations				(93)
Consolidated net sales				$14,688

Material costs	4,394	3,123	2,061
Labor and overhead	1,841	1,568	426
Administrative, engineering and allocated costs	156	198	136
Equity income	3	15	73
Adjusted EBITDA	$375	$155	$439	$969

Reconciliation to income before income taxes
Corporate-related costs (1)				(89)
Restructuring and impairment costs (2)				(168)
Purchase accounting amortization (3)				(48)
Restructuring-related charges (4)				—
Loss on disposal transactions (5)				(7)
Depreciation expense				(285)
Equity based compensation (6)				(31)
Other items (7)				2
Net financing charges				(189)
Other pension expense				(21)
Income before income taxes				133

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

(4) Reflects restructuring-related charges for costs that are recorded as incurred or as earned and other non-recurring impacts that are directly attributable to restructuring activities, including a $10 million in restructuring-related charges primarily recorded in cost of sales, offset by $10 million gain on sale of a restructured facility in Americas recorded in SG&A.

(5) Includes an $8 million loss on sale of 51% of Adient's interest in LFADNT, partially offset by a $1 million gain on sale of a partially-owned affiliate recorded within equity income. Refer to Note 3, “Acquisitions and Divestitures,” of the notes to the consolidated financial statements for additional information.

(6) Includes a $5 million adjustment to increase equity-based compensation expense related to a retired executive's equity awards that should have been recognized in periods prior to fiscal 2024 recorded in SG&A

(7) Other items include non-recurring, one-time items such as transaction related costs and non-recurring gains/losses on unusual contract settlements.
Adient plc | Form 10-K | 99

Additional Segment Information

	Year Ended September 30, 2026
	Reportable Segments			Reconciling Items(1)	Consolidated
(in millions)	Americas	EMEA	Asia
Total Assets	2,803	1,939	3,156	920	8,818
Investment in partially-owned affiliates	2	40	225	—	267
Equity income	—	17	66	(3)	80
Depreciation	123	112	51	—	286
Amortization	2	—	45	—	47
Capital Expenditures	139	114	58	—	311

(1) Corporate-related assets primarily include cash and assets held for sale. Specific reconciling items for equity income represents $3 million of restructuring charges at affiliates.

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

Adient plc | Form 10-K | 100

Geographic Information

Financial information relating to Adient's operations by geographic area is as follows:

Net Sales
	Year Ended September 30,
(in millions)	2026	2025	2024
Americas
United States	$6,729	$6,140	$5,893
Mexico	2,722	2,543	2,634
Other Americas	375	299	314
Regional Elimination	(2,457)	(2,126)	(2,078)
	7,369	6,856	6,763
EMEA
Germany	920	903	942
Poland	839	846	939
Spain	697	718	744
Czech Republic	645	694	756
Sweden	554	545	567
Romania	508	500	474
Other EMEA	1,731	1,711	1,951
Regional Elimination	(1,152)	(1,144)	(1,344)
	4,742	4,773	5,029
Asia
China	1,600	1,286	1,420
Thailand	468	515	496
Japan	448	415	344
Korea	427	535	488
Other Asia	290	300	294
Regional Elimination	(85)	(68)	(53)
	3,148	2,983	2,989

Inter-segment elimination	(91)	(77)	(93)

Total	$15,168	$14,535	$14,688

Adient plc | Form 10-K | 101

Long-Lived Assets (consisting of net property, plant and equipment)
	Year Ended September 30,
(in millions)	2026	2025
Americas
United States	$425	$416
Mexico	141	143
Other Americas	25	20
	591	579
EMEA
Poland	134	155
Germany	108	122
Spain	61	52
Hungary	51	38
Czech Republic	21	28
Other EMEA	161	177
	536	572
Asia
China	124	107
Japan	62	64
Thailand	49	50
Korea	19	21
Other Asia	20	16
	274	258

Total	$1,401	$1,409

18. Nonconsolidated Partially-Owned Affiliates

Investments in the net assets of nonconsolidated partially-owned affiliates are reported in the “Investments in partially-owned affiliates” line in the consolidated statements of financial position. Equity in the net income of nonconsolidated partially-owned affiliates are reported in the “Equity income” line in the consolidated statements of income (loss). Adient maintains total investments in partially-owned affiliates of $267 million and $276 million at September 30, 2026 and 2025, respectively. Operating information for nonconsolidated partially-owned affiliates is as follows:

	Ownership at September 30,
Name of key partially-owned affiliate	2026	2025
KEIPER Seating Mechanisms Co., Ltd. (“KEIPER”)	50.0%	50.0%
Changchun FAWAY Adient Automotive Systems Co. Ltd. (“CFAA”)	49.0%	49.0%

	Year Ended September 30,
(in millions)	2026	2025	2024
Income statement data:
Net sales	$3,092	$3,513	$3,783
Gross profit	$328	$306	$368
Net income	$163	$138	$184
Net income attributable to the entity	$159	$136	$182

Adient plc | Form 10-K | 102

	September 30,
(in millions)	2026	2025
Balance sheet data:
Current assets	$1,789	$2,044
Noncurrent assets	$724	$652
Current liabilities	$1,905	$2,000
Noncurrent liabilities	$123	$203

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

Adient accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $2 million and $3 million at September 30, 2026 and 2025, respectively. Adient reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by Adient do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate Adient's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, the often quite lengthy periods over which eventual remediation may occur, and changing environmental laws. Nevertheless, Adient does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on Adient's financial position, results of operations or cash flows.

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

The following table sets forth the location and amounts of net sales to and purchases from related parties included in Adient's consolidated statements of income (loss):

		Year Ended September 30,
(in millions)		2026	2025	2024
Net sales to related parties	Net sales	$94	$148	$251
Purchases from related parties	Cost of sales	288	311	399

The following table sets forth the locations and amount of accounts receivable due from and payable to related parties in Adient's consolidated statements of financial position:

		September 30,
(in millions)		2026	2025
Receivables from related parties	Accounts receivable	$14	$16
Payables to related parties	Accounts payable/other current liabilities	35	58

Adient plc | Form 10-K | 103

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, Adient conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2026, the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, the principal executive officer and principal financial officer concluded that Adient's disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in Adient's reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to Adient's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of Adient's internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that Adient maintained effective internal control over financial reporting as of September 30, 2026. The effectiveness of Adient's internal control over financial reporting as of September 30, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

During fiscal 2026, Adient continued to implement a new enterprise resource planning (“ERP”) system at certain of its entities in China. There were no other changes in internal control over financial reporting during the quarter and fiscal year ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, Adient's internal control over financial reporting.

Adient plc | Form 10-K | 105

Item 9B. Other Information

During the fourth quarter of fiscal year 2026, none of Adient’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K, except as set forth below.

On August 19, 2026, Jerome Dorlack, Adient’s President and Chief Executive Officer, adopted a pre-arranged trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Act of 1934, as amended. The trading plan provides for the sale of up to 20% of Mr. Dorlack’s outstanding performance share units and restricted share units that vest prior to February 15, 2027 (20% of 179,305 shares, net of tax), until August 12, 2027, subject to the terms and conditions of the plan.

On November 12, 2026, the Board of Directors (the “Board”) of Adient approved a restricted stock unit award for Jerome J. Dorlack, Adient’s President and Chief Executive Officer (the “Replacement RSU Award”), pursuant to Adient’s 2021 Omnibus Incentive Plan in replacement of 30% of his salary for calendar year 2027 in connection with a salary reduction program, which is being done to further Adient’s commitment to aligning pay with performance and the interests of Adient’s Chief Executive Officer with the interests of its shareholders. The Replacement RSU Award will have a grant date of January 1, 2027, and a grant date fair value in an amount equal to 30% of his salary as in effect at the time of grant. The terms of the Replacement RSU Award will be reflected in a form of Restricted Shares or Restricted Share Unit Award Agreement that was previously approved for use in granting a salary replacement restricted stock unit award to Mr. Dorlack, as disclosed in Adient’s Current Report on Form 8-K dated as of November 8, 2023. The Replacement RSU Award granted to Mr. Dorlack will vest upon the one-year anniversary of the grant date (subject to continued vesting upon an involuntary termination without cause, or accelerated vesting upon death or disability).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Adient plc | Form 10-K | 106

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Adient intends to hold its 2027 annual general meeting of shareholders on March 9, 2027.

The information required by this Item is set forth under the sections entitled “Q: Where can I find Corporate Governance materials for Adient?,” “Proposal One: Election of Directors,” “Corporate Governance,” “Board and Committee Information,” “Audit Committee Report,” and “Delinquent Section 16(a) Reports” in Adient's 2027 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after September 30, 2026 in connection with the solicitation of proxies for Adient's 2027 annual general meeting of shareholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item is set forth under the sections entitled “Human Capital and Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” and “Non-Employee Director Compensation” in Adient's 2027 Proxy Statement to be filed with the SEC within 120 days after September 30, 2026 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in Adient's 2027 Proxy Statement to be filed with the SEC within 120 days after September 30, 2026 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the section entitled “Corporate Governance,” “Certain Relationships and Related Person Transactions” and “Board and Committee Information” in Adient's 2027 Proxy Statement to be filed with the SEC within 120 days after September 30, 2026 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth under the section entitled “Audit Committee Report” in Adient's 2027 Proxy Statement to be filed with the SEC within 120 days after September 30, 2026 and is incorporated herein by reference.

Adient plc | Form 10-K | 107

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

ADIENT AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Year Ended September 30,
(in millions)	2026	2025	2024
Accounts Receivable - Allowances
Balance at beginning of period	$40	$24	$15
Provision charged to costs and expenses	9	23	13
Reserve adjustments	(13)	(7)	(5)
Currency translation	2	—	1
Balance at end of period	$38	$40	$24
Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$2,614	$1,769	$1,655
Allowance provision for operating and other loss carryforwards	293	828	90
Allowance provision (benefit) adjustments	(14)	17	24
Balance at end of period	$2,893	$2,614	$1,769

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

4.8
Tax Benefits Preservation Plan, dated as of November 4, 2026 between the Company and Broadridge Corporate Issuer Solutions, LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate, Assignment and Election to Exercise and as Exhibit B the form of Designation of Participating Preferred Shares (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2026 (File No. 1-37757)).

10.1
Tax Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited, as amended October 31, 2016 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Adient plc’s Annual Report on Form 10-K/A filed June 29, 2017 (File No. 1-37757)).

Adient plc | Form 10-K | 109

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

10.10	Adient plc Non-Employee Directors Compensation Summary and Ownership Guidelines, as amended and restated effective as of October 1, 2026.*

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

10.15
Amendment No. 1 dated April 8, 2021 to the Term Loan Credit Agreement dated as of May 6, 2019, among the Borrowers, the lenders party hereto, and the Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on April 9, 2021 (File No. 1-37757)).

Adient plc | Form 10-K | 110

10.16
Restricted Shares or Restricted Share Unit Award Agreement for certain salary reduction replacement grants made under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on June 30, 2021 (File No. 1-37757)).*

10.17
Form of Restricted Shares or Restricted Share Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Adient plc’s Current Report on Form 8-K filed on March 10, 2021 (File No. 1-37757)).*

10.18
Form of Adient plc Performance Unit Award Agreement under the Adient plc 2021 Omnibus Incentive Plan, as updated in March 2022 (incorporated by reference to Exhibit 10.1 to Adient plc’s Quarterly Report on Form 10-Q filed on May 5, 2022 (File No. 1-37757)).*

10.19
Form of Restricted Shares or Restricted Share Unit Award Agreement for salary replacement awards for Jerome J. Dorlack made under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on September 23, 2022 (File No. 1-37757)).*

10.20
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

10.21
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

10.25
Form of Restricted Shares or Restricted Share Unit Award Agreement for certain retention awards made under the Adient plc 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to Adient plc’s Annual Report on Form 10-K filed November 18, 2024 (File No. 1-37757)).*

10.26
Amendment No. 4 dated December 12, 2024 to the Term Loan Credit Agreement dated as of May 6, 2019, among Adient US LLC, Adient Global Holdings S.à r.l., the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on December 13, 2024 (File No. 1-37757)).

10.27
Adient plc 2021 Omnibus Incentive Plan, as Amended and Restated effective as of March 11, 2025 (incorporated by reference to Annex A of Adient’s Definitive Proxy Statement on Schedule 14A filed on January 22, 2025 for the Adient plc 2025 annual general meeting of shareholders held March 11, 2025) (File No. 1-37757).*

Adient plc | Form 10-K | 111

10.28
Amendment Agreement No. 5, dated October 17, 2025, to the Amended and Restated Revolving Credit Agreement, dated as of November 2, 2022, among Adient US LLC, the other borrower subsidiaries party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed on October 17, 2025 (File No. 1-37757)).*

10.29
Amendment No. 5 dated January 15, 2026 to the Term Loan Credit Agreement dated as of May 6, 2019, among the Borrowers, the lenders party hereto, and the Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed January 16, 2026) (File No. 1-37757).

10.30
Service Agreement, dated January 1, 2026, entered into between Adient Germany Ltd. & Co. KG and David J. Herberg (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2026 (File No. 1-37757)).*

10.31
Amendment No. 6 dated August 20, 2026 to the Term Loan Credit Agreement dated as of May 6, 2019, among the Borrowers, the lenders party hereto, and the Agent (incorporated by reference to Exhibit 10.1 to Adient plc’s Current Report on Form 8-K filed August 21, 2026) (File No. 1-37757).

19.1	Adient plc Insider Trading Policy (File No. 1-37757)).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Adient plc | Form 10-K | 112

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

Adient plc

By:	/s/ Jerome J. Dorlack
Jerome J. Dorlack
President and Chief Executive Officer and a Director
Date:	November 13, 2026

By:	/s/ Mark A. Oswald
Mark A. Oswald
Executive Vice President and Chief Financial Officer
Date:	November 13, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 13, 2026, by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ Jerome J. Dorlack	/s/ Mark A. Oswald
Jerome J. Dorlack	Mark A. Oswald
President and Chief Executive Officer and a Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Gregory S. Smith	/s/ Frederick A. Henderson
Gregory S. Smith	Frederick A. Henderson
Senior Vice President and Chief Accounting Officer	Non-Executive Chairman and Director
(Principal Accounting Officer)

/s/ Julie L. Bushman	/s/ Richard Goodman
Julie L. Bushman	Richard Goodman
Director	Director

/s/ Jodi E. Eddy	/s/ Barb J. Samardzich
Jodi E. Eddy	Barb J. Samardzich
Director	Director

/s/ José M. Gutiérrez
José M. Gutiérrez
Director

Adient plc | Form 10-K | 114